Form 10QSB
period 1996-03-31
ZANART ENTERTAINMENT INC
filed 1996-05-13
CIK 803352

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

               / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from     to    .
                                                   ---    ---

                           Commission File No. 0-25804

                        ZANART ENTERTAINMENT INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Florida                                                59-2716063
- - -------------------------------                               ------------------
(State or other jurisdiction of                                I.R.S. Employer
 incorporation or organization)                               Identification No.

7641 Burnet Avenue, Van Nuys, CA                                    91405
- - --------------------------------                                  ----------
(Address of principal executive offices)                          (Zip Code)

         (Issuer's Telephone Number, Including Area Code) (818) 904-9797
         ---------------------------------------------------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

         As of May 10, 1996, the Company had outstanding a total of 2,902,983 shares of Common Stock, par value $.0001 per share.

                        ZANART ENTERTAINMENT INCORPORATED
               Form 10-QSB -- for the Quarter Ended March 31, 1996

                                      INDEX

Part I.   FINANCIAL INFORMATION                                            PAGE
Item 1.   Financial Statements

      a)  Condensed Balance Sheets -- June 30, 1995 and
          March 31, 1996                                                   3-4

      b)  Condensed Statements of Operations -- Nine month period ended
          March 31, 1995 and March 31, 1996 and three month
          period ended March 31, 1995 and March 31, 1996                   5

      c)  Condensed Statements of Cash Flows -- Nine month period ended
          March 31, 1995 and March 31, 1996                                6

      d)  Notes to Condensed Financial Statements, March 31, 1996          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8-12

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities                                            13

Item 3.   Defaults Upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

          Signatures                                                       14

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        ZANART ENTERTAINMENT INCORPORATED
                            CONDENSED BALANCE SHEETS
               AS OF JUNE 30, 1995 AND MARCH 31, 1996 (UNAUDITED)

                                     ASSETS

                                                        JUNE 30,      MARCH 31,
                                                          1995          1996
                                                       -------------------------
                                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $3,270,570     $2,246,021
  Accounts receivable, net of
    allowance for doubtful accounts of $54,000 at
    June 30, 1995 and March 31, 1996                      780,783        622,893
  Income tax refund receivable                             18,210          8,360
  Inventories                                             405,719        530,478
  Prepaid expenses                                         46,871         34,090
  Officer advances                                          4,149          4,149

                                                       -------------------------
     Total current assets                               4,526,302      3,445,991
                                                       -------------------------

FURNITURE AND EQUIPMENT, net                               45,008         51,283

LICENSING FEES, net                                        37,887        154,060

OTHER ASSETS, net                                          13,888          8,886

                                                       =========================
TOTAL ASSETS                                           $4,623,085     $3,660,220
                                                       =========================


              The accompanying notes are an integral part of these
                           condensed balance sheets.

                        ZANART ENTERTAINMENT INCORPORATED
                            CONDENSED BALANCE SHEETS
                  JUNE 30, 1995 AND MARCH 31, 1996 (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           JUNE 30,        MARCH 31,
                                                             1995            1996
                                                         ----------------------------
                                                                          (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities               $   364,431      $   206,567
  Trade payable to vendor/shareholder                        199,005          135,618
  Professional fees payable                                   45,000           26,000
  Accrued payroll                                             10,784           10,719
  Royalties payable                                          121,815          154,344

                                                         ----------------------------
     Total current liabilities                               741,035          533,248
                                                         ----------------------------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.0001 par value:
        Authorized--1,000,000 shares
        None issued and outstanding                             --               --
     Common stock, $.0001 par value:
        Authorized--100,000,000 shares
        Issued and outstanding,  2,902,983 shares
        at June 30, 1995 and March 31, 1996                      290              290
     Additional paid-in-capital                            4,913,743        4,913,743
     Deficit                                              (1,031,983)      (1,787,061)
                                                         ----------------------------
         Total Shareholders' Equity                        3,882,050        3,126,972
                                                         ----------------------------
            Total Liabilities & Shareholders' Equity     $ 4,623,085      $ 3,660,220
                                                         ============================


              The accompanying notes are an integral part of these
                           condensed balance sheets.

                        ZANART ENTERTAINMENT INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE NINE AND THREE MONTH PERIOD ENDED MARCH 31, 1995 AND 1996
                                   (UNAUDITED)

                                               NINE MONTH PERIOD               THREE MONTH PERIOD
                                                ENDED MARCH 31,                  ENDED MARCH 31,
                                          ---------------------------     ---------------------------
                                              1995            1996            1995            1996
                                          ---------------------------     ---------------------------
                                                  (UNAUDITED)                      (UNAUDITED)
REVENUES                                  $ 1,584,310     $ 1,979,576     $   445,510     $   508,028

COST OF REVENUES                            1,117,985       1,726,035         343,994         454,214

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       551,460       1,113,521         225,958         387,715
                                          ---------------------------     ---------------------------

     Loss from operations                     (85,135)       (859,980)       (124,442)       (333,901)

INTEREST INCOME                                 3,239         107,630             871          31,380

INTEREST EXPENSE                              (91,163)         (1,928)        (16,691)           (137)
                                          ---------------------------     ---------------------------

      Loss before provision for income
      taxes and extraordinary item           (173,059)       (754,278)       (140,262)       (302,658)

PROVISION FOR INCOME TAXES                       --               800            --              --

                                          ---------------------------     ---------------------------
      Loss before extrordinary loss          (173,059)       (755,078)       (140,262)       (302,658)

EXTRAORDINARY ITEM-LOSS FROM
  EARLY EXTINGUISHMENT OF DEBT                (37,281)           --              --              --

                                          ---------------------------     ---------------------------
NET LOSS                                  $  (210,340)    $  (755,078)    $  (140,262)    $  (302,658)
                                          ===========================     ===========================

PRO FORMA EARNINGS PER
  SHARE INFORMATION:

  Loss per share - before
  extradordinary item                     $     (0.07)    $     (0.26)    $     (0.07)    $     (0.10)

  Extraordinary item                            (0.02)           --              --              --

                                          ---------------------------     ---------------------------
  Loss per common share                   $     (0.09)    $     (0.26)    $     (0.07)    $     (0.10)
                                          ===========================     ===========================

PRO FORMA WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES                 ---------------------------     ---------------------------
  OUTSTANDING                               2,028,275       2,902,983       2,065,034       2,902,983
                                          ===========================     ===========================

              The accompanying notes are an integral part of these
                              condensed statements.

                        ZANART ENTERTAINMENT INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 NINE MONTH PERIOD
                                                                  ENDED MARCH 31,
                                                             ------------------------
                                                                1995           1996
                                                             ------------------------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(210,340)   $  (755,078)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                          61,831         81,305
         Amortization of deferred financing costs               56,081           --
         Loss from early extinguishment of debt                 37,281           --
         Changes in assets and liabilities:
            Accounts receivable                                123,118        157,890
            Income tax refund receivable                          --            9,850
            Inventories                                       (122,434)      (124,759)
            Prepaid expenses                                   (24,857)        12,781
            Other assets                                       (20,000)          --
            Accounts payable and accrued liabilities           308,527       (157,864)
            Trade payable to vendor/shareholder                (71,050)       (63,387)
            Professional fees payable                          (68,792)       (19,000)
            Accrued payroll                                    (22,266)           (65)
            Royalties payable                                  (62,696)        32,529
                                                             ------------------------
               Net cash used in operating activities           (15,597)      (825,798)
                                                             ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and equipment                        (29,189)       (23,751)
   Advances on licensing fees                                  (75,000)      (175,000)
   Officer advances, net                                           551           --
                                                             ------------------------
              Net cash used in investing activities           (103,638)      (198,751)
                                                             ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                  100,000           --
   Deferred offering costs                                    (201,251)          --
                                                             ------------------------
               Net cash provided by financing activities      (101,251)          --
                                                             ------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (220,486)    (1,024,549)

CASH AND CASH EQUIVALENTS, beginning of period                 339,982      3,270,570

                                                             ========================
CASH AND CASH EQUIVALENTS, end of period                     $ 119,496    $ 2,246,021
                                                             ========================


              The accompanying notes are an integral part of these
                             condensed statements.

                        ZANART ENTERTAINMENT INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management and subject to year-end audit, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

Certain reclassifications have been made to the accompanying condensed financial statements to conform them with the current period presentation.

LOSS PER COMMON SHARE

Loss per common share for the three and nine month period ended March 31, 1995 is based upon the pro forma weighted average number of common shares outstanding assuming the public offering of shares of the Company's common stock in May 1995 had been completed as of July 1, 1994. Pro forma income adjustments relate to increases in officers salaries and reduction in interest expense. For the three and nine month period ended March 31, 1996, loss per common share is based on the historical weighted average number of shares outstanding. Common stock equivalents have not been included as they would be anti-dilutive for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Nine months Ended March 31, 1996 vs. Nine months Ended March 31, 1995

         Revenues increased 25% to $1,979,576 from $1,584,310 for the nine month period ended March 31, 1996 compared with the nine month period ended March 31, 1995. This increase was due primarily to an increase in the sale of licensed products, especially framed art and the Company's Chromart line. Warner Bros., the Company's largest customer, represented approximately $1,078,874 compared with approximately $866,950 during the nine months ended March 31, 1995 or approximately 55% of sales for the nine months ended March 31, 1996 and 1995. The Musicland Group represented approximately $268,484 or 14% of total revenues and $157,010 or 10% of total revenues for the comparative periods.

         Cost of revenues (principally raw material, production costs and licensing royalties) for the nine months ended March 31, 1996 increased $608,050 to $1,726,035 from $1,117,985 for the nine months ended March 31, 1995. The Company's gross margin decreased to $253,541 or 13% of revenues for the nine months ended March 31, 1996 from $466,325 or 29% for the nine months ended March 31, 1995. The decrease in comparative periods was due primarily to an increase in royalties as a percentage of sales, an increase in certain new product development costs, an increase in the costs of certain raw materials, an unfavorable shift in the sales mix to lower margin products, and the sale of certain excess inventories at lower than normal wholesale margins.

         Selling, general and administrative expenses (SG&A) increased $562,061 to $1,113,521 in the nine months ended March 31, 1996 from $551,460 during the same period in the previous year. This increase was primarily due to expenditures incurred by the Company in an effort to expand its overall marketing efforts and to enhance market recognition as well as its channels of distribution. The increase also resulted from the hiring of key personnel and related expenses in an effort to position the Company for further expansion.

A comparison of significant SG&A expenses is as follows for the nine month periods ended March 31:

                                            1995          1996
                                            ----          ----
Payroll/Payroll Related Cost             $  255,748    $  505,538
Advert./Selling Materials/Commissions        39,467        82,670
Public & Investor Relations                   1,100        30,339
Filing Fees/Financial Printing                  750        16,906
Accounting/Legal Fees                        41,510        46,330
Rent/Storage                                 16,467        33,143
Insurance                                     6,225        53,390
Samples/Prototypes                            1,350        28,091
Freight/Postage                              39,101        61,044
Depreciation & Amortization                  11,769        22,479
Trade Shows                                  24,212        39,786
Provision for Doubtful Accounts               6,643        20,493
Utilities/Bus. Taxes/Fees                     3,301        11,136
Other                                       103,817       162,176
                                         ----------    ----------
                                         $  551,460    $1,113,521
                                         ==========    ==========

         Interest expense decreased $89,235 to $1,928 for the nine months ended March 31, 1996 compared to $91,163 for the nine months ended March 31, 1995. This decrease was due to the Company's repayment of short-term debt in the principal amount of $400,000 (the "Note") concurrent with the closing of the Company's public offering of securities which generated approximately $4.4 million in net proceeds in May 1995 (the "May Public Offering"). Prior to the repayment of the Note in May 1995, the Company extinguished 20% of the Note by issuing common stock. The extinguishment resulted in a loss of $37,281 in the second quarter of fiscal year 1995. Interest expense for the nine months ended March 31, 1996 relates to a capital lease transaction and credit arrangements with certain vendors.

         Interest income of $107,630 compared to interest income for the same period in the prior year of $3,239 was earned primarily on the proceeds of the May Public Offering.

         The Company's net loss for the nine months ended March 31, 1996 was $755,078 compared to $210,340 for the same period in the prior year. The increase in the loss was primarily due to an increase in SG&A expenses and a decrease in the gross margin offset by an increase in interest income.

Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995

         Revenues increased 14% to $508,028 from $445,510 for the three month period ended March 31, 1996 (third quarter of fiscal 1996) compared with the three month period ended March 31, 1995 (third quarter of fiscal 1995). This increase was due primarily to an increase in sales to Warner Bros., the Company's largest customer. Sales to Warner Bros. represented approximately $328,744 during the third quarter of 1996 compared with approximately $187,345 during the third quarter of 1995, or approximately 65 % of sales for the third quarter of 1996 versus approximately 42% of sales for third quarter of 1995. The Musicland Group represented approximately $39,397 and $52,096 for the third quarter of 1996 and 1995, respectively, which represented approximately 8% and 12% of sales for the comparable periods.

         Cost of revenues (principally raw material, production costs and licensing royalties) for the third quarter of 1996 increased $110,220 to $454,214 from $343,994 in the third quarter of 1995. The Company's gross margin decreased to $53,814 or 11% of sales for the third quarter of 1996 from $101,516 or 23% of sales for the third quarter of 1995. The decrease in comparative quarters was due primarily to an increase in certain new product development costs, an increase in the costs of certain raw materials and an unfavorable shift in the sales mix to lower margin products.

         Selling, general and administrative expenses (SG&A) increased $161,757 to $387,715 in the third quarter of 1996 from $225,958 during the same period in the previous year. This increase was primarily due to expenditures incurred by the Company in an effort to expand its overall marketing efforts and to enhance market recognition as well as its channels of distribution. The increase also resulted from the hiring of key personnel and related expenses in an effort to position the Company for further expansion.

A comparison of significant SG&A expenses is as follows for the three month periods ended March 31:

                                         1995        1996
                                         ----        ----
Payroll\Payroll Related Costs          $113,572    $165,142
Advert.\Sales Materials\Commissions      24,400      44,531
Public\Investor Relations                 1,100       7,991
Filing Fees\Financial Printing              750       7,161
Accounting\Legal Expense                  3,212      19,586
Rent\Storage                              7,387      10,820
Insurance                                 3,113      11,419
Samples\Prototypes                        1,350       6,589
Freight\Postage                          10,999      17,857
Depreciation & Amortization               5,157       7,631
Trade Shows                              16,261      15,251
Provision for Doubtful Accounts           6,225       6,855
Utilities\Business Taxes\Fees             1,083       2,684
Other                                    31,349      64,198
                                       --------    --------
                                       $225,958    $387,715
                                       ========    ========

         Interest expense decreased $16,554 to $137 for the third quarter of 1996 compared to $16,691 for the third quarter of 1995. This decrease was due to the Company's repayment of short-term debt in the principal amount of $400,000 (the "Note") concurrent with the closing of the Company's public offering of securities which generated approximately $4.4 million in net proceeds in May 1995 (the "May Public Offering"). Interest expense for the third quarter of 1996 relates to a capital lease transaction and credit arrangements with certain vendors.

         Interest income of $31,380 compared to interest income for the same period in the prior year of $871, was earned primarily on the proceeds of the May Public Offering.

         The Company's net loss for the third quarter of 1996 was $302,658 compared to $140,262 for the same period in the prior year. The increase in the loss was primarily due to an increase in SG&A expense and a decrease in the gross margin offset by an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES:

         During the nine months ended March 31, 1996 the Company produced negative cash flows of $1,024,549 which included negative cash flows from operations of $825,798. At March 31, 1996, the Company had accounts receivable of $622,893 compared to accounts receivable of $780,783 at June 30, 1995. The Company's decline in accounts receivable was accompanied by a decrease in total trade payables from $563,436 to $342,185 at June 30, 1995 and March 31, 1996, respectively. The decrease in accounts receivable was due primarily to an improved collection effort and an increase in COD and credit card sales. The decrease in accounts payable was due to accelerated payments by the Company to vendors due to the Company's improved cash position resulting from the proceeds of the May Pubic Offering.

         As of March 31, 1996, available cash was $2,246,021 and the Company's total liabilities were $533,248. Working capital decreased by $872,524 to $2,912,743 at March 31, 1996 from $3,785,267 at June 30, 1995. There can be no assurance that the Company will be able to generate enough revenues to satisfy its obligations on a timely basis or raise additional funds sufficient to continue its planned operations on a long-term basis. The Company expects to use significant funds to obtain new licenses and develop new products. The Company also expects that its operating expenses will increase due to additional overhead required for license acquisition, product development and marketing. The Company believes its cash resources are sufficient to meet all financing requirements for at least the next twelve months.

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                         NONE

Item 2.           Changes in Securities                                     NONE

Item 3.           Defaults Upon Senior Securities                           NONE

Item 4.           Submission of Matters to a Vote of Security Holders       NONE

Item 5.           Other Information                                         NONE

Item 6.           Exhibits and Reports on Form 8-K                          NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Zanart Entertainment Incorporated
                      (Registrant)

Dated: May 11, 1996                            By: /s/ Thomas Zotos
       ---------------                             ----------------
                                               Thomas Zotos
                                               Chief Executive Officer

Dated: May 11, 1996                            By: /s/ Todd B. Slayton
       ---------------                             -------------------
                                               Todd B. Slayton
                                               Chief Financial Officer