Form 10KSB
period 1996-06-30
ZANART ENTERTAINMENT INC
filed 1996-09-30
CIK 803352

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

  (MARK ONE)
      [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

     [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 0-21910

                       ZANART ENTERTAINMENT INCORPORATED
                 (Name of small business issuer in its charter)

                    FLORIDA                                        59-2716063
        (State or other jurisdiction of                         (I.R.S. Employer
         incorporation or organization)                       Identification No.)

     3333 WEST COMMERCIAL BLVD., SUITE 105                           33309
    (Address of Principal Executive Offices)                       (Zip Code)

                                 (954) 733-0707
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
     COMMON STOCK, PAR VALUE $.0001 PER SHARE, UNITS AND SERIES A WARRANTS
      Securities registered under Section 12(g) of the Exchange Act: None.
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
No / /

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The aggregate market value of the voting stock held by non-affiliates of the issuer based on the last sale price of $10.50 of such common stock, as of September 27, 1996, is $112,029,830 based upon $10.00 multiplied by 11,202,983 shares of common stock outstanding as of September 26, 1996 held by non-affiliates.

     As of September 26, 1996, the Company had outstanding a total of 11,202,983 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock") and 920,000 Series A Warrants each of which entitles the holder thereof to purchase, one share of the Company's Common Stock at a purchase price of $6.00 per share at any time through May 10, 2000. Additionally, as of such date Underwriter Options to purchase 80,000 Units remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase for $7.50 through May 10, 2000, one share of Common Stock and one Series A Warrant exercisable for one share of Common Stock at a price of $7.50 at any time through May 10, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this Form 10-KSB is incorporated by reference from the Company's definitive proxy statement to be filed not later than October 29, 1996.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       ZANART ENTERTAINMENT INCORPORATED
                                  FORM 10-KSB
                        FISCAL YEAR ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
Item 1.    Description of Business......................................................
Item 2.    Description of Property......................................................
Item 3.    Legal Proceedings............................................................
Item 4.    Submission of Matters to a Vote of Security Holders..........................
Item 5.    Market for Common Equity and Related Stockholder Matters.....................
Item 6.    Management's Discussion and Analysis or Plan of Operation....................
Item 7.    Financial Statements.........................................................
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................
Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
           Section 16(a) of the Exchange Act............................................
Item 10.   Executive Compensation.......................................................
Item 11.   Security Ownership of Certain Beneficial Owners and Management...............
Item 12.   Certain Relationships and Related Transactions...............................
Item 13.   Exhibits and Reports on Form 8-K.............................................
SIGNATURES..............................................................................
FINANCIAL STATEMENTS....................................................................  F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                                ZANART BUSINESS

     Zanart Entertainment Incorporated ("Zanart" or "Company"), which was incorporated in 1986, designs, publishes, packages and markets wall decor and collectible art which incorporate popular images from motion pictures, television and animation. Zanart's products include framed art, matted prints, lithographs and serigraphs, calendars, posters, blueprints, movie and television card portfolio sets and animation sericels which are produced pursuant to licensing or other agreements with entertainment companies. The images for the printed products are provided to Zanart by the licensor or designed by Zanart, and the products are printed, manufactured and framed for Zanart by manufacturers according to Zanart's instructions and specifications. Zanart's product line consists of over 200 individual products. Zanart's products are sold through retail chain stores, independent retail stores, catalogs and a television shopping network. The future of Zanart's licensing business is subject to the terms of the Merger Agreement as described below.

                              THE MERGER AGREEMENT

     On August 9, 1996, Zanart signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Zanart Subsidiary, Inc. ("ZSI"), a wholly-owned subsidiary of Zanart, and Continucare Corporation, a Florida corporation ("Continucare"). Pursuant to the Merger Agreement, on September 11, 1996 (the "Closing Date"), ZSI merged (the "Merger") with and into Continucare. Upon the consummation of the Merger, and pursuant to the terms of the Merger Agreement,
(i) each issued and outstanding share of common stock of Continucare (the "Continucare Common Stock") converted into one share of common stock of Zanart (the "Zanart Common Stock"), the separate existence of ZSI terminated and Continucare became a wholly-owned subsidiary of Zanart, (ii) Zanart agreed to sell or otherwise dispose of its assets (other than cash) and discharge all liabilities relating to Zanart's existing licensing business within three months of the Closing Date and (iii) Zanart's Board of Directors and management became comprised of designees of Continucare.

                              CONTINUCARE BUSINESS

     Continucare develops and manages mental and physical rehabilitative healthcare programs that offer a continuum of mental and physical rehabilitative health services ranging from partial hospitalization care to day treatment and outpatient services. Continucare offers a comprehensive mental healthcare product line by providing the following types of services to its client general acute care and psychiatric hospitals and community mental health centers: clinical development, marketing, financial management, operational oversight, human resources support, quality assurance and outcome measurement. Through its ability to organize and provide such services Continucare is able to develop and manage for its clients the series of mental and physical rehabilitative healthcare programs that comprise a continuum of mental and physical rehabilitative healthcare services.

     At September 21, 1996, Continucare had service contracts with six general acute care hospitals, one free standing psychiatric hospital and 21 community mental health centers and at least one comprehensive outpatient rehabilitative facility ("CORF"), and letters of intent for the management of twelve additional physical rehabilitative facilities. As of such date, 23 of such contracts were in operation covering 28 various treatment programs.

CONTINUCARE STRATEGY

     Continucare's strategy is to (i) continue to develop all elements of the continuum of mental health and physical rehabilitative services provided to existing and new clients, (ii) aggressively pursue new management contracts for the provision of mental and physical health services, (iii) emphasize its outcome measurement system (the "Outcome Measurement System") as an additional service and (iv) expand its types of services offered to include other outpatient medical rehabilitative services, home health services and primary care services.

  Continue to Develop the Continuum of Mental Health Services

     Continucare believes that institutional and professional providers of mental health services must have the ability to offer a complete line of mental health care services in order to operate mental healthcare programs that satisfy the current and anticipated demands of managed care companies and other third-party payors. The mental health industry is recognizing the need to provide patients with an organized plan of treatment, from most intensive to least intensive, in order to properly monitor and treat patients as they progress. The development of mental health services beyond traditional inpatient hospitalization has been a key focus in Continucare's efforts to provide management services covering the full continuum of mental health services. Prior to August 1996, Continucare focused only on the management of programs offering outpatient mental health services. Since that time, it has expanded its management services to cover additional elements of the continuum of mental health services, including day treatment and intensive as well as traditional and group oriented outpatient services.

  Add New Mental Health Management Contracts

     Continucare believes that there is a substantial opportunity to provide mental healthcare contract management services to institutional and professional mental healthcare providers. Continucare utilizes a systematic approach to identify potential clients and then aggressively markets within the boundaries of federal and state laws to these potential clients by emphasizing its expertise in managing the continuum of mental health services and the benefits to the potential clients of offering mental health programs. Such benefits typically include increased revenue, greater opportunity to allocate fixed expenses, expanded influence and outreach to the community, improvement in the quality of mental healthcare programs offered and the ability to attract new physicians. Continucare's sales efforts also emphasize the value of quality, independently managed mental health programs to managed care companies and other third-party payors.

     Continucare intends to market its current line of mental healthcare services to individual and group practitioners that provide traditional primary and specialty healthcare services. This strategy is based on the results of many studies that have indicated that 70% or more of illnesses are psycho-somatic in nature. By adding mental health services to traditional primary and specialty care practices, practitioners are able to provide a more coordinated and comprehensive treatment program that addresses the mental and physical needs of patients. The types of mental health services typically added to individual and group practices include psycho-pharmacology, individual therapy, group therapy and structured outpatient programs for mental health, addiction and other disease-specific support issues. The professionals delivering these services include:

     - Psychiatrists
     - Psychologists
     - Licensed Clinical Social Workers
     - Licensed Mental Health Counselors
     - Advanced Registered Nurse Practitioners

     Continucare is also currently expanding its target market to include non-traditional sources of funding such as state and federal grant programs.

  Emphasize Continucare's Outcome Measurement System

     Continucare intends to continue to emphasize its Outcome Measurement System, which provides outcome information regarding the effectiveness of a provider's mental health and physical rehabilitative programs. The availability of such information is intended to enable Continucare's clients to demonstrate to third-party payors whether patients are improving as a result of the treatment provided. It also provides Continucare and the client with a valuable tool to compare clinical results and refine clinical treatment programs. With the growth of managed care and its emphasis on effectiveness, Continucare believes that its Outcome Measurement System will become a more important component of the services it provides.

  Expand the Types of Services Offered by Continucare

     Continucare intends to expand its range of services offered to healthcare providers to include physical and medical rehabilitative services, home health services and primary care services. Such new areas of services share in common
(i) the need to provide a continuum of services that range from intensive to least intensive and (ii) the need for a system of development and management support similar to that required by mental health related services. Continucare believes that the same types of development and management services it offers to mental healthcare providers are needed by providers offering physical and medical rehabilitative services, home health services and primary care services. Continucare further believes that its existing relationships with general acute care hospitals and its medical directors serving clients under contract with Continucare provide a significant opportunity for the development of the aforementioned services. Continucare intends to utilize its marketing, outcome measurement, utilization review and clinical management expertise to expand its management of such services.

CONTINUCARE OPERATIONS

  General

     Continucare develops and manages mental and physical rehabilitative healthcare programs that offer a continuum of health services ranging from partial hospitalization care to day treatment and outpatient services. The development and management of such programs requires the delivery to healthcare providers of the following types of services in a consistent and efficient manner:

          Clinical Development -- Each health program has a team of personnel comprised of primary doctors, psychiatrists, therapists and nurses that are focused on the direct delivery of care to patients. Administrative personnel comprised of a program director, clinical coordinators, sales staff and secretaries are responsible for the management of specific programs as well as the entire continuum of programs being offered by a particular provider. Continucare offers the service of recruiting and training such personnel in addition to designing the particular program structure in which they operate.

          Marketing -- Healthcare providers rely almost exclusively on community service representatives to market their respective mental and physical rehabilitative health programs. Community service representatives are responsible for identifying and developing patient referral sources in addition to developing a particular program's marketing plan. The community service representative informs physicians, other professionals and nursing homes in the target community of the treatment programs managed by Continucare in order to promote interest in such programs. Continucare offers the service of hiring and training community service representatives to successfully market each type of outpatient healthcare program.

          Financial Management -- Providers of mental and physical rehabilitative health care services must address the same financial management concerns as any other business. Continucare has the ability to provide full-service financial management services to each of its clients. Continucare offers the following types of financial management services:

        - Physician Billing and Collecting
        - Other Outpatient Billing and Collecting
        - Partial Hospitalization Billing and Collections
        - Internal Auditing and Bill Compliance
        - Account Receivable Financing

          Operational Oversight -- Continucare offers day-to-day operational oversight to each of the programs offered by mental and physical rehabilitative healthcare providers that comprise the continuum of health care services.

          Human Resources -- Continucare offers to its clients full human resources capabilities which include the recruiting, hiring and termination of all classes of healthcare professionals and staff. Continucare further develops training programs and policy and procedure manuals specific to the needs of healthcare providers. In addition, Continucare offers permanent, long-term and short-term employee leasing to its managed programs and other clients. Continucare offers to lease the following types of employees:

        - Psychologists
        - Physician Assistants
        - Advanced Registered Nurse Practitioners
        - Registered Nurses
        - Licensed Practical Nurses
        - Certified Nurse Assistants
        - Licensed Clinical Social Workers
        - Licensed Mental Health Counselors
        - Master Level Social Workers
        - Mental Health Technicians
        - Psychiatrists
        - Physical Therapists

          Quality Assurance -- Continucare offers ongoing training to each of the professionals and staff under its supervision and continuously monitors the effectiveness of such training. Through such efforts Continucare assures that programs it develops and/or manages maintain the desired level of efficacy.

          Regulatory Compliance -- As further discussed below, healthcare providers are subject to an array of regulatory rules and guidelines. Continucare assists its clients during the developmental stage of mental and physical rehabilitative health programs in such matters as licensing, certificate of need approvals and Medicare/Medicaid certification. Continucare also provides the service of reviewing a particular provider's compliance with all applicable regulations and making recommendations to assure that such provider remains or becomes in compliance with such regulations.

          Outcome Measurement -- Continucare offers a clinical outcome measurement system that enables health providers to demonstrate clinical results to third-party payors and that assists clinicians in evaluating the effectiveness of treatment programs. Continucare began offering its Outcome Measurement System to health providers in July 1996. The Outcome Measurement System provides a qualitative and quantitative tool for clinical staff to evaluate the clinical effectiveness of the treatment programs and to make adjustments in the programs in order to improve quality and appropriateness of care. It also assists the client hospitals and health centers in complying with the increasing demands of regulatory and accrediting bodies for quality assessment of their outpatient health programs.

     The typical key indicators captured and evaluated include:

     - Functional level at admission
     - Average length of stay
     - Return to home or previous setting
     - Return to work
     - Readmission rates
     - Mortality rates

Each of the above-listed types of data is captured on a diagnosis specific basis. This enables providers to tangibly differentiate their services from their competitors.

     Under the Outcome Management System, sample data is collected from randomly selected patients at admission, during treatment, discharge and 90 to 120 days after discharge. Semiannual outcome reports include a summary of patient characteristics and outcome measures. A multi-disciplinary committee reviews and analyzes the data in order to identify specific areas for program improvement. A regional clinical consultant then prepares an implementation plan. Program improvements implemented through this process are evaluated for use at other treatment programs managed by Continucare. Continucare trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data.

     The services provided by the Outcome Management System enable the client hospitals to demonstrate to third-party payors the results of the treatment provided. At August 1996, 25% of Continucare's management contracts included the Outcome Management System.

MANAGEMENT CONTRACTS

     Continucare provides its development and management services under contracts with client hospitals and community mental health centers. Continucare tailors (or customizes) each contract to address the differing needs of each client and the anticipated needs of such client's patients. Continucare and the client determine the mental and physical rehabilitative health programs and services to be offered, which may consist of one or more treatment programs offering partial hospitalization, day treatment or outpatient services.

     Under each contract, Continucare receives a fee for its services provided to or on behalf of the client. The fees received by Continucare are fixed and represent reimbursements for direct program costs. The management fees are often subject to periodic adjustments as a result of changes in the medical consumer price index.

THE OUTPATIENT HEALTHCARE CONTINUUM

     Through its ability to deliver services described above, Continucare offers mental health care providers the structure and management of a complete continuum of mental health services ranging from partial hospitalization care to day treatment and outpatient services.

  Partial Hospitalization

     Partial hospitalization services are provided for limited periods per day at established intervals with the patient returning home at the conclusion of each day's treatment. Partial hospitalization services are designed to be both an alternative to inpatient hospitalization services and a key component of care following inpatient hospitalization. Continucare successfully operates over twenty partial hospitalization programs in five states. Continucare operates under two partial hospitalization models. The primary model is a freestanding program licensed as a full service community mental health center. This model enables Continucare not only to provide partial hospitalization services but also to provide, manage or contract for the following types of services:

     - 24 Hour Crisis Response
     - Crisis Stabilization Beds
     - Structured/Intensive Outpatient Programs
     - Counseling and Education

     The second model is a partial hospitalization program operating under a hospital license. These programs focus on delivering all of the aforementioned services and the sole difference between these programs and Community Mental Health Centers ("CMHCs") is that these programs are subject to hospital regulations and are located in the hospital or on the hospital campus.

  Day Treatment

     Continucare has recently expanded beyond the partial hospitalization business to include day treatment services. These programs serve as step-down alternatives to patients that no longer require the more extensive treatment provided under partial hospitalization programs. This treatment model assists patients in transitioning back into their communities. Additionally, this treatment model seeks to prevent patients from regressing, thus reducing the number of expensive inpatient psychiatric hospital admissions. The Company currently operates two day treatment programs and anticipates opening twelve day treatment programs in the next twelve months.

  Outpatient Services

     Outpatient services consist generally of consultative sessions which can be rendered in a variety of individual or group settings at various locations, including hospitals, clinics or the offices of mental health providers. Outpatient service providers can also serve as gatekeepers for persons being evaluated for treatment. Once an individual is assessed for treatment in an outpatient environment, the individual is provided the appropriate level of service in relation to the diagnosis. Continucare provides outpatient services to hospitals, physicians, assisted living facilities, skilled nursing facilities and community mental health centers. Continucare is currently providing outpatient services to:

     - 25 Partial Hospitalization Programs
     - 12 Community Mental Health Centers
     - 20 Nursing Homes
     - 17 Assisted Living Facilities
     - 2 Free-Standing Specialty Hospitals

  Physical Rehabilitative Services

     As part of its commitment to the total continuum of out-patient care, Continucare owns a Certified CORF, and has a letter of intent for twelve additional CORF facilities, which provides a wide range of outpatient rehabilitative services and programs to individuals with disabilities and illnesses including orthopedic, neurological and neuromuscular diseases and other conditions. CORFs provides diagnostic, therapeutic and restorative services to individuals on an outpatient basis under the direction of a medical doctor. The multitude of illnesses and injuries capable of being treated at a CORF include amputation, arthritis, stroke (CVA), neck and lower back pain, sports injuries, neuromuscular disease, orthopedic and neurological conditions and peripheral nerve injuries.

COMPETITION

     The mental and physical rehabilitative health contract management services industry is highly competitive. Continucare competes with several national competitors and many regional and local competitors, some of which have substantially greater resources then Continucare. In addition, providers may elect to manage their own mental health programs.

     Competition among contract managers for mental and physical rehabilitative health programs is generally based upon reputation, price, the ability to provide financial and other benefits for the particular provider, and the management expertise necessary to enable the provider to offer mental and physical rehabilitative health programs that provide the full continuum of mental health services in a quality and cost-effective manner. The pressure to reduce health care expenditures has emphasized the need to manage the appropriateness of mental health services provided to patients. As a result, competitors without management experience covering the various levels of the continuum of mental and physical rehabilitative health services may not be able to compete successfully. Continucare believes that its reputation and management expertise will enable it to compete successfully in this rapidly changing market.

GOVERNMENT REGULATION

  General

     Continucare's business is affected by federal, state and local laws and regulations concerning, among other matters, mental and physical health facilities and reimbursement for mental and physical health services. These regulations impact the development and operation of mental and physical rehabilitative health programs managed by Continucare for its clients. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. Continucare is not able to predict the content or impact of future changes in laws or regulations affecting the mental and physical rehabilitative health industry.

  Mental and Physical Rehabilitative Health Facility Use and Certification

     The facilities of institutional and professional providers are subject to various federal, state and local regulations, including facilities use, licensure and inspection requirements, and licensing or certification requirements of federal, state and local health agencies. Many states also have certificate of need laws intended to avoid the proliferation of unnecessary or under-utilized health care services and facilities. The mental and physical health programs which Continucare manages are also subject to licensure and certification requirements. Continucare assists its clients in obtaining and renewing required approvals for its managed programs. Some approval processes may lengthen the time required for new programs to commence operations. In granting and renewing a facility's licenses, governmental agencies generally consider, among other factors, the physical condition of the facility, the qualifications of administrative and professional staff, the quality of professional and other services, and the continuing compliance of such facility with the laws and regulations applicable to its operations. Continucare believes that the mental health programs it manages and the facilities used in its operation of such programs comply in all material respects with applicable licensing and certification requirements.

  Reimbursement for Mental and Physical Rehabilitative Health Services

     Most of Continucare's clients receive reimbursement under one or more of the Medicare or Medicaid programs for mental and physical rehabilitative health services provided in programs managed by Continucare. Continucare is paid directly by its clients for the management services it provides. While fees paid to Continucare by its clients are not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under many of its management contracts Continucare is obligated to refund all or a portion of its fee if either Medicare denies reimbursement for an individual patient treatment or if the fee paid to Continucare is denied by Medicare as a reimbursable cost. In order to receive reimbursement under the Medicare or Medicaid programs, each facility must meet applicable requirements promulgated by the United States Department of Health and Human Services relating to the type of facility, personnel, standards of patient care and compliance with all state and local laws, rules and regulations. Continucare believes that the programs it manages comply in all material respects with applicable Medicare or Medicaid requirements.

     In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Medicare prospective payment system using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health services provided by acute care hospitals which qualify for an exemption are deemed to be distinct part units ("DPUs") and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health programs managed by Continucare which are eligible for reimbursement under the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by Continucare, could be under the DRG system or otherwise altered. Since a substantial portion of the patients of the programs managed by Continucare are covered by Medicare, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on Continucare's clients and, in turn, on Continucare.

     Federal law contains certain provisions designed to ensure that services rendered by providers to Medicare and Medicaid patients are medically necessary and meet professionally recognized standards. These provisions include a requirement that treatment of Medicare and Medicaid patients must be reviewed in a timely manner to determine the medical necessity of such treatment. In addition, these provisions state that a provider may be required by the federal government to reimburse the government for the cost of Medicare-reimbursed services that are determined by a peer review organization to have been medically unnecessary. Continucare and its clients have developed and implemented quality assurance programs and procedures for utilization review and retrospective patient care evaluation intended to meet these requirements.

  Patient Referral Laws

     Various federal and state laws regulate the relationships between health care providers and referral sources, including federal and state fraud and abuse laws prohibiting individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration in order to induce referrals for the furnishing of health care services or items. These federal laws generally apply only to referrals for items or services reimbursed under the Medicare or Medicaid programs or any state health care program. The objective of these laws is generally to ensure that the purpose of a referral is quality of care and not monetary gain by the referring party. Violations of such laws can result in felony criminal penalties, civil sanctions and exclusion from participation in the Medicare and Medicaid programs.

     In addition, federal and some state laws impose restrictions on referrals for certain designated health services by physicians and, in a few states, psychologists and other mental health care professionals to entities with which they have financial relationships. Continucare believes that its operations comply with these restrictions to the extent applicable, although no assurances can be given regarding compliance in any particular factual situation. Federal legislation has been considered to expand current law from its application to Medicare and Medicaid business to all payors and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which Continucare operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances adversely impact Continucare's operations.

     Under a significant number of its management contracts, Continucare receives a flat fee for its services. In addition, Continucare has entered into agreements with physicians to serve as medical directors at the mental health programs and facilities managed by Continucare, which generally provide for payments to such persons by Continucare as compensation for their administrative services. These medical directors also generally provide professional services at such mental health programs and facilities. In 1991, regulations were issued under federal fraud and abuse laws creating certain "safe harbors" for relationships between health care providers and referral sources. Any relationship that satisfies the terms of the safe harbor is considered permitted.

  Health Care Reform

     The Clinton Administration and various federal legislators have considered health care reform proposals intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals included proposed cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. In addition, some states in which Continucare operates are considering various health care reform proposals. It is uncertain at this time what legislation on health care reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on Continucare's business, financial condition or results of operations.

EMPLOYEES

     At September 1996, Continucare employed or managed approximately 400 individuals, including 350 full-time employees and 50 part-time employees. Continucare has no collective bargaining agreement with any unions and believes that its overall relations with its employees are good. In addition, at September 1996, Continucare had administrative contacts with 45 physicians to serve as medical directors for the health programs managed by Continucare.

INSURANCE

     Continucare carries general liability, comprehensive property damage, malpractice, workers' compensation and other insurance coverages that management considers adequate for the protection of Continucare's assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against Continucare in excess of its insurance coverage could have a material adverse effect on Continucare.

CERTAIN RISKS RELATED TO CONTINUCARE BUSINESS

     The current and proposed business of Continucare is subject to a number of risks including, but not limited to, the following: (i) Continucare has a very limited operating history, (ii) Continucare's business is dependent on the continued availability of reimbursement to its clients under Medicaid and Medicare programs, payments from insurers, self-funded benefit plans and other third-party payors for the mental health and physical rehabilitative programs managed by Continucare, (iii) Continucare's business and prospects could be materially adversely affected if a significant number of its management contracts are terminated or if it does not enter into new management contracts,
(iv) Continucare's success is materially dependent upon its executive officers, consultants and management team, the loss of one or more of whom could adversely affect it and (v) Continucare is subject to intense competition from a number of companies, many of which have, or may obtain, greater financial and other resources than those of Continucare.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Since August 1993, Zanart, pursuant to a month-to-month sublease agreement with one of its suppliers (the "Lessor Supplier") (a firm which as of September 26, 1996 held less than 1% of the outstanding common stock of the Company), at a cost of approximately $1,200 monthly, has maintained its executive offices and warehouse facilities in approximately 6,000 square feet of space located at 7641 Burnet Avenue, Van Nuys, California 91405. Since July 1995 the Company, pursuant to a month-to-month sublease agreement with another suppler at a cost of $1,800 per month, has maintained additional warehouse space in approximately 8,000 square feet of space located at 17120 S. Main St., Gardena, California 90248. The Company intends to continue to lease such properties through December 11, 1996.

     Continucare leases 13,000 square feet of space for its corporate offices in Miami, Florida under a lease expiring in September 2001.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and Continucare are not a party and their property is not subject to any material litigation, nor, to the knowledge of management, is any such litigation presently threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal U.S. market in which the Company's Common Stock, $.0001 par value, is traded is the American Stock Exchange ("AMEX"). Prior to the Company's listing of its Common Stock on AMEX, which occurred on September 11, 1996, such shares of Common Stock were traded on the Nasdaq Small-Cap Market. Prior to the May Public Offering, the Company's shares of Common Stock were not listed for trading on Nasdaq, and the Company was aware of only one broker-dealer which acted as a market maker in the Company's Common Stock. Such broker-dealer informed the Company that the only trade which occurred within the 12 months prior to May 1995 occurred in September 1994 for 50 shares of Common Stock at $8.00 per share. The following table shows the high and low sales prices as reported on Nasdaq, and on AMEX for the period commencing September 11, 1996, for the Common Stock for the periods indicated below. These quotations have been obtained from Nasdaq and AMEX. Quotations through August 14, 1995 reflect last sales prices for the Company's Units sold in the May Public Offering, each Unit consisting of one share of Common Stock and one Series A Warrant. Quotations from August 15, 1995 reflect last sales prices for Common Stock of the Company, exclusive of Series A Warrants.

                          TRANSACTIONS IN UNITS                              HIGH         LOW
- --------------------------------------------------------------------------  ------       -----
May 11, 1995 -- June 30, 1995.............................................  $8.125       $6.75
July 1, 1995 -- August 14, 1995...........................................    8.38        7.25

TRANSACTIONS IN SHARES OF COMMON STOCK
- --------------------------------------------------------------------------
August 15, 1995 -- September 30, 1995.....................................  $ 6.63       $3.88
Second Quarter, Fiscal 1996...............................................    5.25        3.25
Third Quarter, Fiscal 1996................................................    3.63        1.50
Fourth Quarter, Fiscal 1996...............................................    4.81        1.75
July 1, 1996 -- September 26, 1996........................................   11.50        3.38

     The number of holders of record of the Company's Common Stock, as of September 26, 1996 was 100, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion relates only to the historical operations of the Zanart business at and for the periods indicated.

RESULT OF OPERATIONS

  Fiscal Year Ended June 30, 1996 vs. Fiscal Year Ended June 30, 1995

     Revenues increased 8% to $2,503,506 from $2,325,337 in fiscal year 1995. This increase was due to an increase in sales to the Company's largest customer Warner Bros. Warner Bros. represented approximately $1,352,000 (compared with approximately $1,080,000 in fiscal year 1995), or approximately 54% of sales in fiscal year 1996, an increase from approximately 47% of sales in fiscal year 1995. Another significant customer, The Musicland Group, represented approximately $275,000 or 11% of sales in fiscal year 1996 and $239,000 or 10% of sales in fiscal year 1995.

     Cost of revenues (principally raw material, outside production costs and licensing royalties) increased 29% to $2,345,238 from $1,818,202 in fiscal year 1995. The Company's gross margin decreased 69% to $158,268 from $507,135 in fiscal year 1995. As a percentage of revenues, the gross margin decreased to 6% from 22% in fiscal year 1995. The decrease in margin resulted from an increase in the cost of raw materials, an unfavorable shift in the product sales mix, and a reduction in sales price to dispose of slower moving inventories.

     Selling, general and administrative expenses ("SG&A") increased $554,166 to $1,512,983 from $958,817 in fiscal year 1995. As a percentage of revenues, SG&A increased to 60% from 41% in fiscal year 1995. A comparison of SG&A expenses between years is as follows:

                                                                   1995            1996
                                                                 --------       ----------
    Payroll/Payroll Related Costs..............................  $462,907       $  645,404
    Rent/Utilities.............................................    45,030           78,045
    Advertising/Selling Materials..............................    47,777          118,660
    Freight/Postage............................................    41,324           73,478
    Insurance..................................................    20,053           64,652
    Public/Investor Relations..................................     1,500           32,376
    Financial Printing/Filing Fees.............................     1,200           23,212
    Provision for Bad Debt.....................................    62,457          101,971
    Professional and Consulting Services.......................   101,967          137,873
    Other......................................................   174,602          237,312
                                                                 --------       ----------
                                                                 $958,817       $1,512,983
                                                                 ========       ==========

     Interest expense decreased $103,925 to $2,483 from $106,408 in fiscal year 1995. The Company had no significant debt in fiscal year 1996 as the Frost-Nevada Note was repaid in full with proceeds from the May 1995 public offering. Interest income increased $111,730 from $23,149 in fiscal year 1995 and was primarily earned on the proceeds from the May 1995 Public Offering.

     The Company's net loss, including the loss on liquidation, for the fiscal year ended June 30, 1996 was $2,282,050 compared to a net loss of $573,022 for the prior year. The increase was primarily due to an increase in SG&A expense, decrease in gross margin and loss on liquidation of $1,058,931.

  Fiscal Year Ended June 30, 1995 vs. Fiscal Year Ended June 30, 1994.

     Revenues increased 25% to $2,325,337 from $1,863,181 in fiscal year 1994. This increase was due to an increase in the sale of licensed products, especially the Company's ChromArt Line, and increased sales to the Company's largest customer Warner Bros. Warner Bros. represented approximately $1,080,000 (compared with approximately $930,000 during fiscal year 1994), or approximately 47% of sales in fiscal year 1995, a decrease from approximately 50% of sales in fiscal year 1994. Another significant customer, The Musicland Group, represented approximately $239,000 or 10% of sales in fiscal year 1995 and 12% of sales in fiscal year 1994.

     Cost of revenues (principally raw material, outside production costs and licensing royalties) increased 27% to $1,818,202 from $1,436,504 in fiscal year 1994. The Company's gross margin increased 19% to $507,135 from $426,677 in 1994. As a percentage of revenues, the gross margin remained relatively consistent between years at approximately 22% in fiscal year 1995 and approximately 23% in fiscal year 1994.

     Selling, general and administrative expenses (SG&A) increased 73% to $958,817 from $554,450 in fiscal year 1994. As a percentage of revenues SG&A increased to 41% from 30% in fiscal year 1994. This increase was primarily due to expenditures incurred by the Company in the latter half of fiscal year 1995 in an effort to position itself for future expansion. A comparison of significant SG&A expenses between years is as follows:

                                                                         1994       1995
                                                                       --------   --------
    Payroll/Payroll Related Costs....................................  $194,484   $462,907
    Trade Shows......................................................    12,993     36,694
    Advertising/Selling Materials....................................     1,680     47,777
    Freight/Postage..................................................     4,304     41,324
    Professional Fees................................................    91,975     87,254
    Provision for Doubtful Accounts..................................    51,000     62,457
    Insurance........................................................     2,614     20,053
    Depreciation.....................................................     2,831     14,446
    Other............................................................   192,569    185,905
                                                                       --------   --------
                                                                       $554,450   $958,817
                                                                       ========   ========

     Payroll and payroll related costs increased by $268,423, as the Company hired a Chief Financial Officer, national sales manager, art director and additional support staff. Increases in existing officers' salaries and bonuses also occurred with the closing of the May Public Offering. Trade shows, advertising/selling materials, and freight/postage combined for an increase of $106,818 as the Company expanded its overall marketing efforts to enhance market recognition as well as its channels of distribution. Insurance increased by $17,439 due to the obtaining of additional coverages for property, casualty, product liability and directors and officers insurance. Depreciation increased by $11,615 as the Company acquired additional computers, office equipment, and furniture/fixtures during the year.

     Interest expense, increased 71% to $106,408 from $62,200 in fiscal year 1994. The increase was due almost entirely to approximately $41,000 interest paid in cash at the annualized rate of 10% and approximately $65,000 related to the amortization of deferred financing costs related to the Frost-Nevada Note. Interest income of approximately $23,000, compared to approximately $3,000 in fiscal year 1994, was earned primarily on the proceeds of the May Public Offering.

     The Company's net loss before the extraordinary loss from the early extinguishment of debt was $535,741 compared to a net loss of $195,026 in fiscal year 1994. The increase in loss was primarily due to an increase in SG&A expense and net interest expense which were partially offset by an increase in the gross margin.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the May Public Offering, the Company received approximately $4,400,000 in net proceeds (the "Offering Proceeds") from the sale of 920,000 Units, each Unit consisting of one share of the Company's Common Stock and one Series A Warrant entitling the holder to purchase one share of Common Stock at a price $6.00 per share at any time through May 10, 2000. Since the closing of the May Public Offering, the Company has used the Offering Proceeds for marketing, product development, acquisition of new licenses, repayment of indebtedness, payment of outstanding payables and general working capital needs.

     In December 1994, the Company raised $100,000 from a private sale of 25,000 shares of the Company's Common Stock and an option acquire 25,000 shares of the Company's Common Stock. The $100,000 received constituted the net proceeds from the private placement to satisfy the Company's immediate cash needs. In December 1994, Frost-Nevada Limited Partnership converted $100,000 principal amount of the Frost-Nevada Note (originally $500,000 which was loaned to the Company in February 1994) into 33,333 shares of the Company's Common Stock. In May 1995, the Company used certain of the Offering Proceeds to satisfy in full the remaining principal amount ($400,000) owned on the Frost-Nevada Note.

     As discussed in Footnote 1 of the financial statements, the Company has changed its basis of accounting for fiscal year 1996 from the going-concern basis to the liquidation basis due to the merger with Continucare (the "Merger") and the required liquidation. Accordingly, the carrying value of the remaining assets as of June 30, 1996 are presented at the estimated realizable values and all liabilities are presented at estimated settlement amounts. The net assets ($1,600,000) as of June 30, 1996 is the expected closing cash balance once the Company is fully liquidated.

     During the fiscal year end June 30, 1996, the Company incurred negative cash flow of $1,074,304 which includes a net cash use from operating and investing activities of $819,839 and $254,465, respectively. The investing activities were incurred before the Merger and required liquidation were known. During the fiscal year ended June 30, 1995, the Company produced positive cash flow of $2,930,588 which includes the effect of financing activities primarily offset by cash used in operating activities. The primary source of cash during the fiscal year ended June 30, 1995 was the May Public Offering.

     As of June 30, 1996, available cash was $2,196,266 compared to $3,270,570 a year earlier. The Company had accounts receivable of $382,258 at June 30, 1996 compared to accounts receivable of $780,783 at June 30, 1995. Inventory as of fiscal year end 1996 was $275,031 compared to $405,719 for the prior year. At June 30, 1996 total assets were $2,857,204 compared to $4,623,085 as of the prior year end. The above decreases resulted from the operating losses incurred in fiscal year 1996 and certain writedowns of assets in connection with the restating of assets to their estimated realizable values in conforming with liquidation basis of accounting.

     At June 30, 1996, the Company's payables, excluding license related liabilities, were $431,301 versus $608,436 for the prior year. The Company's total liabilities were $1,257,204 which includes a reserve for loss on liquidation of $660,492 compared to the prior fiscal year end liabilities of $741,035. The increase in liabilities is due to the reserve for loss on liquidation offset by a decrease in Company's payables between years.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B. The financial statements of Continucare included as an Exhibit to this Form 10-KSB are not required to be so included and are provided purely for informational purposes. In addition, such financial statements have not been audited.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

EXHIBIT
NUMBER                                           DESCRIPTION
- ------       -----------------------------------------------------------------------------------
  1.1     -- Underwriting Agreement dated May 18, 1995 between the Company and First Equity
             Corporation of Florida. (3) (Exhibit 1)
  1.2     -- Series A Warrant Agreement. (3) (Exhibit 2)
  3.1     -- Restated Articles of Incorporation of Company, as amended. (1) (Exhibit 3.1)
  3.2     -- Restated Bylaws of Company. (1) (Exhibit 3.2)
  4.1     -- Form of certificate evidencing shares of Common Stock. (1) (Exhibit 4.1)
  4.2     -- Form of Series A Warrant. (1) (Exhibit 4.2)
  4.3     -- Unit Purchase Option Certificate dated May 18, 1995. (3) (Exhibit 3)
  5.1     -- Opinion of Berman Wolfe & Rennert, P.A. (2) (Exhibit 5.1)
 10.1     -- Employment Agreement dated as of July 21, 1994 by and between Company and Thomas
             Zotos. (1) (Exhibit 10.1)
 10.2     -- Employment Agreement dated as of July 21, 1994 by and between Company and Robert A.
             Stein. (1) (Exhibit 10.2)
 10.3     -- Employment Agreement dated as of August 5, 1994 by and between Company and Mark
             Politi. (1) (Exhibit 10.3)
 10.4     -- Consulting Agreement dated as of August 8, 1994 by and between Company and Alfred
             Masini. (1) (Exhibit 10.4)
 10.5     -- Consulting Agreement dated as of May 8, 1994 by and between Company and Gary
             Culpepper. (1) (Exhibit 10.5)
 10.6     -- Purchase Agreement dated February 9, 1994 by and between Company and Frost Nevada
             Limited Partnership. (1) (Exhibit 10.6)
 10.7     -- Promissory Note dated February 9, 1994, in the principal amount of $500,000 issued by Company to Frost Nevada Limited Partnership. (1) (Exhibit 10.7)
 10.8     -- Warrant dated February 9, 1994 to purchase 500,000 shares of Company issued to
             Frost Nevada Limited Partnership. (1) (Exhibit 10.8)

EXHIBIT
NUMBER                                           DESCRIPTION
- ------       -----------------------------------------------------------------------------------
 10.9     -- Memorandum and Registration Rights Agreement dated February 9, 1994 regarding issuance of 325,000 shares of Company Common Stock to Eric Stein. (1) (Exhibit
             10.9)
 10.10    -- Memorandum and Registration Rights Agreement dated February 9, 1994 regarding issuance of 520,000 shares of Company Common Stock to Richard B. Frost. (1)
             (Exhibit 10.10)
 10.11    -- Memorandum and Registration Rights Agreement dated February 9, 1994 regarding issuance of 505,000 shares of Company Common Stock to Mark J. Hanna. (1) (Exhibit
             10.11)
 10.12    -- Stock Restriction Agreements dated May 18, 1995 by and between the Company and each of Steven Adelman, Richard B. Frost, Frost Nevada Limited Partnership, Mark J.
             Hanna, Mark Politi, Jacqueline Simkin, Todd Slayton, Ronald Stein and Susan Stein,
             Robert Stein and Thomas Zotos. (3) (Exhibit 4)
 10.13    -- Employment Agreement dated October 31, 1994 by and between Company and Todd
             Slayton. (1) (Exhibit 10.13)
 10.14    -- Exchange Agreement dated December 30, 1994 by and between Company and Frost Nevada
             Limited Partnership. (1) (Exhibit 10.14)
 10.15    -- Promissory Note dated December 30, 1994 in the principal amount of $400,000 issued by the Company to Frost Nevada Limited Partnership. (1) (Exhibit 10.15)
 10.16    -- Subscription Agreement dated December 7, 1994 by and between Company and Jacqueline
             Simkin. (1) (Exhibit 10.16)
 10.17    -- Registration Rights Agreement dated December 7, 1994 by and between Company and
             Jacqueline Simkin. (1) (Exhibit 10.17)
 10.18    -- Agreement dated January 4, 1995 by and between Signs and Glassworks and Company.
             (1) (Exhibit 10.18)
 10.19    -- Commercial Lease dated August 20, 1993 by and between City Art and Company. (2)
             (Exhibit 10.19)
 10.20    -- License Agreement dated February 18, 1994 by and between DC Comics and Company. (2)
             (Exhibit 10.20)
 10.21    -- License Agreement dated December 2, 1993 by and between Warner Bros. and Company.
             (2) (Exhibit 10.21)
 10.22    -- License Agreement dated October 1, 1994 by and between Viacom Consumer Products and
             Company. (2) (Exhibit 10.22)
 10.23    -- License Agreement dated July 8, 1994 by and between Lucasfilm Ltd. and Company. (2)
             (Exhibit 10.23)
 10.24    -- License Agreement dated March 1, 1993 by and between Paramount Licensing Group and
             Company. (2) (Exhibit 10.24)
 10.25    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Eric Stein. (2) (Exhibit
             10.25)
 10.26    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Richard B. Frost. (2) (Exhibit
             10.26)
 10.27    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Mark J. Hanna. (2) (Exhibit
             10.27)
 10.28    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Frost Nevada Limited
             Partnership. (2) (Exhibit 10.28)
 10.29    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated December 7, 1994 between Company and Jacqueline Simkin. (2)
             (Exhibit 10.29)
 10.30    -- 1995 Stock Option Plan.(4) (Exhibit 10.30)
 10.31    -- Amendment to Employment Agreement between the Company and Tom Zotos dated as of
             September 11, 1996.(5)
 10.32    -- Amendment to Employment Agreement between the Company and Robert A. Stein dated as of September 11, 1996.(5)

EXHIBIT
NUMBER                                           DESCRIPTION
- ------       -----------------------------------------------------------------------------------
 10.33    -- Amendment to Employment Agreement between the Company and Mark Politi dated as of
             September 11, 1996.(5)
 10.34    -- Amendment to Employment Agreement between the Company and Alfred Masini dated as of
             September 11, 1996.(5)
 10.35    -- Amendment to Employment Agreement between the Company and Gary Culpepper dated as of September 11, 1996.(5)
 10.36    -- Employment Agreement between the Company and Charles M. Fernandez dated as of
             September 11, 1996.
 21       -- Subsidiaries of the Company
 99       -- Consent of Jacqueline Simkin regarding directorship. (2) (Exhibit 99)
 99.1     -- Continucare's Unaudited Consolidated Financial Statements for the Period February
             12, 1996 (inception) to June 30, 1996.

     Documents incorporated by reference to the indicated exhibit to the following filings by Zanart under the Securities Act of 1933 or the Securities Exchange Act of 1934.

          (1) Registration Statement on Form SB-2, Securities Act File No. 33-88580, filed with the Commission on January 17, 1995.

          (2) Amendment No. 1 to Registration Statement on Form SB-2, Securities Act File No. 33-88580, filed with the Commission on March 21, 1995.

          (3) Current Report on Form 8-K, dated May 18, 1995.

          (4) Form 10-KSB filed with the Commission on September 29, 1995.

          (5) Current Report Form 8-K dated August 9, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ZANART ENTERTAINMENT INCORPORATED

Date: September 30, 1996                  By:   /s/  CHARLES M. FERNANDEZ
                                          --------------------------------------
                                                  Charles M. Fernandez,
                                          Chairman, Chief Executive Officer and
                                                        President

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                     DATE
- ---------------------------------------------  ----------------------------  -------------------
            /s/  CHARLES M. FERNANDEZ          Chairman, Chief Executive     September 30, 1996
- ---------------------------------------------    Officer and President
            Charles M. Fernandez                 (Principal Executive
                                                 Officer)

              /s/  PHILLIP FROST, M.D.         Vice-Chairman                 September 30, 1996
- ---------------------------------------------
             Phillip Frost, M.D.

                    /s/  SUSAN TARBE           Executive Vice President and  September 30, 1996
- ---------------------------------------------    General Counsel
                 Susan Tarbe

                   /s/  MARIA T. SOSA          Chief Accounting Officer      September 30, 1996
- ---------------------------------------------    (Principal Accounting
                Maria T. Sosa                    Officer)

             /s/  ARTHUR M. GOLDBERG           Director                      September 30, 1996
- ---------------------------------------------
             Arthur M. Goldberg

                  /s/  RICHARD FROST           Director                      September 30, 1996
- ---------------------------------------------
                Richard Frost

                    /s/  MARK HANNA            Director                      September 30, 1996
- ---------------------------------------------
                 Mark Hanna

            /s/  MICHAEL PIERCY, M.D.          Director                      September 30, 1996
- ---------------------------------------------
            Michael Piercy, M.D.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Zanart Entertainment Incorporated:

     We have audited the accompanying statement of net assets in process of liquidation of ZANART ENTERTAINMENT INCORPORATED (a Florida corporation) as of June 30, 1996, and the related statement of changes in net assets in process of liquidation for the year then ended. In addition, we have audited the statement of operations, shareholders' equity (deficit) and cash flows for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1 to the financial statements, the Company entered into an Agreement and Plan of Merger (the Agreement) with Continucare Corporation on August 9, 1996. Pursuant to the Agreement, the Company shall take such steps as are necessary to effectuate the sale or other disposition of the assets and the discharge of all liabilities relating to the Company's existing licensing business. As a result, the Company has changed its basis of accounting for 1996 from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of June 30, 1996 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in process of liquidation of Zanart Entertainment Incorporated as of June 30, 1996, the changes in net assets in process of liquidation for the year then ended and for the year ended June 30, 1995, the statement of operations, shareholders' equity (deficit) and cash flows in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                          ARTHUR ANDERSEN LLP

Los Angeles, California
September 17, 1996

                       ZANART ENTERTAINMENT INCORPORATED

               STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION
                              AS OF JUNE 30, 1996

                                           ASSETS
Cash and cash equivalents........................................................  $2,196,266
Accounts receivable, net of allowance for doubtful accounts of $75,000...........     382,258
Inventories......................................................................     275,031
Officer advances.................................................................       3,649
                                                                                   ----------
  Total..........................................................................   2,857,204
                                                                                   ----------
                                         LIABILITIES
Accounts payable and accrued liabilities.........................................     172,811
Trade payable to vendor/shareholder..............................................     207,990
Professional fees payable........................................................      50,500
Accrued payroll..................................................................      19,743
Royalties payable................................................................     145,668
Reserve for loss on liquidation..................................................     660,492
                                                                                   ----------
  Total..........................................................................   1,257,204
                                                                                   ----------
NET ASSETS IN PROCESS OF LIQUIDATION.............................................  $1,600,000
                                                                                   ==========

         The accompanying notes are an integral part of this statement.

                       ZANART ENTERTAINMENT INCORPORATED

          STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
                        FOR THE YEAR ENDED JUNE 30, 1996

REVENUES........................................................................  $ 2,503,506
COST OF REVENUES................................................................    2,345,238
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................................    1,512,983
                                                                                  -----------
  Decrease from operations......................................................   (1,354,715)
INTEREST INCOME.................................................................      134,879
INTEREST EXPENSE................................................................       (2,483)
LOSS ON LIQUIDATION.............................................................   (1,058,931)
                                                                                  -----------
  Decrease before provision for state income taxes..............................   (2,281,250)
PROVISION FOR STATE INCOME TAXES................................................          800
                                                                                  -----------
  Net decrease..................................................................   (2,282,050)
NET ASSETS, beginning of year...................................................    3,882,050
                                                                                  -----------
NET ASSETS IN PROCESS OF LIQUIDATION, end of year...............................  $ 1,600,000
                                                                                  ===========
PRO FORMA EARNING PER SHARE INFORMATION (see Note 10):
  Earnings per common share.....................................................  $      0.06
                                                                                  ===========
  Weighted average number of shares outstanding.................................   11,402,983
                                                                                  ===========

         The accompanying notes are an integral part of this statement.

                       ZANART ENTERTAINMENT INCORPORATED

                            STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1995

REVENUES.........................................................................  $2,325,337
COST OF REVENUES.................................................................   1,818,202
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....................................     958,817
                                                                                   ----------
  Loss from operations...........................................................    (451,682)
INTEREST INCOME..................................................................      23,149
INTEREST EXPENSE.................................................................    (106,408)
                                                                                   ----------
  Loss before provision for state income taxes and extraordinary item............    (534,941)
PROVISION FOR STATE INCOME TAXES.................................................         800
                                                                                   ----------
  Loss before extraordinary item.................................................    (535,741)
EXTRAORDINARY ITEM -- LOSS FROM EARLY EXTINGUISHMENT OF DEBT.....................     (37,281)
                                                                                   ----------
     Net loss....................................................................  $ (573,022)
                                                                                   ==========

         The accompanying notes are an integral part of this statement.

                       ZANART ENTERTAINMENT INCORPORATED

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEAR ENDED JUNE 30, 1995

                                             COMMON STOCK      ADDITIONAL
                                          ------------------    PAID-IN
                                           SHARES     AMOUNT    CAPITAL       DEFICIT       TOTAL
                                          ---------   ------   ----------   -----------   ----------
BALANCE, June 30, 1994..................  1,924,650    $192    $  321,920   $  (458,961)  $ (136,849)
  Issuance of common stock for cash.....     25,000       3        99,997            --      100,000
  Issuance of common stock for early
     extinguishment of debt.............     33,333       3       133,330            --      133,333
  Proceeds from public offering net of
     offering expenses of $1,161,572....    920,000      92     4,358,496            --    4,358,588
  Net loss..............................         --      --            --      (573,022)    (573,022)
                                          ---------    ----    ----------   -----------   ----------
BALANCE, June 30, 1995..................  2,902,983    $290    $4,913,743   $(1,031,983)  $3,882,050
                                          =========    ====    ==========   ===========   ==========

         The accompanying notes are an integral part of this statement.

                       ZANART ENTERTAINMENT INCORPORATED

                            STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................................  $ (573,022)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................................     121,838
     Provision for doubtful accounts.............................................      62,437
     Amortization of deferred financing costs....................................      65,268
     Loss from early extinguishment of debt......................................      37,281
     Changes in assets and liabilities:
       Accounts receivable.......................................................    (327,282)
       Income tax refund receivable..............................................       7,446
       Inventories...............................................................    (305,156)
       Prepaid expenses..........................................................     (43,486)
       Other assets..............................................................     (20,000)
       Accounts payable and accrued liabilities..................................     188,456
       Trade payable to vendor/shareholder.......................................    (170,263)
       Professional fees payable.................................................     (23,792)
       Accrued payroll...........................................................     (19,544)
       Royalties payable.........................................................      24,405
                                                                                   ----------
          Net cash used in operating activities..................................    (975,414)
                                                                                   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and equipment...........................................     (48,637)
  Advances on licensing fees.....................................................     (95,000)
  Officer advances, net..........................................................       1,051
                                                                                   ----------
          Net cash used in investing activities..................................    (142,586)
                                                                                   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes..............................................................    (410,000)
  Proceeds from the issuance of common stock.....................................   4,458,588
                                                                                   ----------
          Net cash provided by financing activities..............................   4,048,588
                                                                                   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................................   2,930,588
CASH AND CASH EQUIVALENTS, beginning of year.....................................     339,982
                                                                                   ----------
CASH AND CASH EQUIVALENTS, end of year...........................................  $3,270,570
                                                                                   ==========

         The accompanying notes are an integral part of this statement.

                       ZANART ENTERTAINMENT INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1.  ORGANIZATION AND LINE OF BUSINESS

     Zanart Publishing Incorporated (Zanart) was formed in March 1990 and merged with Xuma Corporation (Xuma), which was incorporated under the laws of the state of Florida in August 1986. In March 1994, the name was changed to Zanart Entertainment Incorporated (the Company).

     The Company designs, develops, markets and sells a variety of printed products based upon characters from entertainment properties licensed by the Company from television and motion picture studios. The Company's products are sold through retail chain stores, individual retail stores, direct mail catalogs and a television shopping network.

     During May 1995, the Company completed a public offering whereby 800,000 units were sold. Each unit was comprised of one share of common stock and one warrant to purchase one share of common stock at a price of $6.00. Warrants are fully exercisable when issued and will expire five years after they are issued. No warrants have been exercised as of June 30, 1996.

     During June 1995, the Company sold another 120,000 units as over-allotments related to the initial public offering. Total proceeds received, after related offering costs of $1,161,572, from the above sales were $4,358,588. Total proceeds include $160 received related to representative units issued to the underwriters. Offering costs consisted of direct costs incurred related to the public offering. These costs mainly consist of legal, accounting and printing fees, underwriter's commissions, as well as marketing costs incurred in connection with the offering.

     On August 9, 1996, the Company entered into an Agreement and Plan of Merger (the Agreement) with Continucare Corporation (Continucare). Pursuant to the Agreement, the Company will merge with and into Continucare (the Merger) and each issued and outstanding share of Continucare common stock (8,300,000 shares) will be converted into the right to receive one share of the Company's common stock. Thereafter, the present shareholders of Continucare will own approximately 74 percent of the issued and outstanding common stock of the Company. In connection therewith, although from a legal standpoint the Company will be the surviving Company, the acquiring company for accounting purposes will be Continucare. The transaction will be accounted for as a recapitalization of Continucare with Continucare as the acquiror (a reverse merger). Continucare was incorporated on February 12, 1996 in the State of Florida. Together with its subsidiaries, Continucare is a full-service healthcare management organization that creates and implements operational, marketing, administrative, staffing and financial programs for specialized outpatient institutional and professional providers. Continucare, which specializes in mental and physical rehabilitative programs, offers an expanded healthcare product line, including setting up and managing partial hospitalization and full-service community-based outpatient healthcare centers. Continucare manages nineteen partial hospitalization programs in three states and two day-treatment programs which serve as a step-down alternative to patients that no longer require partial hospitalization in order to assist the patients in transitioning back into their communities. Of the nineteen programs, four are also owned by shareholders of Continucare. See
Note 10 for unaudited pro forma information related to the Merger.

     Within three months from the closing of the Merger (September 11, 1996, the Closing Date), the Company shall take such steps as are necessary to effectuate the sale or other disposition of the assets and the discharge of all liabilities relating to the Company's existing licensing business (the Liquidation). At the end of the three months, the Company's closing cash balance is to be at least $2,000,000. In the event that the closing cash balance is less than the $2,000,000, then the holders of Continucare common stock shall receive one-half share of the Company's common stock for each dollar of difference. The Company estimates that its

                       ZANART ENTERTAINMENT INCORPORATED
closing cash balance will be approximately $1,600,000, resulting in an additional 200,000 shares being issued to the holders of Continucare.

     As a result of the merger, the Company has changed its basis of accounting for 1996 from the going-concern basis to the liquidation basis. Accordingly, the carrying values of the remaining net assets as of June 30, 1996 are presented at estimated realizable values and settlement amounts as determined by the Company. The final realizable values and settlement amounts may be different from the amounts estimated in the accompanying financial statements.

     The $660,492 reserve for loss on liquidation represents merger related costs incurred by the Company of approximately $247,000, cash operating losses incurred from July 1, 1996 to the Closing Date of approximately $178,000, estimated costs to be incurred during the three month liquidation period of approximately $105,000, and severance pay of approximately $130,000. The amount has been included in loss on liquidation in the accompanying statements of activities in liquidation. The loss on liquidation also includes certain provisions made to restate the net assets as of June 30, 1996 at their estimated realizable values. These provisions primarily include adjustments to inventories, prepaid expenses, furniture and equipment, and licensing fees.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

     The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents include money market funds and are carried at market which equals cost.

     Cash and cash equivalents are exposed to concentrations of credit risk. The Company has placed approximately $2,109,000 in high quality securities within one institution and one account.

B. INVENTORIES

     Inventories are carried at the lower of invoiced cost (first-in, first-out) or market and consist of finished goods and raw materials/supplies of $110,012 and $165,019, respectively.

C. REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of goods.

D. STATEMENT OF CASH FLOWS

     The Company prepares its 1995 statement of cash flows using the indirect method as defined under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." Required cash and non-cash transaction disclosures are as follows:

     During fiscal year 1995, the Company made cash payments of $40,444 and $800 for interest and income taxes, respectively.

     In December 1994, the Company issued 33,333 shares of its common stock in exchange for a $100,000 reduction in debt.

E. SHAREHOLDER NOTE PAYABLE AND DEFERRED FINANCING COSTS

     In February 1994, the Company borrowed $500,000 from Frost Nevada Limited Partnership. On December 30, 1994, the Company issued 33,333 shares of its common stock valued at $133,333 ($4.00 per

                       ZANART ENTERTAINMENT INCORPORATED
share) in exchange for a $100,000 reduction in the principal amount. The exchange resulted in an extraordinary loss of $37,281. The loss includes amortization of deferred financing costs of $3,948. During fiscal year 1995, the Company incurred interest expense of $40,444 in connection with the above shareholder note payable.

     In connection with the original $500,000 loan above and certain related consulting services rendered, 762,500 shares of the Company's common stock was issued in 1994. The market value of the shares were $111,782 and were recorded as deferred financing costs. During fiscal year 1995, the then remaining unamortized deferred financing costs of $69,216 were amortized with $65,268 included in interest expense and $3,948 included in the extraordinary loss from early extinguishment of debt in the accompanying statement of operations.

F. USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G. FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instrument carrying amounts approximate fair value because of their short maturity or they bear interest at a reasonable rate.

H. LOSS PER COMMON SHARE

     Loss per common share is based upon the pro forma weighted average number of common shares outstanding assuming the Merger with Continucare (see Note 1) had been completed as of February 12, 1996, the date Continucare began operations. Loss per common share information for 1995 has not been provided because the historical financial statement after the Merger are exclusively those of Continucare.

     Common stock equivalents have not been included as the Company's average market common share price for 1996, as of June 30, 1996, and for the three months ended June 30, 1996 have all been below the exercise price of all issued and outstanding options and warrants.

I. NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

     The requirements of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, issued in October 1995 and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, issued in October 1995, are effective for financial statements for years that begin after December 15, 1995. These new standards will be implemented in fiscal year 1997 and the effect of the new financial accounting pronouncements are expected to be immaterial.

3.  SIGNIFICANT CUSTOMERS

     The Company's largest customer (Warner Bros. Inc.) represents approximately 54 and 47 percent of sales for fiscal year 1996 and 1995, respectively. The Company's second largest customer (Musicland Group, Inc.) represents approximately 11 and 10 percent of sales for fiscal year 1996 and 1995. No other customers represented 10 percent or more of sales in fiscal years 1996 and 1995. The Company's sales are primarily distributed throughout the United States to a diversified customer base. However, a substantial portion of its debtors' abilities to honor their contracts is dependent on the entertainment economic sector.

                       ZANART ENTERTAINMENT INCORPORATED

4.  RELATED PARTY TRANSACTIONS

     The Company rents space from one of its suppliers (the Supplier, who is also a minority shareholder) under a month-to-month operating lease agreement. For the fiscal years ended June 30, 1996 and 1995, rent expense was approximately $10,000 and $17,000, respectively.

     Company net purchases from the above Supplier/Shareholder totaled $1,018,815 and $472,088 for the years ended June 30, 1996 and 1995, respectively. Accounts payable due to the Supplier was $207,990 at June 30, 1996.

5.  INCOME TAXES

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the difference are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax asset or liabilities from period to period.

     As of June 30, 1996 the Company had approximately $1,748,000 and $1,690,000 of federal and state net operating loss carryforwards, respectively. Other deferred tax assets primarily related to certain allowances made for doubtful accounts and inventories, and the provision recorded (totaling $1,058,931) to restate net assets at their net realizable value (see Note 1).

     Pursuant to Internal Revenue Service code section 382 (Section 382(c)), a company that is acquired must maintain operations for two years after the purchase. Otherwise the acquired company's previously existing net operating loss carryforwards, and deferred assets and liabilities are unavailable to the acquiring company.

     Based on Section 382(c), the Liquidation, and SFAS 109, the Company has recorded valuation allowances against the realization of its deferred tax assets. It is this valuation allowance that is primarily the reconciling difference between the expected income tax provision at the statutory federal income tax rate and the actual provision incurred.

     The provision for state income taxes of $800 for the fiscal years ended June 30, 1996 and 1995, respectively, consist only of the current state provision.

6.  CONSULTING AGREEMENT

     During May and August 1994, the Company entered into consulting agreements with two unrelated individuals. Under the agreements, the Company has granted each individual an option to acquire 10,000 shares of the Company's common stock at a price of $6.00 per share. These options vest and are exercisable at the rate of 2,500 shares per year and are conditioned upon, among other things, the individuals continuing as a consultant to the Company. During July 1996, one of the above consultants was appointed to the Board of Directors. As a result, an additional 2,500 shares are to vest on the Closing Date. The exercise period was extended to October 31, 1998 for the above options in connection with the Merger.

7.  EMPLOYMENT AGREEMENTS

     During fiscal year 1995, the Company entered into three year employment agreements with four of its executive officers (Thomas Zotos, Robert Stein, Mark Politi and Todd Slayton). In April 1996, Mark Politi resigned. Pursuant to the employment agreements, each individual will receive an annual base salary ranging from $60,000 to $75,000. A signing bonus of $20,000 was paid to Mr. Zotos in July 1994. Upon the completion of the public offering, the executives received additional compensation totaling $70,000. Additionally, these

                       ZANART ENTERTAINMENT INCORPORATED
individuals agree not to compete with the Company and solicit employees and customers from the Company during the term of the agreements and for one year thereafter. If at any time during the term of the agreements, a change of ownership of at least more than 50 percent of the outstanding voting shares of the Company occurs along with other defined events, the employee has the option to terminate his agreement at which time the Company is obligated to pay to the employee a lump sum equal to two times the present value of his remaining financial entitlements under the agreement.

     Pursuant to the employee agreements entered into during fiscal year 1995, the Company granted two executives an option to acquire a total of 62,500 shares of the Company's common stock at a purchase price of $6.00 per share. Option shares vest and are exercisable over a three year period. Due to the resignation of an officer above, an option to acquire a total of 37,500 shares was terminated. Pursuant to an amendment to the employment agreements in connection with the Merger, the other option has been extended to October 31, 1998 and the remaining unvested portion of 8,333 shares is to vest on October 31, 1996. The amendment also provides for an additional option to acquire 20,000 shares of the Company's common stock at the closing market price at the day before the Closing Date ($8.25). The option is fully vested and expires October 31, 1998.

     As a result of the Merger, the officers entered into amendments to their employment agreements. Pursuant to the amendments, the executives resigned as officers and are to continue as employees through the three month liquidation period. At the end of which, each former officer is to receive severance compensation equal to six months of salary. The not to compete clauses and the compensation due upon the change in control provisions have been waived. The Company's rights (prior to the Merger) in its fixed assets, a licensing agreement, and the Company's name, logo and trademarks are to be jointly assigned to two of the former officers at no cost to the officers. The carrying values as of June 30, 1996 of the assets to be assigned of approximately $49,000 have been charged to loss on liquidation in the accompanying statement of activities in liquidation.

     Minimum payments required in fiscal 1997 under the three remaining employment agreements are approximately $207,000.

8.  OPTIONS AND WARRANTS

     The Company entered into an agreement on December 7, 1994 to sell 25,000 shares of its common stock for $4.00 per share to an unrelated party. The purchaser also receives an option to acquire an additional 25,000 shares of common stock, subject to an anti-dilution covenant as defined in the agreement, at a purchase price of $4.00 per share. The option shares may be exercised in whole or in part at any time or from time to time for five years ending December 1999.

     In connection with the public offering, the underwriters were issued 80,000 representative units. Each representative unit entitles the holder to purchase one share of common stock and a warrant to purchase a share of common stock each for $7.50. The warrants vest and are exercisable over a four year period starting one year from the public offering. The representative units were issued for $160.

     In December 1995, the Company's shareholders approved the 1995 Stock Option Plan (the Plan). Under the Plan, a maximum of 360,000 shares of the Company's common stock may be issued at an exercise price equal to not less than the fair market value of the Company's common stock on the date of the grant. The Plan provides for the issuance of incentive stock options to employees of the Company and non-qualified stock options to employees, directors, independent contractors and agents of the Company. In December 1995, two options to purchase 2,500 common shares each at $5.25 a share was granted to the non-employer directors of the Company. The options vest immediately and are exercisable with no expiration date. The Plan was terminated subsequent to year end as a condition to the Merger.

                       ZANART ENTERTAINMENT INCORPORATED

     The following is a summary of all options and warrants granted to acquire the Company's common stock as of June 30, 1996.

 SHARES        SHARES        SHARES
 GRANTED       VESTED       EXERCISED
- ---------     ---------     ---------
1,405,000     1,389,167        --

     The following is a summary of all options and warrants granted to acquire the Company's common stock as of the Closing Date.

 SHARES        SHARES        SHARES
 GRANTED       VESTED       EXERCISED
- ---------     ---------     ---------
1,425,000     1,414,167        --

     Of the 10,833 unvested shares as of the Closing Date, 8,333 shares will vest on October 31, 1996 and the remainder will be canceled in accordance with the Agreement.

9.  COMMITMENTS AND CONTINGENCIES

     The Xuma registration statement declared effective by the U.S. Securities and Exchange Commission on March 31, 1988 contained disclosures that management of the Company would not consider acquiring a business opportunity in which its management had a five percent or greater equity interest unless the Company first received from an independent, qualified business appraiser an opinion that the acquisition was fair and reasonable to the shareholders. At the time Xuma merged with Zanart in March 1990, Zanart was controlled by a member of Xuma's management. Neither an affiliation notice nor a business appraisal were obtained and delivered to the shareholders. Management of Xuma determined a business appraisal was not needed as there were no significant operating or intangible assets in Zanart at the date of the merger. However, Zanart was in the process of obtaining license agreements to commence principal operations and securing the services of its current Chief Executive Officer, Mr. Zotos (who has significant experience in the entertainment licensing properties business) to become an employee of the Company to manage the Company's operations. The shares of common stock outstanding as of the date of the Zanart merger, net of shares held by current and past officers and directors, totaled 51,400 or 6 percent of the total outstanding shares after the merger (11 percent of pre-merger outstanding shares).

     Additionally, due to a ministerial error, the Xuma registration statement contained as an exhibit Articles of Incorporation (Disclosed Articles) that were different from the actual Articles of Incorporation (Actual Articles) filed by the Company on August 4, 1986. The primary difference between the two sets of articles was that the Actual Articles contained provisions granting shareholders preemptive rights. Accordingly, it is possible that certain shareholders of the Company could assert that they had preemptive rights to acquire certain Company's securities and that certain issuance's of the Company's securities were made in violation of such rights. In February 1994, the Company restated its Articles of Incorporation eliminating preemptive rights originally granted to shareholders. Accordingly, shareholders dissenting to this action can enforce recession rights thereby requiring the Company to pay them the fair value of their shares at the date of the restatement of the articles. The number of shares of common stock which may still assert either preemptive or dissenters rights as a result of these actions, net of shares held by current and past officers and directors, totaled 63,400 shares.

     Based upon the closely controlled nature of the Company, the passage of time and lack of damages incurred relating to the merger as well as the limited number of securities issuance's and shareholders possessing either preemptive or rescission rights, Company management is of the belief, based in part on discussions with legal counsel, that these items would not, individually or in the aggregate, have a material adverse effect on the Company.

                       ZANART ENTERTAINMENT INCORPORATED

10.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma condensed consolidated balance sheet as of June 30, 1996 has been prepared by adjusting Continucare's historical condensed consolidated balance sheet as of June 30, 1996. As Zanart's operations will be discontinued, no pro forma statement of income is presented as the Merger would have no material effect on the historical operations of Continucare had the Merger occurred on February 12, 1996 (Inception). The historical balance sheet has been adjusted to give effect to the merger as if the Merger had occurred as of June 30, 1996.

     The pro forma unaudited condensed consolidated balance sheet presented herein does not purport to be indicative of the actual financial position of the Continucare had the Merger actually been consummated on June 30, 1996, or of the future financial position of Continucare which will result from the consummation of the Merger.

                                                         HISTORICAL     PRO FORMA
                                                         CONTINUCARE   ADJUSTMENTS       PRO FORMA
                                                         -----------   -----------      -----------
CURRENT ASSETS:
  Cash and cash equivalents............................  $   819,000   $  (375,000)(1)  $ 8,544,000
                                                                         6,500,000(3)
                                                                         1,600,000(4)
  Accounts receivable..................................    1,968,100            --        1,968,100
  Prepaid expenses and other current assets............        1,000            --            1,000
                                                          ----------    ----------      -----------
          Total current assets.........................    2,788,100     7,725,000       10,513,100
                                                          ----------    ----------      -----------
PROPERTY AND EQUIPMENT.................................        5,000            --            5,000
OTHER ASSETS...........................................       72,000            --           72,000
                                                          ----------    ----------      -----------
TOTAL ASSETS...........................................  $ 2,865,100   $ 7,725,000      $10,950,100
                                                          ==========    ==========      ===========
CURRENT LIABILITIES:
  Accounts payable and accrued expenses................  $   356,000            --      $   356,000
  Income and other taxes payable.......................      413,000            --          413,000
                                                          ----------    ----------      -----------
          Total current liabilities....................      769,000            --          769,000
NOTES PAYABLE..........................................      655,000            --          655,000
                                                          ----------    ----------      -----------
TOTAL LIABILITIES......................................    1,424,000            --        1,424,000
MINORITY INTEREST......................................       33,000            --           33,000
                                                          ----------    ----------      -----------
SHAREHOLDERS' EQUITY(6):
  Common stock.........................................          100           (25)(1)        1,140
                                                                               425(2)
                                                                               330(3)
                                                                               290(4)
                                                                                20(5)
  Additional paid-in capital...........................      764,000      (374,975)(1)    8,488,250
                                                                              (425)(2)
                                                                         6,499,670(3)
                                                                         1,599,710(4)
                                                                               (20)(5)
Retained earnings......................................      644,000            --          644,000
                                                          ----------    ----------      -----------
          Total shareholders' equity...................    1,408,100     7,725,000        9,133,100
                                                          ----------    ----------      -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...  $ 2,865,100   $ 7,725,000      $10,590,100
                                                          ==========    ==========      ===========

                       ZANART ENTERTAINMENT INCORPORATED

- ---------------

(1) To record the repurchase of the common stock of a 25 percent former shareholder of Continucare during August 1996 for $375,000.
(2) To record the issuance of 4,999,925 shares of Continucare common stock in connection with a 66,667 to one stock split effected during August 1996. Prior to the stock split, Continucare amended its Articles of Incorporation to increase its authorized common shares to 10,000,000 par value $.0001.
(3) To record the proceeds from a private placement of 3,300,000 shares of Continucare common stock at $2.00 a share completed during August 1996, net of estimated costs of $100,000.
(4) To record (i) the cancellation 8,300,000 shares of Continucare common stock issued and outstanding; (ii) the issuance of 8,300,000 shares of Zanart common stock to Continucare shareholders, representing the conversion of each share of Continucare into one share of Zanart common stock, based on the Agreement; (iii) 2,902,983 shares of Zanart common stock issued and outstanding as of the date of the Agreement; and (iv) Zanart's net assets acquired in the Merger consisting of $1,600,000 in cash.
(5) To record the issuance of an additional 200,000 shares at $.0001 par value (see Note 1).
(6) Historical and pro forma earnings per share for Continucare for the period from February 12, 1996 (Inception) through June 30, 1996 are calculated as follows:

                                                               HISTORICAL       PRO FORMA
                                                              JUNE 30, 1996   JUNE 30, 1996
                                                              -------------   -------------
        Income from Continucare operations..................   $ 1,033,000     $  1,033,000
                                                                ==========      ===========
        Net income..........................................   $   644,609     $    644,609
                                                                ==========      ===========
        Number of shares outstanding:
          Continucare:
             Historical -- (giving effect to stock split)...     6,666,667        6,666,667
             Net increase after stock repurchase and private
               placement....................................            --        1,633,333
          Zanart merger (after the issuance of additional
             200,000 shares)................................            --        3,102,983
                                                                ----------      -----------
                                                                 6,666,667       11,402,983
                                                                ==========      ===========
        Earnings per share (EPS)............................   $      0.10     $       0.06
                                                                ==========      ===========

     As discussed in Note 1, the above pro forma earnings per share (EPS) calculation excludes issued and outstanding options and warrants. However, assuming that the Merger took place at Continucare's inception, the pro forma weighted average number of shares outstanding (including options and warrants under the treasure stock method) would increase by approximately 420,000 shares resulting in a reduction in EPS to $0.05 per share.