Form 10KSB/A
period 1996-06-30
CONTINUCARE CORP
filed 1996-10-22
CIK 803352

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

  (MARK ONE)
      [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                FOR THE FISCAL YEAR ENDED JUNE 30, 1996

      [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM _______________ TO
                _______________

                          COMMISSION FILE NO. 0-21910

                            CONTINUCARE CORPORATION
                 (Name of small business issuer in its charter)

                    FLORIDA                                        59-2716063
        (State or other jurisdiction of                         (I.R.S. Employer
         incorporation or organization)                       Identification No.)

          100 SOUTHEAST SECOND STREET                                33131
    (Address of Principal Executive Offices)                       (Zip Code)

                                 (305) 350-7515
                (Issuer's Telephone Number, Including Area Code)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The issuer's revenues for the fiscal year ended June 30, 1996 were $2,503,506.

     The aggregate market value of the voting stock held by non-affiliates of the issuer based on the last sale price of $10.50 of such common stock, as of October 10, 1996, is $35,139,815.

     As of October 11, 1996, the Company had outstanding a total of 11,202,983 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock") and 920,000 Series A Warrants each of which entitles the holder thereof to purchase one share of the Company's Common Stock at a purchase price of $6.00 per share at any time through May 10, 2000. Additionally, as of such date Underwriter Options to purchase 80,000 Units remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase for $7.50, through May 10, 2000, one share of Common Stock and one Series A Warrant exercisable for one share of Common Stock at a price of $7.50 at any time through May 10, 2000.

     Transitional Small Business Disclosure Format Yes / / No /X/
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CONTINUCARE CORPORATION
                                 FORM 10-KSB/A
                        FISCAL YEAR ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
Item 1.    Description of Business......................................................
Item 9.    Directors and Executive Officers of the Company..............................
Item 10.   Executive Compensation.......................................................
Item 11.   Security Ownership of Certain Beneficial Owners and Management...............
Item 12.   Certain Relationships and Related Transactions...............................
Item 13.   Exhibits and Reports on Form 8-K.............................................
SIGNATURES..............................................................................

ITEM 1.  DESCRIPTION OF BUSINESS

     On August 9, 1996, Zanart Entertainment Incorporated, a Florida corporation ("Zanart"), signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Zanart Subsidiary, Inc. ("ZSI"), a wholly-owned subsidiary of Zanart, and Continucare Corporation, a Florida corporation. Pursuant to the Merger Agreement, on September 11, 1996 (the "Closing Date"), ZSI merged (the "Merger") with and into Continucare Corporation. Upon the consummation of the Merger, and pursuant to the terms of the Merger Agreement, (i) each issued and outstanding share of common stock of Continucare Corporation converted into one share of Zanart common stock, par value $.0001 per share (the "Common Stock"), the separate existence of ZSI terminated and Continucare Corporation became a wholly-owned subsidiary of Zanart, (ii) Zanart agreed to sell or otherwise dispose of its assets (other than cash) and discharge all liabilities relating to Zanart's existing licensing business prior to December 11, 1996 and (iii) Zanart's Board of Directors and management became comprised of designees of Continucare Corporation. On October 8, 1996, Zanart changed its corporate name to "Continucare Corporation." All references herein to Zanart and the Zanart Business refer to the historical licensing operations of Zanart before giving effect to the Merger, and all references to Continucare or the Company and the Continucare or the Company Business refer to the mental and physical rehabilitation health care business of Continucare and its subsidiaries prior to and after giving effect to the Merger.

CONTINUCARE BUSINESS

     Continucare develops and manages mental and physical rehabilitation health care programs that offer a continuum of mental and physical rehabilitation health services ranging from partial hospitalization care to day treatment and outpatient services. Continucare offers a comprehensive mental health care product line by providing the following types of services to general acute care and psychiatric hospitals, community mental health centers ("CMHCs") and comprehensive outpatient rehabilitation facilities ("CORFs"): clinical development, marketing, financial management, operational oversight, human resources support, quality assurance and outcome measurement. Through its ability to organize and provide such services Continucare is able to develop and manage for its clients the series of mental and physical rehabilitation health care programs that comprise a continuum of mental and physical rehabilitation health care services.

     At October 11, 1996, Continucare had management contracts with five general acute care hospitals, one free-standing psychiatric hospital, 16 CMHCs, and one CORF. As of such date, 22 of such contracts were in operation covering various treatment programs.

     Continucare's strategy is to (i) continue to develop all elements of the continuum of mental health and physical rehabilitation services provided to existing and new clients, (ii) aggressively pursue new management contracts for the provision of mental and physical health services, (iii) emphasize its outcome measurement system ("Outcome Measurement System") as an additional service and (iv) expand the types of services offered by it to include physical and medical rehabilitation services, home health services and primary care services.

ZANART BUSINESS

     Zanart designs, publishes, packages and markets wall decor and collectible art which incorporate popular images from motion pictures, television and animation. Zanart's products include framed art, matted prints, lithographs and serigraphs, calendars, posters, blueprints, movie and television card portfolio sets and animation sericels which are produced pursuant to licensing or other agreements with entertainment companies. The images for the printed products are provided to Zanart by the licensor or designed by Zanart, and the products are printed, manufactured and framed for Zanart by manufacturers according to Zanart's instructions and specifications. Zanart's product line consists of over 200 individual products. Zanart's products are sold through retail chain stores, independent retail stores, catalogs and a television shopping network. The future of Zanart's licensing business is subject to the terms of the Merger Agreement as described below.

RECENT DEVELOPMENTS

     Pursuant to the Merger, on September 11, 1996, ZSI merged with and into Continucare Corporation. Each share of pre-Merger Continucare common stock issued and outstanding immediately prior to the Closing Date was converted on the Closing Date into one share of Common Stock. Under the terms of the Merger Agreement, Zanart agreed to sell or otherwise dispose of its assets (other than cash) and discharge all liabilities relating to Zanart's existing licensing business prior to December 11, 1996. In addition, upon the consummation of the Merger (i) Zanart's existing Board of Directors and management resigned and (ii) Zanart's new Board of Directors and management became comprised of Continucare designees.

     The Merger Agreement contains various customary representations and warranties of the parties thereto, and includes a post closing adjustment provision requiring the issuance of a certain number of additional shares (the "Additional Shares") of Common Stock to the holders of pre-Merger Continucare common stock immediately prior to the Closing Date in the event that the Closing Cash Balance (as such term is defined in the Merger Agreement) of the Company is less than $2,000,000 on December 12, 1996.

     Prior to the Merger, Continucare effectuated the private sale of an aggregate of 3,300,000 shares of pre-Merger Continucare common stock which was completed on August 29, 1996. Further, Zanart agreed to register on Form S-3 (i) an aggregate of 1,462,500 shares of Common Stock to be issued upon exercise of outstanding warrants and options, (ii) the 8,300,000 shares of Common Stock issued in connection with the Merger, and (iii) the Additional Shares.

CONTINUCARE STRATEGY

     Continucare's strategy is to (i) continue to develop all elements of the continuum of mental health and physical rehabilitation services provided to existing and new clients, (ii) aggressively pursue new management contracts for the provision of mental and physical health services, (iii) emphasize its Outcome Measurement System as an additional service and (iv) expand its types of services offered to include physical and medical rehabilitation services, home health services and primary care services.

  Continue to Develop the Continuum of Mental Health Services

     Continucare believes that institutional and professional providers of mental health services must have the ability to offer a complete line of mental health care services in order to operate mental health care programs that satisfy the current and anticipated demands of managed care companies and other third-party payors. The mental health industry is recognizing the need to provide patients with an organized plan of treatment, from most intensive to least intensive, in order to properly monitor and treat patients as they progress. The development of mental health services beyond traditional inpatient hospitalization has been a key focus in Continucare's efforts to provide management services covering the full continuum of mental health services. Prior to August 1996, Continucare focused only on the management of programs offering outpatient mental health services. Since that time, it has expanded its management services to cover additional elements of the continuum of mental health services, including day treatment and intensive as well as traditional and group oriented outpatient services.

  Add New Mental Health Management Contracts

     Continucare believes that there is a substantial opportunity to provide mental health care contract management services to institutional and professional mental health care providers. Continucare utilizes a systematic approach to identify potential clients and then offers its services to these potential clients by emphasizing its expertise in managing the continuum of mental health services and the benefits to the potential clients of offering mental health programs. Such benefits typically include increased revenue, greater opportunity to allocate fixed expenses, expanded influence and outreach to the community, improvement in the quality of mental health care programs offered and the ability to attract new physicians. Continucare's sales efforts also emphasize the value of quality, independently managed mental health programs to managed care companies and other third-party payors.

     Continucare intends to offer its current line of mental health care services to individual and group practitioners that provide traditional primary and specialty health care services. This strategy is based on the results of studies that have indicated that 70% or more of illnesses are psychosomatic in nature. By adding mental health services to traditional primary and specialty care practices, practitioners are able to provide a more coordinated and comprehensive treatment program that addresses the mental and physical needs of patients. The types of mental health services typically added to individual and group practices include psycho-pharmacology, individual therapy, group therapy and structured outpatient programs for mental health, addiction and other disease-specific support issues. The professionals delivering these services include:

     - Psychiatrists
     - Psychologists
     - Licensed Clinical Social Workers
     - Licensed Mental Health Counselors
     - Advanced Registered Nurse Practitioners

     Continucare is also currently expanding its target market to include non-traditional sources of funding such as state and federal grant programs.

  Emphasize Continucare's Outcome Measurement System

     Continucare intends to continue to emphasize its Outcome Measurement System, which provides outcome information regarding the effectiveness of a provider's mental health and physical rehabilitation programs. The availability of such information is intended to enable Continucare's clients to demonstrate to third-party payors whether patients are improving as a result of the treatment provided. It also provides Continucare and the client with a valuable tool to compare clinical results and refine clinical treatment programs. With the growth of managed care and its emphasis on effectiveness, Continucare believes that its Outcome Measurement System will become a more important component of the services it provides.

  Expand the Types of Services Offered by Continucare

     Continucare intends to expand its range of services offered to health care providers to include physical and medical rehabilitation services, home health services and primary care services. Such new areas of services share in common
(i) the need to provide a continuum of services that range from most intensive to least intensive and (ii) the need for a system of development and management support similar to that required by mental health related services. Continucare believes that the same types of development and management services it offers to mental health care providers are needed by providers offering physical and medical rehabilitation services, home health services and primary care services. Continucare further believes that its existing relationships with general acute care hospitals and its medical directors serving clients under contract with Continucare provide a significant opportunity for the development of the aforementioned services. Continucare intends to utilize its marketing, outcome measurement, utilization review and clinical management expertise to expand its management of such services.

CONTINUCARE OPERATIONS

  General

     Continucare develops and manages mental and physical rehabilitation health care programs that offer a continuum of mental and physical rehabilitation health services ranging from partial hospitalization care to day treatment and outpatient services. The development and management of such programs requires the delivery to health care providers of the following types of services in a consistent and efficient manner:

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

          Community Outreach -- Health care providers rely almost exclusively on community service representatives to inform and educate the public about their respective mental and physical rehabilitation health programs. Community service representatives are responsible for identifying and developing patient referral sources in addition to developing a particular program's community development plan. The community service representative informs physicians, other professionals and nursing homes in the particular community of the treatment programs managed by Continucare in order to promote interest in such programs. Continucare offers the service of hiring and training community service representatives to successfully inform and educate the public about each type of outpatient health care program.

          Financial Management -- Providers of mental and physical rehabilitation health care services must address the same financial management concerns as any other business. Continucare has the ability to provide full-service financial management services to each of its clients. Continucare offers (directly and through leasing services) the following types of financial management services:

        - Physician Billing and Collecting
        - Other Outpatient Billing and Collecting
        - Partial Hospitalization Billing and Collections
        - Internal Auditing and Bill Compliance
        - Access to Accounts Receivable Financing

          Operational Oversight -- Continucare offers day-to-day operational oversight to each of the programs offered by mental and physical rehabilitation health care providers that comprise the continuum of health care services.

          Human Resources -- Continucare offers to its clients full human resources capabilities which include the recruiting, hiring and termination of all classes of health care professionals and staff. Continucare further develops training programs and policy and procedure manuals specific to the needs of health care providers. In addition, Continucare offers permanent, long-term and short-term employee leasing to its managed programs and other clients. Continucare offers to lease the following types of employees:

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

          Quality Assurance -- Continucare offers ongoing training to each of the professionals and staff under its supervision to maintain the desired level of effectiveness of its programs. The Company also monitors the effectiveness of such training on an ongoing basis.

          Regulatory Compliance -- As further discussed below, health care providers are subject to an array of regulatory rules and guidelines. Continucare assists its clients during the developmental stage of mental and physical rehabilitation health programs in such matters as licensing, certificate of need approvals and Medicare/Medicaid certification. Continucare also provides the service of reviewing a particular provider's compliance with all applicable regulations and making recommendations to assure that such provider remains or becomes in compliance with such regulations.

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

     Under the Outcome Management System, sample data is collected from randomly selected patients at admission, during treatment, at discharge and 90 to 120 days after discharge. Semiannual outcome reports include a summary of patient characteristics and outcome measures. A multi-disciplinary committee reviews and analyzes the data in order to identify specific areas for program improvement. A regional clinical consultant then prepares an implementation plan. Program improvements implemented through this process are evaluated for use at other treatment programs managed by Continucare. Continucare trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data.

     The services provided by the Outcome Management System enable the client hospitals to demonstrate to third-party payors the results of the treatment provided. At October 11, 1996, approximately 20% of Continucare's management contracts included the Outcome Management System.

MANAGEMENT CONTRACTS

     Continucare provides its development and management services under contracts with client hospitals and community mental health centers. Continucare tailors (or customizes) each contract to address the differing needs of each client and the anticipated needs of such client's patients. Continucare and the client determine the mental and physical rehabilitation health programs and services to be offered, which may consist of one or more treatment programs offering partial hospitalization, day treatment or outpatient services.

     Under each contract, Continucare receives a fee for its services provided to or on behalf of the client. The fees received by Continucare are fixed and are often subject to periodic adjustments as a result of changes in the medical consumer price index.

THE OUTPATIENT HEALTH CARE CONTINUUM

     Through its ability to deliver services described above, Continucare offers mental health care providers the structure and management of a complete continuum of mental and physical rehabilitation health care services ranging from partial hospitalization care to day treatment and outpatient services.

  Partial Hospitalization

     Partial hospitalization services are provided for limited periods per day at established intervals with the patient returning home at the conclusion of each day's treatment. Partial hospitalization services are designed to be both an alternative to inpatient hospitalization services and a key component of care following inpatient hospitalization. Continucare successfully operates over twenty partial hospitalization programs in four states.

Continucare operates under two partial hospitalization models. The primary model is a freestanding program licensed as a full service CMHC. This model enables Continucare not only to provide partial hospitalization services but also to provide, manage or contract for the following types of services:

     - 24 Hour Crisis Response
     - Crisis Stabilization Beds
     - Structured/Intensive Outpatient Programs
     - Counseling and Education

     The second model is a partial hospitalization program operating under a hospital license. These programs deliver the same services as provided to CMHCs, but in a hospital or hospital campus location subject to hospital regulations.

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

  Outpatient Services

     Outpatient services consist generally of consultative sessions which can be rendered in a variety of individual or group settings at various locations, including hospitals, clinics or the offices of mental health providers. Outpatient service providers can also serve as gatekeepers for persons being evaluated for treatment. Once an individual is assessed for treatment in an outpatient environment, the individual is provided the appropriate level of service in relation to the diagnosis. Continucare provides outpatient services to hospitals, physicians, assisted living facilities, skilled nursing facilities and CMHCs.

  Physical Rehabilitation Services

     As part of its commitment to the total continuum of outpatient care, Continucare manages a certified CORF, which provides a wide range of outpatient rehabilitation services and programs to individuals with disabilities and illnesses, including orthopedic, neurological and neuromuscular diseases and other conditions. CORFs provide diagnostic, therapeutic and restorative services to individuals on an outpatient basis under the direction of a medical doctor. The multitude of illnesses and injuries capable of being treated at a CORF include amputation, arthritis, stroke, neck and lower back pain, sports injuries, neuromuscular disease, orthopedic and neurological conditions and peripheral nerve injuries.

COMPETITION

     The mental and physical rehabilitation health contract management services industry is highly competitive. Continucare competes with several national competitors and many regional and local competitors, some of which have substantially greater resources than Continucare. In addition, providers may elect to manage their own mental health programs.

     Competition among contract managers for mental and physical rehabilitation health programs is generally based upon reputation, price, the ability to provide financial and other benefits for the particular provider, and the management expertise necessary to enable the provider to offer mental and physical rehabilitation health programs that provide the full continuum of mental and physical rehabilitation health services in a quality and cost-effective manner. The pressure to reduce health care expenditures has emphasized the need to manage the appropriateness of health services provided to patients. As a result, competitors without management experience covering the various levels of the continuum of mental and physical rehabilitation health services may not be able to compete successfully. Continucare believes that it will be able to compete in this rapidly changing market.

GOVERNMENT REGULATION

  General

     Continucare's business is affected by federal, state and local laws and regulations concerning, among other matters, mental health facilities and reimbursement for mental health services. These regulations impact the development and operation of mental and physical rehabilitation health programs managed by Continucare for its clients. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. Continucare is not able to predict the content or impact of future changes in laws or regulations affecting the mental and physical rehabilitation health industry.

  Mental and Physical Rehabilitation Health Facility Use and Certification

     The facilities of institutional and professional providers are subject to various federal, state and local regulations, including facilities use, licensure and inspection requirements, and licensing or certification requirements of federal, state and local health agencies. Many states also have certificate of need laws intended to avoid the proliferation of unnecessary or under-utilized health care services and facilities. The mental and physical health programs which Continucare manages are also subject to licensure and certification requirements. Continucare assists its clients in obtaining and renewing required approvals for its managed programs. Some approval processes may lengthen the time required for new programs to commence operations. In granting and renewing a facility's licenses, governmental agencies generally consider, among other factors, the physical condition of the facility, the qualifications of administrative and professional staff, the quality of professional and other services, and the continuing compliance of such facility with the laws and regulations applicable to its operations. Continucare believes that the mental and physical health programs it manages and the facilities used in its operation of such programs comply in all material respects with applicable licensing and certification requirements.

  Reimbursement for Mental and Physical Rehabilitation Health Services

     Most of Continucare's clients receive reimbursement under one or more of the Medicare or Medicaid programs for mental and physical rehabilitation health services provided in programs managed by Continucare. Continucare is paid directly by its clients for the management services it provides. While fees paid to Continucare by its clients are not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under a limited number of its management contracts Continucare is obligated to refund a portion of its fee if either Medicare denies reimbursement for an individual patient treatment or if the fee paid to Continucare is denied by Medicare as a reimbursable cost (which may result from retroactive adjustments under such programs). In order to receive reimbursement under the Medicare or Medicaid programs, each facility must meet applicable requirements promulgated by the United States Department of Health and Human Services relating to the type of facility, personnel, standards of patient care and compliance with all state and local laws, rules and regulations. Continucare believes that the programs it manages comply in all material respects with applicable Medicare or Medicaid requirements.

     In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Medicare prospective payment system using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health services provided by acute care hospitals which qualify for an exemption are deemed to be distinct part units ("DPUs") and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The Company believes that the mental and physical health programs managed by it which are eligible for reimbursement under the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental and physical health services, including those provided by programs managed by Continucare, could be under the DRG system or otherwise altered. Since a substantial portion of the patients of the programs managed by Continucare are covered by Medicare, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on Continucare's clients and, in turn, on Continucare.

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

     Violations of these laws can result in felony criminal penalties, civil sanctions and exclusion from participation in the Medicare and Medicaid programs.

  Health Care Reform

     Federal and state governments have recently focused significant attention on health care reform intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals include cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. It is uncertain at this time what legislation on health care reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on Continucare's business, financial condition or results of operations.

FACILITIES

     Continucare leases approximately 13,000 square feet of space for its corporate offices in Miami, Florida under a lease expiring in September 2001.

EMPLOYEES

     At October 11, 1996, Continucare employed approximately 200 individuals and managed approximately 150 individuals providing services on behalf of Continucare. Continucare has no collective bargaining agreement with any unions and believes that its overall relations with its employees are good. In addition, at October 11, 1996, Continucare had administrative contacts with approximately 45 physicians to serve as medical directors for the programs managed by Continucare.

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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors of the Company are as follows:

                     NAME                    AGE                  POSITION
    ---------------------------------------  ---   ---------------------------------------
    Charles M. Fernandez...................  34    Chairman of the Board, Chief Executive
                                                     Officer and President
    Dr. Phillip Frost......................  60    Vice Chairman of the Board
    Susan Tarbe............................  40    Executive Vice President and General
                                                     Counsel
    Arthur M. Goldberg.....................  54    Director
    Richard B. Frost.......................  47    Director
    Mark J. Hanna..........................  47    Director
    Dr. Michael C. Piercey.................  51    Director

     CHARLES M. FERNANDEZ co-founded Continucare in February of 1996 and has been involved in all aspects of its operations since that time serving as its Chairman of the Board, President and Chief Executive Officer. Prior to founding Continucare, Mr. Fernandez was the Executive Vice President and Director of Heftel Broadcasting Corporation, a public company owning a network of radio stations, since 1985. Mr. Fernandez has also been an officer of Bally Entertainment Corporation since January 1996.

     PHILLIP FROST, M.D. has served as the Vice Chairman of Continucare since September 1996. Dr. Frost has served, since 1987, as Chairman of the Board and Chief Executive Officer of IVAX Corporation, a Florida corporation ("IVAX"), the world's largest generic pharmaceutical manufacturer. He served as IVAX's President from July 1991 until January 1995. Dr. Frost also serves as Vice Chairman of the Board of Pan American World Airways, Inc. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1990 to 1992. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceutical, Inc. from 1972 to 1986. He is Vice Chairman of the Board of Directors of North American Vaccine, Inc. ("NAV"), and a Director of American Exploration Company, which is engaged in oil and gas exploration and production, NaPro BioTherapeutics, Inc., a biopharmaceutical research and development firm ("NaPro"), Whitman Education Group, which is engaged in proprietary education ("Whitman") and Northrup Grumman. He is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange. Dr. Frost is the uncle of Richard Frost.

     SUSAN TARBE joined Continucare in September 1996 as Executive Vice President and General Counsel. Prior to joining the Company, Ms. Tarbe was an Assistant United States Attorney for the Southern District of Florida since September 1985. During her employment with the United States Attorney's office, Ms. Tarbe specialized in the area of white-collar criminal offenses, and since May of 1994 was the Chief of the Economic Crimes Unit. From August 1984 to August 1985, Ms. Tarbe was a law clerk to the Honorable William M. Hoeveler, U.S. District Judge for the Southern District of Florida.

     ARTHUR M. GOLDBERG has served as a Director of Continucare since September 1996. Mr. Goldberg for the past five years has been Chairman of the Board of Directors, Chief Executive Officer and President of Bally Entertainment Corp, Chairman of the Board of Directors, President and Chief Executive Officer of Bally's Casino Holdings, Inc., Chairman of the Board of Directors and Chief Executive Officer of Bally's Park Place, Inc., GNOC, CORP., Bally's Grand, Inc. and Bally Total Fitness Holding Corporation. Mr. Goldberg is also the Chairman of the Board of Directors, President and Chief Executive Officer of Di Giorgio Corporation and Managing Partner of Arveron Investments L.P. Mr. Goldberg is also a director of First Union Corporation, a financial services company.

     RICHARD B. FROST has served as a Director of Continucare since September 1996. Mr. Frost has been Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Mergers Group, Inc. ("FH") since its formation in October 1993. Mr. Frost also serves as a director of Pan American World Airways, Inc. Mr. Frost was the Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Acquisition from April 1993 until January 1996, at which time LFS merged with and into a wholly-owned subsidiary of Frost Hanna Acquisition (the "LFS Merger"), Frost Hanna Acquisition changed its name to "Little Folks Shops" and Mr. Frost resigned from the Frost Hanna Acquisition Board. From June 1992 to May 1994, Mr. Frost held similar positions at Frost Hanna Halpryn until the merger of Sterling Healthcare, Inc. and Sterling Health Care Group, Inc. with and into a wholly-owned subsidiary of Frost Hanna Halpryn, whereby Frost Hanna Halpryn changed its name to Sterling Healthcare, Inc. (the "Sterling Merger"). From February 1992 through May 1992, Mr. Frost was Regional Director of GKN Securities Corp., a broker-dealer ("GKN") where his responsibilities included the recruitment and training of GKN brokerage personnel located or to be located in Florida. From May 1982 through February 1992, Mr. Frost was a Vice President and Branch Manager of Dean Witter Reynolds, a broker-dealer, where his responsibilities included the management and day-to-day operations of the West Boca Raton and Lighthouse Point, Florida, branch offices of such brokerage firm.

     MARK J. HANNA has served as a Director of Continucare since September 1996. Mr. Hanna also serves as a director of Pan American World Airways, Inc. Mr. Hanna has been the President and a member of the Board of Directors of FH since its inception. Mr. Hanna was the President and a member of the Board of Directors of Frost Hanna Acquisition from April 1993 until January 1996, whereupon Mr. Hanna resigned from the Frost Hanna Acquisition Board following the LFS Merger. Mr. Hanna held similar positions at Frost Hanna Halpryn from June 1992 until the Sterling Merger in May 1994. From February 1992 through May 1992, Mr. Hanna was a registered representative with GKN. From January 1992 through February 1992, Mr. Hanna was a registered representative with Barron Chase Securities, Inc. From September 1990 through January 1992, Mr. Hanna was a registered representative with Prudential Bache Securities, Inc.

     MICHAEL C. PIERCEY, M.D. has served as a Director of Continucare since September 1996. Dr. Piercey has been a Board Member, Executive Vice President and Medical Director of Health Care America, Inc., a health care management company which owns and operates acute care hospitals, long-term rehabilitation hospitals, psychiatric hospitals, community living programs, and a full array of partial hospital and outpatient services in Texas, Colorado, Florida, Oklahoma, Tennessee, and Virginia, since 1994. Since 1992, Dr. Piercey has been an Officer and Director of DHP, Inc. which operates the Rock Creek Center, a psychiatric hospital and outpatient service system in the Southwestern Chicago suburbs. He was the Clinical Director at Four Winds, Inc., a psychiatric hospital company with affiliates in Saratoga Springs, New York and Chicago from 1978 to 1992, and in 1986 he assumed the additional responsibilities of Executive Director and Chief Operating Officer.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 1996 its officers, directors and greater than ten percent beneficial owners were in compliance with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid to the President of Zanart during Zanart's last three fiscal years (the "Named Officer"). No other executive officer of Zanart was paid in excess of $100,000 during the fiscal year ended June 30, 1996.

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                              ANNUAL COMPENSATION         AWARDS
                                                           -------------------------   ------------
               NAME AND PRINCIPAL POSITION                  SALARY ($)     BONUS ($)   OPTIONS (#)
---------------------------------------------------------  -------------   ---------   ------------
Thomas Zotos, President..................................  1996   75,000          0           --
                                                           1995   51,000     40,000           --
                                                           1994   36,000          0           --

---------------

(1) Mr. Zotos resigned his position as President effective upon the consummation of the Merger.

OPTION GRANTS DURING 1996 AND 1995

     Thomas Zotos did not receive any option grants from the Company during fiscal year 1996.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Charles M. Fernandez and Susan Tarbe. Mr. Fernandez's employment agreement is for a term of three years plus one additional year for each year of service and became effective on September 11, 1996, and provides for an annual base salary of $350,000 and a bonus of $100,000 payable in 20 equal installments of $5,000 over the first five years of such agreement. Pursuant to the terms of Mr. Fernandez's employment agreement, he may receive additional bonuses at the discretion of the Board. Mr. Fernandez is prohibited from competing with the Company for the duration of his employment agreement and for a period of two years thereafter unless he is terminated without cause, and he is additionally prohibited from disclosing confidential information. Ms. Tarbe's employment agreement is for a term of three years commencing September 23, 1996, and provides for an annual base salary of $130,000 and a bonus equal to at least 10% of her then base salary plus such other bonus amounts as may be approved by the Board. Under the terms of Ms. Tarbe's employment agreement, she received an option, which vests at a rate of 20% per year, to purchase 100,000 shares of the Company at $5.00 per share. Upon a change in control of the Company, Ms. Tarbe is entitled to an acceleration of the remainder of her employment agreement and automatic vesting of any unvested portion of her aforementioned warrant. Ms. Tarbe is prohibited from competing with the Company for the duration of his employment agreement and for a period of ninety days thereafter unless she is terminated without cause, and she is additionally prohibited from disclosing confidential information.

     Effective September 11, 1996, the Company amended each of its employment agreements with Robert A. Stein, Thomas Zotos and Todd Slayton (the "Executives"). Pursuant to such amendments, the executives resigned as officers of the Company and shall continue as employees through December 11, 1996. On such date, each Executive shall receive severance compensation equal to six months salary, the aggregate amount of which for all three Executives shall equal approximately $107,500.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of October 11, 1996 concerning the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the executive officers and directors of the Company,
(iii) the Named Officer, and (iv) all executive officers and directors of the Company as a group. All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person's spouse.

                    NAME AND ADDRESS                       AMOUNT AND NATURE OF         PERCENT OF
                  OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP(1)     COMMON STOCK(2)
--------------------------------------------------------  -----------------------     ---------------
Charles M. Fernandez....................................         1,626,767(3)               14.5%
  100 S.E. Second Street
  36th Floor
  Miami, FL 33131
Arthur M. Goldberg......................................           925,000(4)                8.2%
  380 Middlesex Avenue
  Carteret, NJ 07008
Dr. Phillip Frost.......................................         1,458,333(5)               12.7%
  4400 Biscayne Boulevard
  Miami, FL 33137
Michael C. Piercey......................................                 0                     0
  100 S.E. Second Street
  36th Floor
  Miami, FL 33131
Richard B. Frost........................................           306,000                   2.7%
  7700 W. Camino Real
  Boca Raton, FL 33433
Mark J. Hanna...........................................           307,000                   2.7%
  7700 W. Camino Real
  Boca Raton, FL 33433
Sailfish Investments, LLC...............................           925,000(4)                8.2%
  380 Midlesex Avenue
  Carteret, NJ 07008
Frost Nevada Limited Partnership........................         1,458,333(5)               12.7%
  3500 Lakeside Court
  Suite 200
  Reno, NV 89509
Douglas Miller..........................................         1,616,666                  14.4%
  303 Egret Lane
  Fort Lauderdale, FL 33327
Barry Goldstein.........................................         1,626,667(6)               14.5%
  1900 N.E. 211th Street
  North Miami Beach, FL 33179

                    NAME AND ADDRESS                       AMOUNT AND NATURE OF         PERCENT OF
                  OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP(1)     COMMON STOCK(2)
--------------------------------------------------------         ---------                 ----
Susan Tarbe.............................................                 0                     0
  100 S.E. Second Street
  36th Floor
  Miami, FL 33131
Thomas Zotos............................................           258,125                   2.3%
  7641 Burnet Avenue
  Van Nuys, CA 91405
All directors and executive officers as a group (7
  persons)..............................................         4,623,100                  40.4%

---------------

  * Less than one percent

(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial owner" of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2) Assumes no exercise of the Underwriter Purchaser Options issued to affiliates of First Equity Corporation, the Company's underwriter of its public offering which closed in May 1995 or their Series A Warrants sold in the May 1995 public offering.
(3) Includes 10,000 shares of Common Stock held by the wife of Mr. Fernandez.
(4) All of the shares of Common Stock owned beneficially by Arthur M. Goldberg are owned of record by Sailfish Investments, LLC. The members of Sailfish Investments, LLC are Mr. Goldberg and the Arthur M. Goldberg Lifetime Trust.
(5) All of the shares of Common Stock owned beneficially by Dr. Phillip Frost are owned of record by Frost Nevada Limited Partnership. Such number of shares includes 250,000 shares of Common Stock underlying options granted which are currently exercisable.
(6) Includes 10,000 shares of Common Stock held by Barry Goldstein's wife and two daughters.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has contracted with a company owned in equal interests by Douglas Miller and Barry Goldstein, each of whom own more than 5% of the Company's Common Stock, to perform certain managerial and administrative services on behalf of the Company. The Company reimburses such company for the actual cost of expenses incurred by it in the direct performance of such services. For the period ended June 30, 1996, total expenses incurred by the Company for these services totaled $407,700. In addition, the Company provides management services for four facilities owned by such company in return for a management fee which is based on the Company's estimated cost of providing such services. For the period ended June 30, 1996, management fees charged by Continucare to such company were $324,700. As of June 30, 1996, the net amount payable by the Company to such company under these arrangements was $83,000.

     The Company intends to enter into consulting agreements with a company controlled by Douglas Miller, and a company controlled by Barry Goldstein (collectively, the "Consulting Agreements"). Messrs. Miller and Goldstein served as executive officers of Continucare Corporation prior to the Merger. Each of the Consulting Agreements, which will be effective as of the date of the Merger, is expected to contain the following terms: (i) three year term, (ii) annual payments, payable semi-monthly, of approximately $325,000, (iii) ability of the Company to terminate the agreement without "cause" (as defined) with 30 days' written notice, provided that the consultant will receive a termination payment equal to the amount otherwise payable under the Consulting Agreement through the end of the term over the period of the remaining term of the agreement, and (iv) ability of the Company to terminate the agreement for "cause" at any time with no payment due to the consultant.

     The Company is obligated to Charles M. Fernandez for a note payable in the amount of $599,750 (the "Fernandez Note"). The Fernandez Note, which is collateralized by substantially all of the Company's assets, bears interest at 10% per annum and is due, in full, on February 12, 1998. Interest is due semiannually commencing on August 12, 1996. Accrued interest and interest expense related to this note was $21,662 as of and for the fiscal year ended June 30, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

EXHIBIT
NUMBER                                           DESCRIPTION
------       -----------------------------------------------------------------------------------
  1.1     -- Underwriting Agreement dated May 18, 1995 between the Company and First Equity
             Corporation of Florida. (3) (Exhibit 1)
  1.2     -- Series A Warrant Agreement. (3) (Exhibit 2)
  3.1     -- Restated Articles of Incorporation of Company, as amended. (1) (Exhibit 3.1)
  3.2     -- Restated Bylaws of Company. (1) (Exhibit 3.2)
  4.1     -- Form of certificate evidencing shares of Common Stock. (1) (Exhibit 4.1)
  4.2     -- Form of Series A Warrant. (1) (Exhibit 4.2)
  4.3     -- Unit Purchase Option Certificate dated May 18, 1995. (3) (Exhibit 3)
  5.1     -- Opinion of Berman Wolfe & Rennert, P.A. (2) (Exhibit 5.1)
 10.1     -- Employment Agreement dated as of July 21, 1994 by and between Company and Thomas
             Zotos. (1) (Exhibit 10.1)
 10.2     -- Employment Agreement dated as of July 21, 1994 by and between Company and Robert A.
             Stein. (1) (Exhibit 10.2)
 10.3     -- Purchase Agreement dated February 9, 1994 by and between Company and Frost Nevada
             Limited Partnership. (1) (Exhibit 10.6)
 10.4     -- Promissory Note dated February 9, 1994, in the principal amount of $500,000 issued by Company to Frost Nevada Limited Partnership. (1) (Exhibit 10.7)
 10.5     -- Warrant dated February 9, 1994 to purchase 500,000 shares of Company issued to
             Frost Nevada Limited Partnership. (1) (Exhibit 10.8)
 10.6     -- Memorandum and Registration Rights Agreement dated February 9, 1994 regarding issuance of 325,000 shares of Company Common Stock to Eric Stein. (1) (Exhibit
             10.9)
 10.7     -- Memorandum and Registration Rights Agreement dated February 9, 1994 regarding issuance of 520,000 shares of Company Common Stock to Richard B. Frost. (1)
             (Exhibit 10.10)
 10.8     -- Memorandum and Registration Rights Agreement dated February 9, 1994 regarding issuance of 505,000 shares of Company Common Stock to Mark J. Hanna. (1) (Exhibit
             10.11)
 10.9     -- Stock Restriction Agreements dated May 18, 1995 by and between the Company and each of Steven Adelman, Richard B. Frost, Frost Nevada Limited Partnership, Mark J.
             Hanna, Mark Politi, Jacqueline Simkin, Todd Slayton, Ronald Stein and Susan Stein,
             Robert Stein and Thomas Zotos. (3) (Exhibit 4)
 10.10    -- Employment Agreement dated October 31, 1994 by and between Company and Todd
             Slayton. (1) (Exhibit 10.13)
 10.11    -- Exchange Agreement dated December 30, 1994 by and between Company and Frost Nevada
             Limited Partnership. (1) (Exhibit 10.14)
 10.12    -- Promissory Note dated December 30, 1994 in the principal amount of $400,000 issued by the Company to Frost Nevada Limited Partnership. (1) (Exhibit 10.15)
 10.13    -- Subscription Agreement dated December 7, 1994 by and between Company and Jacqueline
             Simkin. (1) (Exhibit 10.16)
 10.14    -- Registration Rights Agreement dated December 7, 1994 by and between Company and
             Jacqueline Simkin. (1) (Exhibit 10.17)
 10.15    -- Agreement dated January 4, 1995 by and between Signs and Glassworks and Company.
             (1) (Exhibit 10.18)
 10.16    -- Commercial Lease dated August 20, 1993 by and between City Art and Company. (2)
             (Exhibit 10.19)

EXHIBIT
NUMBER                                           DESCRIPTION
------       -----------------------------------------------------------------------------------
 10.17    -- License Agreement dated February 18, 1994 by and between DC Comics and Company. (2)
             (Exhibit 10.20)
 10.18    -- License Agreement dated December 2, 1993 by and between Warner Bros. and Company.
             (2) (Exhibit 10.21)
 10.19    -- License Agreement dated October 1, 1994 by and between Viacom Consumer Products and
             Company. (2) (Exhibit 10.22)
 10.20    -- License Agreement dated July 8, 1994 by and between Lucasfilm Ltd. and Company. (2)
             (Exhibit 10.23)
 10.21    -- License Agreement dated March 1, 1993 by and between Paramount Licensing Group and
             Company. (2) (Exhibit 10.24)
 10.22    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Eric Stein. (2) (Exhibit
             10.25)
 10.23    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Richard B. Frost. (2) (Exhibit
             10.26)
 10.24    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Mark J. Hanna. (2) (Exhibit
             10.27)
 10.25    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Frost Nevada Limited
             Partnership. (2) (Exhibit 10.28)
 10.26    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated December 7, 1994 between Company and Jacqueline Simkin. (2)
             (Exhibit 10.29)
 10.27    -- 1995 Stock Option Plan. (4) (Exhibit 10.30)
 10.28    -- Amendment to Employment Agreement between the Company and Tom Zotos dated as of
             September 11, 1996. (5)
 10.29    -- Amendment to Employment Agreement between the Company and Robert A. Stein dated as of September 11, 1996. (5)
 10.30    -- Amendment to Employment Agreement between the Company and Todd Slayton dated as of
             September 11, 1996. (5)
 10.31    -- Employment Agreement between the Company and Charles M. Fernandez dated as of
             September 11, 1996. (6) (Exhibit 10.36)
 10.32    -- Employment Agreement between the Company and Susan Tarbe dated as of September 23,
             1996.
 10.33    -- Agreement and Plan of Merger by and among Continucare Corporation, Zanart
             Entertainment Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996. (5)
             (Exhibit 2)
 21       -- Subsidiaries of the Company. (6) (Exhibit 21)
 99.1     -- Continucare's Audited Consolidated financial statements for the period February 12,
             1996 (inception) to June 30, 1996.

     Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

          (2) Amendment No. 1 to Registration Statement on Form SB-2, Securities Act File No. 33-88580, filed with the Commission on March 21, 1995.

          (3) Current Report on Form 8-K, dated May 18, 1995.

          (4) Form 10-KSB filed with the Commission on September 29, 1995.

          (5) Current Report Form 8-K dated August 9, 1996.

          (6) Form 10-KSB filed with the Commission on September 30, 1996.

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONTINUCARE CORPORATION

                                          By:   /s/  CHARLES M. FERNANDEZ
                                            ------------------------------------
                                                   Charles M. Fernandez,
                                             Chairman, Chief Executive Officer
                                                        and President

Date: October 17, 1996

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                             TITLE                        DATE
-----------------------------------     ----------------------------        ----------------
    /s/  CHARLES M. FERNANDEZ           Chairman, Chief Executive           October 17, 1996
-----------------------------------       Officer and President
       Charles M. Fernandez               (Principal Executive Officer)

       /s/  PHILLIP FROST, M.D.         Vice-Chairman                       October 17, 1996
-----------------------------------
          Phillip Frost, M.D.

          /s/  SUSAN TARBE              Executive Vice President and        October 17, 1996
-----------------------------------       General Counsel
             Susan Tarbe

         /s/  MARIA T. SOSA             Chief Accounting Officer            October 17, 1996
-----------------------------------       (Principal Accounting Officer)
           Maria T. Sosa

     /s/  ARTHUR M. GOLDBERG            Director                            October 17, 1996
-----------------------------------
        Arthur M. Goldberg

         /s/  RICHARD FROST             Director                            October 17, 1996
-----------------------------------
            Richard Frost

           /s/  MARK HANNA              Director                            October 17, 1996
-----------------------------------
             Mark Hanna

     /s/  MICHAEL PIERCEY, M.D.         Director                            October 17, 1996
-----------------------------------
        Michael Piercey, M.D.