Form 10KSB/A
period 1996-06-30
CONTINUCARE CORP
filed 1996-10-31
CIK 803352

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 2

  (MARK ONE)
      [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                FOR THE FISCAL YEAR ENDED JUNE 30, 1996
     [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM --------------- TO
                ---------------

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

     This Amendment No. 2 to Form 10-KSB is being submitted solely to file Continucare Corporation's financial data schedule with the Commission as Exhibit 27.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CONTINUCARE CORPORATION
                                 FORM 10-KSB/A
                                AMENDMENT NO. 2
                        FISCAL YEAR ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
Item 13.   Exhibits and Reports on Form 8-K.............................................
SIGNATURE...............................................................................

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
 10.17    -- License Agreement dated February 18, 1994 by and between DC Comics and Company. (2)
             (Exhibit 10.20)
 10.18    -- License Agreement dated December 2, 1993 by and between Warner Bros. and Company.
             (2) (Exhibit 10.21)
 10.19    -- License Agreement dated October 1, 1994 by and between Viacom Consumer Products and
             Company. (2) (Exhibit 10.22)
 10.20    -- License Agreement dated July 8, 1994 by and between Lucasfilm Ltd. and Company. (2)
             (Exhibit 10.23)
 10.21    -- License Agreement dated March 1, 1993 by and between Paramount Licensing Group and
             Company. (2) (Exhibit 10.24)
 10.22    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Eric Stein. (2) (Exhibit
             10.25)
 10.23    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Richard B. Frost. (2) (Exhibit
             10.26)
 10.24    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Mark J. Hanna. (2) (Exhibit
             10.27)
 10.25    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated February 9, 1994 between Company and Frost Nevada Limited
             Partnership. (2) (Exhibit 10.28)
 10.26    -- Memorandum regarding waiver of registration rights pursuant to Registration Rights
             Agreement dated December 7, 1994 between Company and Jacqueline Simkin. (2)
             (Exhibit 10.29)
 10.27    -- 1995 Stock Option Plan. (4) (Exhibit 10.30)
 10.28    -- Amendment to Employment Agreement between the Company and Tom Zotos dated as of
             September 11, 1996. (5)
 10.29    -- Amendment to Employment Agreement between the Company and Robert A. Stein dated as of September 11, 1996. (5)
 10.30    -- Amendment to Employment Agreement between the Company and Todd Slayton dated as of
             September 11, 1996. (5)
 10.31    -- Employment Agreement between the Company and Charles M. Fernandez dated as of
             September 11, 1996. (6) (Exhibit 10.36)
 10.32    -- Employment Agreement between the Company and Susan Tarbe dated as of September 23,
             1996.(7)
 10.33    -- Agreement and Plan of Merger by and among Continucare Corporation, Zanart
             Entertainment Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996. (5)
             (Exhibit 2)
 21       -- Subsidiaries of the Company. (6) (Exhibit 21)
 27       -- Financial Data Schedule
 99.1     -- Continucare's Audited Consolidated financial statements for the period February 12,
             1996 (inception) to June 30, 1996.(7)

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

          (7) Form 10-KSB filed with the Commission on October 21, 1996.

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

Date: October 31, 1996