Form 10QSB
period 1996-09-30
CONTINUCARE CORP
filed 1996-11-14
CIK 803352

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1996

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


                 Commission File Number 0-21910


                     CONTINUCARE CORPORATION
     (Exact name of registrant as specified in its charter)


            Florida                            59-2716063
(State or other jurisdiction of incorporation(I.R.S. Employer
       or organization)                    Identification No.)


                   100 Southeast Second Street
                           36th Floor
                      Miami, Florida  33131
            (Address of principal executive offices)
                           (Zip Code)


                         (305) 350-7515
      (Registrant's telephone number, including area code)


                Zanart Entertainment Incorporated
                       7641 Burnet Avenue
                    Van Nuys, California 91405
(Former name, former address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No
At November 11, 1996, the Registrant had 11,202,983 shares of $0.0001 par value common stock outstanding.

                       Page 1 of  __ pages



<PAGE BREAK>
                     CONTINUCARE CORPORATION

                              INDEX

                                                               Page

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Balance Sheet as of September 30, 1996 (Unaudited) and
June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . .

Consolidated Statement of Income for the Quarter Ended September
30, 1996 (Unaudited). . . . . . . . . . . . . . . . . . . . . .

Consolidated Statement of Cash Flow for the Three Months Ended
September 30, 1996 (Unaudited). . . . . . . . . . . . . . . . .

Notes to Consolidated Financial Statements. . . . . . . . . . .

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . .


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . .

SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . . .




<PAGE BREAK>


                 PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS


                     Continucare Corporation
                   Consolidated Balance Sheet


                                                 September 30,
                                                       1996
                                                    (Unaudited)

          Assets
Current assets
  Cash and cash equivalents                         $9,326,633
  Accounts receivable, net of allowance
  for doubtful accounts of $372,903 and
  $146,692, respectively                             3,147,757
  Prepaid expenses and other current assets             77,871
    Total current assets                            12,552,261
Property and equipment, net                            256,555
Intangible assets, net                                  46,186
Net assets held for sale                               500,000
Other assets, net                                       63,645
    Total assets                                   $13,418,647

    Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                   $322,081
  Accrued expenses                                    791,694
  Accrued interest payable                              6,422
  Unearned revenue                                     51,301
  Income and other taxes payable                      787,681
    Total current liabilities                       1,959,179
Notes payable                                         599,000
   Total liabilities                                2,558,179
Minority interest                                     111,732
Commitments and contingencies
Shareholders' equity
  Common stock; $.0001 par value; 100,000,000 shares
   authorized, 11,202,983 issued and outstanding        1,120
  Additional paid-in capital                        9,833,499
  Retained earnings                                   914,117
  Total shareholders' equity                       10,748,736
Total liabilities and shareholders' equity        $13,418,647

    Assets                                         June 30, 1996

Current assets
  Cash and cash equivalents                        $  819,066
  Accounts receivable, net of allowance
  for doubtful accounts of $312,283 and $146,692,
  respectively                                       1,967,978
  Prepaid expenses and other current assets                800
    Total current assets                             2,787,844
Property and equipment, net                              4,806
Intangible assets, net                                   1,499
Net assets held for sale
Other assets, net                                       70,747
    Total assets                                    $2,864,896



Current liabilities
  Accounts payable                                   $270,374
  Accrued expenses                                     44,210
  Accrued interest payable                             23,161
  Unearned revenue                                     18,301
  Income and other taxes payable                      412,686
    Total current liabilities                         768,732
Notes payable                                         655,000
   Total liabilities                                1,423,732
Minority interest                                      32,686
Commitments and contingencies
Shareholders' equity
  Common stock; $.0001 par value; 100,000,000 shares
   authorized, 11,202,983 issued and outstanding          100
  Additional paid-in capital                          763,769
  Retained earnings                                   644,609
   Total shareholders' equity                       1,408,478
Total liabilities and shareholders' equity         $2,864,896


The accompanying notes are an integral part of these consolidated financial statements.




<PAGE BREAK>


                     Continucare Corporation
                Consolidated Statement of Income



                                                 For the
                                              Quarter Ended
                                           September 30, 1996
                                                (Unaudited)

Revenues                                           $2,923,446

Expenses
  Payroll and employee benefits                     1,367,910
  Provision for bad debt                              226,211
  Professional fees                                   189,740
  General and administrative                           44,555
  Depreciation and amortization                         7,160
 Total expenses                                     1,835,576

Income from operations                              1,087,870

Other income (expenses)
  Interest income                                     17,152
  Minority interest                                  (79,047)
  Other expenses                                     (61,895)
Income before taxes                                 1,025,975
Provision for income taxes                            381,717
Net income                                          $ 644,258

Earnings per common share and common equivalent share   $0.09

Earnings per common share and common equivalent share
 assuming full dilution                                 $0.09


The accompanying notes are an integral part of these consolidated financial statements.




<PAGE BREAK>


                     Continucare Corporation
               Consolidated Statement of Cash Flow

                                            Three Months Ended
                                            September 30, 1996
                                                (Unaudited)

Cash flows from operating activities
  Net income                                       $ 644,258
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      7,160
    Bad debt expense                                 226,211
    Income applicable to minority interest            79,047
    Changes in assets and liabilities, excluding
    the effect of acquisitions:
      (Increase) in accounts receivable           (1,405,990)
      (Increase) in prepaid expenses and other
       current assets                                (77,072)
      (Increase) in intangible assets                (45,329)
      Decrease in other assets                         7,102
      Increase in accounts payable and accrued
      expenses                                       743,191
      (Decrease) in accrued interest payable         (16,739)
      Increase in unearned revenue                    33,000
      Increase in income and other taxes payable     374,995
      Net cash provided by operating activities      569,834

Cash flows from investing activities
  Property and equipment additions                   258,267
  Net cash used by investing activities             (258,267)

Cash flows from financing activities
  Beechwood Repurchase                              (375,000)
  Proceeds from Private Placement                  6,600,000
  Costs incurred associated with Private
  Placement & Merger                                (225,000)
  Cash received from pre-Merger Zanart             2,196,000
  Net cash provided by financing activities        8,196,000
  Net increase in cash and cash equivalents        8,507,567
  Cash and cash equivalents at beginning of period   819,066
  Cash and cash equivalents at end of period     $ 9,326,633


The accompanying notes are an integral part of these consolidated financial statements.




<PAGE BREAK>

                     CONTINUCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996
                           (unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying interim consolidated financial data for Continucare Corporation ("Continucare" or the "Company") are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for the interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the period from February 12, 1996 (inception) to June 30, 1996 as set forth in the Company's Form 10-KSB/A.

NOTE 2 - MERGER

On August 9, 1996, the Company signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Zanart Subsidiary, Inc. ("ZSI"), a wholly-owned subsidiary of the Company, and Continucare Acquisition Corp. (formerly known as Continucare Corporation), a Florida corporation ("CAC"). The Merger Agreement provided for the merger (the "Merger") of ZSI with and into CAC. Upon the consummation of the Merger, which occurred on September 11, 1996 (the "Closing Date"), the separate existence of ZSI terminated, CAC became a wholly-owned subsidiary of the Company, the Company agreed to sell or otherwise dispose of its assets (other than cash) and discharge all liabilities relating to its existing licensing business prior to December 11, 1996 and the Company's Board of Directors and management became comprised of designees of CAC. On October 8, 1996, the Company changed its corporate name to Continucare Corporation. Prior to the Merger, CAC was a development stage company established for the purpose of managing mental and physical rehabilitation health care programs.

NOTE 3 - INTANGIBLE ASSETS

As a result of the Merger and the listing of shares of the Company's common stock, $.0001 par value (the "Common Stock"), issued to the former shareholders of pre-merger Continucare Corporation on the American Stock Exchange, the Company incurred certain costs which were capitalized as organization costs. These are being amortized using the straight line method over ten years.

NOTE 4 - EARNINGS PER SHARE

The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data.

Earnings per share and the weighted average number of shares outstanding used in the computation are summarized elsewhere herein.

NOTE 5 - NET ASSETS HELD FOR SALE

Pursuant to the Merger, the operations of the licensing business of pre-merger Zanart Entertainment, Inc. ("Zanart") are in the process of being terminated. As a result, the estimated net assets of Zanart's operations, other than cash, are reflected as Assets Held for Sale in the accompanying consolidated balance sheet.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company entered into new employment agreements with two of its executive officers which became effective in September 1996. The agreements are for terms of three years (with one agreement providing for one additional year term for each year of service by such executive). The agreements also provide for payment of bonuses and one agreement provides for a one-time grant of stock options to purchase 100,000 shares of Common Stock at $5.00 per share, vesting at a rate of 20% per year.

As provided for in the management contracts with the Company's providers, the Company maintains annual claims made policies for general and professional liability insurance jointly with each of the providers. Coverage under the policies are $1,000,000 per incident and $3,000,000 aggregate. It is the Company's intention to renew such coverage on an on-going basis.

NOTE 7 - RECENT DEVELOPMENTS

On August 26, 1996, the Company entered into a letter of intent to purchase a certain comprehensive outpatient rehabilitation facility (the CORF"). The purchase agreement was consummated on November 12, 1996. Under the terms of the letter of intent, the Company provided management services to the CORF for a fee of $30,000 per month from the date of the letter of intent until the Closing Date (as defined in the related purchase agreement). This fee is included as revenue in the accompanying unaudited consolidated financial statements.

NOTE 8 - SUBSEQUENT EVENTS

On October 1, 1996, the Company began managing a partial hospitalization and an inpatient program under its agreement with an ORNDA Healthcorp. subsidiary. The management fees for each of the two new programs are expected to be approximately $32,500 per month and are based on the actual costs of the program and a markup percentage to cover the Company's overhead.

The Company has entered into consulting agreements with a company controlled by Mr. Douglas Miller and a company controlled by Mr. Barry Goldstein (collectively, the "Consulting Agreements"). Messrs. Miller and Goldstein served as executive officers of CAC prior to the Merger. Each of the Consulting Agreements, which are effective as of the date of the Merger, contain the following terms: (i) three year term, (ii) annual payments, payable semi-monthly, of approximately $325,000, (iii) ability of the Company to terminate the agreement without "cause" (as defined) with 30 days' notice, provided that the consultant will receive a termination payment equal to the amount otherwise payable under the Consulting Agreement through the end of the term over the period of the remaining term of the agreement, and (iv) ability of the Company to terminate the agreement for "cause" at any time with no payment due to the consultant.




<PAGE BREAK>

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Pre-Merger Continucare was incorporated on February 12, 1996, in the State of Florida. Continucare develops and manages mental and physical rehabilitation health care programs that offer a continuum of mental and physical rehabilitation health services ranging from partial hospitalization care to day treatment and outpatient services. Continucare offers a comprehensive mental health care product line by providing the following types of services to general acute care and psychiatric hospitals, community mental health centers and CORFs: clinical development, marketing, financial management, operational oversight, human resources support, quality assurance and outcome measurement.

On August 9, 1996, the Company signed the Merger Agreement with ZSI, and CAC (formerly known as Continucare Corporation). The Merger Agreement provided for the Merger of ZSI with and into CAC. Upon the consummation of the Merger on the Closing Date, the separate existence of ZSI terminated, CAC became a wholly-owned subsidiary of the Company, the Company agreed to sell or otherwise dispose of its assets (other than cash) and discharge all liabilities relating to its existing licensing business prior to December 11, 1996 and the Company's Board of Directors and management became comprised of designees of CAC. On October 8, 1996, the Company changed its corporate name to Continucare Corporation.

As previously noted, pre-Merger Continucare commenced operations on February 12, 1996. Accordingly, no comparative data is available for the three month period ending September 30, 1995. Further, management does not believe that its results for the quarter ended September 30, 1996 are indicative of the Company's future performance. Accordingly, the Company has limited its discussions with respect to this area.

Revenues

Total revenues were approximately $2,923,000 for the quarter ended September 30, 1996. Revenues from the employee leasing operations and the billing service, for which certain assets, contracts and liabilities were acquired effective May 1, 1996, are included in the revenues of the entire current period. In addition, the current period includes the opening of two hospital based programs for which the management fees are based on the actual costs incurred in the management of the programs as well as a markup to cover overhead and, on August 26, 1996, the Company entered into a letter of intent to purchase a CORF. The purchase agreement was consummated on November 12, 1996. Under the terms of the letter of intent, the Company provided management services to the CORF for a fee of $30,000 per month from the date of the letter of intent until the Closing Date (as defined in the related purchase agreement). Fees earned under this arrangement account for approximately 1% of total revenues for the quarter ended September 30, 1996.

Expenses

Payroll and employee benefits were approximately $1,368,000 for the three month period ended September 30, 1996, 46.8% of total revenues. Of total consolidated payroll and employee benefits, approximately $972,000 or 71.0% was payroll and benefits paid to employees of the employee leasing operation.

Continucare's provision for bad debt for the quarter ended
September 30, 1996 was approximately $226,000, or 7.7% of total revenues.

Professional fees were approximately to $190,000 in the current quarter. Total professional fees for the quarter ended September
30, 1996 include $105,000 under a subcontract agreement with a third-party.

General and administrative expenses (SG&A") were approximately $45,000 for the quarter ended September 30, 1996. As a percentage of total revenues, SG&A was approximately 1.5%. For the quarter ended September 30, 1996, SG&A was comprised of expenses such as rent, utilities and supplies.

Interest

Net interest income for the quarter ended September 30, 1996 was approximately $17,000 and is primarily attributable to interest earned on the $6,600,000 raised by the Company as a result of the Private Placement that took place in August 1996.

Minority Interest

Minority interest, which was approximately $79,000 for the quarter ended September 30, 1996, represents a 25% interest held by a third party in the net income of a subsidiary of Continucare.

Provision for Income Taxes

The provision for income taxes was $382,000 as a result of income before taxes for the quarter ended September 30, 1996 of approximately $1,026,000. The provision for income taxes was calculated at a rate of approximately 37% which equals the statutory federal income tax rate.

Net Income

Continucare had net income of approximately $644,000 for the quarter ended September 30, 1996. As a percentage of total revenues, net income was 22% of total revenues for the quarter ended September 30, 1996.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles (GAAP"), but rather to provide additional information related to the ability of Continucare to meet current trade obligations and debt service requirements. EBITDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

EBITDA was approximately $1,016,000 for the quarter ended September
30, 1996.

Liquidity and Capital Resources

During the quarter ended September 30, 1996, the Company financed its operations from operating cash flow. For the three month period then ended, the Company's operating cash flow was approximately $570,000.

The Company's working capital was approximately $10,593,000, with a current ratio of 6.4 to 1, at September 30, 1996. The Company's working capital and current ratio at June 30, 1996 were $2,019,000 and 3.6 to 1, respectively. The improvement in working capital and the current ratio are due to cash generated by the Company from the Private Placement of 3,300,000 shares at $2.00 per share in August 1996, and the cash received from pre-Merger Zanart is a result of the Merger in September 1996, and current assets generated from operations.

The Company anticipates that the funds raised through the Private Placement and the cash received from pre-Merger Zanart as a result of the Merger, together with cash flow generated by operations, will be used to make strategic acquisitions in order to grow its operations and pursue its business strategy. Based upon current expectations, the Company believes that cash flow from operations will be sufficient to meet its working capital requirements through the end of the current fiscal year, although there can be no assurance that it will be able to do so.



<PAGE BREAK>
                   PART II - OTHER INFORMATION

Item 2.   Changes in Securities
     (a)  None.
     (b)  None.
     (c)  Recent Sales of Unregistered Securities.
     Prior to the Merger, CAC effectuated the private sale of an aggregate of 3,300,000 shares (the "Shares") of its common stock which was completed on August 29, 1996 (the "Private Offering"). Such shares were issued in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The aggregate dollar amount raised from the Private Offering was $6,600,000. No commissions or discounts were given in connection with the Private Offering. Such Shares were converted on a one for one basis into Company Common Stock on September 11, 1996, the date of the consummation of the Merger.

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits.
          11   Statement re:  computation of per share earnings
          27   Financial Data Schedule
     (b)  Reports on Form 8-K:
     The Company filed two Form 8-Ks dated August 9, 1996 and September 11, 1996, respectively, during the Company's first quarter of fiscal 1997. The report dated August 9, 1996 reported under Item 5 of Form 8-K the execution of that certain Agreement and Plan of Merger (the "Merger Agreement") by and among CAC, the Company and ZSI. The report dated September 11, 1996 reported under Item 2 of Form 8-K the closing of the Merger Agreement.



<PAGE BREAK>
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CONTINUCARE CORPORATION



Dated:  November 14, 1996        By:  /s/ CHARLES M. FERNANDEZ
                                   Charles M. Fernandez, Chairman,
                                   Chief Executive Officer and
                                   President


Dated:  November 14, 1996        By:  /s/ MARIA T. SOSA
                                   Maria T. Sosa, Principal
                                   Accounting Officer


<PAGE BREAK>
                                                    Exhibit 11


                     Continucare Corporation
            Computation of Earnings Per Common Share
                           (unaudited)


                                                  September 30,
                                                        1996

Net income                                          $  644,258

Primary Earnings Per Share

Number of shares:
Weighted average common shares outstanding           7,094,321

Add:  Net additional shares issuable (1)                 4,800

Weighted average shares used in the per share
 computation                                         7,099,121

Earnings per common and common equivalent share         $ 0.09

Fully Diluted Earnings Per Share

Number of shares:
Weighted average common shares outstanding            7,094,321

Add:  Net additional shares issuable (1)                440,000


Weighted average shares used in the per share
 computation                                          7,534,321

Earnings per common and common equivalent share          $ 0.09

(1) Assumes exercise of outstanding common stock equivalents
(options and warrants) at the beginning of the period.