Form 10QSB
period 1996-12-31
CONTINUCARE CORP
filed 1997-02-14
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1996

                                       OR

         [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number:0-21910

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

         At February 5, 1997, the Registrant had 12,148,993 shares of $0.0001 par value common stock outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,         JUNE 30,
                                                                       1996                1996
                                                                    ==============================
                                                                    (UNAUDITED)
                          ASSETS

Current assets
     Cash and cash equivalents                                      $13,323,009        $   819,066
     Accounts receivable, net of allowance for doubtful
     accounts of $616,032 and $146,692, respectively                  4,832,299          1,967,978
      Note receivable                                                   152,000
     Prepaid expenses and other current assets                           17,260                800
                                                                    ------------------------------
          Total current assets                                       18,324,568          2,787,844
Property and equipment, net                                             603,895              4,806
Intangible assets, net                                                  217,420              1,499
Other assets, net                                                        69,717             70,747
                                                                    ------------------------------
     Total assets                                                   $19,215,600        $ 2,864,896
                                                                    ==============================

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                               $    99,910        $   270,374
     Accrued expenses                                                   694,294             44,210
     Accrued interest payable                                            31,073             23,161
     Unearned revenue                                                    84,301             18,301
     Current portion of capital lease obligation                         20,491
     Income and other taxes payable                                   1,152,117            412,686
                                                                    ------------------------------
          Total current liabilities                                   2,082,186            768,732
Notes payable                                                           641,500            655,000
Obligation under capital lease                                          225,606
                                                                    ------------------------------
          Total liabilities                                           2,949,292          1,423,732
                                                                    ------------------------------
Minority interest                                                                           32,686
                                                                    ------------------------------
Commitments and contingencies
Shareholders' equity
     Common stock; $0.0001 par value; 100,000,000 shares
     authorized, 12,144,993 issued and outstanding                        1,214                100
     Additional paid-in capital                                      14,811,854            763,769
     Retained earnings                                                1,453,240            644,609
                                                                    ------------------------------
          Total shareholders' equity                                 16,266,308          1,408,478
                                                                    ------------------------------
     Total liabilities and shareholders' equity                     $19,215,600        $ 2,864,896
                                                                    ==============================



The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                         FOR THE THREE MONTHS
                                                        ENDED DECEMBER 31, 1996
                                                        =======================
                                                               (UNAUDITED)
Revenues                                                      $ 3,083,528

Expenses
    Payroll and employee benefits                               1,391,548
    Provision for bad debt                                        243,129
    Professional fees                                             277,711
    General and administrative                                    187,501
    Depreciation and amortization                                  33,310
                                                              -----------
Total expenses                                                  2,133,199
                                                              -----------

Income from operations                                            950,329
                                                              -----------

Other income (expenses)
    Interest income                                                48,218
    Minority interest                                             (83,186)
    Loss on purchase of minority interest                          (9,081)
                                                              -----------
Other expenses                                                    (44,049)

Income before taxes                                               906,280
Provision for income taxes                                        367,157
                                                              -----------
Net income                                                    $   539,123
                                                              ===========


Earnings per common share and common equivalent share         $      0.04
                                                              ===========


Earnings per common share and common equivalent share
assuming full dilution                                        $      0.04
                                                              ===========






The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                               FOR THE SIX MONTHS
                                                             ENDED DECEMBER 31, 1996
                                                             =======================
                                                                    (UNAUDITED)
Revenues                                                            $ 6,006,974

Expenses
    Payroll and employee benefits                                     2,759,458
    Provision for bad debt                                              469,340
    Professional fees                                                   467,451
    General and administrative                                          232,056
    Depreciation and amortization                                        40,470
                                                                    -----------
Total expenses                                                        3,968,775
                                                                    -----------

Income from operations                                                2,038,199
                                                                    -----------

Other income (expenses)
    Interest income                                                      65,370
    Minority interest                                                  (162,233)
    Loss on purchase of minority interest                                (9,081)
                                                                    -----------
Other expenses                                                         (105,944)

Income before taxes                                                   1,932,255
Provision for income taxes                                              748,874
                                                                    -----------
Net income                                                          $ 1,183,381
                                                                    ===========


Earnings per common share and common equivalent share               $      0.12
                                                                    ===========


Earnings per common share and common equivalent share
assuming full dilution                                              $      0.12
                                                                    ===========






The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW



                                                                           FOR THE SIX MONTHS
                                                                        ENDED DECEMBER 31, 1996
                                                                        -----------------------
                                                                              (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                               $  1,183,381
    Adjustments to reconcile net income to cash provided by
    operating activities:
         Depreciation and amortization                                             40,470
         Bad debt expense                                                         469,340
         Loss on purchase of minority interest                                      9,081
         Income applicable to minority interest                                   162,233
         Changes in assets and liabilities, excluding
         the effect of acquisitions:
                Increase in accounts receivable                                (3,333,661)
                Increase in prepaid expenses and other current assets            (168,460)
                Increase in intangible assets                                    (217,780)
                Decrease in other assets                                            1,030
                Increase in accounts payable and accrued expenses                 718,831
                Increase in accrued interest payable                                7,912
                Increase in unearned revenue                                       66,000
                Increase in income and other taxes payable                        739,431
                                                                             ------------
Net cash used in operating activities                                            (322,192)
                                                                             ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Property and equipment additions                                             (637,700)
                                                                             ------------
Net cash used in investing activities                                            (637,700)
                                                                             ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Beechwood Repurchase                                                         (375,000)
    Principal repayments under capital lease obligation                            (6,614)
    Proceeds received from Private Placement                                    6,600,000
    Proceeds from acceleration of Series A Warrants                             5,412,060
    Costs incurred associated with Private Placement & Merger                    (225,000)
    Proceeds from issuance of common stock                                      2,058,389
                                                                             ------------
Net cash provided by financing activities                                      13,463,835
                                                                             ------------

Net increase in cash and cash equivalents                                      12,503,943
Cash and cash equivalents at beginning of period                                  819,066
                                                                             ------------
Cash and cash equivalents at end of period                                   $ 13,323,009
                                                                             ============



The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996 AND JUNE 30, 1996
                                   (UNAUDITED)


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

The results of operations for the three months and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the period from February 12, 1996 (inception) to June 30, 1996 as set forth in the Company's Form 10-KSB/A.

NOTE 2 - MERGER

On August 9, 1996, the Company signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Zanart Subsidiary, Inc. ("ZSI"), a wholly-owned subsidiary of the Company, and Continucare Acquisition Corp. (formerly known as Continucare Corporation), a Florida corporation ("CAC"). The Merger Agreement provided for the merger (the "Merger") of ZSI with and into CAC. Upon consummation of the Merger, which occurred on September 11, 1996 (the "Closing Date"), the separate existence of ZSI terminated, CAC became a wholly-owned subsidiary of the Company, the Company agreed to sell or otherwise dispose of its assets (other than cash) and discharge all liabilities relating to its existing licensing business prior to December 11, 1996 and the Company's Board of Directors and management became comprised of designees of CAC. On October 8, 1996, the Company changed its corporate name to Continucare Corporation. Prior to the Merger, CAC was a development stage company established for the purpose of managing mental and physical rehabilitation health care programs.

NOTE 3 - NOTE RECEIVABLE

Pursuant to the Merger, the operations of the licensing business of pre-merger Zanart Entertainment, Inc. ("Zanart") terminated on December 11, 1996. In connection with the winddown of pre-Merger Zanart operations, in November 1996, certain assets and related liabilities of Zanart were sold to a third party for $250,000 of which $152,000 is evidenced by a note receivable and $98,000 by the assumption of liabilities. The note receivable is due in equal monthly installments over one year and is a component of current assets in the accompanying unaudited consolidated balance sheet as of December 31, 1996.

NOTE 4 - INTANGIBLE ASSETS

As a result of the Merger and the listing of shares of the Company's common stock, $.0001 par value (the "Common Stock"), issued to the former shareholders of pre-merger Continucare Corporation on the American Stock Exchange, the Company incurred certain costs which were capitalized as organization costs. These are being amortized using the straight line method over ten years.

NOTE 5 - LOSS ON PURCHASE OF MINORITY INTEREST

Effective December 31, 1996 (the "Effective Date"), the Company purchased the 25% interest (the "Minority Interest") in a subsidiary, Continucare Medical Care Network, Inc. ("CMCN") held by a third party owner. The Minority Interest was purchased in exchange for 40,000 shares of Continucare common stock, $.0001 par, having a market value of $204,000 on the Effective Date. As a result, the Minority Interest on Continucare's consolidated financial statements, approximately $195,000 as of the Effective Date, was eliminated and a loss on the purchase of minority interest of approximately $9,000 was recorded.

NOTE 6 - STOCK OPTION PLAN

In December 1996, the Company's shareholders approved the Company's Amended and Restated 1995 Stock Option Plan (the "Stock Option Plan") covering employees of the Company. The Stock Option Plan authorizes 1,200,000 shares for issuance upon the exercise of stock options. The Stock Option Plan authorizes (i) the granting of Incentive or Non-Qualified stock options to purchase Common Stock to employees of the Company determined to contribute significantly to the successful performance of the Company, (ii) the provision of loans for the purpose of financing the exercise of options and the amount of taxes payable in connection therewith, and (iii) the use of already owned Common Stock as payment of the exercise price for options granted under the Stock Option Plan.

Under the terms of the Stock Option Plan, the exercise price for options granted is required to be at least the fair market value of the Company's common stock on the date of grant.

NOTE 7 - EARNINGS PER SHARE

The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data.

Earnings per share and the weighted average number of shares outstanding used in the computation are summarized elsewhere herein.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into new employment contracts with two of its executive officers which became effective in September 1996. The agreements are for terms of three years (with one agreement providing for one additional year term for each year of service by such executive). The agreements also provide for payment of bonuses and one agreement provides for a one-time grant of stock options to purchase 100,000 shares of Common Stock at $5.00, vesting at a rate of 20% per year.

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

NOTE 9 - RECENT DEVELOPMENTS

On November 12, 1996, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to purchase certain assets of a Medicare certified comprehensive outpatient rehabilitation facility (the "CORF"). The CORF provides various physical rehabilitation services to patients in the South Florida area and bills the Medicare program for the cost of covered CORF services rendered to Medicare beneficiaries. Under the terms of the Asset Purchase Agreement, the Company assumed the Medicare Provider Number of the CORF in exchange for $85,000 (the "Purchase Price"). The Purchase Price consisted of cash at closing of $42,500 and a promissory note (the "Promissory Note") in the amount of $42,500. The Promissory Note, which bears interest at 10% per annum, provides for full payment of all principal and accrued interest on November 12, 1997. Interest expense and accrued interest for the quarter ended December 31, 1996 was $8,500.

Concurrent with the Asset Purchase Agreement for the CORF, the Company entered into an equipment lease agreement (the "Equipment Lease") with Aventura Comprehensive Rehabilitation Center, Inc. whereby the Company leases certain physical therapy and rehabilitation equipment, furniture, fixtures and other personal property located at the CORF. The Equipment Lease provides for monthly payments of $5,300. Payments under the Equipment Lease for the quarter ended December 31, 1996 were approximately $10,700.

On November 20, 1996, the Company, pursuant to the terms of that certain Series A Warrant Agreement, dated as of May 11, 1995 (the "Warrant Agreement"), between the Company and Fidelity Transfer Company (the prior Warrant Agent), accelerated the exercise period for each of the Company's issued and outstanding Series A Warrants (the "Warrants"). The exercise period was set to expire on December 20, 1996. As a result of the acceleration of the exercise period, approximately $5,400,000 was received by the Company during the quarter. The exercise of the Warrants is reflected in the equity section of the accompanying unaudited consolidated balance sheet as of December 31, 1996.

NOTE 10 - SUBSEQUENT EVENTS


On February 11, 1997, the Company entered into a management agreement with Bally Total Fitness whereby the Company will provide outpatient rehabilitation services at Bally Total Fitness centers. During the next three years, the Company expects to open outpatient rehabilitation centers at Bally facilities in Florida, Texas, Illinois and Ohio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pre-Merger Continucare was incorporated on February 12, 1996, in the State of Florida. Continucare develops and manages mental and physical rehabilitation health care programs that offer a continuum of mental and physical rehabilitation health services ranging from partial hospitalization care to day treatment and outpatient services. Continucare offers a comprehensive mental health care product line by providing the following types of services to general acute care and psychiatric hospitals, community mental health centers and comprehensive outpatient rehabilitative facilities: clinical development, marketing, financial management, operational oversight, human resources support, quality assurance and outcome management.

On August 9, 1996, the Company signed the Merger Agreement with ZSI and CAC (formerly known as Continucare Corporation). The Merger Agreement provided for the Merger of ZSI with and into CAC. Upon the consummation of the Merger on the Closing Date, the separate existence of ZSI terminated, CAC became a wholly-owned subsidiary of the Company, the Company agreed to sell or otherwise dispose of its assets (other than cash) and discharge all liabilities relating to it's existing licensing business prior to December 11, 1996 and the Company's Board of Directors and management became comprised of designees of CAC. On October 8, 1996, the Company changed its corporate name to Continucare Corporation.

As previously noted, pre-Merger Continucare commenced operations on February 12, 1996. Accordingly, no comparative data is available for the three and six months ended December 31, 1996. Further, management does not believe that its results for the three and six month periods ending December 31, 1996 are indicative of the Company's future performance. Accordingly, the Company has limited its discussions with respect to this area.

This Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements should specifically be considered in light of various factors identified in this Form 10-QSB, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Revenues

Total revenues were approximately $3,084,000 and $6,007,000 for the three and six months ended December 31, 1996, respectively. Revenues from the employee leasing operations and the billing service, for which certain assets, contracts and liabilities were acquired effective May 1, 1996, represent $813,000 and $1,907,000 of total revenues for the three and six month periods ended December 31, 1996, respectively. In addition, total revenues for the quarter ended December 31, 1996 includes approximately $173,000 related to the operation of a CORF acquired by the Company during the current quarter. Prior to acquiring the CORF, the Company had entered into a management agreement with the CORF under which the Company received a monthly management fee. Total revenues related to the CORF for the six months ended December 31, 1996 were approximately $207,000.

Expenses

Payroll and employee benefits were approximately $1,392,000 and $2,759,000 for the three and six months ended December 31, 1996, respectively, which represented 45.1% and 45.9% of total revenues, respectively. Of total consolidated payroll and employee benefits for the quarter ended December 31, 1996, approximately $666,000 or 47.8% was payroll and benefits paid to employees of the employee leasing operation. Payroll and benefits for employees of the employee leasing operation for the six months ended December 31, 1996 were $1,638,000 or 59.4% of total payroll and employee benefits for that period.

Continucare's provision for bad debt was approximately $243,000 and $469,000 for the three and six months ended December 31, 1996, respectively, which represented 7.9% and 7.8% of total revenues, respectively.

Professional fees were approximately $278,000 for the quarter ended December 31, 1996 and $467,000 for the six months ended December 31, 1996. Professional fees represented 9.0% and 7.8% of total revenues for the three and six months ended December 31, 1996, respectively. Total professional fees for the three and six months ended December 31, 1996 include $105,000 and $210,000, respectively, under a subcontract agreement with a third-party.

General and administrative expenses ("SG&A") were approximately $188,000 and $232,000 for the three and six months ended December 31, 1996, respectively. As a percentage of total revenues, SG&A was approximately 6.1% and 3.9% for the three and six months ended December 31, 1996, respectively, and was comprised of expenses such as rent, utilities and supplies.

Interest

Net interest income was approximately $48,000 and $65,000 for the three and six months ended December 31, 1996, respectively and is primarily attributable to interest earned on the $6,600,000 raised by the Company as a result of the Private Placement that took place in August 1996 and the $5,400,000 raised by the Company as a result of the acceleration of the exercise period of the Company's Series A Warrants which was announced on November 20, 1996 and expired on December 20, 1996.

Minority Interest

Minority interest was approximately $83,000 and $162,000 for the three and six months ended December 31, 1996, respectively, and represents a 25% interest held by a third party in the net income of a subsidiary of Continucare. Effective December 31, 1996, the Company purchased the 25% interest in a subsidiary, Continucare Medical Care Network, Inc. held by a third party owner. As a result, the Minority Interest on Continucare's consolidated financial statements as of December 31, 1996 of approximately $195,000 was eliminated and a loss on the purchase of minority interest of approximately $9,000 was recorded.

Provision for Income Taxes

The provision for income taxes was $367,000 and $749,000 for the three and six months ended December 31, 1996, respectively, as a result of income before taxes of approximately $906,000 for the three months ended December 31, 1996 and $1,932,000 for the six months ended December 31, 1996. The provision for income taxes was calculated at a rate of approximately 40% which estimates the blended statutory federal and state income tax rates.

Net Income

Continucare had net income of approximately $539,000 and $1,183,000 for the three and six months ended December 31, 1996, respectively. As a percentage of total revenues, net income was 17.5% for the three months ended December 31, 1996 and 19.7% of total revenues for the six months ended December 31, 1996.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of Continucare to meet current trade obligations and debt service requirements. EBITDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

EBITDA was approximately $900,000 and $1,916,000 for the three and six months ended December 31, 1996, respectively.

Liquidity and Capital Resources

For the six month period ended December 31, 1996, net cash used in operating activities was approximately $322,000 primarily as a result of the increase in accounts receivable of approximately $3,334,000 during the period. During this time, the Company had been in the process of obtaining Medicare certification for five of the programs it manages which would facilitate the collection of the related accounts receivable. The Company obtained such certification for four of the five programs in January 1997 and is actively pursuing the final certification. The Company anticipates that its receivables position will improve by the end of the current fiscal year as collections are enhanced by the certification discussed above. For the six month period ended December 31, 1996, net cash used in investing activities was approximately $638,000 and net cash provided by financing activities was approximately $13,464,000.

The Company's working capital was approximately $16,242,000, with a current ratio of 8.8 to 1, at December 31, 1996. The Company's working capital and current ratio at June 30, 1996 were $2,019,000 and 3.6 to 1, respectively.
The improvement in working capital and the current ratio are due to cash generated by the Company from the Private Placement of 3,300,000 shares at $2.00 per share in August 1996, the cash received from pre-Merger Zanart as a result of the Merger in September 1996, and the cash received from acceleration of the exercise period of the Series A Warrants.

The Company anticipates that the funds raised through the Private Placement, the cash received from pre-Merger Zanart as a result of the Merger, and the cash received from the acceleration of the exercise period of the Series A Warrants together with cash flow generated by operations, will be used to make strategic acquisitions in order to grow its operations and pursue its business strategy. Based upon current expectations, the Company believes that cash flow from operations will be sufficient to meet its working capital requirements through the end of the current fiscal year, although there can be no assurance that it will be able to do so.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on December 2, 1996, the shareholders of the Company voted to elect Charles M. Fernandez, Dr. Phillip Frost, Richard B. Frost, Arthur M. Goldberg, Mark J. Hanna, and Dr. Michael C. Piercey as Directors of the Company.

The number of votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

       Nominee                  For      Against    Withhold Authority     Abstentions    Broker Non-Votes
--------------------         ---------   -------    ------------------     -----------    ----------------
Charles M. Fernandez         8,230,608      -               -                   -             2,972,375
Dr. Phillip Frost            8,230,608      -               -                   -             2,972,375
Richard  B. Frost            8,230,608      -               -                   -             2,972,375
Arthur M. Goldberg           8,230,608      -               -                   -             2,972,375
Mark J. Hanna                8,230,608      -               -                   -             2,972,375
Dr. Michael C. Piercey       8,230,608      -               -                   -             2,972,375

During the shareholders' meeting, the candidacy of Dr. Elias Ghanem as a Director was raised. Dr. Ghanem received 7,639,933 votes in favor of his appointment to the Board of Directors.

In addition, the shareholders of the Company voted to adopt the Company's Amended and Restated 1995 Stock Option Plan (the "Stock Option Plan") which authorizes 1,200,000 shares of Common Stock for issuance upon exercise of stock options. The shareholders cast 8,230,508 votes in favor of the Stock Option Plan, -0- votes against, -0- shareholders withheld authority, 100 shareholders abstained, and there were 2,972,475 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         11    Statement re: computation of per share earnings
         27    Financial Data Schedule

(b) Reports on Form 8-K:

         The Company filed two Form 8-Ks dated November 15, 1996 and November 20, 1996, respectively, during the Company's second quarter of fiscal 1997. The report dated November 15, 1996 reported under Item 4 of Form 8-K the dismissal by the Company of Arthur Andersen LLP, Zanart's independent accountants, and the appointment of Deloitte & Touche LLP as the Company's independent accountants for fiscal year 1997. The report dated November 20, 1996 reported under Item 5 of Form 8-K the acceleration of the Company's Series A Warrants.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CONTINUCARE CORPORATION


Dated: February 14, 1997                By:  /s/ CHARLES M. FERNANDEZ
                                           --------------------------
                                            Charles M. Fernandez, Chairman,
                                            Chief Executive
                                            Officer and President



Dated: February 14, 1997                By:   /s/ MARIA T. SOSA
                                           --------------------
                                            Maria T. Sosa, Principal
                                            Accounting Officer