Form 10QSB
period 1997-03-31
CONTINUCARE CORP
filed 1997-05-15
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended:    March 31, 1997

                                       OR

         [  ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-21910

                            CONTINUCARE CORPORATION

             (Exact name of registrant as specified in its charter)

                Florida                                       59-2716023
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
            or organization)

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

At May 13, 1997, the Registrant had 10,888,993 shares of $0.0001 par value common stock outstanding.

                            CONTINUCARE CORPORATION

                                    INDEX
                                    -----


                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 1997 (Unaudited) and June 30, 1996 .....................3

Consolidated Statement of Income for the three months ended March 31, 1997 (Unaudited).............4

Consolidated Statement of Income for the nine months ended March 31, 1997 (Unaudited)..............5

Consolidated Statement of Cash Flow for the nine months ended March 31, 1997 (Unaudited)...........6

Notes to Consolidated Financial Statements.........................................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................11

PART II - OTHER INFORMATION.......................................................................14

SIGNATURE PAGE....................................................................................15


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                            CONTINUCARE CORPORATION
                           CONSOLIDATED BALANCE SHEET



                                                               March 31,         June 30,
                                                                  1997             1996
                                                             ----------------------------
                                                             (Unaudited)
                           ASSETS
Current assets
      Cash and cash equivalents                               $11,664,505     $   819,066
      Accounts receivable, net of allowance for doubtful
      accounts of $979,799 and $146,692, respectively           6,615,741       1,967,978
      Note receivable                                             139,333
      Prepaid expenses and other current assets                   185,183             800
                                                              ---------------------------
           Total current assets                                18,604,762       2,787,844
Property and equipment, net                                       670,908           4,806
Intangible assets, net                                            373,734           1,499
Other assets, net                                                 385,101          70,747
                                                              ---------------------------
      Total assets                                            $20,034,505     $ 2,864,896
                                                              ===========================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                        $    35,881     $   270,374
      Accrued expenses                                          1,063,998          44,210
      Accrued interest payable                                     40,280          23,161
      Unearned revenue                                                             18,301
      Current portion of capital lease obligation                  20,491
      Income and other taxes payable                            1,241,196         412,686
                                                              ---------------------------
           Total current liabilities                            2,401,846         768,732
Notes payable                                                     641,500         655,000
Obligation under capital lease                                    215,484
                                                              ---------------------------
           Total liabilities                                    3,258,830       1,423,732
                                                              ---------------------------
Minority interest                                                                  32,686
                                                              ---------------------------
Commitments and contingencies
Shareholders' equity
      Common stock; $0.0001 par value; 100,000,000 shares
      authorized, issued and outstanding--12,150,993,
      3/31/97; 6,666,667, 6/30/96                                   1,215             667
      Additional paid-in capital                               14,823,469         763,202
      Retained earnings                                         1,950,991         644,609
                                                              ---------------------------
           Total shareholders' equity                          16,775,675       1,408,478
                                                              ---------------------------
      Total liabilities and shareholders' equity              $20,034,505     $ 2,864,896
                                                              ===========================




The accompanying notes are an integral part of these consolidated financial statements.

                            CONTINUCARE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME



                                                      For the three months
                                                      ended March 31, 1997
                                                      --------------------
                                                          (Unaudited)

Revenues                                                  $3,597,241

Expenses
     Payroll and employee benefits                         1,666,470
     Provision for bad debt                                  363,767
     Professional fees                                       537,092
     General and administrative                              286,362
     Depreciation and amortization                            43,479
                                                          ----------
Total expenses                                             2,897,170
                                                          ----------

Income from operations                                       700,071
                                                          ----------

Other income (expenses)
     Interest income, net                                     84,278
     Minority interest                                          --
     Loss on purchase of minority interest                      --
                                                          ----------
Other expenses                                                84,278

Income before taxes                                          784,349
Provision for income taxes                                   286,597
                                                          ----------
Net income                                                $  497,752
                                                          ==========


Earnings per common share and common equivalent share     $     0.04
                                                          ==========


Earnings per common share and common equivalent share
assuming full dilution                                    $     0.04
                                                          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            CONTINUCARE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                                                       For the nine months
                                                      ended March 31, 1997
                                                      --------------------
                                                          (Unaudited)
Revenues                                                  $ 9,604,216

Expenses

     Payroll and employee benefits                          4,425,929
     Provision for bad debt                                   833,107
     Professional fees                                      1,004,543
     General and administrative                               518,417
     Depreciation and amortization                             83,950
                                                          -----------
Total expenses                                              6,865,946
                                                          -----------

Income from operations                                      2,738,270
                                                          -----------

Other income (expenses)

     Interest income, net                                     149,648
     Minority interest                                       (162,233)
     Loss on purchase of minority interest                     (9,081)
                                                          -----------
Other expenses                                                (21,666)

Income before taxes                                         2,716,604
Provision for income taxes                                  1,035,471
                                                          -----------
Net income                                                $ 1,681,133
                                                          ===========


Earnings per common share and common equivalent share     $      0.16
                                                          ===========


Earnings per common share and common equivalent share
assuming full dilution                                    $      0.16
                                                          ===========



      The accompanying notes are an integral part of these consolidated financial statements.

                            CONTINUCARE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                                        For the nine months
                                                                        ended March 31, 1997
                                                                        --------------------
                                                                            (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
     Net income                                                             $  1,681,133
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization                                           83,950
          Bad debt expense                                                       833,107
          Loss on purchase of minority interest                                    9,081
          Income applicable to minority interest                                 162,233
          Changes in assets and liabilities, excluding
          the effect of acquisitions:
                     Increase in accounts receivable                          (5,480,870)
                     Increase in note receivable                                (139,333)
                     Increase in prepaid expenses and other current assets      (184,383)
                     Increase in intangible assets                              (375,392)
                     Increase in other assets                                   (314,354)
                     Increase in accounts payable and accrued expenses         1,024,507
                     Increase in accrued interest payable                         17,119
                     Decrease in unearned revenue                                (18,301)
                     Increase in income and other taxes payable                  828,510
                                                                             -----------
Net cash used in operating activities                                         (1,872,993)
                                                                             -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Property and equipment additions                                          (746,894)
                                                                             ----------
Net cash used in investing activities                                          (746,894)
                                                                             ----------

CASH FLOW FROM FINANCING ACTIVITIES
     Beechwood Repurchase                                                      (375,000)
     Principal repayments under capital lease obligation                        (16,737)
     Proceeds received from Private Placement                                 6,600,000
     Proceeds from acceleration of Series A Warrants                          5,412,060
     Costs incurred associated with Private Placement & Merger                 (225,000)
     Proceeds from issuance of common stock                                   2,070,003
                                                                            -----------
Net cash provided by financing activities                                    13,465,326
                                                                            -----------

Net increase in cash and cash equivalents                                    10,845,439
Cash and cash equivalents at beginning of period                                819,066
                                                                           ------------
Cash and cash equivalents at end of period                                 $ 11,664,505
                                                                           ============
Cash paid for income taxes                                                 $    187,000
                                                                           ============
Cash paid for interest                                                     $     51,202
                                                                           ============




The accompanying notes are an integral part of these consolidated financial statements.

                            CONTINUCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996
                                  (unaudited)

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

The results of operations for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1997.

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

NOTE 3 - NOTE RECEIVABLE

Pursuant to the Merger, the operations of the licensing business of pre-merger Zanart Entertainment, Inc. ("Zanart") terminated on December 11, 1996. In connection with the winddown of pre-Merger Zanart operations, in November 1996, certain assets and related liabilities of Zanart were sold to a third party for $250,000 of which $152,000 is evidenced by a note receivable and $98,000 by the assumption of liabilities. The note receivable is due in equal monthly installments over one year and is a component of current assets in the accompanying unaudited consolidated balance sheet as of March 31, 1997.

NOTE 4 - INTANGIBLE ASSETS

As a result of the Merger and the listing of shares of the Company's common stock, $.0001 par value (the "Common Stock"), issued to the former shareholders of pre-merger Continucare Corporation on the American Stock Exchange, the Company incurred certain costs which were capitalized as organization costs. These are being amortized using the straight line method over ten years. In addition, in the third fiscal quarter the Company incurred capitalizable costs related to the acquisition of certain arthritis rehabilitation centers and affiliated physician practices that was completed subsequent to the end of the quarter.

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

In February 1997, the Company entered into an employment agreement with an executive officer. The agreement is for a term of three years and may be extended at the sole option of the executive for an additional two years. The agreement also provides for bonuses and stock option grants at the discretion of the Company's President and Board of Directors.

As provided for in the management contracts with the Company's providers, the Company maintains annual claims made policies for general and professional liability insurance jointly with each of the providers. Coverage under the policies are $1,000,000 per incident and $3,000,000 aggregate. It is the Company's intention to renew such coverage on an on-going basis.

Effective September of 1996, the Company entered into consulting agreements with a company controlled by Mr. Douglas Miller and a company controlled by Mr. Barry Goldstein (collectively, the "Consulting Agreements"). Messrs. Miller and Goldstein served as executive officers of CAC prior to the Merger. Each of the Consulting Agreements, contained the following terms: (i) three year term, (ii) annual payments, payable semi-monthly, of approximately $325,000, (iii) ability of the Company to terminate the agreement without "cause" (as defined) with 30 days' notice, provided that the consultant will receive a termination payment equal to the amount otherwise payable under the Consulting Agreement through the end of the term over the period of the remaining term of the agreement, and
(iv) ability of the Company to terminate the agreement for "cause" at any time with no payment due to the consultant. Subsequent to the end of the current quarter, the Consulting Agreements were terminated. See discussion at Note 10 below.

NOTE 9 - RECENT DEVELOPMENTS

On November 12, 1996, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to purchase certain assets of a Medicare certified comprehensive outpatient rehabilitation facility (the "CORF"). The CORF provides various physical rehabilitation services to patients in the South Florida area and bills the Medicare program for the cost of covered CORF services rendered to Medicare beneficiaries. Under the terms of the Asset Purchase Agreement, the Company assumed the Medicare Provider Number of the CORF in exchange for $85,000 (the "Purchase Price"). The Purchase Price consisted of cash at closing of $42,500 and a promissory note (the "Promissory Note") in the amount of $42,500. The Promissory Note, which bears interest at 10% per annum, provides for full payment of all principal and accrued interest on November 12, 1997. Interest expense and accrued interest for the quarter ended March 31, 1997 was approximately $12,800. Interest expense and accrued interest for the nine months ended March 31, 1997 was approximately $21,300.

Concurrent with the Asset Purchase Agreement for the CORF, the Company entered into an equipment lease agreement (the "Equipment Lease") with Aventura Comprehensive Rehabilitation Center, Inc. whereby the Company leases certain physical therapy and rehabilitation equipment, furniture, fixtures and other personal property located at the CORF. The Equipment Lease provides for monthly payments of $5,300. Payments under the Equipment Lease for three and nine months ended March 31, 1997 were approximately $15,600 and $26,300, respectively.

On November 20, 1996, the Company, pursuant to the terms of that certain Series A Warrant Agreement, dated as of May 11, 1995 (the "Warrant Agreement"), between the Company and Fidelity Transfer Company (the prior Warrant Agent), accelerated the exercise period for each of the Company's issued and outstanding Series A Warrants (the "Warrants"). The exercise period was set to expire on December 20, 1996. As a result of the acceleration of the exercise period, approximately $5,400,000 was received by the Company. The exercise of the Warrants is reflected in the equity section of the accompanying unaudited consolidated balance sheet as of March 31, 1997.

On February 11, 1997, the Company entered into a management agreement with Bally Total Fitness whereby the Company will provide outpatient rehabilitation services at Bally Total Fitness centers. During the next three years, the Company expects to open outpatient rehabilitation centers at Bally facilities in Florida, Texas, Illinois and Ohio.

During the current quarter, the Company entered into a $2,000,000 Revolving Loan Promissory Note (the "Revolving Note"). Concurrently the Company executed a $3,000,000 Revolving Term Promissory Note (the "Term Note") and
Security Agreement. Under the terms of the Revolving Note and the Acquisition Note, the Company may elect the interest rate to be either the bank's prime plus 1/4 or the London InterBank Offered Rate ("LIBOR") plus 275 basis points. Interest on the Revolving Note is payable quarterly in arrears on any outstanding balances. Interest on advances made under the Acquisition Note is due monthly in arrears for the first six months. On the seventh month and thereafter, interest and principal is due. In all events, the Notes mature and all unpaid principal and interest is due in full on November 15, 1999. The Notes are secured by substantially all of the assets of the Company and contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios, limit the incurrence of additional debts and limit the payment of dividends. As of March 31, 1997, no borrowings had been made under either of the Notes. However, borrowings were made in subsequent to March 31, 1997 as discussed in Note 10 below.

NOTE 10 - SUBSEQUENT EVENTS

On April 10, 1997, the Company acquired certain arthritis rehabilitation centers and affiliated physician practices. The aggregate purchase price was approximately $3,300,000. In connection with the purchase of these centers and physician practices, the Company borrowed a total of $2,500,000 under the Revolving Note and the Term Note. The acquisition will be accounted for using the purchase method of accounting.

In April 1997, the Company terminated the Consulting Agreements with the companies controlled by Mr. Douglas Miller and Mr. Barry Goldstein. Concurrently, the Company repurchased approximately 1,262,000 shares of Company Common Stock from Messrs. Miller and Goldstein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pre-Merger Continucare was incorporated on February 12, 1996, in the State of Florida. Continucare develops and manages mental and physical rehabilitation health care programs that offer a continuum of mental and physical rehabilitation health services ranging from partial hospitalization care to day treatment and outpatient services. Continucare offers a comprehensive health care product line by providing the following types of services to general acute care and psychiatric hospitals, community mental health centers and comprehensive outpatient rehabilitative facilities: clinical development, marketing, financial management, operational oversight, human resources support, quality assurance and outcome management.

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

As previously noted, pre-Merger Continucare commenced operations on February 12, 1996. Accordingly, no comparative data is available for the three and nine months ended March 31, 1997. Further, management does not believe that its results for the three and nine month periods ending March 31, 1997 are indicative of the Company's future performance. Accordingly, the Company has limited its discussions with respect to this area.

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

REVENUES

Total revenues were approximately $3,597,000 and $9,604,000 for the three and nine months ended March 31, 1997, respectively. Revenues from the employee leasing operations and the billing service, for which certain assets, contracts and liabilities were acquired effective May 1, 1997, represent $1,415,000 and $4,309,000 of total revenues for the three and nine month periods ended March 31, 1997, respectively. In addition, total revenues for the quarter ended March 31, 1997 includes approximately $277,000 related to the operation of a CORF acquired by the Company during the second fiscal quarter. Prior to acquiring the CORF, the Company had entered into a management agreement with the CORF under which the Company received a monthly management fee. Total revenues related to the CORF owned by the Company for the nine months ended March 31, 1997 were approximately $485,000. In February 1997, the Company entered into an agreement to manage a CORF. Revenues realized under this management agreement were approximately $25,000 for the three months ended March 31, 1997.

EXPENSES

Payroll and employee benefits were approximately $1,666,000 and $4,426,000 for the three and nine months ended March 31, 1997, respectively, which represented 46.3% and 46.1% of total revenues, respectively. Of total consolidated payroll and employee benefits for the quarter ended March 31, 1997, approximately $721,000 or 43.2% was payroll and benefits paid to employees of the employee leasing operation. Payroll and benefits for employees of the employee leasing operation for the nine months ended March 31, 1997 were $2,358,000 or 53.3% of total payroll and employee benefits for that period.

Continucare's provision for bad debt was approximately $364,000 and $833,000 for the three and nine months ended March 31, 1997, respectively, which represented 10.1% and 8.7% of total revenues, respectively.

Professional fees, which include consulting, legal and other professional fees, were approximately $537,000 for the quarter ended March 31, 1997 and $1,005,000 for the nine months ended March 31, 1997. Professional fees represented 14.9% and 10.5% of total revenues for the three and nine months ended March 31, 1997, respectively. Total professional fees for the three and nine months ended March 31, 1997 include $105,000 and $315,000, respectively, under a subcontract agreement with a third-party.

General and administrative expenses ("SG&A") were approximately $286,000 and $518,000 for the three and nine months ended March 31, 1997, respectively. As a percentage of total revenues, SG&A was approximately 8.0% and 5.4% for the three and nine months ended March 31, 1997, respectively, and was comprised of expenses such as rent, utilities, travel and supplies.

INTEREST

Net interest income was approximately $84,000 and $150,000 for the three and nine months ended March 31, 1997, respectively and is primarily attributable to interest earned on the $6,600,000 raised by the Company as a result of the Private Placement that took place in August 1996 and the $5,400,000 raised by the Company as a result of the acceleration of the exercise period of the Company's Series A Warrants which was announced on November 20, 1996 and expired on December 20, 1996.

MINORITY INTEREST

Effective December 31, 1996, the Company purchased the 25% interest in a subsidiary, Continucare Medical Care Network, Inc. held by a third party owner. As a result, the Minority Interest on Continucare's consolidated balance sheet as of December 31, 1996 of approximately $195,000 was eliminated and a loss on the purchase of minority interest of approximately $9,000 was recorded. Minority interest for the nine month period ended March 31, 1997 was approximately $162,000.

PROVISION FOR INCOME TAXES

The provision for income taxes was approximately $287,000 and $1,035,000 for the three and nine months ended March 31, 1997, respectively, as a result of income before taxes of approximately $784,000 and $2,717,000 respectively for the three and nine months then ended. The provision for income taxes was calculated at a rate of approximately 37% which estimates the blended statutory federal and state income tax rates.

NET INCOME

Continucare had net income of approximately $498,000 and $1,681,000 for the three and nine months ended March 31, 1997, respectively. As a percentage of total revenues, net income was 13.8% for the three months ended March 31, 1997 and 17.5% of total revenues for the nine months then ended.

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

EBITDA was approximately $744,000 and $2,660,000 for the three and nine months ended March 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended March 31, 1997, net cash used in operating activities was approximately $1,873,000 primarily as a result of the increase in accounts receivable of approximately $5,481,000 during the period. During this time, the Company had been in the process of obtaining Medicare certification for five of the programs it manages which would facilitate the collection of related accounts receivable. The Company obtained such certification for four of the five programs in January 1997 and received the certification for the final program in February 1997. The Company anticipates that its receivables position will improve by the end of the current fiscal year as collections are enhanced by the certification discussed above. For the nine month period ended March 31, 1997, net cash used in investing activities was approximately $747,000 and net cash provided by financing activities was approximately $13,465,000.

The Company's working capital was approximately $16,203,000, with a current ratio of 7.8 to 1, at March 31, 1997. The Company's working capital and current ratio at June 30, 1996 were $2,019,000 and 3.6 to 1, respectively. The improvement in working capital and the current ratio are primarily due to cash generated by the Company from the Private Placement of 3,300,000 shares at $2.00 per share in August 1996, the cash received from pre-Merger Zanart as a result of the Merger in September 1996, and the cash received from acceleration of the exercise period of the Series A Warrants.

The Company anticipates that the funds raised through the Private Placement, the cash received from pre-Merger Zanart as a result of the Merger, and the cash received from the acceleration of the exercise period of the Series A Warrants together with cash flow generated by operations and the cash available from the Term Note and the Revolving Note, will be used to make strategic acquisitions in order to grow its operations and pursue its business strategy. Based upon current expectations, the Company believes that cash flow from operations will be sufficient to meet its working capital requirements through the end of the current fiscal year, although there can be no assurance that it will be able to do so.

                          PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         11     Statement re:  computation of per share earnings

         27     Financial Data Schedule

(b)   Reports on Form 8-K:

         The Company filed a Form 8-K dated April 10, 1997 subsequent to the Company's third quarter of fiscal 1997. The Form 8-K reported under
         Item 2 the acquisition of certain arthritis rehabilitation centers and affiliated physician practices.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CONTINUCARE CORPORATION




Dated: May 15, 1997                  By: /s/ CHARLES M. FERNANDEZ
                                         --------------------------------
                                         Charles M. Fernandez, Chairman,
                                         Chief Executive Officer
                                         and President





Dated:  May 15, 1997                 By: /s/ MARIA T. SOSA
                                         --------------------------------
                                         Maria T. Sosa, Principal Accounting
                                         Officer