Form 10KSB40
period 1997-06-30
CONTINUCARE CORP
filed 1997-09-29
CIK 803352

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

                         Commission file number: 0-21910

                             CONTINUCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                        59-2716023
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       identification No.)

   100 SOUTHEAST SECOND STREET, 36TH FLOOR
               MIAMI, FLORIDA                                       33131
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (305) 350-7515

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            Title of each class       Name of each exchange on which registered

               COMMON STOCK,                    AMERICAN STOCK EXCHANGE
             $.0001 PAR VALUE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

          Registrant's revenues for the fiscal year ended June 30, 1997 were $13,916.385.

         Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at September 15, 1997 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $49,125,950.

         Number of shares outstanding of each of the registrant's classes of Common Stock at June 30, 1997: 10,888,993 shares of Common Stock, $.0001 par value per share.

         Transactional Small Business Disclosure Format. Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-KSB.

================================================================================

                                     PART I

ITEM 1.       BUSINESS

         GENERAL

         Continucare Corporation ("Continucare" or the "Company") provides a continuum of outpatient and ancillary healthcare services with a primary focus on outpatient treatment of musculoskeletal injuries and diseases, such as arthritis, osteoporosis, stroke and traumatic injuries. The Company's services include physical rehabilitation, physician practice management, home healthcare, behavioral health management and laboratory services within its physician practices. Commencing its current business in February 1996, the Company has derived substantially all of its revenues from contracts to provide management, staffing and billing services for physical rehabilitation and behavioral health programs in hospitals and freestanding rehabilitation centers. The Company is actively expanding its Florida delivery services network (the "Network") to establish a mature continuum services model to replicate in other selected markets. See " -- Recent Developments."

         Due to the fragmented nature of the delivery of outpatient services, coordination of care is often difficult to achieve as a patient moves from one setting to another. By bundling a variety of outpatient services in a selected region, the Company is able to offer patients and payors a more comprehensive and cost effective continuum of care. The advantages of the Company's approach include: (i) improved patient care through coordination of multiple services,
(ii) lower costs due to efficiencies resulting from centralization of certain administrative functions (such as billing, collection and purchasing) and certain healthcare services (such as laboratory and pharmacy services within its physician practices), (iii) new business opportunities resulting from cross-marketing, (iv) contracting opportunities with national and regional managed care payors seeking lower costs and bundling of services, and
(v) effective management of reimbursement and other risks stemming from the diversification of revenue sources.

         RECENT DEVELOPMENTS

         The Company recently expanded its Florida Network to include home health services. In July 1997, the Company acquired Sunset Harbor Health, a Medicare certified home health agency licensed in Florida. In September 1997, the Company acquired Maxicare, Inc., a Florida based home health agency established in 1975 that renders a variety of home health services throughout Broward County, Florida, for a purchase price of approximately $3.0 million. See also Note 3 to the Company's Consolidated Financial Statements as used elsewhere in this Form 10-KSB.

         In August 1997, the Company entered into an asset purchase agreement to acquire the assets of Doctors Health Group (the "DHG Acquisition") for an aggregate purchase price of approximately $14.5 million, of which $1.5 million will be paid in common stock of the Company, par value $0.0001 ("Common Stock"). The Company has also entered into a letter of intent to sell its Medicare behavioral health management contracts with freestanding centers and hospitals and is currently negotiating the purchase of the assets of a Florida based company that provides behavioral health services to outpatient physician centers and hospitals through managed care contracts at eight locations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company has entered into a letter of intent to purchase three Florida based companies that provide healthcare services to the cruise line industry and to outpatient centers through managed care contracts for a purchase price between $2.5 and $5.0 million, of which 80% will be paid in Common Stock of the Company. The closings of these transactions are subject to various conditions, including satisfactory completion of due diligence investigations, negotiations of final terms regarding financial and other conditions to closing, obtaining necessary consents and approvals and, in certain cases, securing financing. The financing of these transactions may be funded from a variety of sources, including bank financing or the issuance of notes, which may be convertible into the Company's Common Stock. There can be no assurance that these transactions will be consummated or, if consummated, will result in financial or other benefit to the Company.

CONTINUCARE STRATEGY

         The Company's strategy is to continue to provide and expand the continuum of outpatient and ancillary healthcare services offered to clients, such as hospitals and outpatient centers, and patients in physician offices and their homes. The Company believes that its integrated system offers payors the convenience of dealing with a single provider for multiple services. The key elements of the Company's strategy are as follows: (i) initiate rollout of outpatient rehabilitation facilities in Bally's Total Fitness ("Bally") fitness centers, (ii) add new outpatient management services contracts, (iii) expand the Network, (iv) implement continuum services model in selected markets, and
(v) market continuum services model to managed care organizations and other payors.

         INITIATE ROLLOUT OF OUTPATIENT REHABILITATION CENTERS AT BALLY FITNESS FACILITIES. In July 1997, Continucare began implementing its February 1997 agreement with Bally to establish outpatient rehabilitation facilities at 100 Bally fitness centers nationwide. Based on published industry reports, Bally is the largest commercial operator of fitness centers in the United States. Continucare will be responsible for staffing the rehabilitation facilities at the Bally fitness centers with physicians and other necessary personnel, such as physical therapists, but will not be required to fund any operating losses or capital requirements. The Company is scheduled to open rehabilitation facilities in five Florida based Bally fitness centers by December 31, 1997, and intends to continue its rollout during fiscal 1998 in other states such as Illinois, Missouri and Texas. The Company believes that its relationship with Bally provides it with a unique growth opportunity because it can leverage off Bally's large base of health club facilities to expand its Network in selected geographic regions.

         ADD NEW OUTPATIENT MANAGEMENT SERVICES CONTRACTS. Continucare believes that there is a substantial opportunity to provide outpatient healthcare contract management services to institutional and professional healthcare providers. Continucare utilizes a systematic approach to identify potential clients and then offers its services to these potential clients by emphasizing its expertise in managing the continuum of outpatient health services and the benefits to the potential clients of offering outpatient health programs. Such benefits typically include increased revenue and profitability, greater opportunity to allocate fixed expenses, expanded influence and outreach to the community, improvement in the quality of outpatient healthcare programs offered and the ability to attract new physicians.

         EXPAND THE NETWORK. The Company intends to continue to expand its Network primarily through strategic acquisitions of and affiliations with physician practices, physical rehabilitation centers and home healthcare providers, and by providing other ancillary services, such as laboratory and pharmacy services within its practices. The Company also intends to expand the traditional physician practice management services it provides, such as integrated billing and collection systems and risk management services, to meet the needs of physicians in its expanding Network.

         IMPLEMENT CONTINUUM SERVICES MODEL IN SELECTED MARKETS. The Company seeks, where appropriate, to provide an integrated continuum services model of healthcare services, which includes primary care (delivered in physician's offices and patient's homes), rehabilitation care (delivered in outpatient centers, hospitals, physician offices and patient's homes) and ancillary services such as laboratory and pharmacy (delivered within physician practices). Additionally, Continucare believes that its model provides cost saving opportunities for payors as a result of bundling of services. The Company has implemented its integrated continuum services model in Florida, and intends to expand the model into other appropriate markets, by tailoring its services and facilities to the market needs of the selected area.

         MARKET TO MANAGED CARE ORGANIZATIONS AND OTHER PAYORS. As the Company continues to expand its Network and implement its continuum services model, the Company continues to focus on the development of contractual relationships with managed care organizations, major insurance companies, large regional and national employer groups and provider alliances and networks. The Company believes that its experience in delivering quality healthcare services at reasonable prices should enhance its attractiveness to such entities and provide the

Company a competitive advantage over competitors that do not offer multiple services through an integrated network.

CONTINUCARE OPERATIONS

         Continucare provides a continuum of outpatient and ancillary healthcare services with a primary focus on outpatient treatment of musculoskeletal related injuries and diseases. The Company's services include physical rehabilitation, physician practice management, home healthcare, behavioral health management and laboratory services within its physician practices.

         PHYSICAL REHABILITATION. The continuing emphasis on containing the increases in healthcare costs, as evidenced by Medicare's prospective payment system, the growth in managed care and the various alternative healthcare reform proposals, often results in the early discharge of patients from acute care facilities. As a result, many hospital patients may not receive the intensity of services necessary for them to achieve a full recovery from their diseases, disorders or traumatic conditions. The Company's outpatient rehabilitation services play a significant role in the continuum of care because they provide a high level of service, in terms of intensity, quality and frequency, in a more cost-efficient setting.

         When a patient is referred to one of the Company's rehabilitation facilities, a multi-disciplinary team of professionals work with the patient, the patient's family and physicians to establish a rehabilitation care plan designed specifically for that patient. Depending upon the patient's disability, this process may involve the services of a single discipline, such as physical therapy for a knee injury, or of multiple disciplines, as in the case of a complicated stroke patient. The rehabilitation care plan is designed to address the medical, physical, occupational, social, emotional and communication impairments of a patient as a result of trauma and physical conditions. Emphasis is placed on maximizing functional independence in regard to mobility, self-care and daily living skills related to environment and leisure activities. Rehabilitative healthcare services are provided by a variety of healthcare professionals including psychiatrists, rehabilitation nurses, physical therapists, occupational therapists, speech-language pathologists, respiratory therapists, recreation therapists, social workers, psychologists, rehabilitation counselors and others.

         The Company has developed numerous rehabilitation programs, which include treatment for stroke, head injury, peripheral nerve injury, neuromuscular injury, speech and language disorder, amputation, arthritis, cerebral palsy and multiple sclerosis. Patients treated at the Company's outpatient centers will undergo varying courses of therapy depending upon their needs. Some patients may only require a few hours of therapy per week for a few weeks, while others may spend up to four hours per day in therapy for six months or more, depending on the nature, severity and complexity of their injuries. Each facility's goal is to provide a rehabilitation program that will restore the patient to a productive, active and independent lifestyle as soon as possible.

         In July 1997, Continucare began implementing its February 1997 agreement with Bally to establish outpatient rehabilitation facilities at 100 Bally fitness centers nationwide. Continucare will be responsible for staffing the rehabilitation facilities at the Bally fitness centers with physicians and other necessary personnel, such as physical therapists, but will not be required to fund any operating losses or capital requirements. The Company is scheduled to open rehabilitation facilities in five Florida based Bally fitness centers by December 31, 1997, and intends to continue its rollout during fiscal 1998 in other states such as Illinois, Missouri and Texas. Each Bally rehabilitation facility is expected to take approximately three to six months to complete. The Company believes that its relationship with Bally provides it with a unique growth opportunity because it can leverage off Bally's large base of health club facilities to expand its Network in selected geographic regions.

         PHYSICIAN PRACTICE MANAGEMENT. The Company intends to continue to expand its Network primarily through strategic acquisitions of and affiliations with primary and specialty physician practices, especially musculoskeletal specialists such as rheumatologists, orthopedic surgeons, psychiatrists and neurologists. Rheumatologists typically treat chronic diseases such as rheumatoid arthritis, osteoporosis, and back pain.

Treatment of these diseases involve the utilization of physical rehabilitation, bone densitometry, home healthcare, and laboratory services.

         The Company acquired its first physician practice in April 1997, at which time it purchased from Sheridan Healthcorp., Inc. three Florida based physician practices, including two arthritis rehabilitation centers, for an aggregate purchase price of approximately $3.3 million (the "Arthritis Rehab Acquisition"). In fiscal year ended 1996, these combined practices purchased by the Company generated approximately $4.0 million of revenues, employed approximately 33 full time employees, and generated approximately 24,000 patient visits.

         The Company generally enters into seven-year employment agreements with the physicians in the practices purchased by the Company. These agreements usually provide for base compensation and benefits and may contain incentive compensation provisions based on increases in productivity and efficiency.
The Company's provision of management services such as an integrated billing and collections systems, risk management services and lower-cost professional liability insurance, allows the physician to focus on the practice of medicine.

         The Company believes that it competes effectively with traditional physician practice management companies and independent practice associations because its physicians are linked to the Company's Network. As a result, a strategic alliance of cost effective services can be "bundled" thereby delivering quality healthcare at a lower cost. The Company also believes it offers physicians increased negotiating power associated with managing their practice and fewer administrative burdens, which allows the physician to focus on providing care to patients.

         HOME HEALTHCARE. The Company believes that home healthcare will continue to experience substantial growth for several reasons, including
(i) payors' increasing focus on reducing costs through shorter hospital stays,
(ii) recent advances in medical technology which have facilitated the delivery of medical services in sites other than a hospital, (iii) increase in the population of people over the age of 65, and (iv) patients' desires to be treated at home.

        As part of the Company's strategy to expand its Network and enhance its continuum services model, the Company acquired Maxicare, Inc. in September 1997 for a purchase price of approximately $3.0 million, and Sunset Harbor Home Health, a certified Medicare home health agency licensed in Florida, in July 1997. Maxicare, a Florida based home health agency established in 1975, generated approximately 178,000 home visits for the 12-month period ended May 31, 1997. Maxicare is certified by the Healthcare Financing Administration and is licensed in the state of Florida as a Medicare and Medicaid home health agency. Maxicare's revenues for the 12-month period ended May 31, 1997 were approximately $11.8 million, derived substantially from Medicare.

         As a result of the acquisition of the home health agencies, Continucare's continuum services model now includes the provision of home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes. Typically, a service care provider (such as a registered nurse, home health aide, therapist or technician) will visit the patient one or two times a day or the patient may require around-the-clock care. Treatment may last for several weeks, several months or the remainder of the patient's life. The services provided by the Company include skilled nursing, physical therapy, speech therapy, occupational therapy, medical social services and home health aide services. Reimbursement for the home health services provided by the Company include Medicare, Medicaid and managed care.

         BEHAVIORAL HEALTH SERVICES. The Company historically derived most of its revenue from contracts to provide management, staffing and billing services for behavioral health programs in hospitals and freestanding rehabilitation centers. These services are provided through partial hospitalization, day treatment and as outpatient services.

         Partial hospitalization services are provided for limited periods per day at established intervals with the patient returning home at the conclusion of each day's treatment. Partial hospitalization services are designed to be both an alternative to inpatient hospitalization services and a key component of care following inpatient hospitalization. Continucare operates under two partial hospitalization models. The primary model is a freestanding program licensed as a full service Community Mental Health Center ("CMHC"). This model enables Continucare not only to provide partial hospitalization services but also to provide, manage or contract for the following types of services: (i) 24 hour crisis response, (ii) crisis stabilization beds, (iii) structured/intensive outpatient programs, and (iv) counseling and education. The second model is a partial hospitalization program operating under a hospital license. These programs deliver the same services as provided to CMHCs, but in a hospital or hospital campus location subject to hospital regulations.

         Reimbursement coverage for the behavioral health services provided by the Company include Medicare and managed care. However, the Company intends to focus its development efforts in the area of managed care rather than Medicare. See " -- Recent Developments."

COMPETITION

         The healthcare industry is highly competitive. Continucare competes with several national competitors and many regional and national healthcare companies, some of which have greater resources than Continucare. In addition, healthcare providers may elect to manage their own outpatient health programs. Competition is generally based upon reputation, price, the ability to offer financial and other benefits for the particular provider, and the management expertise necessary to enable the provider to offer outpatient programs that provide the full continuum of outpatient services in a quality and cost-effective manner. The pressure to reduce healthcare expenditures has emphasized the need to manage the appropriateness of health services provided to patients. As a result, competitors without management experience covering the various levels of the continuum of outpatient services may not be able to compete successfully.

GOVERNMENT REGULATION

         GENERAL. Continucare's business is affected by federal, state and local laws and regulations concerning healthcare. These laws and regulations impact the development and operation of outpatient programs managed by Continucare for its clients and the provision of healthcare to patients in physicians' offices and in patient's homes. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. Continucare is not able to predict the content or impact of future changes in laws or regulations affecting the healthcare industry.

         HEALTH FACILITY USE AND CERTIFICATION. The Company is subject to various federal, state and local regulations, including facilities use, licensure and inspection requirements, and licensing or certification requirements of federal, state and local health agencies. Many states also have certificate of need laws intended to avoid the proliferation of unnecessary or under-utilized healthcare services and facilities. The outpatient programs which Continucare manages are also subject to licensure and certification requirements. Continucare assists its clients in obtaining and renewing required approvals for its managed programs. Some approval processes may lengthen the time required for new programs to commence operations. In granting and renewing a facility's licenses, governmental agencies generally consider, among other factors, the physical condition of the facility, the qualifications of administrative and professional staff, the quality of professional and other services, and the continuing compliance of such facility with the laws and regulations applicable to its operations. Continucare believes that the outpatient programs it manages and the facilities used in its operation of such programs comply in all material respects with applicable licensing and certification requirements.

         REIMBURSEMENT FOR HEALTHCARE SERVICES. Most of Continucare's clients receive reimbursement under one or more of the Medicare or Medicaid programs for outpatient services provided in programs managed by Continucare. Continucare is paid directly by its clients for the management services it provides. While fees paid to Continucare by its clients are not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under a limited number of its management contracts Continucare is obligated to refund a portion of its fee if either Medicare denies reimbursement for an individual patient treatment or if the fee paid to Continucare is denied by Medicare as a reimbursable cost (which may result from retroactive adjustments under such programs). In order to receive reimbursement under the Medicare or Medicaid programs, each facility must meet applicable requirements promulgated by the United States Department of Health and Human Services relating to the type of facility, personnel, standards of patient care and compliance with all state and local laws, rules and regulations. Continucare believes that the programs it manages comply in all material respects with applicable Medicare or Medicaid requirements.

         In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Medicare prospective payment system using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Health services provided by acute care hospitals which qualify for an exemption are deemed to be distinct part units ("DPUs") and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The Company believes that the outpatient programs managed by it which are eligible for reimbursement under the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for outpatient services could be subject to the DRG system or otherwise altered. Any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on Continucare's clients and, in turn, on Continucare.

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

         PATIENT REFERRAL LAWS. Various federal and state laws regulate the relationships between healthcare providers and referral sources, including federal and state fraud and abuse laws prohibiting individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration in order to induce referrals for the furnishing of healthcare services or items. These federal laws generally apply only to referrals for items or services reimbursed under the Medicare or Medicaid programs or any state healthcare program. The objective of these laws is generally to ensure that the purpose of a referral is quality of care and not monetary gain by the referring party.

         In addition, federal and some state laws impose restrictions on referrals for certain designated health services by physicians and, in a few states, psychologists and other mental healthcare professionals to entities with which they have financial relationships. Continucare believes that its operations comply in all material respects with these restrictions to the extent applicable; however, there can be no assurance that such restrictions ultimately will be interpreted in a manner consistent with the practices of the Company. Federal legislation has been considered to expand current law from its application to Medicare and Medicaid business to all payors and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which Continucare operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances adversely impact Continucare's operations.

         Under a significant number of its management contracts, Continucare receives a flat fee for its services. In addition, Continucare has entered into agreements with physicians to serve as medical directors at the outpatient programs and facilities managed by Continucare, which generally provide for payments to such persons by Continucare as compensation for their administrative services. In 1991, regulations were issued under federal fraud and abuse laws creating certain "safe harbors" for relationships between healthcare providers and referral sources. Any relationship that satisfies the terms of the safe harbor is considered permitted.

         Violations of these laws can result in felony criminal penalties, civil sanctions and exclusion from participation in the Medicare and Medicaid programs.

         PRESENT AND PROSPECTIVE FEDERAL AND STATE REIMBURSEMENT REGULATION. The operations of home health agencies ("HHAs") and comprehensive outpatient rehabilitation facilities ("CORF"), like other healthcare providers throughout the country, will be affected on a day-to-day basis by numerous legislative, regulatory and industry-imposed operational and financial requirements which are administered by a variety of federal and state governmental agencies as well as by self-regulatory associations and commercial medical insurance reimbursement programs. It is impossible, however, to predict the effect of any such legislation and regulations on the operations or financial condition of Continucare's HHAs and CORFs.

         HHAs and CORFs, including those of Continucare, are subject to numerous licensing, certification and accreditation requirements. These include, but are not limited to, requirements relating to Medicare participation and payment, requirements relating to state licensing agencies, private payors and accreditation organizations. Renewal and continuance of certain of these licenses, certifications and accreditation are based upon inspections, surveys, audits, investigations or other review, some of which may require or include affirmative action or response by Continucare. An adverse determination could result in a loss, fine or reduction in the scope of licensure, certification or accreditation or could reduce the payment received or require the repayment of amounts previously remitted.

         Significant changes have been and may be made in the Medicare and Medicaid programs, which changes could have a material adverse impact on Continucare's financial condition. In addition, legislation has been or may be introduced in the Congress of the United States which, if enacted, could adversely affect the operations of Continucare by, for example, decreasing reimbursement by third-party payors such as Medicare or limiting the ability of Continucare to maintain or increase the level of services provided to the patients.

         Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long-term disabled) and Medicare Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers, including Continucare's HHAs and CORFs may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the federal Secretary of Health and Human Services ("HHS"). Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to the services of Continucare's Medicare certified HHAs and CORFs, Medicare reimburses the "reasonable costs" for services up to program limits. Medicare reimbursed costs are subject to audit, which may result in either decreases or increases in payments the Company has previously received.

         The Balanced Budget Act ("Act") recently passed by Congress and signed into law by President Clinton on August 5, 1997, contains a number of provisions that may affect Continucare's HHAs and CORFs. The Act expands the current requirements that hospitals have a discharge planning process, including information on the availability of home health services and providers in the area. Each plan must also identify the entities to whom a patient is referred in which the hospital has a "disclosable financial interest" or which has such an interest in the provider. The effective date of the disclosure provisions is not known at this time. The Secretary of HHS is required to issue regulations implementing such provisions within one year of the date of enactment. Hence, the Act provides Continucare's HHAs with greater access to hospital patients, a market previously more restricted. The Act also requires the Secretary of Health and Human Services to implement a prospective payment system for both CORF and HHA services. Under such a system, providers will be reimbursed a fixed fee per treatment unit, and a provider having costs greater than the prospective amount will incur losses. It can not be predicted what effect, if any, such new prospective payment systems will have on the operations of Continucare. The Act also established per beneficiary caps on certain outpatient rehabilitation services.

         In September 1997, President Clinton imposed, subject to certain narrow exceptions, a six month moratorium on the certification of new
Medicare-participating HHAs. As a result, it is unlikely that new HHAs will be certified by the Health Care Financing Administration in Continucare's markets.

         HEALTHCARE REFORM. Federal and state governments have recently focused significant attention on healthcare reform intended to control healthcare costs and to improve access to medical services for uninsured individuals. These proposals include cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. It is uncertain at this time what legislation on healthcare reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on Continucare's business, financial condition or results of operations.

EMPLOYEES

         At June 30, 1997, Continucare employed approximately 200 individuals and managed approximately 60 individuals providing services on behalf of Continucare. Continucare has no collective bargaining agreement with any unions and believes that its overall relations with its employees are good.

INSURANCE

         Continucare carries general liability, comprehensive property damage, medical malpractice, workers' compensation and other insurance coverages that management considers adequate for the protection of Continucare's assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against Continucare in excess of its insurance coverage could have a material adverse effect on Continucare.

PREDECESSOR COMPANY

     Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"), which was incorporated on February 12, 1996 as a Florida corporation ("Old Continucare"). As a result of the Merger, the shareholders of Old Continucare became the shareholders of Zanart, Zanart changed its name to Continucare Corporation, and Zanart's Board of Directors and management became comprised of designees of Continucare. In December 1996, the Company discontinued Zanart's business of designing and marketing collectible art.


ITEM 2.       PROPERTIES

         Continucare leases approximately 13,500 square feet of space for its corporate offices in Miami, Florida under a lease expiring in September 2001 with average annual base rent lease payments of $180,312.

ITEM 3.       LEGAL PROCEEDINGS

         In July 1997, the Company received a demand for arbitration relating to a claim by a former shareholder of Old Continucare prior to the Merger alleging securities fraud in connection with the redemption of his shares. The former shareholder is seeking rescission of the redemption agreement or, in the alternative, damages in excess of $5.0 million. The Company believes the claim is without merit and intends to vigorously defend the claim. Otherwise, the Company is not a party and its property is not subject to any material litigation nor, to the knowledge of management, is any such litigation presently threatened.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None - not applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

MARKET PRICE

         The principal U.S. market in which the Company's Common Stock is traded is the American Stock Exchange ("AMEX") (symbol: CNU). Prior to the Company's listing of its Common Stock on AMEX, which occurred on September 11, 1996, such shares of Common Stock were traded on the Nasdaq Small-Cap Market. The following table shows the high and low sales prices as reported on Nasdaq, and on AMEX for the Common Stock for the periods indicated below. These quotations have been obtained from Nasdaq and AMEX.

           PRICE PERIOD                             HIGH                 LOW
           ------------                             ----                 ---

           Fiscal Year 1996
                First Quarter                      $7.00                $2.37
                Second Quarter                      5.31                 2.62
                Third Quarter                       4.00                 1.50
                Fourth Quarter                      4.81                 1.75

           Fiscal Year 1997
                First Quarter                      13.12                 3.31(1)
                Second Quarter                     12.00                 7.62
                Third Quarter                       9.87                 5.87
                Fourth Quarter                      6.38                 5.19

         -----------------------

         (1)      On August 9, 1996, the Merger was consummated.

         As of June 30, 1997, there were 115 holders of record of the Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations. Any future determination as to the payment of cash dividends on the Common Stock will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. There can be no assurance that the Company will pay any cash dividends on the Common Stock in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-KSB, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Certain factors that might cause such a difference include the following: (1) limited operating history of Continucare in current business, (2) various risks associated with the acquisition of businesses including the expenses associated with the integration of the acquired businesses, difficulties in assimilating the operations of the acquired entities, and diversion of management resources; (3) statutory and regulatory changes, retroactive and prospective rate adjustments administrative rulings and funding restrictions, any of which could limit or reduce reimbursement levels; (4) ability to attract and retain a sufficient number of qualified medical professionals; and (5) fluctuations in the volume of services rendered and/or the number of patients using the Company's services.

GENERAL

         The Company provides a continuum of outpatient and ancillary healthcare services with a primary focus on outpatient treatment of musculoskeletal injuries and diseases, such as arthritis, osteoporosis, stroke and traumatic injuries. The Company's services include physical rehabilitation, physician practice management, home healthcare, behavioral health management and laboratory services within its physician practices. Commencing its current business in February 1996, the Company has derived substantially all of its revenues from contracts to provide management, staffing and billing services for physical rehabilitation and behavioral health programs in hospitals and freestanding rehabilitation centers. The Company is actively expanding its Florida Network to establish a mature continuum services model to replicate in other selected markets. See "Business -- Recent Developments" and Note 3 to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. Continucare commenced operations in its current business on February 12, 1996. Accordingly, comparative data for the fiscal year ended June 30, 1997 is not available, and the Company has limited its discussions with respect to these periods. The following table sets forth, for the periods indicated the percentage of total revenues represented by certain items in the Company's Consolidated Statement of Income. The percentage period to period increase (decrease) of certain income and expense items is not presented as they are not comparable periods.


                                                                     PERCENT OF TOTAL REVENUE
                                                                        FISCAL YEAR ENDED
                                                                ---------------------------------
                                                                  YEAR ENDED      INCEPTION(1) TO
                                                                    JUNE 30,         JUNE 30,
                                                                      1997             1996
                                                                ---------------   ---------------
Revenues..................................................           100.0%            100.0%

Expenses:

   Payroll and employee benefits..........................            45.6              38.8

   Provision for bad debt.................................            13.1               9.7

   Professional fees......................................            10.4               8.1

   General and administrative.............................             8.5               2.3

   Depreciation and amortization..........................             1.5                --
                                                                ---------------   ---------------

         Total expenses...................................            79.1              58.9
                                                                ---------------   ---------------

Income from operations....................................            20.9              41.1

Other income (expense)


   Interest income (expense), net.........................             1.2              (0.9)

   Minority Interest......................................            (1.2)             (1.3)

   Other..................................................            (0.1)               --
                                                                ---------------   ---------------

         Other expenses...................................            (0.1)             (2.2)
                                                                ---------------   ---------------

Income before income taxes and cumulative effect..........            20.8              38.9

Provision for income taxes................................            (8.6)            (13.2)
                                                                ---------------   ---------------

Net income................................................            12.2              25.7
                                                                ===============   ===============


------------------

(1)      February 12, 1996

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

REVENUES

         During fiscal year ended June 30, 1997, Continucare derived the majority of its revenues from contracts to manage and provide staffing and billing services for behavioral health programs in hospital and free standing rehabilitation centers. These contracts represented approximately $11,950,000, or 85.9% of total revenues as compared to 100% of revenues for the period from February 12, 1996 (inception) to June 30, 1996, representing approximately $2,507,000. The increase in these revenues is primarily due to the fact that the Company had operations for less than five months in the prior period as compared to a full year in the fiscal year ended June 30, 1997 as well as an increase in the number of such contracts from nineteen at June 30, 1996 to up to thirty during fiscal year 1997. At June 30, 1997, the Company provided management, staffing and/or billing services to fifteen behavioral health programs. The Company intends to focus its development efforts in the area of managed care rather than Medicare for behavioral health services. See "Business -- Recent Developments." During fiscal year ended June 30, 1997, the Company also derived revenues from the management and ownership of comprehensive outpatient rehabilitation facilities ("CORFs") and the ownership of physician practices acquired in the Arthritis Rehab Acquisition. These operations commenced during the fiscal year ended June 30, 1997 and, as such, there were no comparable revenues for the period from February 12, 1996 (inception) to June 30, 1996. CORF revenues during the year ended June 30, 1997 were approximately $924,000, or 6.6% of total revenues. Physician practice revenues were approximately $1,042,000, or 7.5% of total revenues as a result of the Arthritis Rehab Acquisition consummated in April 1997.

EXPENSES

         Payroll and employee benefits for the fiscal year ended June 30, 1997 were approximately $6,348,000. Of total consolidated payroll and employee benefits for the year, approximately $2,846,000 or 44.8%, was attributable to the employees of the clinical staffing services provided by the Company to behavioral health programs in hospital and free standing rehabilitation centers, approximately $759,000 or 12.0%, was attributable to non-clinical employees providing management services to those facilities, approximately $499,000 or 7.9%, was attributable to the physician practices acquired in the Arthritis Rehab Acquisition, approximately $389,000 or 6.1%, was attributable to the operation and management of the CORFs, and the remainder was attributable to corporate employees. Payroll and employee benefits increased to 45.6% of total revenues in the current year, from 38.8% of total revenues in the prior period from February 12, 1996 (inception) to June 30, 1996. This increase was primarily attributable to the increase in staffing necessary to support growth.

         The provision for bad debt for the year ended June 30, 1997 was approximately $1,818,000. Of the total consolidated provision for bad debts, approximately $1,635,000, 89.9%, was attributable to revenues and accounts receivables generated from the contracts to manage and provide staffing and billing services for behavioral health programs in hospital and free standing rehabilitation centers. The provision for bad debt increased from 9.7% of total revenues in the period from February 12, 1996 (inception) to June 30, 1996 to 13.1% of total revenues for the current fiscal year. During fiscal year ended June 30, 1997, the Company was in the process of obtaining Medicare certifications on behalf of certain of the mental health rehabilitation programs it manages. The certifications were not obtained until the third fiscal quarter of the current year. As a result of the delay in obtaining the certifications for these centers, the Company experienced delays in the collection of its receivables and, accordingly, increased the provision for bad debt for those programs amounting to approximately $742,000. See further discussion in "Liquidity and Capital Resources."

         Professional fees for the year ended June 30, 1997 $1,451,000, 10.4% of total revenues, and include consulting, legal and other professional fees. Of total consolidated professional fees for the fiscal year, $420,000 represent fees under a subcontract agreement with a company which provides billing services on behalf of the Company.

         General and administrative expenses ("G&A") were approximately $1,177,000, for the fiscal year ended June 30, 1997. G&A for the year was comprised of expenses such as rent, utilities, travel and supplies. G&A increased to 8.5% of total revenues, from 2.3% in the period from February 12, 1996 (inception) to June 30, 1996. This increase was primarily attributable to the following: (1) increase in rent and utilities due to the expansion of operations, the additional locations acquired in the Arthritis Rehab Acquisition, and the move of the corporate offices to a larger space in Miami, Florida; (2) increase in travel expenses as the Company obtained contracts to manage mental health rehabilitation programs in facilities in other states including Texas, Illinois and Ohio; and (3) increase in office and medical supplies due to the expansion of operations and services.

INTEREST

         Net interest income for the fiscal year ended June 30, 1997 was approximately $165,000, 1.2% of total revenues, and was primarily attributable to interest earned on the $6,600,000 of proceeds from the private placement of 3,300,000 shares of common stock at $2.00 per share in August 1996 (the "Private Placement") and the proceeds of approximately $5,442,000 received from the acceleration of the exercise period of the Series A Warrants in December 1996.

MINORITY INTEREST AND LOSS ON PURCHASE OF MINORITY INTEREST

         Minority interest was approximately $162,000, 1.2% of total revenues, for the year ended June 30, 1997 and represented a 25% interest held by a third-party in the earnings of a Continucare subsidiary. Effective December 31, 1996, the Company purchased the interest held by the third-party owner for 40,000 shares of Company Common Stock. As a result, the minority interest on the Company's consolidated balance sheet as of December 31, 1996, approximately $195,000, was eliminated and a loss on the purchase of approximately $9,000 was recorded.

PROVISION FOR INCOME TAXES

         The provision for income taxes on a consolidated basis for the year ended June 30, 1997 was approximately $1,201,000, 8.6% of total revenues, as a result of income before taxes of approximately $2,908,000 for the year. The provision for income taxes was calculated at a rate of approximately 39.2%, which estimates the blended statutory federal and state income tax rates.

NET INCOME

         Continucare's consolidated net income for the fiscal year ended June 30, 1997 was approximately $1,707,000, 12.2% of total revenues, and was primarily attributable to operations related to the contracts to manage and provide staffing and billing services to behavioral health programs in hospital and free standing rehabilitation centers. The operations of the physician practices and related arthritis rehabilitation centers from the Arthritis Rehab Acquisition in April of 1997 represent approximately $139,000 of total consolidated net income.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") is not presented as an alternative to operating results or cash flow from operations as determined by Generally Accepted Accounting Principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBITDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

         EBITDA was approximately $2,960,000 for the year ended June 30, 1997.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATIONS OF CONTINUCARE DURING THE PERIOD FROM FEBRUARY 12, 1996 (INCEPTION) TO JUNE 30, 1996.

REVENUES

         Continucare derived substantially all of its revenues from contracts to manage behavioral health programs in hospitals and free standing rehabilitation centers. Continucare's revenues for the period from February 12, 1996 (inception) to June 30, 1996 were approximately $2,507,000, of which $1,688,000 were derived from such management agreements. Continucare also recognizes revenues from clinic staffing and billing services in connection with such programs. These operations were obtained by a subsidiary of Continucare on May 1, 1996 through the acquisition of certain contracts, assets and liabilities. Revenues received from these services from May 1, 1996 to June 30, 1996 were approximately $819,000.

EXPENSES

         Payroll and employee benefits for the period from February 12, 1996 (inception) to June 30, 1996 were approximately $973,000, or 38.8% of total revenues. Of total consolidated payroll and employee benefits, approximately $542,000 or 56%, was payroll and benefits paid to the employees of the clinical staffing services provided by the Company.

         Continucare's provision for bad debt for the period from February 12, 1996 (inception) to June 30, 1996 was approximately $243,000, or 9.7% of total revenues.

         Professional fees are comprised primarily of legal and audit fees. In addition, total professional fees for the period from February 12, 1996 (inception) to June 30, 1996 of $204,000 included approximately $70,000 under a subcontract agreement with a third party.

         General and administrative expenses ("SG&A") were approximately $54,000, 2.3% of total revenues, for the period from February 12, 1996 (inception) to June 30, 1996 and were comprised primarily of costs such as rent, public relations and travel.

INTEREST

         Interest expense was approximately $23,000, or less than 1% of total revenues, for the period from February 12, 1996 (inception) to June 30, 1996 and was comprised primarily of interest on a note payable to a shareholder of the Company (the "Shareholder Note"). The Shareholder Note bears interest at 10% per annum and was satisfied in full in August 1997.

MINORITY INTEREST

         Minority interest was approximately $33,000, or 1.3% of total revenue. The minority interest represents a 25% interest held by a third party in the net income of a Continucare subsidiary .

PROVISION FOR INCOME TAXES

         The provision for income taxes for the period from February 12, 1996 (inception) to June 30, 1996 was approximately $332,000, 13.2% of total revenues, and was calculated at a rate of approximately 34% which equals the statutory federal income tax rate.

NET INCOME

         Continucare had net income of approximately $645,000 for the period from February 12, 1996 (inception) to June 30, 1996.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

     EBITDA was approximately $1,000,000 for the period from February 12, 1996 (inception) to June 30, 1996, or approximately 39.9% of total revenues.

LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended June 30, 1997, net cash used in operating activities was approximately $3,667,000, primarily as a result of the increase in other receivables of approximately $5,000,000 and in accounts receivable exclusive of the effect of acquisitions of approximately $2,032,000 during the year. During this time, the Company had been in the process of obtaining Medicare certification for five of the mental health rehabilitation programs it manages which would facilitate the collection of the accounts receivable from such programs. The Company obtained such certification during January and February of 1997. In addition, the Company, subsequent to June 30, 1997, renegotiated the payment terms of the receivables from certain of the mental health rehabilitation programs. As a result, the receivables balance will be discounted by approximately $742,000 which the Company has previously recorded as bad debt reserve against such receivables, the net balance of approximately $5,000,000 will be converted to a note receivable to be paid by the programs over a five year term with interest to accrue at 9% per annum. The $5,000,000 net balance has been reflected as Other Receivables in the Company's consolidated balance sheet at June 30, 1997. For the fiscal year ended June 30,

1997, net cash used in investing activities was approximately $3,879,000 primarily related to the $3,300,000 paid for the Arthritis Rehab Acquisition and the acquisition of property and equipment. Net cash provided by financing activities for the year was approximately $13,716,000, comprised primarily of the $6,600,000 of proceeds from the Private Placement in August 1996 and the proceeds of approximately $5,442,000 received from the acceleration of the exercise period of the Series A Warrants in December 1996.

         The Company's working capital was approximately $7,499,000 at June 30, 1997, compared to $2,019,000 at June 30, 1996. The improvement in working capital is primarily attributable to the cash generated from the proceeds of the Private Placement and the acceleration of the Series A Warrants and the increase in net accounts receivable, including the effects of the Arthritis Rehab Acquisition, of approximately $861,000 from June 30, 1996 to June 30, 1997.

         During 1997, the Company and First Union National Bank of Florida ("First Union") entered into a $2,000,000 Revolving Loan Promissory Note (the "Revolving Note"). Concurrently the Company and First Union executed a $3,000,000 Revolving Term Promissory Note (the "Term Note") and Security Agreement. Under the terms of the Revolving Note and the Term Note, the Company may elect the interest rate to be either the bank's prime plus 1/4 or the London InterBank Offered Rate ("LIBOR") plus 275 basis points. Interest on the Revolving Note is payable quarterly in arrears on any outstanding balances. Interest on advances made under the Term Note is due monthly in arrears for the first six months. On the seventh month and thereafter, interest and principal is due. In all events, the Notes mature and all unpaid principal and interest is due in full on November 15, 1999. The Notes are secured by substantially all of the assets of the Company and contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios, limit the incurrence of additional debt and limit the payment of dividends. As of June 30, 1997, the Company had borrowed a total of $2,500,000 under the Revolving Note and the Term Note which was used to fund a portion of the purchase price for the Arthritis Rehab Acquisition. In September 1997, the Company borrowed the remaining $2,500,000 under the Term Note to fund a portion of the purchase price for the acquisition of a Florida based home healthcare company.

         The Company is currently contemplating various acquisitions. The financing of these transactions may be funded from a variety of sources, including bank financing or the issuance of notes which may be convertible into the Company's Common Stock. The Company anticipates that the cash flow from operations, together with the cash received in the Private Placement, the cash received from pre-Merger Zanart as a result of the Merger, the cash received from the acceleration of the exercise period of the Series A Warrants, and the funds obtained from other financing arrangements will be used to make acquisitions in order to grow its operations and pursue its business strategy. Based upon current expectations, the Company believes that cash flow from operations will be sufficient to meets its working capital requirements for fiscal year 1998, although there can be no assurance that it will be able to do so. See "Business - Recent Developments."

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements included herein, commencing at page F-1, have been prepared in accordance with Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The accounting firm of Arthur Andersen LLP ("Arthur Andersen") represented pre-Merger Zanart as its independent accountants during fiscal years 1996 and 1995 and was dismissed by the Board of Directors on November 15, 1996 in connection with the Merger. During the fiscal years ended 1996 and 1995 and subsequent interim period, there were no disagreements between pre-Merger Zanart and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Arthur Andersen's reports on the financial statements of pre-Merger Zanart for the fiscal years ended 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         The accounting firm of Deloitte & Touche LLP ("Deloitte & Touche") represented pre-Merger Continucare as its independent accountants during the period from February 12, 1996 (inception) to June 30, 1996 and was appointed as the Company's independent accountants by the Board of Directors for fiscal year 1997. There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the period that operations have been audited by Deloitte & Touche.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.      EXECUTIVE COMPENSATION

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1)        Financial Statements

                     Reference is made to the Index set forth on page F-1 of this Annual Report on Form 10-KSB.

      (a)(2)         Financial Statement Schedules

                     None

      (a)(3)         Exhibits

        3.1          Restated Articles of Incorporation of Company, as amended. (4) (Exhibit 3.1)

        3.2          Restated Bylaws of Company. (4) (Exhibit 3.2)

        4.1          Form of certificate evidencing shares of Common Stock. (4) (Exhibit 4.1)

       10.1          Employment Agreement between the Company and Charles M. Fernandez dated as of September 11,
                     1996. (2) (Exhibit 10.36)


       10.2          Employment Agreement between the Company and Susan Tarbe dated as of September 23, 1996.(3)

       10.3          Agreement and Plan of Merger by and among Continucare Corporation, Zanart Entertainment
                     Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996. (1) (Exhibit 2)

       10.4          Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation,
                     Continucare Physician Practice Management, Inc., AARDS, Inc. and Sheridan Healthcorp. Inc. (6)
                     (Exhibit 10.1)

       10.5          Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation,
                     Continucare Physician Practice Management, Inc., Rosenbaum, Weitz & Ritter, Inc. and Sheridan
                     Healthcorp, Inc. (6) (Exhibit 10.2)

       10.6          Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation,
                     Continucare Medical Management, Inc., Arthritis & Rheumatic Disease Specialties, Inc. and
                     Sheridan Healthcare, Inc. (6) (Exhibit 10.3)

       10.7          Acquisition Facility ($3,000,000), Revolving Credit Facility ($2,000,000) and Security
                     Agreement among Continucare Corporation, Borrower and First Union National Bank of Florida,
                     dated November 14, 1996, as amended on March 4, 1997. (9)

       11.1          Computation of Earnings Per Common Share. (7)

       16.1          Acknowledgment letter from Arthur Andersen LLP regarding its dismissal as the Company's independent public accountants. (5)

       21.1          Subsidiaries of the Company.  (7)

       27.1          Financial Data Schedule (7)

Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934

        (1)       Current Report Form 8-K dated August 9, 1996.

        (2)       Form 10-KSB filed with the Commission on September 30, 1996.

        (3)       Form 10-KSB filed with the Commission on October 21, 1996.

        (4)       Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3
                  Registration Statement filed on October 29, 1996.

        (5)       Form 8-K/A filed with the Commission on December 3, 1996.

        (6)       Form 8-K filed with the Commission on April 25, 1997.

        (7)       Filed herewith.

(b) There was one report on Form 8-K filed with the SEC in the fourth quarter of fiscal 1997. The Form 8-K was filed on April 25, 1997 and amended on Form 8-K/A filed on June 24, 1997 regarding the acquisition of certain arthritis rehabilitation centers and affiliated physician practices from Sheridan Healthcorp, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONTINUCARE CORPORATION

                                     By: /s/ CHARLES M. FERNANDEZ
                                         --------------------------------------
                                         Charles M. Fernandez
                                         Chairman of the Board, Chief Executive
                                         Officer, and President

Dated:    September 26, 1997

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                   TITLE                                   DATE
-------------------------------------   --------------------------------------      ------------------------------
/s/CHARLES M. FERNANDEZ                 Chairman of the Board, Chief Executive             September 26, 1997
-------------------------------------      Officer and President (principal
Charles M. Fernandez                       executive officer)

/s/PHILLIP FROST, M.D.                  Vice Chairman of the Board                         September 26, 1997
-------------------------------------
Phillip Frost, M.D.

/s/MARIA T. SOSA                        Principal Accounting Officer (principal            September 26, 1997
-------------------------------------      financial officer and principal
Maria T. Sosa                              accounting officer)

/s/ARTHUR M. GOLDBERG                   Director                                           September 26, 1997
-------------------------------------
Arthur M. Goldberg

/s/RICHARD B. FROST                     Director                                           September 26, 1997
-------------------------------------
Richard B. Frost

/s/MARK J. HANNA                        Director                                           September 26, 1997
-------------------------------------
Mark J. Hanna

/s/ELIAS F. GHANEM, M.D.                Director                                           September 26, 1997
-------------------------------------
Elias F. Ghanem, M.D.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                                 ----

Report of Independent Accountants.........................................................        F-2

Consolidated Balance Sheets as of June 30, 1997 and 1996..................................        F-3

Consolidated Statements of Income for the year ended June 30, 1997 and
      the Period from February 12, 1996 (inception) to June 30, 1996......................        F-4

Consolidated Statements of Shareholders' Equity as of June 30, 1997 and 1996..............        F-5

Consolidated Statements of Cash Flows for the year ended June 30, 1997 and
      the Period from February 12, 1996 (inception) to June  30, 1996.....................        F-6

Notes to Consolidated Financial Statements................................................        F-7


INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
   Continucare Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Continucare Corporation and subsidiaries (the "Company") as of June 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended June 30, 1997 and for the period February 12, 1996 (inception) to June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the year ended June 30, 1997 and the period February 12, 1996 (inception) to June 30, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Miami, Florida
September 23, 1997

                             CONTINUCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                           JUNE 30,        JUNE 30,
                                                             1997            1996
                                                         -----------      -----------

                                     ASSETS

Current assets
    Cash and cash equivalents                            $ 6,989,580      $   819,066
    Accounts receivable, net
    of allowance for doubtful
    accounts of $1,061,468 and
    $146,692, respectively                                 2,829,426        1,967,978
    Prepaid expenses and other current assets                401,814              800
                                                         -----------      -----------
        Total current assets                              10,220,820        2,787,844
Other receivables                                          5,000,000               --
Property and equipment, net                                1,176,049            4,806
Goodwill, net                                              1,452,557               --
Other intangible assets, net                                 980,910            1,499
Other assets, net                                            515,274           15,872
Deferred tax asset, net                                      505,699           54,875
                                                         -----------      -----------
    Total assets                                         $19,851,309      $ 2,864,896
                                                         ===========      ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                     $   285,518      $   288,675
    Accrued expenses                                         924,018           44,210
    Accrued interest payable                                  37,295           23,161
    Current portion of notes payable                         811,133               --
    Current portion of capital lease obligation               44,055               --
    Income and other taxes payable                           619,445          412,686
                                                         -----------      -----------
        Total current liabilities                          2,721,464          768,732
Notes payable                                              2,330,367          655,000
Long-term debt                                               181,551               --
                                                         -----------      -----------
        Total liabilities                                  5,233,382        1,423,732
                                                         -----------      -----------
Minority interest                                                 --           32,686
                                                         -----------      -----------
Commitments and contingencies                                     --               --
Shareholders' equity
    Common stock; $0.0001 par value;
    100,000,000 shares authorized, issued
    and outstanding - 10,888,993, 6/30/97;
    6,666,667, 6/30/96                                         1,089              667
    Additional paid-in capital                            14,549,884          763,202
    Retained earnings                                      2,351,284          644,609
    Treasury Stock (1997 - 2,930,000 shares)              (2,284,330)              --
                                                         -----------      -----------
        Total shareholders' equity                        14,617,927        1,408,478
                                                         -----------      -----------
    Total liabilities and shareholders' equity           $19,851,309      $ 2,864,896
                                                         ===========      ===========







The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                         FOR THE PERIOD FROM
                                                                          FEBRUARY 12, 1996
                                             FOR THE YEAR ENDED            (INCEPTION) TO
                                               JUNE 30, 1997                JUNE 30, 1996
                                             -------------------         -------------------

Revenues:
   Management fees                              $12,874,592                 $ 2,507,063
   Net patient service revenue                    1,041,793                          --
                                                -----------                 -----------
Total revenues                                   13,916,385                   2,507,063

Expenses
   Payroll and employee benefits                  6,348,195                     973,412
   Provision for bad debt                         1,818,293                     242,664
   Professional fees                              1,450,790                     203,625
   General and administrative                     1,176,516                      54,430
   Depreciation and amortization                    208,936                         362
                                                -----------                 -----------
Total expenses                                   11,002,730                   1,474,493
                                                -----------                 -----------

Income from operations                            2,913,655                   1,032,570
                                                -----------                 -----------

Other income (expenses)
   Interest income (expense), net                   165,253                     (23,204)
   Income applicable to minority interest          (162,235)                    (32,686)
   Other                                             (9,081)                         --
                                                -----------                 -----------
Other expenses                                       (6,063)                    (55,890)

Income before taxes                               2,907,592                     976,680
Provision for income taxes                        1,200,917                     332,071
                                                -----------                 -----------
Net income                                      $ 1,706,675                 $   644,609
                                                ===========                 ===========


Earnings per common share
and common equivalent share                     $      0.16                 $      0.10
                                                ===========                 ===========

Earnings per common share
and common equivalent share
assuming full dilution                          $      0.16                 $      0.10
                                                ===========                 ===========









The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      ADDITIONAL                                         TOTAL
                                        COMMON         PAID-IN          RETAINED         TREASURY      SHAREHOLDERS'
                                        STOCK          CAPITAL          EARNINGS           STOCK           EQUITY

Issuance of 100 shares
     for initial capitalization
     of Company                     $        100     $        900                                       $      1,000

Issuance of stock in subsidiary
     to purchase net assets                   --          762,869                                            762,869

Stock split                                  567             (567)                                                --

Net income                                    --               --      $    644,609                          644,609
                                    ------------     ------------      ------------                     ------------


Balance at June 30, 1996            $        667     $    763,202      $    644,609                     $  1,408,478

Issuance of stock related
     to private placement
     net of costs                            330        6,499,670                --                        6,500,000

Issuance of stock/merger
     with Zanart net of
     merger costs                            290        1,845,428                --                        1,845,718

Exercise of stock warrants                    91        5,441,584                --                        5,441,675

Buyout of minority
     interest in subsidiary                    4               --                --                                4

Repurchase of stock                         (293)              --                --     $(2,284,330)      (2,284,623)

Net income                                    --               --         1,706,675              --        1,706,675
                                    ------------     ------------      ------------     -----------     ------------


Balance at June 30, 1997            $      1,089     $ 14,549,884      $  2,351,284     $(2,284,330)    $ 14,617,927
                                    ============     ============      ============     ===========     ============










The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE PERIOD FROM
                                                                                 FEBRUARY 12, 1996
                                                            FOR THE YEAR ENDED    (INCEPTION) TO
                                                               JUNE 30, 1997      JUNE 30, 1996
                                                            ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $  1,706,675      $    644,609
    Adjustments to reconcile net income
    to cash (used in) provided by
    operating activities:
         Depreciation and amortization                              208,936               362
         Bad debt expense                                         1,818,293           242,664
         Loss on purchase of minority interest                        9,081                --
         Income applicable to minority interest                     162,235            32,686
         Changes in assets and liabilities,
          excluding the effect of acquisitions:
         Increase in accounts receivable                         (2,031,859)       (1,445,590)
         Increase in prepaid expenses and
          other current assets                                     (368,373)             (800)
         Increase in other receivables                           (5,000,000)               --
         Increase in intangible assets                             (249,063)           (1,579)
         Increase in other assets                                  (499,402)          (12,346)
         Increase in deferred tax asset, net                       (450,824)          (54,875)
         Increase in accounts payable and accrued expenses          813,681           332,885
         Increase in accrued interest payable                        14,134            23,161
         Increase in income and other taxes payable                 199,179           406,976
                                                               ------------      ------------
Net cash (used in) provided by operating activities              (3,667,307)          168,153
                                                               ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in acquisitions                                        (3,342,500)               --
Property and equipment additions                                   (536,091)           (5,087)
                                                               ------------      ------------
Net cash used in investing activities                            (3,878,591)           (5,087)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of related shareholder
    notes payable                                                        --           655,000
    Payments to acquire treasury stock                           (2,284,623)               --
    Issuance of common stock to purchase minority
     interest                                                      (204,000)               --
    Principal repayments under capital lease obligation             (27,105)               --
    Proceeds received from Private Placement                      6,600,000                --
    Proceeds from acceleration of Series A Warrants               5,441,675                --
    Costs incurred associated with Private Placement
    & Merger                                                       (225,000)               --
    Proceeds from Term and Revolving Notes                        2,500,000                --
    Proceeds from issuance of common stock                        1,970,715             1,000
    Repayment of loan from HCMP                                     (55,250)
                                                               ------------      ------------
Net cash provided by financing activities                        13,716,412           656,000
                                                               ------------      ------------
Net increase in cash and cash equivalents                         6,170,514           819,066
Cash and cash equivalents at beginning of period                    819,066                --
                                                               ------------      ------------
Cash and cash equivalents at end of period                     $  6,989,580      $    819,066
                                                               ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Cash paid for income taxes                                     $  1,457,000      $         --
                                                               ============      ============

Cash paid for interest                                         $     86,348      $         43
                                                               ============      ============

Purchase of furniture and fixtures
    with proceeds of capital
    lease obligation                                           $    252,712      $         --
                                                               ============      ============

Purchase of assets and liabilities
    in exchange for subsidiary stock                           $         --      $    762,869
                                                               ============      ============

During fiscal year 1997, the Company purchased all of the capital stock of AARDS, INC., and Arthritis & Rheumatic Disease Specialties, Inc.,(the "Physician Practices") for $3,300,000. The acquisition was recorded under the purchase method of accounting. The fair values of the Physician Practices' assets and liabilities at the date of acquisition are presented below:

        Fair value of assets acquired                   $ 1,221,458
        Intangible assets                                 2,149,092
        Accounts payable and accrued expenses               (70,550)
                                                        -----------
            Cash paid                                   $ 3,300,000
                                                        ===========

The Company purchased certain assets of a comprehensive outpatient rehabilitation facility in Florida (the "Aventura-CORF") for $85,000. The acquisition was recorded under the purchase method of accounting. The Company assumed the Medicare Provider Number of the Aventura-CORF in exchange for $42,500 cash paid at closing and a $42,500 promissory note.

The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

Description of Business - Continucare Corporation ("Continucare" or the "Company"), together with its subsidiaries, provides a continuum of outpatient and ancillary healthcare services. The Company provides services such as physical rehabilitation, physician practice management, behavioral health management and laboratory services within its physician practices. At June 30, 1997, the Company, through its wholly-owned subsidiaries, managed fifteen behavioral health programs in six hospitals in Florida, Missouri and Illinois, nine freestanding centers in Florida and Tennessee, and a comprehensive outpatient rehabilitation facility ("CORF"). Since the acquisition of certain arthritis rehabilitation centers in April 1997, the Company has focused on the outpatient treatment of musculoskeletal injuries and diseases, such as arthritis and osteoporosis. The Company has also entered into a management agreement with Bally's Total Fitness ("Bally") whereby the Company will provide outpatient rehabilitation services at Bally's Total Fitness centers. During the next three years, the Company expects to open outpatient rehabilitation centers at Bally facilities in Florida, Texas, Illinois and Ohio. Historically the Company has derived substantially all of its revenues from contracts to provide management, staffing and billing services to behavioral health programs in hospitals and freestanding rehabilitation centers (collectively, the "Providers") (see Note
13).

Zanart Merger - Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"), which was incorporated on February 12, 1996 as a Florida corporation ("Old Continucare"). As a result of the Merger, the shareholders of Old Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. In December 1996, in conjunction with the merger agreement, Zanart disposed of its assets and liabilities relating to its licensing business. The assets remaining and recorded on Continucare's financial statements were approximately $2,000,000 in cash and a $152,000 note receivable. The remaining balance on the note at June 30, 1997 was written off.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company defines cash and cash equivalents as those highly liquid investments purchased with an original maturity of three months or less.

Accounts Receivable - In the normal course of providing management services under the contracts with Providers, the Company extends credit to its customers. The Company performs ongoing credit evaluations of its customers and records allowances for potential losses based on management's expectations of their ultimate collection. The Company also receives payment for services rendered from federal and state agencies, managed care health plans, commercial insurance companies and patients. The amount of payments received from such third-party payors is dependent upon mandated payment rates in the case of Medicare and Medicaid programs, and negotiated payment rates in the case of other third-party payors. The Company records an allowance for contractual adjustments which represents the difference between established rates and contractual obligations from third-party payors. The Company also provides an allowance for doubtful accounts for management fees, third-party payors and patients based on historical experience of amounts that result to be uncollectible. Accordingly, accounts receivable are reflected in the consolidated balance sheet net of such contractual allowances.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets are comprised primarily of the current portion of prepaid directors' and officers' insurance.

Other Receivables - Other receivables represent receivables which, subsequent to year end, will be converted to a note (see Note 13).

Other Assets - Other assets are comprised primarily of the non-current portion of prepaid directors' and officers' insurance, long-term deposits and deferred tax assets.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets, which range from three to five years. Repairs and maintenance costs are expensed as incurred. Improvements and replacements are capitalized.

Intangible Assets - Intangible assets are comprised of the following:

       Non-Compete Agreements - Non-compete agreements are being amortized on a straight-line basis over the terms of the agreements, typically two to ten years.

       Patient Lists - Patient lists are amortized over five to ten years, using the straight-line method.

       Goodwill - Goodwill, the excess of the aggregate purchase price over the fair value of the net assets acquired is amortized over lives ranging from twenty to thirty years using the straight-line method. The goodwill includes the value assigned to the assembled workforce (employees of the acquired business).

       Other Intangibles - Represent organization costs incurred as a result of the Merger and the listing of shares of the Company's common stock on the American Stock Exchange, deferred acquisition, and deferred loan costs. These are being amortized using the straight line method over the lives of the underlying assets or agreements, which range from three to ten years.

The weighted average life of intangible assets related to acquisitions is twenty years. The carrying value of intangible assets is periodically reviewed by Management and impairments, if any, are recognized when the expected future undiscounted cash flows derived from such intangible assets are less than their carrying value.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Company has used the following market assumptions and/or estimation methods:

         Cash and cash equivalents - The carrying amount reported in the balance sheet is a reasonable estimate of fair value.

         Notes payable - The carrying values at June 30, 1997 and 1996 approximate fair value based on the terms of the notes.

Income Taxes - There are two components of the income tax provision, current and deferred. Current income tax provisions approximate taxes to be paid or refunded for the applicable period.

Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods. Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized.

Stock Options - In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact of such changes. The Company has adopted the provisions of SFAS 123, but will continue to account for options issued to employees or directors under the Company's non-qualified stock option plan in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The exercise prices of the Company's stock options equal the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized under APB 25.

Earnings per Share - Primary earnings per share is computed based upon the weighted average number of common and common equivalent shares outstanding, assuming proceeds from the assumed exercise of options were used to purchase common shares at the average market price during the period, unless such exercise would be antidilutive. Fully diluted earnings per share assumes that the proceeds from the assumed exercise of options were used to purchase common shares at the higher of the market value per share at the end of each period or the average market value during the period, unless such exercise is antidilutive.

Revenues - The Company historically has derived its revenues primarily based on management, billing and/or staffing contracts with Providers. The management contracts have terms ranging from one to fifteen years, and are cancelable by either party with 180 days notice. Revenues are recognized in the period earned and at the time services are rendered for employee leasing services. Revenues for billing services are recognized upon billing of services to the payors. The Providers receive reimbursement under either the Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or third-party payors for services provided by programs managed by the Company. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to the Company's clients which in return could affect the Company. A majority of the patients utilizing the Provider programs managed by the Company are covered by Medicare.

The Company's physician practices subsidiary derives its revenues from agreements with third-party payors, including government programs and managed care plans, under which the Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, or discounts from established charges. Revenues are recorded as estimated amounts due from patients and third-party payors for the healthcare services provided. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and all entities controlled by the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain prior year amounts have been reclassified to conform with the current period presentation.

New Accounting Pronouncements - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income or loss attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. This statement applies to entities with publicly held stock or potential common stock, is effective for financial statements issued for periods ending after December 15, 1997 and does not permit earlier application. This statement requires restatement of all prior period EPS data presented. The Company will adopt SFAS 128 in the second quarter of the fiscal year ending June 30, 1998. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the year ended June 30, 1997 and the period from February 12, 1996 (inception) to June 30, 1996, are as follows:

                                                         1997       1996
                                                         ----       ----
   Pro forma basic earnings per share                  $ 0.16      $ 0.10
   Pro forma diluted earnings per share                $ 0.16      $ 0.10

During February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 requires entities to explain, in summary form within their financial statements, the pertinent rights and privileges of the various securities outstanding. Information that shall be disclosed should include dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking fund requirements, unusual voting rights, and significant terms of contracts to issue additional shares. SFAS 129 is effective for periods ending after December 15, 1997.

During June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in general purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format, but requires an entity to (a) classify items of other comprehensive income by their nature and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification for earlier periods provided for comparative purposes.

Also during June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report selected information about operating segments in annual financial statements and requires them to report selected segment information in interim financial reports issued to shareholders. SFAS 131, which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources to segments. SFAS 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company has not determined the effects, if any, that SFAS 131 will have on its consolidated financial statements.


NOTE 3 -  BUSINESS COMBINATIONS

On May 1, 1996, Continucare, through a subsidiary, acquired certain contracts, assets and liabilities of Joanne Telmosse Consulting, Inc. ("Consulting"), based in Coral Springs, Florida, a provider of billing and collection services. Concurrently, the Company acquired certain contracts, assets and liabilities of ProCare Staffing, Inc. ("ProCare", a related company of Consulting by common ownership), which offers permanent, long-term and short-term employee leasing to physicians, community hospitals, community mental health centers and partial hospitalization programs. In exchange for the net assets acquired, the Company issued 25 shares of the acquiring subsidiary's common stock (representing a 25% interest in such subsidiary, the "Minority Interest") to the common owner of the acquired companies. Continucare recorded as additional paid-in capital $762,869, which the Company estimates is the fair value of the net assets acquired. The transaction was accounted for under the purchase method. Accordingly, the accounts of Consulting and ProCare have been consolidated with those of Continucare for periods subsequent to May 1, 1996, the effective date of the acquisition.

In conjunction with the acquisitions of Consulting and ProCare, the Company entered into a subcontract agreement with Medical Billing Service Systems, Inc., which is a related company of Consulting and ProCare by common ownership (the "Subcontract Agreement"), whereby Medical

Billing Service Systems, Inc. is to provide the billing and collection services for the contracts acquired by the Company from Consulting in return for a $35,000 monthly fee. The Subcontract Agreement is cancelable without cause by either party with 180 days notice.

Effective December 31, 1996, (the "Effective Date"), the Company purchased the 25% Minority Interest in exchange for 40,000 shares of Continucare common stock, $0.0001 par value, having a market value of $204,000 on the Effective Date. Such amounts were offset against a receivable due from the minority shareholder. As a result, the Minority Interest on Continucare's consolidated balance sheet, approximately $195,000 as of the Effective Date, was eliminated and a loss on the purchase of minority interest of approximately $9,000 was recorded.

On November 12, 1996, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to purchase certain assets of a Medicare certified comprehensive outpatient rehabilitation facility (the "Aventura-CORF"). The Aventura-CORF provides various physical rehabilitation services to patients in the South Florida area and bills the Medicare program for the cost of covered CORF services rendered to Medicare beneficiaries. Under the terms of the Asset Purchase Agreement, the Company assumed the Medicare Provider Number of the Aventura-CORF in exchange for $85,000 (the "Purchase Price"). The Purchase Price consisted of cash at closing of $42,500 and a promissory note (the "Promissory Note") in the amount of $42,500. The Promissory Note, which bears interest at 10% per annum, provides for full payment of all principal and accrued interest on November 12, 1997. This acquisition was accounted for under the purchase method and, accordingly, the accounts of the Aventura-CORF have been consolidated with those of Continucare for periods subsequent to November 12, 1996, the acquisition date.

On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., a wholly-owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisition included the purchase of AARDS, INC., a Florida corporation formerly known as Norman B. Gaylis, M.D., Inc., of Rosenbaum, Weitz & Ritter, Inc., a Florida corporation, and of Arthritis & Rheumatic Disease Specialties, Inc., a Florida corporation (the "Physician Practices"), from Sheridan Healthcare, Inc. ("Sheridan"). The aggregate purchase price was approximately $3,300,000 of which approximately $2,500,000 was borrowed by the Company under the Company's Revolving Note and Term Note (see Note 6). As a result of the acquisitions, goodwill and other intangible assets of approximately $2,149,000 was recorded, which is being amortized over weighted average life of 20 years.

The allocation of the purchase price is preliminary, while the Company continues to obtain information to determine the fair value of the assets acquired and the identifiable intangible assets.

The following unaudited pro forma statements of income reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisitions of the Physician Practices as if such had occurred as of the beginning of the period from February 12, 1996 (inception) to June 30, 1996 and the fiscal year ended June 30, 1997, after giving effect to certain pro forma adjustments as described below:

                                                                             For the Period From
                                                                                 Feb 12, 1996
                                                                                 (Inception)
                                                        June 30, 1997         to June 30, 1996
                                                      -----------------      -------------------
      Total revenues                                    $ 16,867,906             $  6,797,444
                                                        ============             ============

      Income from operations                               2,511,369             $    794,143
                                                        ============             ============

      Net income                                           1,176,957             $    309,508
                                                        ============             ============

      Earnings per common share
      and common equivalent share
           Primary                                      $       0.11             $       0.05
                                                        ============             ============
           Fully diluted                                $       0.11             $       0.05
                                                        ============             ============

Pro forma adjustments reflect the difference in compensation rates that are effective post-acquisition pursuant to employment agreements entered into in connection with the acquisitions and actual compensation expense recorded by the acquired entities, amortization of the resulting goodwill, and the accrual for interest expense on the funds borrowed to consummate the acquisitions.

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

A provision has been made and an allowance established for potential losses from receivables in the normal course of business. Since these allowances are based on estimates, there is no assurance that such allowances will be sufficient to cover unforeseen losses. The activity in the allowance account is as follows:

                                                               For the Period From
                                        For the Year Ended   Feb 12, 1996 (Inception)
                                          June 30, 1997         to June 30, 1996
                                        ------------------   ------------------------
Allowance for doubtful accounts:
     Beginning balance                      $   146,692           $    97,601
     Provision                                1,818,293               242,664
     Write-offs, net of recoveries             (903,517)             (193,573)
                                            -----------           -----------
     Ending balance                         $ 1,061,468           $   146,692
                                            ===========           ===========


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                                              Estimated
                                                                            useful lives
                                        June 30, 1997       June 30, 1996     (in years)
                                        -------------       -------------   ------------

Furniture, fixtures and equipment         $  951,207            $5,088           3 - 5
Furniture and equipment under
     capital lease                           252,712              -
Vehicles                                      23,000              -                5
Leasehold improvements                       107,161              -                5
                                          ----------            ------
                                          $1,334,080            $5,088
Less accumulated depreciation               (158,031)             (282)
                                          ----------            ------
                                          $1,176,049            $4,806
                                          ==========            ======

Depreciation expense for the year ended June 30, 1997 was $157,749. Depreciation expense for the period from February 12, 1996 (inception) to June 30, 1996 was $282.

On November 12, 1996, in connection with the Aventura-CORF acquisition, the Company entered into a noncancellable lease for certain furniture and equipment (the "Equipment Lease") that is classified as a capital lease. The Equipment Lease, which was entered into concurrent with the Asset Purchase Agreement for the Aventura-CORF on November 12, 1996, provides for monthly payments of approximately $5,300, including interest. In calculating the present value of the lease payments required under the Equipment Lease, the Company has used an incremental borrowing rate of 10% per annum. Payments under the Equipment Lease for the year ended June 30, 1997 were approximately $42,600 of which approximately $15,500 represented interest.

Future minimum lease payments under the Equipment Lease, including imputed interest, is as follows:

      For the year ending June 30,

                  1998                                               $ 63,900
                  1999                                                 63,900
                  2000                                                 63,900
                  2001                                                 63,900
                  2002                                                 21,320
                                                                     --------
                                                                      276,920
                  Less amount representing
                           imputed interest                            51,314
                                                                     --------
                  Present value of obligation under
                           capital lease                              225,606
                  Less current portion                                 44,055
                                                                     --------
                  Long-term capital lease obligation                 $181,551
                                                                     ========

NOTE 6 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following:
                                                            June 30,
                                                      1997             1996
                                                   ----------      ----------

Shareholder Note(a)                                $  599,000      $  599,750
Promissory Note(b)                                     42,500              --
HCMP Note(c)                                               --          55,250
Revolving Note and Term Note(d)                     2,500,000              --
                                                   ----------      ----------
                                                    3,141,500         655,000
Less:  current portion                                811,133              --
                                                   ----------      ----------
Long-term portion of debt                          $2,330,367      $  655,000
                                                   ==========      ==========

The maturity schedule of long-term debt as of June 30, 1997 is as follows:

   Fiscal year ending            Total
   ------------------         ----------

         1998                 $  811,133
         1999                    244,141
         2000                  2,086,226
                              ----------
                              $3,141,500
                              ==========


(a) The Shareholder Note, which is collateralized by substantially all of the Company's assets, bears interest at 10% per annum and is due, in full, on February 12, 1998. Interest on the Shareholder Note is due semiannually each August and February. Accrued interest and interest expense at June 30, 1997 and for the year then ended were $985 and $59,938 respectively. At June 30, 1996, the Shareholder Note was included as a component of Long-term Debt in the Consolidated Balance Sheet. Accrued interest and interest expense related to the Shareholder Note was $21,662 as of June 30, 1996 and for the period from February 12, 1996 to June 30, 1996. Subsequent to June 30, 1997, the Shareholder Note, together with accrued interest, was paid in full.

(b) In November 1996, the Company signed a Promissory Note for $42,500, which bears interest at 10% per annum, provides for full payment of all principal and accrued interest on November 12, 1997. Accrued interest and interest expense at June 30, 1997 and for the year then ended were $2,818 and $2,833, respectively.

(c) The note payable to Health Care Management Partners, Inc. (the "HCMP Note"), a company owned by three of the four shareholders of the Company at the time of the HCMP Note, had a balance of $55,250 at June 30, 1996. The HCMP Note bore interest at 10%, was due in full on February 12, 1998, and was subordinate to the Shareholder Note. For the period from February 12, 1996 (inception) to June 30, 1996, the interest expense related to the HCMP
    Note was $1,500. For the fiscal year ended June 30, 1997, interest expense on the HCMP Note was $4,144. In April 1997, the HCMP Note was settled in connection with the termination of certain consulting agreements (the "Consulting Agreements") with companies controlled by Mr. Miller and Mr. Goldstein. Such companies were related to Health Care Management Partners, Inc. through common ownership. Upon termination of the Consulting Agreements, all amounts due under the HCMP Note were included in the settlement.

(d) During 1997, the Company and First Union National Bank of Florida ("First Union") entered into a $2,000,000 Revolving Loan Promissory Note (the "Revolving Note"). Concurrently, the Company and First Union executed a $3,000,000 Revolving Term Promissory Note (the "Term Note") and Security Agreement. Under the terms of the Revolving Note and the Term Note, the Company may elect the interest rate to be either the bank's prime plus 1/4 or the London InterBank Offered Rate ("LIBOR") plus 275 basis points. Interest on the Revolving Note is payable quarterly in arrears on any outstanding balances. Interest on advances made under the Term Note is due monthly in arrears for the first six months. On the seventh month and thereafter, interest and principal is due. In all events, the Notes mature and all unpaid principal and interest is due in full on November 15, 1999. The Notes are secured by substantially all of the assets of the Company and contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios, limit the incurrence of additional debt and limit the payment of dividends. As of June 30, 1997, the Company was in compliance with the financial covenants of the notes. As of June 30, 1997, the outstanding principal balance under the Revolving Note and the Term Note was $2,500,000, which was used to fund a portion of the purchase price of the Physician Practice acquisition. Accrued interest payable and interest expense under the Revolving and the Term Note as of and for the year ended June 30, 1997 were $32,363 and $48,545 respectively. The interest rate for the Revolving Note and the Term Note as of June 30, 1997 was 8.75%.

NOTE 7 - STOCK OPTION PLAN AND WARRANTS

Stock Option Plan - In December 1996, the Company's shareholders approved the Company's Amended and Restated 1995 Stock Option Plan (the "Stock Option Plan") covering employees of the Company. The Stock Option Plan authorizes 1,200,000 shares for issuance upon the exercise of stock options. The Stock Option Plan authorizes (i) the granting of Incentive or Non-Qualified stock options to purchase Common Stock to employees of the Company determined to contribute significantly to the successful performance of the Company, (ii) the provision of loans for the purpose of financing the exercise of options and the amount of taxes payable in connection therewith, and (iii) the use of already owned Common Stock as payment of the exercise price for options granted under the Stock Option Plan.

The stock options outstanding as of February 12, 1996 (inception) relate to options issued by pre-Merger Zanart. In 1994, pre-Merger Zanart entered into two consulting agreements granting options to acquire 20,000 shares of Common Stock at a purchase price of $6.00 per share. These stock options have not been exercised or canceled as of June 30, 1997.

Under the terms of the Stock Option Plan, the exercise price for options granted is required to be at least the fair market value of the Company's common stock on the date of grant.

The following table summarizes information related to the Company's stock options activity for the year ended June 30, 1997 and the period from February 12, 1996 (inception) to June 30, 1996:

                                           YEAR ENDED             FEBRUARY 12, 1996 TO
                                          JUNE 30, 1997               JUNE 30, 1996
                                      NUMBER      WTD. AVG.       NUMBER       WTD. AVG.
                                    OF SHARES     EX. PRICE     OF SHARES     EX. PRICE
                                    ---------    ----------     ---------     ----------
Outstanding at beginning
     of the period                   20,000      $     6.00       20,000      $     6.00
Granted                             266,400      $     6.66           --              --
                                    -------      ----------      -------      ----------
Outstanding at end
     of the period                  286,400      $     6.62       20,000      $     6.00
                                    =======      ==========      =======      ==========
Exercisable at end
     of the period                   72,062                       12,500
                                    =======                      =======

The Company applies APB 25 and related interpretations in accounting for its stock option plan as described in Note 2. The fair value of each option granted is determined on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 0.636, risk-free interest rate of 6.32%, and expected option life of three years. The fair market value as of the various grant dates of the stock options is between $0.93 and $5.84 per stock option.

Warrants - On November 20, 1996, the Company, pursuant to the terms of the Series A Warrant Agreement, dated as of May 11, 1995 (the "Warrant Agreement"), between the Company and Fidelity Transfer Company (the prior Warrant Agent), accelerated the exercise period for each of the Company's issued and outstanding Series A Warrants (the "Warrants"). The exercise period was set to expire on December 20, 1996. As a result of the acceleration of the exercise period, approximately $5,440,000 was received by the Company. The exercise of the Warrants is reflected in the equity section of the accompanying consolidated balance sheet as of June 30, 1997. There are no warrants outstanding as of June 30, 1997.

NOTE 8 - INCOME TAXES

The components of the provision for income taxes for the year ended June 30, 1997 and for the period from February 12, 1996 (inception) to June 30, 1996 are as follows:

                                                  1997              1996
                                              -----------       -----------
Current income taxes:
     Federal                                  $ 1,410,318       $   337,776
     State                                        241,423            49,170
                                              -----------       -----------
          Total current                         1,651,741           386,946
                                              -----------       -----------
Deferred income taxes:
     Federal                                     (398,752)          (46,855)
     State                                        (52,072)           (8,020)
                                              -----------       -----------
          Total deferred                         (450,824)          (54,875)
                                              -----------       -----------
Total provision for income taxes              $ 1,200,917       $   332,071
                                              ===========       ===========

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 1997 and June 30, 1996 are as follows:

                                                  1997              1996
                                              -----------       -----------
Deferred tax assets:

     Bad debt reserve                         $   712,418       $    55,170
     Depreciable/amortizable assets                26,010                --
                                              -----------       -----------
     Gross deferred tax assets                    738,428            55,170
                                              -----------       -----------
Deferred tax liabilities:

     Depreciation and amortization                     --              (295)
     Change in tax accounting method             (197,770)               --
     Other                                        (34,959)               --
                                              -----------       -----------
     Gross deferred tax liabilities              (232,729)             (295)
                                              -----------       -----------
Net deferred tax asset                        $   505,699       $    54,875
                                              ===========       ===========

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate for the year ended June 30, 1997 and the period from February 12, 1996 (inception) to June 30, 1996 is as follows:

                                                  1997              1996
                                              -----------       -----------
Statutory federal rate                               34.0%             34.0%
State income taxes, net of federal
     income tax benefit                               4.1                --
Goodwill                                              0.4                --
Other                                                 0.7                --
                                              -----------       -----------
Effective tax rate                                   39.2%             34.0%
                                              ===========       ===========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements - The Company maintains employment agreements with certain officers and key executives expiring at various dates through July 2002. In addition, one employment agreement provides for one additional year term for each year of service by the executive. The agreements provide for base salaries in aggregate of approximately $755,000, annual increases, bonuses and stock option grants. The employment agreement with a certain officer also provides that in the event of a change in control of the Company, as defined therein, the officer is entitled to an acceleration of the remainder of the officer's term and the automatic vesting of any unvested stock options.

Insurance - As provided for in the management contracts with the Company's providers, the Company maintains annual claims made policies for general and professional liability insurance jointly with each of the providers. Coverage under the policies are $1,000,000 per incident and $3,000,000 aggregate. It is the Company's intention to renew such coverage on an on-going basis.

Consulting Agreements - Effective September of 1996, the Company entered into consulting agreements with a company controlled by Mr. Douglas Miller and a company controlled by Mr. Barry Goldstein (collectively, the "Consulting Agreements"). Messrs. Miller and Goldstein served as executive officers of CAC prior to the Merger. Each of the Consulting Agreements contained the following terms: (i) three year term, (ii) annual payments, payable semi-monthly, of approximately $325,000, (iii) ability of the Company to terminate the agreement without "cause" (as defined therein) with 30 days' notice, provided that the consultant will receive a termination payment equal to the amount otherwise payable under the Consulting Agreement through the end of the term over the period of the remaining term of the agreement, and (iv) ability of the Company to terminate the agreement for "cause" at any time with no payment due to the consultant. In April 1997, the Company terminated the Consulting Agreements with the companies controlled by Mr. Douglas Miller and Mr. Barry Goldstein. Concurrently, the Company repurchased approximately 1,262,000 shares of Company Common Stock from Messrs. Miller and Goldstein which were accounted for as treasury stock.

Leases - The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was $357,339 for the year ended June 30, 1997 and $630 for the period from February 12, 1996 (inception) to June 30, 1996. Future annual minimum payments under such leases as of June 30, 1997 are as follows:

    For the fiscal year ending June 30,

                      1998                    $   593,907
                      1999                        595,530
                      2000                        479,932
                      2001                        361,368
                      2002                         50,190
                                              -----------
                           Total              $ 2,080,927
                                              ===========

Concentrations of Revenues - The Company historically has generated the majority of its revenues by providing services under management or other similar arrangements. For the year ended June 30, 1997, the Company generated approximately 68.0% of total revenues from CMHC's owned by two individuals. Additionally, during the same period, approximately 10.5% of total revenues were derived from a certain hospital chain. No other facility and/or chain accounted for 10% or more of the Company's total revenues.

Legal Proceedings - In July 1997, the Company received a demand for arbitration relating to a claim by a former shareholder of CAC prior to the Merger alleging securities fraud in connection with the redemption of his shares. The former shareholder is seeking rescission of the redemption agreement or, in the alternative, damages in excess of $5,000,000. The Company believes the claim is without merit and intends to vigorously defend the claim. Otherwise, the Company is not a party and its property is not subject to any material litigation nor, to the knowledge of management, is any such litigation presently threatened.

NOTE 10 - EMPLOYEE BENEFIT PLAN

As of January 1, 1997, the Company adopted a tax qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to contribute to the 401(k) Plan up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($9,500 in 1996). The Company matches 33% of the contributions of employees, up to 6% of each employee's salary. All employees who were employed at January 1, 1997, and new hires who thereafter attain at least three months' service, are eligible to participate in the 401(k) Plan. Participants in the plan do not vest in the employer contribution until the end of the plan year.

The Trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Code, so that contributions to the 401(k) Plan, and income earned on the 401(k) Plan contributions, are not taxable until withdrawn. Matching contributions by the Company are deductible when made.

NOTE 11 - BUSINESS SEGMENTS

The Company operates one reportable segment, the physician practices which is comprised of the operations acquired from Sheridan on April 10, 1997. Information concerning this segment for the fiscal year ended June 30, 1997 is shown in the table below. There were no separately identifiable segments in operation during the period from February 12, 1996 (inception) to June 30, 1996. Income from operations is total revenue less operating expenses. In computing income from operations, interest expense and other income and expenses, including interest income, have not been considered. Identifiable assets by segment are those assets that are used in the Company's operation in each segment. General corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment, and deferred financing costs.


                                                               For the Year Ended
                                                                   June 30, 1997
                                                               ------------------

             Revenues:
                  Physician practices                              $ 1,041,793
                  Management fees                                   12,874,592
                                                                   -----------
                       Consolidated revenues                       $13,916,385
                                                                   ===========

             Income from operations:
                  Physician practices                              $   142,488
                  Other                                              2,771,167
                  Interest expense                                    (145,790)
                  Other income, net                                    301,962
                                                                   -----------
                       Consolidated income from
                       continuing operations before
                       income taxes and minority interest          $ 3,069,827
                                                                   ===========

             Identifiable assets:
                  Physician practices                              $ 4,528,684
                  General corporate assets                          15,322,625
                                                                   -----------
                       Consolidated assets                         $19,851,309
                                                                   ===========

             Capital expenditures:
                  Physician practices                              $   548,885
                  Other                                                780,107
                                                                   -----------
                       Consolidated capital expenditures           $ 1,328,992
                                                                   ===========

             Depreciation and amortization:
                  Physician practices                              $    53,225
                  Other                                                155,711
                                                                   -----------
                       Consolidated depreciation and
                       amortization                                $   208,936
                                                                   ===========

NOTE 12 - RELATED PARTY TRANSACTIONS

At June 30, 1997, the Company is obligated to a shareholder under the Shareholder Note, for a note payable in the amount of approximately $599,000. Subsequent to June 30, 1997, the Shareholder Note, together with accrued interest, was paid in full.

From February 12, 1996 (inception) to June 30, 1996 and during the first two quarters of fiscal year ended June 30, 1997, the Company sublet office space from a company owned by certain shareholders of Continucare. The lease, which was a month-to-month agreement, called for monthly lease payments of approximately $4,000 and was terminated in October 1996 when the Company moved into its current offices in Miami, Florida.

From February 12, 1996 (inception) to June 30, 1996 and during the three quarters of fiscal year ended June 30, 1997, the Company provided certain management services to five facilities owned by Mr. Barry Goldstein and Mr. Doug Miller, shareholders of Continucare, in return for a management fee based on Continucare's estimated cost of providing such services. The management fee charged was calculated based on the ratio of patient volume represented by the five facilities to total patient volume managed by Continucare, applied to certain of Continucare's expenses that were related to the provision of such services. The resulting management fee was recorded by Continucare as a reduction of the respective expense financial statement line items. For the fiscal year ended June 30, 1997, management fees related to this agreement were approximately $878,000. For the period from February 12, 1996 (inception) to June 30, 1996, management fees were approximately $344,000. In April 1997, this agreement was terminated in connection with the Termination & Settlement Agreement between Continucare and Messrs. Miller and Goldstein.

In addition, during the period from February 12, 1996 (inception) to June 30, 1996 and during the first two quarters of fiscal year ended June 30, 1997, Continucare had contracted with a company owned, in part, by Messrs. Miller and Goldstein to provide certain managerial and administrative services to and on behalf of Continucare at cost. For the year ended June 30, 1997 and for the period from February 12, 1996 (inception) to June 30, 1996, total expenses incurred by the Company for these services totaled approximately $314,000 and $408,000, respectively, and are recorded in the appropriate expense categories in the Consolidated Statements of Income. This agreement was also terminated in connection with the Termination & Settlement Agreement between Continucare and Messrs. Miller and Goldstein in April 1997.

During the fiscal year ended June 30, 1997 and at June 30, 1996, the Company was obligated under the HCMP Note to a company owned by certain shareholders of the Company at that time. In April 1997, the HCMP Note was settled in connection with the Termination & Settlement Agreement between Continucare and Messrs. Miller and Goldstein.


NOTE 13 - SUBSEQUENT EVENTS

On July 10, 1997, the Company acquired a certain arthritis and rheumatic health care provider and related physician practices. The aggregate purchase price was approximately $360,400 paid in cash. The acquisition will be accounted for under the purchase method of accounting.

On July 15,1997, the Company acquired a certain start-up, Medicare-certified home health agency in Dade County, Florida for an aggregate purchase price of $400,000 paid in cash. The acquisition will be accounted for under the purchase method of accounting.

On September 19, 1997, the Company acquired the stock of Maxicare, Inc., a Florida based home health agency, for a purchase price of $3,000,000. At closing, $2,700,000 was paid in cash, of which $2,500,000 was borrowed by the Company under the Term Note. The remaining $300,000 is due in equal installments at the end of years two and three and is contingent on various factors. Maxicare is certified by the Healthcare Financing Administration and is licensed in the state of Florida as a Medicare and Medicaid home health agency. The acquisition will be accounted for under the purchase method of accounting.

The Company is renegotiating the payment terms of the receivables from certain of the mental health rehabilitation programs. As a result, the receivables balance will be discounted by approximately $742,000 which the Company has previously recorded as bad debt reserve against such receivables, and the net balance of approximately $5,000,000 will be converted to a note receivable to be paid by the programs over a five year term with interest to accrue at 9% per annum (included as Other Receivables as of June 30, 1997). The note will be secured by all assets of the business.

In August 1997, the Company entered into an asset purchase agreement to acquire the assets of Doctors Health Group (the "DHG Acquisition") for an aggregate purchase price of approximately $14.5 million, of which $1.5 million will be paid in common stock of the Company, par value $0.0001 ("Common Stock"). The Company has also entered into a letter of intent to sell its Medicare behavioral health management contracts with freestanding centers and hospitals and is currently negotiating the purchase of the assets of a Florida based company that provides behavioral health services to outpatient physician centers and hospitals through managed care contracts at eight locations which represents approximately $11.9 million of current revenues. In addition, the Company has entered into a letter of intent to purchase three Florida based companies that provide healthcare services to the cruise line industry and to outpatient centers through managed care contracts for a purchase price between $2.5 and $5.0 million, of which 80% will be paid in Common Stock of the Company. The closings of these transactions are subject to various conditions, including satisfactory completion of due diligence investigations, negotiations of final terms regarding financial and other conditions to closing, obtaining necessary consents and approvals and, in certain cases, securing financing. The financing of these transactions may be funded from a variety of sources, including bank financing, or the issuance of notes which may be convertible into the Company's common stock. There can be no assurance that these transactions will be consummated or, if consummated, will result in financial or other benefit to the Company.

                                  EXHIBIT INDEX




      10.7      Acquisition Facility ($3,000,000), Revolving Credit Facility ($2,000,000) and Security Agreement
                among Continucare Corporation, Borrower, and First Union National Bank of Florida, dated
                November 14, 1996, as amended on March 4, 1997.

      11.1      Computation of Earnings Per Common Share

      21.1      Subsidiaries of the Company

      27.1      Financial Data Schedule