Form 10KSB40/A
period 1997-06-30
CONTINUCARE CORP
filed 1997-10-28
CIK 803352

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the fiscal year ended June 30, 1997 were $13,916,385.

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

      Transactional Small Business Disclosure Format. Yes [ ]    No [X]


================================================================================

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

NAME                         AGE         POSITION
----                         ---         --------

Charles M. Fernandez          35         Chairman of the Board, Chief Executive Officer and President

Phillip Frost, M.D.           61         Vice Chairman of the Board

Susan Tarbe                   41         Executive Vice President and General Counsel

Joseph P. Abood               43         Chief Financial Officer and Treasurer

Steven J. Baldwin             49         Senior  Vice  President of Physical Rehabilitation and
                                         Ancillary Services

Norman B. Gaylis, M.D.        47         Senior Vice President, Chief Operating Officer of Physician
                                         Practice Division

Carlis R. Sabinson            53         Vice President of Compliance and Security

Arthur M. Goldberg            55         Director

Richard B. Frost              48         Director

Mark J. Hanna                 48         Director

Elias F. Ghanem, M.D.         58         Director

         CHARLES M. FERNANDEZ co-founded Continucare in February of 1996 and has been involved in all aspects of its operations since that time serving as its Chairman of the Board, President and Chief Executive Officer. Since 1985 and prior to founding Continucare, Mr. Fernandez was the Executive Vice President and Director of Heftel Broadcasting Corporation ("HBC"), a public company owning a network of radio stations. At HBC, Mr. Fernandez was involved in the acquisition of 17 broadcast companies and played an instrumental role in HBC's growth in revenues from $4 million in 1985 to approximately $65 million in 1995. Mr. Fernandez has also been an officer of Bally Entertainment Corporation since January 1996, where he provides advice concerning growth and acquisitions for Bally in Florida and Latin America.

         PHILLIP FROST, M.D. has served as Vice Chairman of Continucare since September 1996. Dr. Frost has served, since 1987, as Chairman of the Board and Chief Executive Officer of IVAX Corporation, a Florida corporation ("IVAX"), the world's largest generic pharmaceutical manufacturer. He served as IVAX's President from July 1991 until January 1995. Dr. Frost also serves as Vice Chairman of the Board of Pan American World Airways, Inc. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1970 to 1992. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceutical, Inc. from 1972 to 1986. He is Vice Chairman of the Board of Directors of North American Vaccine, Inc. ("NAV"), and a Director of American Exploration Company, which is engaged in oil and gas exploration and production, NaPro BioTherapeutics, Inc., a biopharmaceutical research and development firm ("NaPro"), Whitman Education Group, which is engaged in proprietary education ("Whitman") and Northrup

Grumman. He is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange. Dr. Frost is the uncle of Richard B. Frost.

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

         JOSEPH P. ABOOD joined Continucare as its Chief Financial Officer and Treasurer in October 1997. Prior to joining the Company, Mr. Abood practiced as an independent consultant since 1994 to various HMO's and hospitals. As a consultant, Mr. Abood analyzed and implemented managed care financial systems. Simultaneously, in 1995, Mr. Abood served as an adjunct professor in the area of finance at the University of Miami School of Business. From 1991 to 1994, Mr. Abood served as Secretary and Treasurer of Ramsay-HMO, Inc. and served as Chief Financial Officer of its HMO Subsidiary from 1987 to 1994. Mr. Abood is a certified public accountant and was previously employed by both Ernst & Young and Deloitte & Touche.

         STEVEN J. BALDWIN joined Continucare in September 1997 as Senior Vice President of Physical Rehabilitation and Ancillary Services. From 1987 to 1995, Mr. Baldwin served as Chief Operating Officer and later as President of Pro Rehab, a significant contract service subsidiary of Continental Medical Systems ("CMS") which had acquired Pro Rehab. The sale of Pro Rehab to CMS included a non-compete for Mr. Baldwin which expired June 30, 1997. From December, 1996 to prior to joining Continucare, Mr. Baldwin served as a rehab consultant for the Presbyterian Healthcare System in Charlotte, North Carolina. From 1985 to 1987, Mr. Baldwin functioned in various senior management positions for Nova Care during the period it completed its initial public offering. From 1983 to 1984, Mr. Baldwin conducted speech therapy in a sole practice specializing in geriatric care.

         NORMAN B. GAYLIS, M.D. joined Continucare in April 1997 upon consummation of the Arthritis Rehab Acquisition. Dr. Gaylis has been a practicing rheumatologist in Florida for over twenty years. He is Board certified in rheumatology, and is an Associate Professor of rheumatology at the University of Miami School of Medicine.

         CARLIS R. SABINSON joined Continucare in March 1997 as the Vice President for Compliance and Security. Prior to joining the Company, Mr. Sabinson served at the Federal Bureau of Investigation (the "FBI") for over twenty-six years in various capacities, including serving as the head of the Economic Crime Program in the FBI's Miami Division and as Supervisor of the FBI's Civil Rights Program. Mr. Sabinson was also an instructor at the FBI Academy and FBI liaison to the White House, U.S. Supreme Court, and the U. S. Department of Justice.

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

         RICHARD B. FROST has served as a Director of Continucare since September 1996. Mr. Frost has been Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Mergers Group, Inc. ("FH") since its formation in October 1993. Mr. Frost also serves as a director of Pan American World Airways, Inc. Mr. Frost was the Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Acquisition from April 1993 until January 1996. From June 1992 to May 1994, Mr. Frost held similar positions at Frost Hanna Halpryn until the merger of Sterling Healthcare, Inc. and Sterling Healthcare Group, Inc. with and into a wholly-owned subsidiary of Frost Hanna Halpryn (the "Sterling Merger"). From February 1992 through May 1992, Mr. Frost was Regional

Director of GKN Securities Corp., a broker-dealer ("GKN"). Mr. Frost was a Vice President and Branch Manager of Dean Witter Reynolds.

         MARK J. HANNA has served as a Director of Continucare since September 1996. Mr. Hanna also serves as a director of Pan American World Airways, Inc. Mr. Hanna has been the President and a member of the Board of Directors of FH since its formation on October 1993. Mr. Hanna was the President and a member of the Board of Directors of Frost Hanna Acquisition from April 1993 until January 1996. Mr. Hanna held similar positions at Frost Hanna Halpryn from June 1992 until the Sterling Merger in May 1994. From February 1992 through May 1992, Mr. Hanna was a registered representative with GKN. From January 1992 through February 1992, Mr. Hanna was a registered representative with Barron Chase Securities, Inc. From September 1990 through January 1992, Mr. Hanna was a registered representative with Prudential Bache Securities, Inc.

         ELIAS F. GHANEM, M.D. was appointed to the Board in December 1996. Dr. Ghanem has been a practicing physician since 1971. Dr. Ghanem created a health care system in Nevada in 1989. In 1994, Dr. Ghanem expanded his healthcare products to include a health maintenance organization and a national healthcare consulting firm.

         The Company's directors do not currently receive any cash compensation for service on the Board of Directors but may be reimbursed for certain expenses in connection with attendance at Board of Directors meetings or other meetings on the Company's behalf. The Company's directors are eligible to receive options in the Company's Stock Option Plan.


ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and each of the most highly compensated executive officers of the Company whose total annual salary and bonus, determined as of the end of the fiscal year ended June 30, 1997, exceeded $100,000 (the "Named Executive Officers"). No executive officer of the Company's predecessor was paid in excess of $100,000 in fiscal years 1996 or 1995.

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                      ------------
                                     ANNUAL COMPENSATION                                 NO. OF
                            -------------------------------------        OTHER         SECURITIES
        NAME AND             FISCAL                                     ANNUAL         UNDERLYING       ALL OTHER
   PRINCIPAL POSITION         YEAR      SALARY ($)     BONUS ($)     COMPENSATION       OPTIONS       COMPENSATION
   ------------------         ----      ----------     ---------     ------------       -------       ------------

Charles M. Fernandez,
  President and Chief         1997        327,880        20,000          36,360(1)          -0-            -0-
  Executive Officer.....

Susan Tarbe, Executive
  Vice President and
  General Counsel.......      1997         97,000        40,000(2)          -0-(3)       100,000          1,118(4)

-------------------

(1) Includes $13,155 in car allowance and $20,205 in insurance benefits.

(2) Includes a signing bonus in the amount of $2,500 and a bonus paid in September 1997 for services rendered in fiscal 1997.

(3) The total perquisites and other personal benefits provided is less than 10% of the total annual salary and bonus to such officer.

(4) Reflects matching contributions to the Company's 401(k) plan which is earned during fiscal 1997 but not paid until December 31, 1997.

         The Company has entered into employment agreements with Charles M. Fernandez, Susan Tarbe, Norman B. Gaylis and Joseph P. Abood. Mr. Fernandez's employment agreement is for a term of three years plus one additional year for each year of service and became effective on September 11, 1996, and provides for an annual base salary of $350,000 and a bonus of $100,000 payable in 20 equal installments of $5,000 over the first five years of such agreement. Pursuant to the terms of Mr. Fernandez's employment agreement, he may receive additional bonuses at the discretion of the Board. Mr. Fernandez is prohibited from competing with the Company for the duration of his employment agreement and for a period of two years thereafter unless he is terminated without cause, and he is additionally prohibited from disclosing confidential information.

         Ms. Tarbe's employment agreement, as amended, is for a term of three years commencing September 23, 1996, and provides for an annual base salary of $180,000 and a bonus as may be determined by the Chairman and approved by the Board. Under the terms of Ms. Tarbe's employment agreement, she received an option to purchase 100,000 shares of the Company at $5.00 per share, of which 20,000 shares vested one year from the date of grant and the remaining 80,000 shares will vest pro rata on the second, third and fourth anniversary of the dates of grant. The option vested 20% on the first anniversary of the date of grant and the remaining 80,000 shares vest pro rata on the second, third and fourth anniversaries of the grant. Upon a change in control of the Company, Ms. Tarbe is entitled to an acceleration of the remainder of her employment agreement and automatic vesting of any unvested portion of her aforementioned warrant. Ms. Tarbe is prohibited from competing with the Company for the duration of her employment agreement and for a period of ninety days thereafter unless she is terminated without cause, and she is additionally prohibited from disclosing confidential information.

         Dr. Gaylis's employment agreement is for a period of four years commencing April, 1997, and provides for an annual base salary of $450,000 renewable at the sole discretion of the Company, subject to adjustment upon certain conditions. Under the terms of Dr. Gaylis' employment agreement, Dr. Gaylis is entitled to annual incentive compensation of 50% of earnings before interest, taxes, depreciation and amortization ("EBITDA") derived from his professional services at designated offices where EBITDA is in excess of $365,000. Dr. Gaylis is prohibited from competing with the Company and soliciting any employee or contractor of the Company for the duration of his employment agreement and for a period of two years thereafter. Additionally, Dr. Gaylis is prohibited form disclosing confidential information.

         Mr. Abood's employment agreement is for a period of two years commencing October 20, 1997 and provides for (i) a base salary of $115,000 for the first year and $120,000 for the second year and (ii) guaranteed bonus payments of $10,000 annually with additional bonus as may be determined at the sole discretion of the Chief Executive Officer or the Company's Board of Directors. Under the terms of Mr. Abood's employment agreement, he received an option to purchase 50,000 shares of the Company at $6.25 per share, of which 10,000 shares vested upon execution of the employment agreement and 15,000 shares vest on the first and second anniversaries of the date of grant. Mr. Abood is prohibited from competing with the Company for the duration of his employment agreement and for a period of six months, unless terminated without cause, and he is prohibited form soliciting the Company's employees for a period of one year following termination of employment. Additionally, Mr. Abood is prohibited from disclosing confidential information.

OPTION GRANTS DURING FISCAL 1997

         OPTION GRANTS TABLE. The following table sets forth certain information concerning grants of stock options made during fiscal 1997 to each of the Named Executive Officers. The Company did not grant any stock appreciation rights in fiscal 1997.


                                        INDIVIDUAL OPTION GRANTS IN 1997
-----------------------------------------------------------------------------------------------------------------
                              SHARES OF COMMON
                              STOCK UNDERLYING      % OF TOTAL GRANTED
           NAME                OPTIONS GRANTED         TO EMPLOYEES       OPTION PRICE ($)     EXPIRATION DATE
           ----                ---------------         ------------       ----------------     ---------------

Susan Tarbe                        100,000               115,000               $5.00               9/23/06


AGGREGATED OPTION EXERCISES IN 1997 AND YEAR END OPTION VALUES

         The following table sets forth information with respect to (i) the number of unexercised options held by the Names Executive Officers as of June 30, 1997, and (ii) the value as of June 30, 1997 of unexercised in-the-money options. No options were exercised by any of the Named Executive Officers in 1997.

                                     NUMBER OF SECURITIES                          VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED OPTIONS                      IN-THE-MONEY OPTIONS
                                       AT JUNE 30, 1997                           AT JUNE 30, 1997 ($)(1)
                              ----------------------------------            ------------------------------------
                              EXERCISABLE           UNEXERCISABLE           EXERCISABLE            UNEXERCISABLE
                              -----------           -------------           -----------            -------------
Susan Tarbe                        0                   100,000                   0                    87,500

-------------------

(1) Market value of shares covered by in-the-money options on June 30, 1997, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been satisfied.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 15, 1997 concerning the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all executive officers and directors of the Company as a group. All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person's spouse.

NAME AND ADDRESS                        AMOUNT AND NATURE OF          PERCENT OF
OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(1)      COMMON STOCK(2)
-------------------                    -----------------------      ---------------

Charles M. Fernandez                       1,616,667(3)                  14.85%
   100 S.E.  Second Street
   36th Floor
   Miami, FL 33131

Susan Tarbe                                   20,000(4)                       *
   100 S.E.  Second Street
   36th Floor
   Miami, FL 33131

Arthur M. Goldberg                           925,000(5)                   8.49%
   3930 Howard Hughes Parkway
   Las Vegas, Nevada 89109

Dr. Phillip Frost                          1,068,333(6)                   9.81%
   4400 Biscayne Boulevard
   Miami, FL 33137

Richard B. Frost                             306,000                      2.81%
   7700 W. Camino Real
   Boca Raton, FL 33433

Mark J. Hanna                                307,000                      2.82%
   7700 W. Camino Real
   Boca Raton, FL 33433

Douglas Miller                               955,666(7)                   8.78%
   303 Egret Lane
   Fort Lauderdale, FL 33327

Barry Goldstein                              940,666(7)                   8.64%
   1900 N.E. 211th Street
   North Miami Beach, FL 33179

All directors and executive officers
  as a group (10 persons)                  4,243,000                     38.97%

-----------------------------------

 *  Less than one percent.

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

(2) Based on 10,888,993 shares outstanding as of September 15, 1997.

(3) All of the shares of Common Stock are owned of record by the Fernandez Family Limited Partnership.

(4) Represents shares of Common Stock underlying options granted which are currently exercisable.

(5) All of the shares of Common Stock owned beneficially by Arthur M. Goldberg are owned of record by Sailfish Investments, LLC. The members of Sailfish Investments, LLC are Mr. Goldberg and the Arthur M. Goldberg Lifetime Trust.

(6) Includes (i) 1,058,333 shares owed beneficially by Frost Nevada Limited Partnership and (ii) 10,000 shares owned by Dr. Frost individually.

(7) Messrs. Miller and Goldstein have each agreed not to sell more than 15,000 shares of Common Stock during any 30-day period.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1997, the Company was obligated to Charles M. Fernandez for a note payable in the amount of $599,750 (the "Fernandez Note"). The Fernandez Note was paid in full in August 1997. The Fernandez Note bore interest at 10% per annum and matured on February 12, 1998. Accrued interest and interest expense related to this note was $60,923 as of and for the period ended June 30, 1997.

         During the 1996 and 1997 fiscal years, the Company received management fees of $344,000 and $878,000, respectively for managing four facilities owned by a company that is controlled by Douglas Miller and Barry Goldstein, each of whom own more than 5% of the Company's Common Stock. In addition, during the 1996 and 1997 fiscal years, the actual costs of expenses incurred by such company for managerial and administrative services performed by it on behalf of Continucare was $408,000 and $314,000, respectively. Also, at the time of the Merger with Zanart, Continucare entered into consulting agreements with two companies controlled by Messrs. Miller and Goldstein. Under such consulting agreements, Messrs. Miller and Goldstein were paid consulting fees of $188,000 and $199,000, respectively, during fiscal 1997. All of these arrangements were terminated during the 1997 fiscal year, at which time the Company redeemed an aggregate of 1,262,000 shares of Common Stock from Messrs. Miller and Goldstein.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

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

         10.5 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., Rosenbaum, Weitz & Ritter, Inc. and Sheridan Healthcorp, Inc. (6) (Exhibit 10.2)

         10.6 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Medical Management, Inc., Arthritis & Rheumatic Disease Specialties, Inc. and Sheridan Healthcare, Inc. (6) (Exhibit 10.3)

         10.7 Acquisition Facility ($3,000,000), Revolving Credit Facility ($2,000,000) and Security Agreement among Continucare Corporation, Borrower, and First Union National Bank of Florida, dated November 14, 1996, as amended on March 4, 1997.
                  (7) (Exhibit 10.7)

         10.8 Lease Agreement, dated as of the 29th day of August 1996, between Miami Tower Associates Limited Partnership and Continucare Corporation, as amended (8)

         10.9 Physician Employment Agreement, dated as of the 10th day of April, 1997, by and between Arthritis and Rheumatic Disease Specialties, Inc. and Norman Gaylis, M.D. (8)

         10.10 First Amendment, dated as of the 17th day of September, 1997, to Employment Agreement, dated August 23, 1996, between the Company and Susan Tarbe. (8)

         10.11 Employment Agreement, dated as of the 20th day of October, 1997, by and between Continucare Corporation and Joseph P. Abood. (8)

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

         (3)      Form 10-KSB filed with the Commission on October 21, 1996.

         (4) Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.

         (5)      Form 8-K/A filed with the Commission on December 3, 1996.

         (6)      Form 8-K filed with the Commission on April 25, 1997.

         (7)      Form 10-KSB filed with the Commission on October 29, 1997.

         (8)      Filed herewith.

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


                                   CONTINUCARE CORPORATION



                                   By:  /s/ Charles M. Fernandez
                                        --------------------------------------
                                        Charles M. Fernandez
                                        Chairman of the Board, Chief Executive
                                        Officer, and President


Dated: October 28, 1997

                                 EXHIBIT INDEX


      Exhibit   Description
      -------   -----------

       10.8 Lease Agreement, dated as of the 29th day of August 1996, between Miami Tower Associates Limited Partnership and Continucare Corporation, as amended.

       10.9 Physician Employment Agreement, dated as of the 10th day of April, 1997, by and between Arthritis and Rheumatic Disease Specialties, Inc. and Norman Gaylis, M.D.

       10.10 First Amendment, dated as of the 17th day of September, 1997, to Employment Agreement, dated August 23, 1996, between the Company and Susan Tarbe.

       10.11 Employment Agreement, dated as of the 20th day of October, 1997, by and between Continucare Corporation and Joseph P. Abood.