Form 10QSB
period 1997-09-30
CONTINUCARE CORP
filed 1997-11-13
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


                                 (305) 350-7515
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X    No
                          -----     -----

At November 13, 1997, the Registrant had 11,444,388 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheets - September 30, 1997 (Unaudited) and June 30, 1997 ......       3

Consolidated Statements of Income - Three Months Ended September 30, 1997 (Unaudited)
and 1996 (Unaudited) ................................................................       4

Consolidated Statements of Cash Flows - Three Months Ended
September 30, 1997 (Unaudited) and 1996 (Unaudited) .................................       5

Notes to Consolidated Financial Statements - September 30, 1997 (Unaudited) .........       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS ...................................................      10

PART II - OTHER INFORMATION .........................................................      14

SIGNATURE PAGE ......................................................................      15


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,          JUNE 30,
                                                                         1997               1997
                                                                    -------------        ------------
                                                                     (Unaudited)
                           ASSETS
Current assets
         Cash and cash equivalents                                   $  4,507,552        $  6,989,580
         Accounts receivable, net of allowance
         for doubtful accounts of $1,150,551 and $1,061,468,
         respectively                                                   3,534,682           2,829,426
         Prepaid expenses and other current assets                        525,522             401,814
                                                                     ------------        ------------
                  Total current assets                                  8,567,756          10,220,820
Other receivables                                                       5,600,000           5,000,000
Property and equipment, net                                             1,230,491           1,176,049
Goodwill, net                                                           3,249,523           1,452,557
Other intangible assets, net                                            2,568,314             980,910
Other assets, net                                                         574,300             515,274
Deferred tax asset, net                                                   505,699             505,699
                                                                     ------------        ------------
                  Total assets                                       $ 22,296,083        $ 19,851,309
                                                                     ============        ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable                                            $    929,817        $    285,518
         Accrued expenses                                               1,113,848             924,018
         Accrued interest payable                                          32,372              37,295
         Current portion of notes payable                               5,042,500             811,133
         Current portion of capital lease obligation                       45,126              44,055
         Income and other taxes payable                                    79,647             619,445
                                                                     ------------        ------------
            Total current liabilities                                   7,243,310           2,721,464
Long-term debt                                                            209,546             181,551
Long-term accrued expenses                                                150,000                  --
Notes payable                                                                  --           2,330,367
                                                                     ------------        ------------
            Total liabilities                                           7,602,856           5,233,382
                                                                     ------------        ------------
Commitments and contingencies                                                  --                  --

Shareholders' equity
         Common stock; $.0001 par value; authorized
         100,000,000 shares; issued and outstanding
         10,888,993 at September 30, 1997 and
         at June 30, 1997                                                   1,089               1,089
         Treasury stock, 2,930,000 shares                              (2,284,330)         (2,284,330)
         Additional paid-in-capital                                    14,549,884          14,549,884
         Retained earnings                                              2,426,584           2,351,284
                                                                     ------------        ------------
            Total shareholders' equity                                 14,693,227          14,617,927
                                                                     ------------        ------------

Total liabilities and shareholders' equity                           $ 22,296,083        $ 19,851,309
                                                                     ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      Three Months         Three Months
                                                                         Ended                Ended
                                                                  September 30, 1997   September 30, 1996
                                                                  ------------------   ------------------
Revenues
  Fees for medical services, net                                     $  2,205,165        $         --
  Management fees                                                       1,458,619           2,923,446
                                                                     ------------        ------------
Total Revenues                                                          3,663,784           2,923,446
                                                                     ------------        ------------


Expenses
  Payroll and employee benefits                                         2,309,207           1,367,910
  Provision for bad debt                                                   89,083             226,211
  Professional fees                                                       115,954             189,740
  General and administrative                                              949,575              44,555
  Depreciation and amortization                                           103,563               7,160
                                                                     ------------        ------------
  Total expenses                                                        3,567,382           1,835,576
                                                                     ------------        ------------

Income from operations                                                     96,402           1,087,870
                                                                     ------------        ------------

Other income (expenses)
  Interest income, net                                                     28,575              17,152
  Minority interest                                                            --             (79,047)
                                                                     ------------        ------------
  Other expenses                                                           28,575             (61,895)
                                                                     ------------        ------------

Income before taxes                                                       124,977           1,025,975
Provision for income taxes                                                 49,677             381,717
                                                                     ------------        ------------
Net income                                                           $     75,300        $    644,258
                                                                     ============        ============


Weighted average common shares used in the per share
computation - primary                                                  10,888,993           7,099,121
                                                                     ============        ============

Earnings per common share and common equivalent share                $       0.01        $       0.09
                                                                     ============        ============


Weighted average common shares used in the per share
computation -fully diluted                                             10,906,956           7,534,321
                                                                     ============        ============

Earnings per common share and common equivalent
share - fully diluted                                                $       0.01        $       0.09
                                                                     ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       THREE MONTHS        THREE MONTHS
                                                                          ENDED                ENDED
                                                                    SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                                    ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $    75,300          $   644,258
  Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
    Depreciation and amortization                                        103,563                7,160
    Bad debt expense                                                      89,083              226,211
    Income applicable to minority interest                                    --               79,047
    Changes in assets and liabilities, excluding the effect
    of acquisitions:
        (Increase) in accounts receivable                               (601,251)          (1,405,990)
        (Increase) in prepaid expenses and other current assets          (72,269)             (77,072)
        Decrease (increase) in intangible assets                         237,137              (45,329)
        (Increase) decrease in other assets                              (50,761)               7,102
        (Increase) in other receivables                                 (600,000)                  --
        Increase in accounts payable and accrued expenses .              444,295              743,191
        (Decrease) in accrued interest payable                            (4,923)             (16,739)
        Increase in unearned revenue                                          --               33,000
        (Decrease) increase in income and other taxes payable           (539,798)             374,995
                                                                     -----------          -----------
    Net cash (used) provided by operating activities                    (919,624)             569,834
                                                                     -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions                                       (46,373)            (258,267)
  Cash paid for acquisitions                                          (3,406,411)                  --
                                                                     -----------          -----------
Net cash used by investing activities                                 (3,452,784)            (258,267)
                                                                     -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Beechwood Repurchase                                                        --             (375,000)
  Proceeds from First Union Note                                       2,500,000                   --
  Principal repayment of Note Payable to Stockholder                    (599,000)                  --
  Principal repayments of obligation under capital lease ..              (10,620)                  --
  Cash received from pre-Merger Zanart                                        --            6,600,000

  Costs incurred associated with Private Placement &
  Merger                                                                      --             (225,000)
  Proceeds from issuance of common stock                                      --            2,196,000
                                                                     -----------          -----------
  Net cash provided by financing activities                            1,890,380            8,196,000
                                                                     -----------          -----------
Net (decrease) increase in cash and cash equivalents                  (2,482,028)           8,507,567
Cash and cash equivalents at beginning of period                       6,989,580              819,066
                                                                     -----------          -----------
Cash and cash equivalents at end of period                           $ 4,507,552          $ 9,326,633
                                                                     ===========          ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes                                           $    607,671        $         --
                                                                     ============        ============

Cash paid for interest                                               $     68,297        $         --
                                                                     ============        ============

On September 19, 1997, the Company purchased all of the capital stock of Maxicare, Inc., ("Maxicare") for $3,000,000 of which $2,700,000 was paid in cash. The remaining $300,000 is due in equal installments at the end of years two and three and is contingent on various factors. The acquisition was recorded under the purchase method of accounting. The fair values of Maxicare's assets and liabilities at the date of acquisition are presented below:

Fair value of assets acquired                                                     $  196,757
Intangible assets                                                                  2,995,269
Accounts payable and accrued expenses                                               (492,026)
                                                                                  ----------
    Cash paid                                                                     $2,700,000
                                                                                  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997 as set forth in the Company's Form 10-KSB.

NOTE 2 - BUSINESS COMBINATION

On September 19, 1997, the Company acquired the stock of Maxicare, Inc. ("Maxicare"), a Florida based home health agency, for a purchase price of $3,000,000. At closing, $2,700,000 was paid in cash, of which $2,500,000 was borrowed by the Company under a term note which was paid in full on October 30,1997. The remaining $300,000 is due in equal installments at the end of years two and three and is contingent on various factors. Maxicare is certified by the Healthcare Financing Administration and is licensed in the state of Florida as a Medicare and Medicaid home health agency. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $3.0 million and is being amortized using the straight line method over a weighted average life of twenty years. As of September 30, 1997, the consolidated financial statements include the accounts of Maxicare. The Consolidated Statements of Income include their operations from the purchase date.

The following unaudited pro forma statements of income reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of Maxicare as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:

                                                        Three Months Ended      Three Months Ended
                                                        September 30, 1997      September 30, 1996
                                                        ------------------      ------------------
Total revenues                                            $  3,663,784             $ 5,780,038
                                                          ============             ===========

Income from operations                                    $     96,402             $ 1,012,712
                                                          ============             ===========

Net Income                                                $     75,300             $   570,519
                                                          ============             ===========

Earnings per common share
and common equivalent share
         Primary                                          $       0.01             $      0.08
                                                          ============             ===========

         Fully diluted                                    $       0.01             $      0.08
                                                          ============             ===========

Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.

NOTE 3 - CONVERTIBLE NOTES OFFERING

On October 30, 1997, the Company issued $46.0 million of 8% convertible subordinate notes due 2002 in a private offering not required to be registered under the Securities Act of 1933, as amended. The notes, which are not redeemable until October 31, 2000, will be convertible into shares of common stock of the Company at a conversion price of $7.25 per share at any time after 60 days. Interest on the notes is payable semiannually beginning April 30, 1998. Continucare intends to use the net proceeds of the offering for acquisitions, working capital and other general corporate purposes.

NOTE 4 - SHAREHOLDERS' EQUITY

During the three months ended September 30, 1997, options to purchase 620,000 shares of common stock, none of which are currently vested, have been granted at an exercise price equal to the fair market value on the day of grant of $5.125 per option.

The Company will adopt Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128") in the second quarter of the fiscal year. The earnings per share calculated under SFAS 128 are not materially different from the calculations as presented on the face of the financial statements.

NOTE 5 - ASSIGNMENT OF REVENUE CONTRACTS

On September 10, 1997, the Company assigned certain of its Medicare behavioral health management contracts with freestanding centers to a third party. In connection with this transaction, the Company discounted the related receivables by approximately $742,000 which the Company recorded against its bad debt reserve in the prior fiscal year. The net balance of $5.6 million was converted to a note receivable to be paid by the programs over a five year term with interest to accrue at 9% per annum (included as other receivables in the enclosed balance sheets). The note receivable is secured by all the assets of the business.

The Company is currently negotiating new managed care opportunities under this line of business. Accordingly, the Company believes that this assignment does not qualify as discontinued operations.

NOTE 6 - SUBSEQUENT EVENTS

On October 31, 1997, the Company acquired the following Florida based related companies as an asset and stock purchase, respectively: HealthNet Maritime Services II, Inc. and an affiliate, which are companies that provide numerous healthcare related management services to healthcare facilities and healthcare services to the cruise line industry; and Allied Medical Centers, Inc. which is a company that provides healthcare services at outpatient centers primarily through managed care contracts. The total purchase price for these related entities was $2.5 million of which 20% was paid in cash and 80% was paid in common stock of the Company. An amount up to $2.5 million will be paid in common stock of the Company upon completion of one year from the closing date if certain financial targets are met. The acquisitions will be accounted for under the purchase method of accounting.

On October 31, 1997, the Company purchased the assets of Doctors Health Group, a company that provides healthcare services at outpatient centers through managed care contracts. The total purchase price for the acquisition was approximately $14.5 million, of which $1.5 million was paid in common stock of the Company and $13.0 million was paid in cash.

NOTE 7- RECENT DEVELOPMENT

The Company is currently engaged in discussions with a potential investor regarding the possible sale to such investor of common stock or warrants to purchase common stock for an aggregate purchase price of between $10.0 million and $15.0 million. The Company has not entered into any definitive agreement with respect to the financial terms and other terms of this possible investment. Accordingly, no assurance can be given that such transaction will be consummated, or if consummated, as to the financial and other terms thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors Affecting Future Operating Results

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-QSB, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Certain factors that might cause such a difference include the following: (1) limited operating history of Continucare in current business, (2) various risks associated with the acquisition of businesses including the expenses associated with the integration of the acquired businesses, difficulties in assimilating the operations of the acquired entities, and diversion of management resources; (3) statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could limit or reduce reimbursement levels; (4) ability to attract and retain a sufficient number of qualified medical professionals; and (5) fluctuations in the volume of services rendered and/or the number of patients using the Company's services.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated statements and notes thereto appearing elsewhere in this Form 10-QSB. The following table sets forth, for the periods indicated, certain items from the statements of income as a percentage of total revenues. The statements of income include the operations of acquisitions made during the three months ended September 30, 1997 from the acquisition dates.

                                                    Percentage of Total Revenues
                                                for the Three Months Ended September 30,
                                                        1997                1996
                                                        ----                ----
Revenues:
    Fees for medical services, net                      60.2%                0.0%
    Management fees                                     39.8               100.0
                                                     -------             -------
Total revenues                                         100.0               100.0
Expenses:
    Payroll and employee benefits                       63.1                46.8
    Provision for bad debt                               2.4                 7.7
    Professional fees                                    3.2                 6.5
    General and administrative                          25.9                 1.5
    Depreciation and amortization                        2.8                 0.3
                                                     -------             -------
  Total expenses                                        97.4                62.8
                                                     -------             -------
Income from operations                                   2.6                37.2
                                                     -------             -------
Other income (expenses):
    Interest income (expense), net                       0.8                 0.6

    Minority interest                                    0.0                (2.7)
                                                     -------             -------
    Other income (expenses)                              0.8                (2.1)
                                                     -------             -------
Income before taxes                                      3.4                35.1
Provision for income taxes                               1.4                13.1
                                                     -------             -------
Net income                                               2.0%               22.0%
                                                     =======             =======

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Revenues - Total revenues increased 25.4% to $3,664,000 for the three months ended September 30, 1997 from $2,923,000 for the three months ended September 30, 1996. The increase was primarily due to the acquisition of various physician practices and home health agencies during the latter part of the prior fiscal year and during the current quarter. This was offset with a shift in focus by the Company from the Medicare behavioral health area to the healthcare services noted above, which resulted in the assignment of certain of these Medicare behavioral health management contracts with freestanding community mental health centers during the three months ended September 30, 1997. The effect of this assignment on operations was reflected in the statement of income for the prior fiscal year.

The Company's revenues for the three months ended September 30, 1997 were derived primarily from fees for medical services provided by the physician practices, home health agencies and the comprehensive outpatient rehabilitation facility ("CORF") owned by the Company. These revenues, $2,205,000 for the three months ended September 30, 1997, represent 60.2% of total revenues for the quarter. The remaining revenue for the quarter of $1,459,000, representing 39.8% of total revenues for the quarter, was generated primarily under contracts to manage and provide staffing and billing services to Medicare behavioral health programs in hospitals and freestanding centers.

Revenues for the three months ended September 30, 1996 were comprised exclusively from Medicare behavioral health management contracts with freestanding centers and hospitals.

Expenses - Payroll and employee benefits increased from 46.8% of total revenues for the three months ended September 30, 1996, or $1,368,000, to 63.1% of total revenues, or $2,309,000, for the three months ended September 30, 1997. This 68.8% increase was primarily due to the payroll and employee benefits related to the physician practices, home health agencies and the CORF acquired by the Company since the three months ended September 30, 1996. The physician practices, home health agencies and the CORF accounted for $1,098,000, or 47.5% of total payroll and employee benefits for the three months ended September 30, 1997. For the three months ended September 30, 1996, payroll and employee benefits was comprised primarily of payroll and benefits related to the employees of the Company's employee leasing operation, which comprised 71.0% of total payroll and benefits for that quarter, and provided clinical staffing services to behavioral health programs in hospital and freestanding rehabilitation centers. This operation comprised 12.6% of total payroll and employee benefits for the three months ended September 30, 1997.

The provision for bad debt decreased to 2.4% of total revenues for the three months ended September 30, 1997 from 7.7% of total revenues for the three months ended September 30, 1996 due to the shift in revenue source from management fees to fees for medical services. Fees for medical services, which comprised 60.2% of total revenues for the quarter ended September 30, 1997, are recorded net of discounts and contractual allowances whereas management fee revenues require the recording of a provision for bad debt to record the related receivable at net realizable value as determined by management's judgment.

Professional fees for the three months ended September 30, 1997 were $116,000, or 3.2% of total revenues, and include consulting, legal and other professional fees. Professional fees for the three months ended September 30, 1996 were $190,000, or 6.5% of total revenues. Of total consolidated professional fees for each of the quarters, $105,000 represent fees under a subcontract agreement with a third-party.

General and administrative expenses ("G&A") were approximately $950,000, or 25.9% of total revenues, for the three months ended September 30, 1997 as compared to $45,000 or 1.5% of total revenues for the three months ended September 30, 1996. The increase of $905,000 was primarily attributable to the following: (1) increase in rent and utilities due to the expansion of operations, the addition of the physician practices, home health and CORF acquisitions, and the move of the corporate offices to a larger space in Miami, Florida; (2) increase in office and medical supplies due to the expansion of operations and services and the integration and assimilation of the acquisitions; and (3) increase in purchased staff and services due to the home health acquisitions which use contract staff to meet demands for its services.

Depreciation and amortization increased to $104,000, or 2.8% of total revenues, for the three months ended September 30,1997 from $7,000, or 0.3% of total revenues, for the three months ended September 30, 1996 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitons.

Interest - Net interest income as a percentage of total revenues remained relatively constant at 0.8% for the three months ended September 30, 1997 as compared to 0.6% for the three months ended September 30, 1996.

Minority Interest - Minority interest for the three months ended September 30, 1996 was $79,000, or 2.7% of total revenues and represented a 25% interest held by a third-party in the earnings of a Continucare subsidiary. Effective December 31, 1996, the Company purchased the interest held by the third-party owner for 40,000 shares of Company Common Stock. As a result, the three months ended September 30, 1997 reflects no minority interest.

Net Income - Continucare's consolidated net income for the three months ended September 30, 1997 was approximately $75,000, or 2.0% of total revenues, compared to $644,000, or 22.0% of total revenues, for the three months ended September 30, 1996.

Earnings Before Interest, Taxes, Depreciation and Amortization - Earnings before interest, taxes, depreciation and amortization ("EBITDA") is not presented as an alternative to operating results or cash flow from operations as determined by Generally Accepted Accounting Principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBITDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

EBITDA was approximately $200,000 and $1,016,000 for the three months ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

For the three months ended September 30, 1997, net cash used in operating activities was approximately $920,000, primarily as a result of the following:
(1) increase in accounts receivable of approximately $601,000 related primarily to accounts receivable obtained in the acquisitions consummated during the current quarter, and (2) increase of $600,000 in other receivables related to the renegotiated payment terms of receivables from certain of the mental health rehabilitation programs in connection with the assignment of the contracts to manage those programs. For the three months ended September 30, 1997, net cash used in investing activities was approximately $3,453,000 primarily related to the purchase of various home health agencies and physician practices, including the $2,700,000 paid for the acquisition of Maxicare, a Florida based home health agency in September 1997. Net cash provided by financing activities for the three months ended September 30, 1997 was approximately $1,890,000, comprised primarily of the $2,500,000 received under the First Union Term Loan which was used for the Maxicare acquisition offset primarily by the payment of the Shareholder Note.

The Company's working capital was approximately $1,324,000 at September 30, 1997, compared to $7,499,000 at September 30, 1996. The decrease in working capital is primarily attributable to use of cash for the various acquisitions since September 30, 1996. In addition, as of September 30, 1997, the Company's current liabilities included $5,000,000 borrowed under the Revolving and Term Loans from First Union National Bank of Florida for various acquisitions. This balance was repaid on October 30, 1997 from the proceeds of the Notes as discussed below.

On October 30, 1997, the Company completed an offering of $46,000,000 of 8% Convertible Subordinated Notes due September 30, 2002 (the "Notes"). The Notes are convertible into Common Stock at any time after 60 days following the date of initial issuance thereof and prior to maturity, unless previously redeemed, at a conversion price of $7.25 per share. Interest on the Notes is payable semiannually beginning April 30, 1998. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after September 30, 2000. In October 1997, the Company used approximately $14,000,000 of the net proceeds of the Notes for several acquisitions of healthcare related companies. The Company intends to use the remainder of the proceeds for additional acquisitions, working capital and other general corporate purposes.

The Company anticipates that the cash flow from operations, together with funds raised through the offering of the Notes will be used to make acquisitions in order to grow its operations and pursue its business strategy. Based upon current expectations, the Company believes that cash flow from operations will be sufficient to meets its working capital requirements for fiscal year 1998, although there can be no assurance that it will be able to do so.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         27       Financial Data Schedule

(b)   Reports on Form 8-K:

         The Company filed a Form 8-K dated September 19, 1997. The Form 8-K reported under Item 2 the acquisition of a Medicare certified home health agency engaged in the business of providing home health services to patients in Broward County, Florida.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CONTINUCARE CORPORATION


Dated: November 13, 1997     By:  /s/ CHARLES M. FERNANDEZ
                                  -------------------------------------------
                                  Charles M. Fernandez, Chairman, Chief
                                  Executive Officer and President



Dated:  November 13, 1997    By:  /s/ MARIA T. SOSA
                                  -------------------------------------------
                                  Maria T. Sosa, Principal Accounting Officer