Form 10QSB
period 1997-12-31
CONTINUCARE CORP
filed 1998-02-17
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

At February 17, 1998, the Registrant had 13,731,283 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX

                                                                           PAGE
                                                                           ----

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
Consolidated Balance Sheets - December 31, 1997 (Unaudited)
and June 30, 1997                                                            1

Consolidated Statements of Operations - Three Months Ended
December 31, 1997 (Unaudited) and 1996 (Unaudited)                           2

Consolidated Statements of Operations - Six Months Ended
December 31, 1997 (Unaudited) and 1996 (Unaudited)                           3

Consolidated Statements of Cash Flows - Six Months Ended
December 31, 1997 (Unaudited) and 1996 (Unaudited)                           4

Notes to Consolidated Financial Statements
- December 31, 1997 (Unaudited)                                              6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                             10

PART II - OTHER INFORMATION                                                 19

SIGNATURE PAGE                                                              21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CONTINUCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,       JUNE 30,
                                                                                     1997             1997
                                                                                 ------------     -----------
                                                                                  (UNAUDITED)
ASSETS

Current assets
         Cash and cash equivalents                                               $36,421,623      $ 6,989,580
         Accounts receivable, net of allowance
         for doubtful accounts of $2,178,880 and $1,061,468,
         respectively                                                              5,327,812        2,829,426
         Income taxes receivable                                                   1,342,518               --
         Prepaid expenses and other current assets                                 1,101,491          401,814
                                                                                 -----------      -----------
                  Total current assets                                            44,193,444       10,220,820
Other receivables, net of allowance for doubtful
         accounts of $2,200,000                                                    3,400,000        5,000,000
Property and equipment, net                                                        2,716,280        1,176,049
Goodwill, net                                                                     14,336,254        1,452,557
Other intangible assets, net                                                       7,950,073          980,910
Deferred financing costs, net                                                      2,966,357               --
Other assets, net                                                                    300,581          515,274
Deferred tax asset, net                                                              505,699          505,699
                                                                                 -----------      -----------
                  Total assets                                                   $76,368,688      $19,851,309
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable                                                        $ 1,646,887      $   285,518
         Accrued expenses                                                          2,068,391          924,018
         Accrued interest payable                                                    566,251           37,295
         Current portion of notes payable                                            272,699          811,133
         Current portion of capital lease obligation                                  46,223           44,055
         Income and other taxes payable                                                   --          619,445
                                                                                 -----------      -----------
                  Total current liabilities                                        4,600,451        2,721,464
Obligation under capital lease                                                       702,441          181,551
Notes payable                                                                     46,000,000        2,330,367
                                                                                 -----------      -----------
                  Total liabilities                                               51,302,892        5,233,382
                                                                                 -----------      -----------
Commitments and contingencies                                                             --               --

Shareholders' equity
         Common stock; $.0001 par value; authorized 100,000,000 shares; issued and outstanding 13,481,283 at December 31, 1997 and 10,888,993
         at June 30, 1997                                                              1,348            1,089
         Treasury stock, 2,930,000 shares                                         (2,284,330)      (2,284,330)
         Additional paid-in-capital                                               27,891,625       14,549,884
         Retained earnings                                                          (542,847)       2,351,284
                                                                                 -----------      -----------
                  Total shareholders' equity                                      25,065,796       14,617,927
                                                                                 -----------      -----------

Total liabilities and shareholders' equity                                       $76,368,688      $19,851,309
                                                                                 ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS    THREE MONTHS
                                                ENDED           ENDED
                                             DECEMBER 31,    DECEMBER 31,
                                                1997            1996
                                             ------------    ------------
Revenues
   Fees for medical services, net            $  7,408,967    $         --
   Management fees                                268,752       3,083,528
                                             ------------    ------------

Total Revenues                                  7,677,719       3,083,528
                                             ----------------------------

Expenses
   Hospitalization and outpatient services      4,093,924              --
   Payroll and employee benefits                2,033,346       1,391,548
   Provision for bad debt                         258,480         243,129
   Provision for notes receivable               2,167,000              --
   Professional fees                              416,285         277,711
   General and administrative                   1,764,345         187,501
   Start-up and conversion of new services        474,797              --
   Depreciation and amortization                  579,755          33,310
                                             ------------    ------------
   Total expenses                              11,787,932       2,133,199
                                             ------------    ------------

Income (loss) from operations                  (4,110,213)        950,329
                                             ------------    ------------

Other income (expenses)
   Interest income (expense), net                (477,219)         48,218
   Minority interest                                   --         (92,267)
                                             ------------    ------------
   Other expenses                                (477,219)        (44,049)
                                             ------------    ------------

Income (loss) before income taxes              (4,587,432)        906,280
Provision (benefit) for income taxes           (1,618,001)        367,157
                                             ------------    ------------
Net income (loss)                            $ (2,969,431)   $    539,123
                                             ============    ============

Weighted average common shares used in
  the per share computation
  - primary                                    11,922,283      12,137,805
                                             ============    ============

Earnings per common share and common
  equivalent share                           $       (.25)   $       0.04
                                             ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                 CONSOLIDATED STATEMENT OF OPERATION (UNAUDITED)

                                                       SIX MONTHS      SIX MONTHS
                                                          ENDED          ENDED
                                                       DECEMBER 31,   DECEMBER 31,
                                                          1997            1996
                                                      ------------    ------------
Revenues
         Fees for medical services                    $  9,614,132
         Management Fees                                 1,727,371    $  6,006,974
                                                      ------------    ------------
         Total Revenues                                 11,341,503       6,006,974
                                                      ------------    ------------

Expenses
         Hospitalization and outpatient services         4,093,924              --
         Payroll and employee benefits                   4,342,553       2,759,458
         Provision for bad debt                            347,563         469,340
         Provision for notes receivable                  2,167,000              --
         Professional fees                                 532,239         467,451
         General and administrative                      2,713,920         232,056
         Start-up and conversion of new services           474,797              00
         Depreciation and amortization                     683,318          40,470
                                                      ------------    ------------
Total expenses                                          15,355,314       3,968,775
                                                      ------------    ------------

Income (loss) from operations                           (4,013,811)      2,038,199
                                                      ------------    ------------

Other income (expenses)
         Interest income (expense), net                   (448,644)         65,370
         Minority interest                                      --        (171,314)
                                                      ------------    ------------
Other expenses                                            (448,644)       (105,944)
                                                      ------------    ------------

Income (loss) before income taxes                       (4,462,455)      1,932,255
Provision (benefit) for income taxes                    (1,568,324)        748,874
                                                      ------------    ------------
Net income (loss)                                     $ (2,894,131)   $  1,183,381
                                                      ============    ============


Weighted average common shares used in
         the per share computation
         - primary                                      11,405,638      10,063,999
                                                      ------------    ------------

Earnings per common share and common
equivalent share                                      $       (.25)   $       0.12
                                                      ------------    ------------



The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 SIX MONTHS       SIX MONTHS
                                                                                    ENDED            ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                    1997              1996
                                                                                 ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                             $ (2,894,131)   $  1,183,381
   Adjustments to reconcile net income to
     net cash (used) by operating activities:
      Depreciation and amortization                                                   599,418          40,470
      Provision for bad debt                                                          347,563         469,340
      Provision for Note Receivable                                                 2,167,000           9,081
      Income applicable to minority interest                                               --         162,233
      Changes in assets and liabilities, excluding the effect of acquisitions:
              (Increase) in accounts receivable                                    (2,845,549)     (3,333,661)
              (Increase) in income taxes receivable                                (1,342,518)
              (Increase) in prepaid expenses and
                other current assets                                                 (699,677)       (168,460)
              (Increase) in other receivable                                         (567,000)             --
              (Increase) in other intangible assets                                  (630,769)       (217,780)
              Decrease in amortization of deferred
                financing costs                                                        83,900              --
              Decrease in other assets                                                214,693           1,030
              Increase in accounts payable and
                accrued expenses                                                    2,639,474         718,831
              Increase in accrued interest payable                                    528,956           7,912
              Increase in unearned revenue                                                 --          66,000
              (Decrease) increase in other
                taxes payable                                                        (619,445)        739,431
                                                                                 ------------    ------------
      Net cash (used) by operating activities                                      (3,018,085)       (322,192)
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions                                                (1,065,592)       (637,700)
   Cash paid for acquisitions                                                     (19,443,403)             --
                                                                                 ------------    ------------
Net cash used by investing activities                                             (20,508,995)       (637,700)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Beechwood Repurchase                                                                    --        (375,000)
   Principal repayment of Note Payable
     to Stockholder                                                                  (599,000)             --
   Proceeds from Notes Payable                                                      2,500,000
   Repayment of First Union Note                                                   (2,500,000)             --
   Proceeds from Notes Payable                                                     46,000,000              --
   Payment of deferred financing costs                                             (3,050,257)             --
   Principal repayments of obligation
     under capital lease                                                              (18,620)         (6,614)
   Proceeds from issuance of common stock                                          10,627,000       2,058,389
   Cash received from pre-Merger Zanart                                                    --       6,600,000
   Proceeds from acceleration of Series A warrants                                                  5,412,060
   Costs incurred associated with Private
     Placement & Merger                                                                    --        (225,000)
                                                                                 ------------    ------------
   Net cash provided by financing activities                                       52,959,123      13,463,835
                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                29,432,043     12,503,943
Cash and cash equivalents at beginning of period                          6,989,580        819,066
                                                                       ------------    -----------
Cash and cash equivalents at end of period                             $ 36,421,623    $13,323,009
                                                                       ============    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes                                             $    717,155    $        --
                                                                       ============    ===========

Cash paid for interest                                                 $     68,297    $        --
                                                                       ============    ===========
Purchase of Furniture and Fixtures with proceeds
of capital lease obligation                                            $    762,400    $
                                                                       ---------------------------
PURCHASE OF CAPITAL STOCK OF MAXICARE, INC.:
Fair value of assets acquired                                          $    196,757
Intangible assets                                                         2,995,269
Accounts payable and accrued expenses                                      (492,026)
                                                                       ------------
Cash paid                                                              $  2,700,000
                                                                       ============

PURCHASE OF ASSETS OF DOCTORS HEALTH GROUP:
Fair value of assets acquired                                          $    404,880
Intangible assets                                                        14,648,000
Stock issued as part of purchase price                                   (1,500,000)
                                                                       ------------
Cash paid                                                              $ 13,552,880
                                                                       ============

PURCHASE OF ASSETS OF BEACON HEALTHCARE GROUP, INC.:
Fair value of assets acquired                                          $  1,489,497
Intangible assets                                                         2,125,445
Liabilities assumed                                                        (914,942)
Stock issued as part of purchase price                                     (490,000)
                                                                       ------------
Cash paid                                                              $  2,210,000
                                                                       ============

The accompanying notes are an integral part of these consolidated financial statements.

                             CONTINUCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)


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

The results of operations for the three months and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997 as set forth in the Company's Form 10-KSB.

NOTE 2 - BUSINESS COMBINATION

On September 19, 1997, the Company acquired the stock of Maxicare, Inc. ("Maxicare"), a Florida based home health agency, for a purchase price of $3,000,000. At closing, $2,700,000 was paid in cash, of which $2,500,000 was borrowed by the Company under a term note which was paid in full on October 30,1997. The remaining $300,000 is due in equal installments at the end of years two and three and is contingent on various factors. Maxicare is certified by the Healthcare Financing Administration and is licensed in the state of Florida as a Medicare and Medicaid home health agency. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $3,000,000 and is being amortized using the straight line method over a weighted average life of twenty years. As of December 31, 1997, the consolidated financial statements include the accounts of Maxicare since the date of purchase.

The following unaudited pro forma statements of operations reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of Maxicare as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         DECEMBER 31,                   DECEMBER 31,
                                                  --------------------------   ----------------------------
                                                     1997*           1996           1997           1996
                                                     -----           ----           ----           ----

Total revenues                                                   $ 6,251,000   $  14,049,000    $12,213,000
                                                                 ===========   =============    ===========
Income (loss) from operations                                    $   935,000   $  (4,040,000)   $ 2,014,000
                                                                 ===========   =============    ===========

Net income (loss)                                                $   485,000   $  (2,957,000)   $ 1,083,000
                                                                 ===========   =============    ===========

Earnings per common share
and common equivalent share
Primary                                                          $       .04   $        (.26)   $       .11
                                                                 ===========   =============    ===========

* Acquisition is included in the Company's Statements of Operations for the three months ended December 31, 1997.

Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.

On October 31, 1997, the Company purchased the assets of Doctors Health Group, a company that provides healthcare services at outpatient centers through managed care contracts. The total purchase price for the acquisition was approximately $15,000,000, of which $1,500,000 was paid in common stock of the Company and $13,500,000 was paid in cash. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $14,648,000 and is being amortized using the straight line method over a weighted average life of eleven years. As of December 31, 1997, the consolidated financial statements include the accounts of Doctors Health Group from the purchase date.

The following unaudited pro forma statements of operations reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of Doctors Health Group as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:

                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                          DECEMBER 31,              DECEMBER 31,
                                  -------------------------   --------------------------
                                      1997          1996         1997           1996
                                  -----------    ----------   -----------    -----------
Total revenues                    $ 9,006,000    $6,810,000   $16,654,000    $13,460,000
                                  ===========    ==========   ===========    ===========

Income (loss) from
  operations                      $(4,015,000)   $1,224,000   $(3,635,000)   $ 2,736,000
                                  ===========    ==========   ===========    ===========

Net income (loss)                 $(3,009,000)   $  414,000   $(3,056,000)   $   935,000
                                  ===========    ==========   ===========    ===========

Earnings per common share
and common equivalent share
Primary                           $      (.25)   $      .03   $      (.27)   $       .09
                                  ===========    ==========   ===========    ===========


Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.

On December 1, 1997, the Company purchased the assets of Beacon Health Care Group, Inc., a company that provides radiology and diagnostic services in South Florida. The total purchase price for the acquisition was approximately $2,700,000 of which approximately $2,200,000 was paid in cash and approximately $500,000 was paid in common stock of the Company. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $2,100,000 and is being amortized using the straight line method over a weighted average life of fifteen years. As of December 31, 1997, the consolidated financial statements include the accounts of Beacon Health Care Group, Inc. from the purchase date.

The following unaudited pro forma statements of operations reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of Beacon Health Care Group as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:


                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                           DECEMBER 31,              DECEMBER 31,
                                  --------------------------   -------------------------
                                      1997           1996         1997           1996
                                  ------------   -----------   -----------    ----------

Total revenues                    $ 8,442,000    $ 3,991,000   $13,257,000    $7,776,000
                                  ===========    ===========   ===========    ==========

Income (loss) from
  operations                      $(4,115,000)   $   807,000   $(4,029,000)   $1,745,000
                                  ===========    ===========   ===========    ==========

Net income (loss)                 $(2,992,000)   $   413,000   $(2,969,000)   $  925,000
                                  ===========    ===========   ===========    ==========

Earnings per common share
and common equivalent share
Primary                           $      (.25)   $       .03   $      (.26)   $      .09
                                  ===========    ===========   ===========    ==========

Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.

NOTE 3 - CONVERTIBLE NOTES OFFERING

On October 30, 1997, the Company issued $46.0 million of 8% convertible subordinate notes due 2002 (the "Notes"). Interest on the notes is payable semiannually beginning April 30, 1998. Continucare is using the net proceeds from the Notes for acquisitions, working capital and other general corporate purposes.

The Notes can be converted into shares of common stock of the Company at a conversion price of $7.25 per share at any time after 60 days following the date of initial issuance. In addition, the Notes are redeemable, in whole or in part, at the option of the Company at any time on or after October 31, 2000, at the redemption prices (expressed as a percentage of the principal amount) set forth below for the 12-month period beginning October 31 of the years indicated:

           2000 ............................................. 104.00%
           2001 ............................................. 102.00%

and thereafter at 100% of principal amount, together with accrued interest to the redemption date.

The Notes were not registered under the Securities Act of 1933, as amended (the "Securities Act") and could not be offered or sold without registration or an applicable exemption from the registration requirements. A registration statement covering resales of the Notes became effective on January 8, 1998. As a result, holders of Notes who are identified in the registration statement may make resales of the Notes, as described in the registration statement, without any volume limitations or other constraints normally applicable to sales of "restricted securities."


NOTE 4 - SHAREHOLDERS' EQUITY

On December 5, 1997, the Company completed a private equity placement of 2,250,000 shares of newly issued common stock, representing approximately 19.5% of the outstanding shares on such date, at an issue price of $5.00 per share. Proceeds to the Company, net of issue costs, was approximately $10,500,000. The stock was issued to Strategic Investment Partners Ltd., an investment vehicle owned by members of the Quantum Group of Funds which is managed by Soros Fund Management LLC.

On October 1, 1997, warrants to purchase 17,000 shares of common stock were exercised at an issue price of $6.00 per share.

During the six months ended December 31, 1997, options to purchase shares of common stock have been granted at an exercise price equal to the fair market value on the day of grant as follows: 620,000 shares at $5.125; 110,000 shares at $6.25; 38,000 shares at $6.75.

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128") in the second quarter of the fiscal year. The earnings per share calculated under SFAS 128 are not materially different from the calculations as presented on the face of the financial statements.

NOTE 5 - ASSIGNMENT OF REVENUE CONTRACTS

On September 10, 1997, the Company assigned certain of its Medicare behavioral health management contracts with freestanding centers to a third party. In connection with this transaction, the Company discounted the related receivables by approximately $742,000 which the Company recorded against its bad debt reserve in the prior fiscal year. The net balance of $5.6 million was converted to a note receivable to be paid by the programs over a five year term with interest to accrue at 9% per annum (included as other receivables in the enclosed balance sheets). The note receivable is secured by all the assets of the business. As of December 31, 1997 the Company recorded an allowance for doubtful accounts against the notes receivable for $2,200,000.

The Company is currently negotiating new managed care opportunities under this line of business. Accordingly, the Company believes that this assignment does not qualify as discontinued operations.

NOTE 6 - SUBSEQUENT EVENTS


Effective December 31, 1997, the Company rescinded its acquisition of Healthnet Maritime Services II, Inc. and an affiliate, which had originally been made on October 31, 1997. In unwinding the transaction, the former seller of Healthnet
(i) returned all shares of Common Stock issued in connection with the acquisition (approximately 241,000 shares), and (ii) agreed to pay the Company $50,000.

On January 1, 1998, the Company purchased the assets of Medical Services Organization, Inc. D/B/A Medstar, a Company that acts as an intermediary between a Health Maintenance Organization and its various network of physicians. The purchase price for the assets acquired was $860,000 paid in cash. The acquisition will be accounted for under the purchase method of accounting. Subsequently, the Company entered into a risk based contract with an HMO to provide medical services to both Medicare and non-Medicare beneficiaries.

On February 13, 1998, the Company purchased the stock of Rehab Medical Systems, Inc., Integracare, Inc. and J.R. Associates, Inc., rehabilitation companies owned by Integrated Health Services, Inc.. The purchase price for the stock was $10,500,000 paid in cash. The acquisition will be accounted for under the purchase method of accounting.


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

GENERAL

The Company provides a continuum of outpatient and ancillary healthcare services with a primary focus on outpatient treatment of musculoskeletal injuries and diseases, such as arthritis, osteoporosis, stroke and traumatic injuries. The Company's services include physical rehabilitation, physician practice management including laboratory services, home health, and outpatient medical services including primary care, radiology and diagnostic imaging services.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated statements and notes thereto appearing elsewhere in this Form 10-QSB. The following table sets forth, for the periods indicated, certain items from the statements of operations as a percentage of total revenues. The statements of operations include the operations of acquisitions made during the three months and six months ended December 31, 1997 from the acquisition dates.

                                                PERCENTAGE OF TOTAL REVENUES
                                                 FOR THE THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                        ------------
                                                    1997           1996
Revenues:
        Fees for medical services, net               96.5%           0.0%
        Management fees                               3.5          100.0
                                                    -----          -----
Total revenues                                      100.0          100.0
Expenses:
        Hospitalization and outpatient services      53.3             --
        Payroll and employee benefits                26.5           45.1
        Provision for bad debt                        3.4            7.9
        Provision for notes receivable               28.2             --
        Professional fees                             5.4            9.0
        General and administrative                   23.0            6.1
        Start-up and conversion for new services      6.2             --
        Depreciation and amortization                 7.5            1.1
                                                    -----          -----
   Total expenses                                   153.5           69.2
                                                    -----          -----
Income from operations                              (53.5)          30.8
                                                    -----          -----
Other income (expenses):
        Interest income (expense), net               (6.2)           1.6
        Minority interest                             0.0           (3.0)
                                                    -----          -----
Other income (expenses)                              (6.2)          (1.4)
                                                    -----          -----
Income (loss) before income taxes                   (59.7)          29.4
Provision (benefit) for income taxes                (21.0)          11.9
                                                    -----          -----
Net income (loss)                                   (38.7)%         17.5%
                                                    =====          =====



THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

REVENUES - Total revenues increased 149% to $7,678,000 for the three months ended December 31, 1997, from $3,084,000 for the three months ended December 31, 1996. The increase in revenues was primarily attributable to the acquisition of various physician practices during the latter part of the prior fiscal year in addition to the acquisitions of the home health agencies, outpatient centers operated under managed care contracts ("outpatient centers") and an outpatient radiology and diagnostic imaging services company during the first two quarters of the current fiscal year.

This increase was offset with a shift in focus by the Company from the Medicare behavioral health area to the healthcare services noted above, which resulted in the assignment of certain of these Medicare behavioral health management contracts with freestanding community health centers during the three months ended September 30, 1997. The effect of this assignment on operations was reflected in the statements of income for the prior fiscal year.

In addition, during the quarter ended December 31, 1997, the Company recorded an additional $842,000 for a bad debt write-off to reflect management's estimate of the realizable value of certain accounts receivable relating to its Medicare behavioral health management contracts.

A remaining decrease in fees for medical services net, of $1,536,000 for the quarter ended December 31, 1997, is management's estimate of its provision for contractual allowance attributable to fees paid for medical services, of acquired physician practices, outpatient health centers, and contractual disallowance of the acquired managed care contracts.

The Company's revenues for the three months ended December 31, 1997 were derived primarily from fees for medical services provided by the physician practices, home health agencies, the comprehensive outpatient rehabilitation facility ("CORF") owned by the Company, the outpatient centers and the outpatient radiology and diagnostic imaging services company. These revenues, $7,409,000 for the three months ended December 31, 1997, represent 96.5% of total revenues for the quarter.

Revenues for the three months ended December 31, 1996 were comprised exclusively from Medicare behavioral health management contracts with freestanding centers and hospitals.

EXPENSES - Hospitalization and outpatient services expenses of $4,094,000 for the three months ended December 31, 1997, were attributable to the acquisitions which occurred during the first two quarters of the current fiscal year representing the cost of providing medical services at the home health agencies, outpatient centers, physician practice management centers and the outpatient radiology and diagnostic imaging services company.

Payroll and employee benefits decreased from 45.1% of total revenues for the three months ended December 31, 1996, or $1,392,000, to 26.5% of total revenues, or $2,033,000, for the three months ended December 31, 1997. This decrease is primarily attributable to the fact that, although there has been an increase in the dollar amount of payroll and employee benefits as a result of the acquisitions noted above, the increase in related revenues has been higher resulting in the decrease in payroll and employee benefits as a percentage of revenues.

Provision for bad debts increased to $258,000, or 3.4% of total revenues, for the three months ended December 31, 1997 from $243,000, or 7.9% of total revenues, for the three months ended December 31, 1996. The increase is due to the increase in revenue from medical services. Fees for medical services are recorded net of discounts and contractual allowances whereas management fees require the recording of a provision for bad debt to record the related receivable at net realizable value as determined by management's judgment.

Provision for notes receivable was $2,167,000, or 28.2% of total revenues, for the three months ended December 31, 1997. The Company has reached final settlement of its note receivable resulting from the transfer and sale of certain of its Medicare behavioral health management contracts. As a result, a provision for Notes Receivable of $2,167,000 was recorded in the quarter ended December 31, 1997, to reflect management's determination of its estimated net realizable value.

Professional fees increased to $416,000, or 5.4% of total revenues, for the three months ended December 31, 1997 from $278,000, or 9.0%, of total revenues, for the three months ended December 31, 1996 primarily as a result of acquisitions in the current quarter as noted above.

General and administrative expenses were approximately $1,764,000, or 23.0% of total revenues, for the three months ended December 31, 1997, as compared to $188,000, or 6.1% of total revenues, for the three months ended December 31, 1996. The increase of $1,576,000 was primarily attributable to the acquisition of various physician practices during the latter part of the prior fiscal year in addition to the acquisitions of the home health agencies, outpatient centers and the outpatient radiology and diagnostic imaging services company during the first two quarters of the current fiscal year.

Recognized start-up and conversion expenses were approximately $475,000, or 6.2% of total revenues, for the three months ended December 31, 1997. These expenses were primarily attributable to the Bally's project and the acquisition of various physician practices during the latter part of the prior fiscal year in addition to the acquisitions of the home health agencies, outpatient centers and the outpatient radiology and diagnostic imaging services company during the first two quarters of the current fiscal year. The Company anticipates such start-up and conversion expenses will continue to increase as the company continues to build its infrastructure to support its absorption of acquisitions.


Depreciation and amortization increased to $580,000, or 7.5% of total revenues, for the three months ended December 31, 1997 as compared to $33,000, or 1.1% of total revenues, for the three months ended December 31, 1996 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions noted above.

INTEREST - Consolidated net interest income (expense) for the three months ended December 31, 1997, was ($477,000), or 6.2% of total revenues, compared to $48,000, or 1.6% of total revenues, for the three months ended December 31, 1996. Of the $760,000 in total interest expenses approximately $613,000 is attributed to the Notes issued on October 30, 1997. Interest on the Notes is payable semiannually beginning April 30, 1998. The increase in interest expense was offset by approximately $283,000 in interest income primarily attributed to the investment of the Note's unused proceeds.

During the three months ended December 31, 1996, interest income was primarily attributable to the proceeds of a private placement during such quarter.

MINORITY INTEREST - Minority interest for the three months ended December 31, 1996, was $92,000, or 3.0% of total revenues, and represented a 25% interest held by a third-party in the earnings of a Continucare subsidiary. Effective December 31, 1996, the Company purchased the interest held by the third-party owner for 40,000 shares of Company Common Stock. As a result, the three months ended December 31, 1997, reflects no minority interest.

NET INCOME (LOSS) - Continucare's consolidated net loss for the three months ended December 31, 1997 was approximately ($2,969,000) compared to net income for the three months ended December 31, 1996 of approximately $539,000.

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

EBITDA was approximately ($3,530,000) and $984,000 for the three months ended December 31, 1997 and 1996, respectively.

                                                    PERCENTAGE OF TOTAL REVENUES
                                                      FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                      1997                 1996
                                                     ------               ------
Revenues:
        Fees for medical services, net                84.8%                 0.0%
        Management fees                               15.2                100.0
                                                     -----                -----
        Total revenues                               100.0                100.0

Expenses:
        Hospitalization and outpatient services       36.1                   --
        Payroll and employee benefits                 38.3                 45.8
        Provision for bad debt                         3.1                  7.8
        Provision for notes receivable                19.1                   --
        Professional fees                              4.7                  7.8
        General and administrative                    23.9                  3.9
        Start-up and conversion for new services       4.2                   --
        Depreciation and amortization                  6.0                  0.7
                                                     -----                -----
   Total expenses                                    135.4                 66.0
                                                     -----                -----
Income from operations                               (35.4)                34.0
                                                     -----                -----
Other income (expenses):
        Interest income (expense), net                (3.9)                 1.1
        Minority interest                              0.0                 (2.9)
                                                     -----                -----
Other income (expenses)                               (3.9)                (1.8)
                                                     -----                -----
Income (loss) before income taxes                    (39.3)                32.2
Provision (benefit) for income taxes                 (13.8)                12.5
                                                     -----                -----
Net income (loss)                                    (25.5)%               19.7%
                                                     =====                =====


SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

REVENUES - Total revenues increased 89% to $11,342,000 for the six months ended December 31, 1997, from $6,007,000 for the six months ended December 31, 1996. The increase in revenues was primarily attributable to the acquisition of various physician practices during the latter part of the prior fiscal year in addition to the acquisitions of the home health agencies, outpatient centers and the outpatient radiology and diagnostic imaging services company during the current six months. This increase was offset with a shift in focus by the Company from the Medicare behavioral health area to the healthcare services noted above, which resulted in the assignment of certain of these Medicare behavioral health management contracts with freestanding community health centers during the six months ended December 31, 1997.

The effect of this assignment on operations was reflected in the statement of income for the prior fiscal year.

In addition, during the quarter ended December 31 1997, the Company recorded an additional $842,000 for a bad debt write-off to reflect management's estimate of the realizable value of certain accounts receivable relating to its Medicare behavioral health management contracts.

A remaining decrease in fees for medical services net, of $1,536,000 for the quarter ended December 31, 1997, is management's estimate of its provision for contractual allowance attributable to fees paid for medical services, of acquired physician practices, outpatient health centers, and contractual disallowance of the acquired managed care contracts.

The Company's revenues for the six months ended December 31, 1997 were derived primarily from fees for medical services provided by the physician practices, home health agencies, the CORF owned by the Company, the outpatient centers and outpatient radiology and diagnostic imaging services company. These revenues, $9,614,000 for the six months ended December 31, 1997, represent 84.8% of total revenues for this period.

Revenues for the six months ended December 31, 1996 were comprised exclusively from Medicare behavioral health management contracts with freestanding centers and hospitals.

EXPENSES - Hospitalization and outpatient services expenses of $4,094,000 for the six months ended December 31, 1997, were attributable to the acquisitions which occurred during the current six months representing the cost of providing medical services at the home health agencies, outpatient centers, physician practice management centers and the outpatient radiology and diagnostic imaging services company.

Payroll and employee benefits decreased to 38.3% of total revenues, or $4,343,000, for the six months ended December 31, 1997, versus 45.9% of total revenues, or $2,759,000, for the six months ended December 31, 1996. The decrease in payroll and employee benefits is primarily attributable to the reclassification of caregiver payroll and benefits to hospitalization and outpatient services expense.

Provision for bad debts decreased to $348,000, or 3.1% of total revenues, for the six months ended December 31, 1997 from $469,000, or 7.8% of total revenues, for the six months ended December 31, 1996. The decrease is due to the shift in revenue source from management fees to fees for medical services. Fees for medical services are recorded net of discounts and contractual allowances whereas management fees require the recording of a provision for bad debt to record the related receivable at net realizable value as determined by management's judgment.

Provision for notes receivable was $2,167,000, or 28.2% of total revenues, for the six months ended December 31, 1997. The Company has reached final settlement of its note receivable resulting from the transfer and sale of certain of its Medicare behavioral health management contracts. As a result, a provision for Notes Receivable of $2,167,000 was recorded in the quarter ended December 31, 1997, to reflect management's determination of its estimated net realizable value.

Professional fees increased to $532,000, or 4.7% of total revenues, for the six months ended December 31, 1997 from $467,000, or 7.8%, of total revenues, for the six months ended December 31, 1996 primarily as a result of acquisitions in this period as noted above.

General and administrative expenses were approximately $2,714,000, or 23.9% of total revenues, for the six months ended December 31, 1997, as compared to $232,000, or 3.9% of total revenues, for the six months ended December 31, 1996. The increase of $2,482,000 was primarily attributable to the acquisition of various physician practices during the latter part of the prior fiscal year in addition to the acquisitions of the home health agencies, outpatient centers and the outpatient radiology and diagnostic imaging services company during the current six months.

Recognized start-up and conversion expenses were approximately $475,000, or 6.2% of total revenues, for the six months ended December 31, 1997. These expenses were primarily attributable to the Bally's project and the acquisition of various physician practices during the latter part of the prior fiscal year in addition to the acquisitions of the home health agencies, outpatient centers and the outpatient radiology and diagnostic imaging services company during the first two quarters of the current fiscal year. The Company anticipates such start-up and conversion expenses will continue to increase as the company continues to build its infrastructure to support its absorption of acquisitions.

Depreciation and amortization increased to $683,000, or 6.0% of total revenues, for the six months ended December 31, 1997 as compared to $41,000, or 0.7% of total revenues, for the six months ended December 31, 1996 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions noted above.

INTEREST - Consolidated net interest income (expense) for the six months ended December 31, 1997, was ($449,000), or 3.9% of total revenues, compared to $65,000, or 1.1% of total revenues, for the six months ended December 31, 1996. Of the $796,000 in total interest expense, approximately $613,000 is attributed to the $46,000,000 Notes. The increase in interest expense was offset by approximately $347,000 in interest income primarily attributed to the investment of the Note's unused proceeds.

During the six months ended December 31, 1996, interest income was primarily attributable to the proceeds of a private placement during such period.

MINORITY INTEREST - Minority interest for the six months ended December 31, 1996, was $171,000, or 2.9% of total revenues, and represented a 25% interest held by a third-party in the earnings of a Continucare subsidiary. Effective December 31, 1996, the Company purchased the interest held by the third-party owner for 40,000 shares of Company Common Stock. As a result, the six months ended December 31, 1997, reflects no minority interest.

NET INCOME (LOSS) - Continucare's consolidated net loss for the six months ended December 31, 1997 was approximately ($2,894,000) compared to net income for the six months ended December 31, 1996 of approximately $1,183,000.

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

EBITDA was approximately ($3,330,000) and $2,079,000 for the six months ended December 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position has changed significantly since June 30, 1997.

On October 30, 1997, the Company issued $46,000,000 (of which approximately $3.0 million was used for loan issue costs) of 8% Convertible Subordinated Notes due September 30, 2002 with interest payable semiannually (the "Notes"). The Notes are convertible into Common Stock at any time after 60 days following the date of initial issuance thereof and prior to maturity, unless previously redeemed, at a conversion price of $7.25 per share. During the first two quarters, the Company used approximately $13,500,000 of the proceeds of the Notes to purchase the outpatient centers operated under managed care contracts and approximately $2,200,000 was used to purchase the outpatient radiology and diagnostic imaging services company. The Company intends to use the remainder of the proceeds for additional acquisitions, working capital and other general corporate purposes.

On December 5, 1997, the Company completed a private equity placement of 2,250,000 shares of newly issued common stock, representing approximately 19.5% of the outstanding shares on such date, at an issue price of $5.00 per share. Proceeds to the Company, net of issue costs, was approximately $10,500,000. The stock was issued to Strategic Investment Partners Ltd., an investment vehicle owned by members of the Quantum Group of Funds which is managed by Soros Fund Management LLC.

On October 1, 1997, warrants to purchase 17,000 shares of common stock were exercised at an issue price of $6.00 per share.

For the six months ended December 31, 1997, net cash used in operating activities was approximately $3,018,000, primarily as a result of an increase in accounts receivable of approximately $2,846,000 related to accounts receivable obtained in the acquisitions consummated during the current period. For the six months ended December 31, 1997, net cash used in investing activities was approximately $20,509,000, primarily related to acquisitions. Net cash provided by financing activities for the six months ended December 31, 1997 was approximately $52,959,000, comprised primarily of the $46,000,000 sale of principal amount of Notes and $10,500,000 of the sale of 2,250,000 shares of common stock to Strategic Investment Partners Ltd.

The Company's working capital was approximately $39,600,000 at December 31, 1997, compared to $7,499,000 at December 31, 1996. The increase in working capital is primarily attributable to proceeds related to the issuance of the Notes.

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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

On October 30, 1997, the Company completed the sale of $46 million principal amount of Notes. Loewenbaum & Company Incorporated ("Loewenbaum") acted as the exclusive placement agent for the Notes and received a fee of $2,070,000 for placement of the Notes. The Notes were offered to qualified institutional investors (as defined in Rule 144A under the Securities Act) and to a limited number of institutional accredited investors within the meaning of Rule 501(a)
(1) , (2), (3) or (7) of Regulation D under the Securities Act. See Note 3 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-QSB for additional information regarding the Notes, including information regarding conversion of the Notes into Common Stock of the Company and the subsequent filing of a registration statement relating to resales of the Notes.

On December 5, 1997, the Company issued 2,250,000 shares of Common Stock for an aggregate purchase price of $11,250,000 to Strategic Investment Partners Ltd., an investment vehicle owned by members of the Quantum Group of Funds, which are managed by Soros Fund Management LLC. The Company paid a commission of $675,000 to a broker (the "Broker") in connection with the sale of the shares. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act based on standard "private placement" investment representations.

During the quarter ended December 31, 1997, the Company issued the following warrants: (i) five-year warrant to purchase 200,000 shares of Common Stock at an exercise price of $7.25 per share to Loewenbaum, (ii) five-year warrant to purchase 200,000 shares of Common Stock at an exercise price of $7.25 per share to the Broker, and (iii) ten-year warrants to purchase 100,000 shares of Common Stock at an exercise price of $8.00 per share and 100,000 shares of Common Stock at an exercise price of $12.50 per share to a consultant to the Company. All warrants were issued pursuant to an exemption under Section 4(2) of the Securities Act based on standard "private placement" investment representations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                  27       Financial Data Schedule

(b)      Reports on Form 8-K:

                  During the quarter ended December 31, 1997, the Company filed the following reports on Form 8-K: (i) Form 8-K, filed October 6, 1997, to report an Item 2 event (acquisition of a home health agency), (ii) Form 8-K, filed October 10, 1997, to report an Item 5 event (issuance of a press release regarding the commencement of the private placement of the Notes), (iii) Form 8-K, filed November 13, 1997, to report an Item 5 event (issuance of a press release regarding the issuance of the Notes), (iv) Form 8-K, filed November 13, 1997, to report an Item 2 event (acquisition of an office-based primary physician practice group, including financial statements for such practice group and pro forma financial information),

(v) Form 8-K, filed December 12, 1997, to report an Item 5 event (issuance of a press release regarding the sale of 2,250,000 shares to a private investor), and
(vi) Form 8-K/A, filed November 26, 1997, which amended the Form 8-K filed on October 6, 1997, to report that no financial statements were required to be filed with respect to the acquisition of the home health agency.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONTINUCARE CORPORATION

Dated:  February 17, 1998              By:  /s/ CHARLES M. FERNANDEZ
                                            Charles M. Fernandez, Chairman,
                                            Chief Executive Officer, President
                                            and Principal Accounting Officer