Form 10QSB
period 1998-03-31
CONTINUCARE CORP
filed 1998-05-15
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (305) 350-7515
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ----     ----

At May 15, 1998, the Registrant had 13,731,283 shares of $0.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format.   Yes      No  X
                                                     ----    -----

                            CONTINUCARE CORPORATION

                                     INDEX

                                                                                  PAGE
                                                                                  ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheets - March  31, 1998 (Unaudited)
and June 30, 1997                                                                  3

Consolidated Statements of Operations - Three Months Ended
March 31, 1998 (Unaudited) and 1997 (Unaudited)                                    4

Consolidated Statements of Operations - Nine Months Ended
March 31, 1998 (Unaudited) and 1997 (Unaudited)                                    5

Consolidated Statements of Cash Flows - Nine Months Ended
March 31, 1998 (Unaudited) and 1997 (Unaudited)                                    6

Notes to Consolidated Financial Statements
March 31, 1998 (Unaudited)                                                         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                    15

PART II - OTHER INFORMATION                                                       22

SIGNATURE PAGE                                                                    24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            CONTINUCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,             JUNE 30,
                                                                                            1998                 1997
                                                                                            ----                 ----
                                                                                         (UNAUDITED)
ASSETS
Current assets
         Cash and cash equivalents                                                       $ 19,914,600        $  6,989,580
         Accounts receivable, net of allowance
         for doubtful accounts of $7,372,000 and $980,000,  respectively                   12,460,206           2,829,426
         Income Taxes receivable                                                            2,298,016             505,699
         Prepaid expenses and other current assets                                          1,200,646             401,814
                                                                                         ------------        ------------
                  Total current assets                                                     35,873,468          10,726,519
Notes receivable, net of allowance for doubtful
         accounts of $4,612,000 in 1998                                                     3,153,885           5,000,000
Property and equipment, net                                                                 4,815,500           1,176,049
Goodwill & other intangible assets, net                                                    31,428,513           2,433,467
Deferred financing costs                                                                    2,850,000                  --
Other assets, net                                                                                  --             515,274
                                                                                         ------------        ------------
                  Total assets                                                           $ 78,121,366        $ 19,851,309
                                                                                         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
         Accounts payable                                                                $  1,881,180        $    285,518
         Accrued expenses                                                                   5,465,878             924,018
         Accrued interest payable                                                           1,567,351              37,295
         Current portion of notes payable                                                   2,025,528             811,133
         Current portion of capital lease obligation                                          151,988              44,055
         Income and other taxes payable                                                        19,448             619,445
                                                                                         ------------        ------------
                  Total current liabilities                                                11,111,373           2,721,464
Obligation under capital lease                                                                474,720             181,551
Notes payable                                                                              46,000,000           2,330,367
                                                                                         ------------        ------------
                  Total liabilities                                                        57,586,093           5,233,382
                                                                                         ------------        ------------
Commitments and contingencies                                                                      --                  --

Shareholders' equity
         Common stock; $.0001 par value; authorized 100,000,000 shares; issued and outstanding 13,731,283 at March 31, 1998 and 10,888,993
         at June 30, 1997                                                                       1,373               1,089
         Treasury stock, 2,930,000 shares                                                  (4,284,330)         (2,284,330)
         Additional paid-in-capital                                                        27,891,341          14,549,884
         Retained earnings (deficit)                                                       (3,073,111)          2,351,284
                                                                                         ------------        ------------
                  Total shareholders' equity                                               20,535,273          14,617,927
                                                                                         ------------        ------------
Total liabilities and shareholders' equity                                               $ 78,121,366        $ 19,851,309
                                                                                         ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                            CONTINUCARE CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                               THREE MONTHS        THREE MONTHS
                                                                                  ENDED                ENDED
                                                                                MARCH 31,           MARCH 31,
                                                                                  1998                 1997
                                                                                  ----                -----
Revenues
         Fees for medical services net                                         $ 16,625,005        $         --
         Management fees                                                            473,873           3,597,241
                                                                               ------------        ------------

Total Revenues                                                                   17,098,878           3,597,241

Expenses
         Hospitalization and outpatient services                                 11,080,100                  --
         Payroll and employee benefits                                            4,015,742           1,666,470
         Provision for bad debt                                                          --             363,767
         Provision for Notes Receivable                                             600,000                  --
         Professional fees                                                          474,102             537,092
         General and administrative                                               2,060,004             286,362
         Start-up and Conversion                                                    250,000                  --
         Depreciation and amortization                                              949,989              43,479
                                                                               ------------        ------------
Total expenses                                                                   19,429,937           2,897,170
                                                                               ------------        ------------

Income (loss) from operations                                                    (2,331,059)            700,071
                                                                               ------------        ------------


Other income (expenses)
         Interest income (expense), net                                            (423,198)             84,278
                                                                               ------------        ------------
         Income (loss) before income taxes                                       (2,754,257)            784,349
Provision (benefit) for income taxes                                               (223,993)            286,597
                                                                               ------------        ------------
Net income (loss)                                                              $ (2,530,264)       $    497,752
                                                                               ============        ============

Weighted average common shares used in
  the per share computation
  - basic and diluted                                                            13,656,283          12,150,993
                                                                               ============        ============


Basic and diluted earnings per common share                                    $      (0.19)       $       0.04
                                                                               ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                            CONTINUCARE CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS(UNAUDITED)


                                                                     NINE MONTHS          NINE MONTHS
                                                                        ENDED                ENDED
                                                                      MARCH 31,            MARCH 31,
                                                                        1998                 1997
                                                                        ----                 ----
Revenues
         Fees for Medical Services                                   $ 26,172,775        $         --
         Management Fees                                                2,201,244           9,604,216
                                                                     ------------        ------------
         Total Revenues                                                28,374,019           9,604,216
                                                                     ------------        ------------
Expenses
         Hospitalization and outpatient services                       15,174,024                  --
         Payroll and employee benefits                                  8,358,295           4,425,929
         Provision for bad debt                                           281,201             833,107
         Provision for Notes Receivable                                 2,767,000                  --
         Professional fees                                              1,006,341           1,004,543
         General and administrative                                     4,773,924             518,417
         Start-up and Conversion                                          724,797                  --
         Depreciation and amortization                                  1,633,307              83,950
                                                                     ------------        ------------
Total expenses                                                         34,718,889           6,865,946
                                                                     ------------        ------------

Income (loss) from operations                                          (6,344,870)          2,738,270
                                                                     ------------        ------------

Other income (expenses)
         Interest income (expense), net                                  (871,842)            149,648
         Minority interest                                                     --            (171,314)
                                                                     ------------        ------------
Other expenses                                                           (871,842)            (21,666)
                                                                     ------------        ------------

Income (loss) before income taxes                                      (7,216,712)          2,716,604
Provision (benefit) for income taxes                                   (1,792,317)          1,035,471
                                                                     ------------        ------------
Net income (loss)                                                      (5,424,395)       $  1,681,133
                                                                     ============        ============

Weighted average common shares used in
         the per share computation
         - basic and diluted                                           12,078,041          10,507,080
                                                                     ------------        ------------

Basic and diluted earnings per common share                          $       (.45)       $       0.16
                                                                     ------------        ------------


The accompanying notes are an integral part of these consolidated financial statements.

                            CONTINUCARE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                NINE MONTHS         NINE MONTHS
                                                                                   ENDED               ENDED
                                                                                 MARCH 31,           MARCH 31,
                                                                                   1998                 1997
                                                                                   ----                -----

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                     $ (5,424,395)       $  1,681,133
         Adjustments to reconcile net income to
           net cash (used) by operating activities:
                  Depreciation and amortization                                   1,663,307              83,950
                  Provision for bad debt                                            281,201             833,107
                  Provision for notes receivable                                  2,767,000                  --
                  Income applicable to minority interest                                 --             171,314
                  Changes in assets and liabilities,
                  excluding the effect of acquisitions:
                  (Increase) in accounts receivable                              (7,784,665)         (5,480,870)
                  (Increase) in notes receivable                                         --            (139,333)
                  (Increase) in prepaid expenses and
                             other current assets                                  (798,832)           (184,383)
                  (Increase) in other intangible assets                                  --            (375,392)
                  (Increase) in deferred financing costs                         (2,850,000)                 --
                   Decrease in other assets                                         515,274            (314,354)
                  Increase in accounts payable and
                             accrued expenses                                     4,137,522           1,024,507
                  Increase in accrued interest payable                            1,530,056              17,119
                  Increase in unearned revenue                                           --             (18,301)
                  (Decrease) increase in income & other
                             taxes payable                                       (2,392,314)            828,510
                                                                               ------------        ------------
Net cash (used) by operating activities                                          (8,355,846)         (1,872,993)
                                                                               ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Property and equipment additions                                        (3,984,663)           (746,894)
         Cash paid for acquisitions                                             (32,413,291)                 --
                                                                               ------------        ------------
Net cash (used) by investing activities                                         (36,397,954)           (746,894)
                                                                               ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Beechwood Repurchase                                                            --            (375,000)
         Principal repayment of Note Payable
           to Stockholder                                                          (599,000)                 --
         Proceeds from Notes Payable                                              2,500,000
         Repayment of First Union Note                                           (2,500,000)                 --
         Proceeds from Notes Payable                                             46,000,000                  --
         Principal repayments of obligation
           under capital leases                                                     (15,559)            (16,737)
         Proceeds from issuance of common stock                                  14,129,241           2,070,003
         Payment of deferred financing costs                                     (3,050,257)                 --
         Payment from issuance of Notes Payable                                   1,214,395

         Cash received from pre-Merger Zanart                                            --           6,600,000
         Proceeds from acceleration of Series A warrants                                              5,412,060
         Costs incurred associated with Private
           Placement & Merger                                                            --            (225,000)
                                                                               ------------        ------------
         Net cash provided by financing activities                               57,678,820          13,465,326
                                                                               ------------        ------------

Net increase in cash and cash equivalents                                        12,925,020          10,845,439
Cash and cash equivalents at beginning of period                                  6,989,580             819,066
                                                                               ------------        ------------
Cash and cash equivalents at end of period                                     $ 19,914,600        $ 11,664,505
                                                                               ============        ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes                                                     $    980,136        $    187,000
                                                                               ============        ============

Cash paid for interest                                                         $     90,471        $     51,202
                                                                               ============        ============
Purchase of Furniture and Fixtures with proceeds
of capital lease obligation                                                    $    762,400
                                                                               ============


ACQUISITIONS:

Fair value of assets acquired                                                  $  9,845,810
Intangible assets                                                                29,694,464
Accounts payable and accrued expenses                                           ( 2,522,041 )
Liabilities assumed                                                             ( 2,614,942 )
Stock issued as part of purchase price                                          ( 1,990,000 )
                                                                               ------------

Cash Paid                                                                      $ 32,413,291
                                                                               ============


The accompanying notes are an integral part of these consolidated financial statements.

                            CONTINUCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying interim consolidated financial data for Continucare Corporation ("Continucare" or the "Company") are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1998.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997 as set forth in the Company's Form 10-KSB.

NOTE 2 - BUSINESS COMBINATION

On September 19, 1997, the Company acquired the stock of Maxicare, Inc. ("Maxicare"), a Florida based home health agency, for a purchase price of $3,000,000. At closing, $2,700,000 was paid in cash, of which $2,500,000 was borrowed by the Company under a term note which was paid in full on October 30,1997. The remaining $300,000 is due in equal installments at the end of years two and three and is contingent on various factors. Maxicare is certified by the Healthcare Financing Administration and is licensed in the state of Florida as a Medicare and Medicaid home health agency. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $3,000,000 and is being amortized using the straight-line method over a weighted average life of twenty years. As of March 31, 1998, the consolidated financial statements include the accounts of Maxicare since the date of purchase.

The following unaudited pro forma statements of operations reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of Maxicare as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:


                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                           MARCH 31,                        MARCH 31,
                                      ------------------               -----------------
                                      1998 *        1997             1998            1997
                                      ----          ----             ----            ----
Total revenues                                $8,771,000           $30,474,000    17,907,000
                                              ==========           ===========   ===========

Income (loss) from operations                 $  700,000           $(6,345,000)  $ 2,738,000
                                              ==========           ===========   ===========

Net income (loss)                             $  498,000           $(4,619,000)  $ 1,681,000
                                              ==========           ===========   ===========

Basic and diluted earnings per
common share                                  $      .04           $      (.34)  $       .14
                                              ==========           ===========   ===========


* Acquisition is included in the Company's Statements of Operations for the three months ended March 31, 1998.

Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.

On October 31, 1997, the Company purchased the assets of Doctors Health Group, a company that provides healthcare services at outpatient centers through managed care contracts. The total purchase price for the acquisition was approximately $15,000,000, of which $1,500,000 was paid in common stock of the Company and approximately $13,500,000 was paid in cash. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $14,648,000 and is being amortized using the straight-line method over a weighted average life of eleven years. As of March 31, 1998, the consolidated financial statements include the accounts of Doctors Health Group from the purchase date.

The following unaudited pro forma statements of operations reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of Doctors Health Group as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   MARCH 31,                             MARCH 31,
                                           -------------------------                 -----------------
                                            1998 *            1997           1998              1997
                                            ----              ----           ----              ----

Total revenues                                            $7,392,000         $33,374,000   $20,925,000
                                                          ==========         ===========   ===========

Income (loss) from
  operations                                              $  975,000         $(5,976,000)  $ 3,806,000
                                                          ==========         ===========   ===========

Net income (loss)                                         $  773,000         $(4,251,000)  $ 2,749,000
                                                          ==========         ===========   ===========

Basic and diluted earnings per
common share                                              $      .06         $      (.31)  $       .23
                                                          ==========         ===========   ===========

* Acquisition is included in the Company's Statements of Operations for the three months ended March 31, 1998.

Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.

On December 1, 1997, the Company purchased the assets of Beacon Health Care Group, Inc., a company that provides radiology and diagnostic services in South Florida. The total purchase price for the acquisition was approximately $2,700,000 of which approximately $2,200,000 was paid in cash and approximately $500,000 was paid in common stock of the Company. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $2,100,000 and is being amortized using the straight-line method over a weighted average life of fifteen years. As of March 31, 1998, the consolidated financial statements include the accounts of Beacon Health Care Group, Inc. from the purchase date.

The following unaudited pro forma statements of operations reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of Beacon Health Care Group as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:

                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  MARCH 31,                               MARCH 31,
                                            ------------------                        ------------------
                                            1998  *           1997            1998           1997
                                            ----              ----            ----           ----
Total revenues                                                 $4,591,000   $30,174,000      $12,764,000
                                                               ==========   ===========      ===========

Income (loss) from
  operations                                                   $  365,000   $(6,743,000)     $ 2,022,000
                                                               ==========   ===========      ===========

Net income (loss)                                              $  112,000   $(5,068,000)     $   871,000
                                                               ==========   ===========      ===========

Basic and diluted earnings per
common share                                                   $      .01   $      (.37)     $       .07
                                                               ==========   ===========      ===========


* Acquisition is included in the Company's Statements of Operations for the three months ended March 31, 1998.

Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.

Effective January 1, 1998, the Company purchased the assets of Medical Service Organization, Inc., a company that provides managed care management services in South Florida. The total purchase price for the acquisition was approximately $4,265,000 of which approximately $865,000 was paid in cash and $3,400,000 was assumed liabilities. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $4,265,000 and is being amortized using the straight-line method over a weighted average life of twenty years. As of March 31, 1998, the consolidated financial statements include the accounts of Medical Service Organization from the purchase date.

The following unaudited pro forma statements of operations reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of Medical Service Organization as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:

                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                               MARCH 31,                                   MARCH 31,
                                            ------------------                        -----------------
                                            1998  *           1997             1998            1997
                                            ----              ----             ----            ----

Total revenues                                                 $4,533,000   $30,245,000     $12,411,000
                                                               ==========   ===========     ===========

Income (loss) from
  operations                                                   $  654,000   $(6,436,000)    $ 2,601,000
                                                               ==========   ===========     ===========

Net income (loss)                                              $  452,000   $(4,710,000)    $ 1,544,000
                                                               ==========   ===========     ===========

Basic and diluted earnings per
common share                                                   $      .04   $      (.34)    $       .13
                                                               ==========   ===========     ===========

* Acquisition is included in the Company's Statements of Operations for the three months ended March 31, 1998.

Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc. collectively referred to as "RMS", for a purchase price of $10,500,000. At closing, $10,500,000 was paid in cash, of which $9,940,000 was from a portion of the net proceeds from the sale of 8% Convertible Notes due 2002. The remaining $560,000 was paid in cash from the company's working capital. RMS is comprised of numerous rehabilitation clinics certified by the Healthcare Financing Administration and is licensed in the states of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid Outpatient Rehab provider of services. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $4,173,000 and is being amortized using the straight-line method over a weighted average life of twenty years. As of March 31, 1998, the consolidated financial statements include the accounts of RMS since the date of purchase.

The following unaudited pro forma statements of operations reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of RMS as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:

                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                     MARCH 31,                     MARCH 31,
                               ------------------             -----------------
                               1998          1997             1998          1997
                               ----          ----             ----          ----
Total revenues             $20,755,000   $11,042,000      $50,709,000    $31,940,000
                           -----------   ===========      ===========    ===========

Income(loss)
from operations            $(2,163,000)  $ 1,036,000      $(5,339,000)   $ 3,744,000
                           -----------   ===========      ===========    ===========

Net income (loss)          $(1,557,000)  $ 2,016,000      $(3,573,000)   $ 2,727,000
                           -----------   ===========      ===========    ===========

Basic and diluted earnings
  per common share         $      (.11)  $       .17      $      (.26)   $       .22
                           ===========   ===========      ===========    ===========

Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.

On April 14, 1998, the Company purchased the assets of SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., and Broward Managed Care, Inc., collectively SPI, companies that provide healthcare services at outpatient centers through managed care contracts. The total purchase price for the acquisition was approximately $6,750,000, of which $6,750,000 was paid in cash proceeds from the sale of 8% Convertible Subordinated Notes due 2002, sold on October 30, 1997. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $6,500,000 and is being amortized using the straight-line method over a weighted average life of twenty years. As of March 31, 1998, the consolidated financial statements include the accounts of SPI from the purchase date.

The following unaudited pro forma statements of operations reflect adjustments to Continucare's historical financial position and results of operations to give effect to the acquisition of SPI as if such had occurred as of the beginning of the following periods, after giving effect to certain pro forma adjustments as described below:

                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                   MARCH 31,                             MARCH 31,
                              -----------------                     -----------------
                              1998         1997                    1998           1997
                              ----         ----                    ----           ----
Total revenues            $29,846,000  $16,411,000             $66,815,000    $48,045,000
                          -----------  ===========             ===========    ===========

Income (loss) from
  operations              $(2,245,000) $   794,000             $(6,064,000)   $ 3,019,000
                          -----------  ===========             ===========    ===========

Net income (loss)         $(1,587,000) $   636,000             $(4,205,000)   $ 2,095,000
                          -----------  ===========             ===========    ===========

Basic and diluted earnings
  per common share        $      (.12) $       .05             $      (.31)   $       .17
                          ===========  ===========             ===========    ===========

Pro forma adjustments reflect the amortization of the resulting goodwill and the accrual for interest expense on the funds borrowed to consummate the acquisition.


NOTE 3 - CONVERTIBLE NOTES OFFERING

On October 30, 1997, the Company issued $46.0 million of 8% convertible subordinate notes due 2002 (the "Notes") Interest on the notes is payable semiannually beginning April 30, 1998. Continucare is using the net proceeds from the Notes for acquisitions, working capital and other general corporate purposes.

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

                       2000  ..................  104.00%
                       2001  ..................  102.00%

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


NOTE 4 - SHAREHOLDERS' EQUITY

On December 5, 1997, the Company completed a private equity placement of 2,250,000 shares of newly issued common stock, representing approximately 19.5% of the outstanding shares on such date, at an issue price of $5.00 per share. Proceeds to the Company, net of issue costs, were approximately $10,500,000. The stock was issued to Strategic Investment Partners Ltd., an investment vehicle owned by members of the Quantum Group of Funds which is managed by Soros Fund Management LLC.

On October 1, 1997, warrants to purchase 17,000 shares of common stock were exercised at an issue price of $6.00 per share. On January 30, 1998 warrants to purchase 250,000 shares of common stock were exercised at an issue price of $3.15 per share.


During the nine months ended March 31, 1998, options to purchase shares of common stock have been granted at an exercise price equal to the fair market value on the day of grant as follows: 620,000 shares at $5.125; 110,000 shares at $6.25; 38,000 shares at $6.75.

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128") in the second quarter of the fiscal year. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.


NOTE 5 - ASSIGNMENT OF REVENUE CONTRACTS

On September 10, 1997, the Company assigned certain of its Medicare behavioral health management contracts with freestanding centers to a third party. In connection with this transaction, the Company agreed to reduce the related receivables by approximately $742,000, which the Company recorded against its bad debt reserve in the prior fiscal year. The net balance of $7.3 million was converted to notes receivable ("Notes Receivable") to be paid by the programs over a five year term with interest to accrue at 9% per annum (included as Note Receivable in the enclosed balance sheets). The Notes Receivable is secured by all the assets of the business.

As of March 31, 1998 the Company recorded an allowance for doubtful accounts against the notes receivable of approximately $4,600,000.

The Company is negotiating new managed care opportunities under this line of business. Accordingly, the Company believes that this assignment does not qualify as discontinued operations.


NOTE 6 - ACQUISITION RESCISSION


Effective January 30, 1998, the Company rescinded its acquisition of Healthnet Maritime Services II, Inc. and an affiliate, which had originally been made on October 31, 1997. In unwinding the transaction, the former seller of Healthnet
(i) forfeited the rights to 241,000 shares of common stock that were to be issued, and (ii) agreed to pay the Company $50,000. The revenue and expenses of Healthnet are included in the financial statements of the Company for the period it was owned by the Company.


NOTE 7 - INCOME TAXES

The benefit for income taxes for the three months and nine months ended March 31, 1998, has been limited to the amount of the loss that can be carried back to 1997 and 1996 as well as the amount of deferred tax assets that will reverse during the carry forward period. The Company has recorded a valuation allowance for the difference between the effective tax rate and the benefit of the operating losses.

NOTE 8 - CONTINGENCY

In July 1997, the Company received a demand for arbitration relating to a claim by a former shareholder of the predecessor to Continucare alleging securities fraud in connection with the redemption of his shares. The former shareholder is seeking rescission of the redemption agreement or, in the alternative, damages in excess of $5,000,000. The Company has accrued $2,000,000 as its best estimate of potential settlement, and reflected this as an increase in Treasury Stock acquired.

NOTE 9 -IMPACT OF YEAR 2000


The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to engage in normal business activities.

Based on a recent assessment, the Company has modified and replaced significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with these modifications to its existing software and the conversions to the new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-QSB, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Certain factors that might cause such a difference include the following: (1) limited operating history of Continucare in current business,
(2) various risks associated with the acquisition of businesses including the expenses associated with the integration of the acquired businesses, difficulties in assimilating the operations of the acquired entities, and diversion of management resources; (3) statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could limit or reduce reimbursement levels;
(4) ability to attract and retain a sufficient number of qualified medical professionals; and (5) fluctuations in the volume of services rendered and/or the number of patients using the Company's services.

GENERAL

The Company provides a continuum of outpatient and ancillary healthcare services with a primary focus on outpatient treatment of musculoskeletal injuries and diseases, such as arthritis, osteoporosis, stroke and traumatic injuries. The Company's services include physical rehabilitation, home health, outpatient medical services including urgent care, radiology and diagnostic imaging services, primary care physician practice services including laboratory services, and the management of managed care services with managed care intermediaries.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated statements and notes thereto appearing elsewhere in this Form 10-QSB. The following table sets forth, for the periods indicated certain items from the statements of operations as a percentage of total revenues. The statements of operations include the operations of acquisitions made during the three months and nine months ended March 31, 1998 from the acquisition dates.

                                                               PERCENTAGE OF TOTAL REVENUES
                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                        ---------
                                                              1998                         1997
                                                              ----                         ----
Revenues:
         Fees for medical services, net                       97.2%                          0.0%
         Management fees                                       2.8                         100.0
                                                             -----                         -----
Total revenues                                               100.0                         100.0
Expenses:
         Hospitalization and outpatient services              64.8                            --
         Payroll and employee benefits                        23.5                          46.3
         Provision for bad debt                                 --                          10.1
         Provision for notes receivable                        3.5                            --
         Professional fees                                     2.8                          14.9
         General and administrative                           12.0                           8.0
         Start-up and conversion for new services              1.5                            --
         Depreciation and amortization                         5.5                           1.2
                                                             -----                         -----
  Total expenses                                             113.6                          80.5
                                                                                           -----
Income from operations                                       (13.6)                         19.5
                                                             -----                         -----
Other income (expenses):
         Interest income (expense), net                       (2.5)                          2.3
                                                             -----                         -----
Income (loss) before income taxes                            (16.1)                         21.8
Provision (benefit)for income taxes                          ( 1.3)                          8.0
                                                             -----                         -----
Net income (loss)                                            (14.8)%                        13.8%
                                                             =====                         =====


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUES - Total revenues increased 375% to $17,099,000 for the three months ended March 31, 1998, from $3,597,000 for the three months ended March 31, 1997. The increase in revenues was primarily attributable to the operations of various primary care practices acquired during the latter part of the prior fiscal year in addition to the rehabilitative service entities, home health agencies, outpatient primary care centers operated under managed care contracts, managed care management services, and an outpatient radiology and diagnostic imaging services company acquired during the first three quarters of the current fiscal year. This increase was offset with a shift in focus by the Company from the Medicare behavioral health area to the healthcare services noted above, which resulted in the assignment of certain of these Medicare behavioral health management contracts with freestanding community health centers during the three months ended September 30, 1997.

Approximately 97.2% of the Company's revenues for the three months ended March 31, 1998 were derived from fees for medical services provided by the primary care practices, home health agencies, the outpatient rehabilitation facilities owned by the Company, the outpatient primary care centers, managed care management services, and the outpatient radiology and diagnostic imaging services company.

Revenues for the three months ended March 31, 1997 were derived primarily from Medicare behavioral health management contracts with freestanding centers and hospitals.

EXPENSES - Hospitalization and outpatient services expenses of $11,080,000 for the three months ended March 31, 1998, represent the cost of providing medical services at the rehabilitative service entities, home health agencies, outpatient primary care centers, primary care practices and the outpatient radiology and diagnostic imaging services company.

Payroll and employee benefits decreased from 46.3% of total revenues for the three months ended March 31, 1997, or $1,666,000, to 23.5% of total revenues, or $4,016,000, for the three months ended March 31, 1998. This decrease is primarily attributable to the fact that, although there has been an increase in the dollar amount of payroll and employee benefits as a result of the acquisitions noted above, the increase in related revenues has been higher resulting in the decrease in payroll and employee benefits as a percentage of revenues.

A provision of $600,000, or 3.5% of total revenues, was recorded in the quarter ended March 31, 1998, to reflect management's determination of the Notes Receivable estimated net realizable value.

Professional fees decreased to $474,000, or 2.8% of total revenues, for the three months ended March 31, 1998 from $537,000, or 14.9%, of total revenues, for the three months ended March 31, 1997 primarily as a result of a decrease in outsourcing costs resulting from the hiring of additional management individuals in the current quarter and current nine months.

General and administrative expenses were approximately $2,060,000, or 12.0% of total revenues, for the three months ended March 31, 1998, as compared to $286,000, or 8.0% of total revenues, for the three months ended March 31, 1997. The increase of $1,774,000 was primarily related to the increased costs attributable to the various primary care practices acquired during the latter part of the prior fiscal year in addition to the administrative costs related to the rehabilitation entities, home health agencies, outpatient primary care centers and the outpatient radiology and diagnostic imaging services company acquired during the first three quarters of the current fiscal year.

Start-up and conversion expenses were approximately $250,000, or 1.5% of total revenues, for the three months ended March 31, 1998. These expenses were primarily attributable to the Bally's project and the costs to incorporate the operations of the various acquired primary care practices, rehabilitation entities, home health agencies, outpatient primary care centers and the outpatient radiology and diagnostic imaging services company acquired during the first three quarters of the current fiscal year. The Company anticipates such start-up and conversion expenses will continue to increase as the Company continues to build its infrastructure to support its absorption of acquisitions.

Depreciation and amortization increased to $950,000, or 5.5% of total revenues, for the three months ended March 31, 1998 as compared to $43,000, or 1.2% of total revenues, for the three months ended March 31, 1997 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions noted above.

INTEREST - Consolidated net interest income (expense) for the three months ended March 31, 1998, was ($423,000), or 2.5% of total revenues, compared to $84,000, or 2.3% of total revenues, for the three months ended March 31, 1997. The $861,000 of total interest expense relates to the $46,000,000 of 8% Convertible Subordinated Notes due September 30, 2002, (the "Notes") issued on October 30, 1997. Interest on the Notes is payable semiannually beginning April 30, 1998. The increase in interest expense was offset by approximately $438,000 in interest income primarily attributed to the investment of the Notes unused proceeds.

During the three months ended March 31, 1997, interest income was primarily attributable to the investment earnings on the proceeds of a private placement during such quarter for the reasons described above.

NET INCOME (LOSS) - Continucare's consolidated net loss for the three months ended March 31, 1998 was approximately $2,530,000 compared to net income for the three months ended March 31, 1997 of approximately $498,000.

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

EBITDA was approximately ($1,381,000) and $744,000 for the three months ended March 31, 1998 and 1997, respectively.

                                                                                     PERCENTAGE OF TOTAL REVENUES
                                                                                       FOR THE NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                               ---------
                                                                                   1998                         1997
                                                                                   ----                         ----
Revenues:
                  Fees for medical services, net                                    92.2 %                        0.0%
                  Management fees                                                    7.8                        100.0
                                                                                   -----                        -----
                  Total revenues                                                   100.0                        100.0
Expenses:
                  Hospitalization and outpatient services                           53.5                           --
                  Payroll and employee benefits                                     29.5                         46.1
                  Provision for bad debt                                             1.0                          8.7
                  Provision for Notes receivable                                     9.7                           --
                  Professional fees                                                  3.5                         10.4
                  General and administrative                                        16.8                          5.4
                  Start-up and Conversion                                            2.6                           --
                  Depreciation and amortization                                      5.8                          0.9
                                                                                   -----                        -----
         Total expenses                                                            122.4                         71.5
                                                                                   -----                        -----
Income from operations                                                             (22.4)                        28.5
                                                                                   -----                        -----
Other income (expenses):
                  Interest income (expense), net                                    (3.1)                         1.5
                  Minority interest                                                   --                         (1.7)
                                                                                   -----                        -----
Other income (expenses)                                                             (3.1)                        (0.2)
                                                                                   -----                        -----
Income before income taxes                                                         (25.5)                        28.3
Provision for income taxes                                                          (6.3)                        10.8
                                                                                   -----                        -----
Net income (loss)                                                                  (19.2)%                       17.5%
                                                                                   =====                        =====


NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

REVENUES - Total revenues increased 195% to $28,374,000 for the nine months ended March 31, 1998, from $9,604,000 for the nine months ended March 31, 1997. The increase in revenues was primarily attributable to the operations of various primary care practices acquired during the latter part of the prior fiscal year in addition to the rehabilitative entities, home health agencies, outpatient primary care centers, managed care management services and the outpatient radiology and diagnostic imaging services company that were acquired during the current nine months. This increase was offset by a shift in focus by the Company from the Medicare behavioral health area to the healthcare services noted above, which resulted in the assignment of certain of these Medicare behavioral health management contracts with freestanding community health centers during the nine months ended March 31, 1998.

The Company's revenues for the nine months ended March 31, 1998 were derived primarily from fees for medical services provided by the primary care practices, rehabilitative entities, home health agencies, managed care management services, the outpatient primary care centers and outpatient radiology and diagnostic imaging services company. These revenues, $26,173,000 for the nine months ended March 31, 1998, represent 92.2% of total revenues for this period.

Revenues for the nine months ended March 31, 1997 were derived primarily from Medicare behavioral health management contracts with freestanding centers and hospitals.

EXPENSES - Hospitalization and outpatient services expenses of $15,174,000 for the nine months ended March 31, 1998, represent the cost of providing medical services at the rehabilitative entities, home health agencies, outpatient primary care centers, primary care practices, managed care management services, and the outpatient radiology and diagnostic imaging services company.

Payroll and employee benefits increased to $8,358,000, for the nine months ended March 31, 1998, versus $4,426,000, for the nine months ended March 31, 1997. The increase in payroll and employee benefits is attributable to the increase in staff necessary to operate the primary care practices, outpatient primary care centers, rehabilitative entities, home health agencies and outpatient radiology and diagnostic imaging services company acquired in the current nine months.

Provision for bad debts decreased to $181,000, or 1.0% of total revenues, for the nine months ended March 31, 1998 from $833,000, or 8.7% of total revenues, for the nine months ended March 31, 1997. The decrease is due to the shift in revenue source from management fees to fees for medical services. Fees for medical services are recorded net of discounts and contractual allowances whereas management fees require the recording of a provision for bad debt to record the related receivable at net realizable value as determined by management's judgment.

The Company has recorded a provision for Notes Receivable of $2,767,000 or 9.7% of total revenues in the quarters ended March 31, 1998, and December 31, 1997 to reflect management's determination of its estimated net realizable value.

Professional fees increased to $1,006,000, or 3.5% of total revenues, for the nine months ended March 31, 1998 from $1,004,000, or 10.4%, of total revenues, for the nine months ended March 31, 1997 primarily as a result of acquisitions in this period as noted above.

General and administrative expenses were approximately $4,774,000, or 16.8% of total revenues, for the nine months ended March 31, 1998, as compared to $518,000, or 5.4% of total revenues, for the nine months ended March 31, 1997. The increase of $4,256,000 was primarily related to the acquisition of various primary care practices during the latter part of the prior fiscal year in addition to the acquisitions of the rehabilitative entities, home health agencies, outpatient primary care centers, managed care management services, and the outpatient radiology and diagnostic imaging services company during the current nine months.

Recognized start-up and conversion expenses were approximately $725,000, or 2.6% of total revenues, for the nine months ended March 31, 1998. These expenses were primarily attributable to the Bally's project and the acquisition of various primary care practices during the latter part of the prior fiscal year in addition to the acquisitions of the rehabilitative entities, home health agencies, outpatient primary care centers, managed care management services, and the outpatient radiology and diagnostic imaging services company acquired during the first three quarters of the current fiscal year. The Company anticipates such start-up and conversion expenses will continue to increase as the Company continues to build its infrastructure to support its absorption of acquisitions.

Depreciation and amortization increased to $1,633,000, or 5.8% of total revenues, for the nine months ended March 31, 1998 as compared to $84,000, or 0.9% of total revenues, for the nine months ended March 31, 1997 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions noted above.

INTEREST - Consolidated net interest income (expense) for the nine months ended March 31, 1998, was ($872,000), or 3.1% of total revenues, compared to $150,000, or 1.5% of total revenues, for the nine months ended March 31, 1997. Of the $1,567,000 in total interest expense, approximately $1,554,000 is attributed to the $46,000,000 Notes. The increase in interest expense was offset by approximately $785,000 in interest income primarily attributed to the investment of the Note's unused proceeds.

During the nine months ended March 31, 1997, interest income was primarily attributable to the proceeds of the private placement.

MINORITY INTEREST - Minority interest for the nine months ended March 31, 1997, was $162,000, or 1.7% of total revenues, and represented a 25% interest held by a third-party in the earnings of a Continucare subsidiary. Effective December 31, 1996, the Company purchased the interest held by the third-party owner for 40,000 shares of Company Common Stock. As a result, the nine months ended March 31, 1998, reflects no minority interest.

NET INCOME (LOSS) - Continucare's consolidated net loss for the nine months ended March 31, 1998 was approximately ($5,424,000) compared to net income for the nine months ended March 31, 1997 of approximately $1,681,000.

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

EBITDA was approximately ($4,712,000) and $2,822,000 for the nine months ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position has changed significantly since June 30, 1997.

On October 30, 1997, the Company issued $46,000,000 (of which approximately $3.0 million was used for loan issue costs) of 8% Convertible Subordinated Notes due September 30, 2002 with interest payable semiannually (the "Notes"). The Notes are convertible into Common Stock at any time after 60 days following the date of initial issuance thereof and prior to maturity, unless previously redeemed, at a conversion price of $7.25 per share. During the first three quarters, the Company used approximately $13,500,000 of the proceeds of the notes to purchase the outpatient centers operated under managed care contracts, approximately $2,200,000 was used to purchase the outpatient radiology and diagnostic imaging services company, approximately $2,565,000 was used to purchase the Medical Service

Organization, and approximately $9,940,000 was used to purchase three rehabilitative service companies known as RMS in the aggregate The Company intends to use the remainder of the proceeds for additional acquisitions, working capital and other general corporate purposes.

On December 5, 1997, the Company completed a private equity placement of 2,250,000 shares of newly issued common stock, representing approximately 19.5% of the outstanding shares on such date, at an issue price of $5.00 per share. Proceeds to the Company, net of issue costs, were approximately $10,500,000. The stock was issued to Strategic Investment Partners Ltd., an investment vehicle owned by members of the Quantum Groups of Funds which is managed by Soros Fund Management LLC.

On October 1, 1997, warrants to purchase 17,000 shares of common stock were exercised at an issue price of $6.00 per share. On January 30, 1998 warrants to purchase 250,000 shares were exercised at an issue price of $3.15 per share.

For the nine months ended March 31, 1998, net cash used in operating activities was approximately $8,356,000 primarily as a result of an increase in accounts receivable of approximately $7,785,000 related primarily to increased revenue from businesses acquired during the current period. For the nine months ended March 31, 1998, net cash used in investing activities was approximately $36,398,000, primarily related to the purchase of a home health agency, Doctors Health Group, Allied Medical Centers, Beacon Health Care Group, Medical Service Organization and RMS. Net cash provided by financing activities for the nine months ended March 31, 1998 was approximately $57,679,000, comprised primarily of the $46,000,000 sale of principal amount of notes and $10,500,000 of the sale of 2,250,000 shares of common stock to Strategic Investment Partners Ltd.

The Company's working capital was approximately $24,762,000 at March 31, 1998, compared to $8,005,000 at June 30, 1997. The increase in working capital is primarily attributable to and unexpended portion of the proceeds related to the issuance of $46,000,000 of 8% Convertible Subordinated Notes on October 30, 1997 and the accounts receivable absorbed as part of the acquisitions completed during the previous nine months as discussed above.

The Company anticipates that the cash flow from operations, together with funds raised through the offering of the Notes will be used to make acquisitions in order to grow its operations and pursue its business strategy. Based upon current expectations, the Company believes that cash flow from operations will be sufficient to meet its working capital requirements for fiscal year 1998, although there can be no assurance that it will be able to do so.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In July 1997, the Company received a demand for arbitration relating to a claim by a former shareholder of the predecessor to Continucare alleging securities fraud in connection with the redemption of his shares. The former shareholder is seeking rescission of the redemption agreement or, in the alternative, damages in excess of $5,000,000. The Company has accrued $2,000,000 as its best estimate of potential settlement, and reflected this as an increase in Treasury Stock acquired.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on January 21, 1998, the shareholders of the Company voted to elect Charles M. Fernandez, Dr. Phillip Frost, Richard B. Frost, Mark J. Hanna, Dr. Elias F. Ghanem, Robert Soros, Lee
S. Hillman and J. Kenneth Looloian, as Directors of the Company.

The number of votes cast for or withheld, with respect to each of the nominees were as follows:

     Nominee                          For                     Against
---------------------------------------------------------------------
Charles M. Fernandez                9,047,271                 6,360
Dr. Phillip Frost                   9,047,291                 6,340
Richard B. Frost                    9,047,291                 6,340
Mark J. Hanna                       9,047,291                 6,340
Dr. Elias F. Ghanem                 9,047,291                 6,340
Robert Soros                        9,047,291                 6,340
Lee S. Hillman                      9,047,291                 6,340
J. Kenneth Looloian                 9,047,291                 6,340


In addition, the shareholders of the Company voted to amend the Company's Amended and Restated 1995 Stock Option Plan (the "Stock Option Plan") which authorizes 1,750,000 shares of Common Stock for issuance upon exercise of stock options. The shareholders cast 8,944,991 votes in favor of the Stock Option Plan, 85,600 votes against and 23,040 shareholders withheld authority.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

               27    Financial Data Schedule

(b)      Reports on Form 8-K:

               During the three months ended March 31, 1998, the Company filed the following reports on Form 8-K: (i) Form 8-K filed February 26, 1998, to report an Item 2 event (acquisition of three Rehabilitative service companies).

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONTINUCARE CORPORATION

Dated:  May 15, 1998                 By:  /s/ CHARLES M. FERNANDEZ
                                          ------------------------------------
                                          Charles M. Fernandez, Chairman,
                                          Chief Executive Officer, President




Dated:  May 15, 1998                 By:  /s/ Jeffrey A. Barnhill
                                          ------------------------------------
                                          Jeffrey A. Barnhill
                                          Senior VP of Financial Operation
                                          and Principal Accounting Officer