Form 10KSB40
period 1998-06-30
CONTINUCARE CORP
filed 1998-10-13
CIK 803352

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended: June 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the fiscal year ended June 30, 1998 were $65,584,293.

         Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at September 1, 1998 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $24,377,478.

         Number of shares outstanding of each of the registrant's classes of Common Stock at September 1, 1998: 14,031,283 shares of Common Stock, $.0001 par value per share.

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

===============================================================================

                                     GENERAL

         Unless otherwise indicated or the context otherwise requires, all references in this Form 10-KSB to "Continucare" or the "Company" includes Continucare Corporation and its consolidated subsidiaries. The Company disclaims any intent or obligation to update "forward looking statements." All references to a fiscal year are to the Company's fiscal year which ends June 30. As used herein, fiscal 1999 refers to fiscal year ending June 30, 1999, fiscal 1998 refers to fiscal year ending June 30, 1998 and fiscal 1997 refers to fiscal year ending June 30, 1997.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Continucare is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking. Accordingly, such statements, including without limitation, those relating to the Company's future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to the Company, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

LIMITED OPERATING HISTORY; RISKS RELATING TO ACQUISITION STRATEGY

         Continucare was incorporated in February 1996, and has had limited operations to date. The Company's prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered in connection with an early-stage business in a highly-regulated, competitive environment. No assurance can be given that the Company will successfully implement any of its plans in a timely or effective manner or that the Company will be able to generate significant revenues or continue to operate profitably.

         The Company has expanded its operations through acquisitions of healthcare related companies. The financial performance and operations of the Company are and will continue to be subject to various risks associated with the Company's recent growth through acquisitions of businesses, including the expenses and operational challenges associated with the integration of the acquired businesses, difficulties in assimilating the operations of the acquired businesses and diversion of management resources and personnel. The process of integrating services, which includes management information systems, claims administration and billing services, utilization management of medical services, care coordination and case management, quality and cost monitoring and physician recruitment, as well as administrative functions, facilities and other aspects of operations, while managing a larger entity, presents a significant challenge to the Company's management. In addition, integration must be carried out so that Continucare is able to control medical and administrative costs.

         The successful integration of acquired businesses, as well as the ability to control costs, is important to the Company's future financial and operational performance. The anticipated benefits from acquisitions may not be achieved unless the operations of the acquired businesses are successfully combined with those of the Company in a timely manner. The process of integrating the acquired businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have a material adverse effect on the Company's operations, prospects, financial results and cash flows. There can be no assurance that the Company will realize any of the anticipated benefits from its acquisitions. While many of the expenses arising from the Company's efforts in these areas may have a negative effect on operating results until such time, if at all, as these expenses are offset by increased revenues, there can be no assurance that the Company will be able to implement its acquisition strategy, or that this strategy will ultimately be successful.

         Certain of the companies recently acquired by Continucare have recently or historically operated at a loss. Other acquired companies have experienced fluctuations in quarter-to-quarter operating results. Although Continucare has commenced certain measures intended to reduce these losses and to operate the acquired businesses profitably, there can be no assurance that Continucare will reverse these trends or operate these entities profitably. If there are continuing operating losses at the acquired companies, Continucare may need additional capital to fund its business, and there can be no assurance that such additional capital can be obtained or, if obtained, it will be on terms acceptable to Continucare.

         The Company continually evaluates potential acquisition candidates. In the event the Company targets a business to acquire, the Company will compete with other potential acquirors, some of which may have greater financial or operational resources than the Company. Competition for acquisitions may intensify due to the ongoing consolidation in the healthcare industry, which may increase the costs of capitalizing on such opportunities. Consummation of acquisitions could result in the incurrence or assumption by the Company of additional indebtedness and the issuance of additional equity. The issuance of shares of the Company's common stock, $0.0001 par value ("Common Stock") for an acquisition may result in dilution to shareholders.

RISKS OF FINANCIAL LEVERAGE

         The Company's indebtedness is significant in relation to its total capitalization. Giving effect to the issuance of the Company's 8% Convertible Subordinated Notes due 2002 issued in October 1997, Continucare's indebtedness accounts for approximately 78% of its total capitalization as of June 30, 1998 (or 80% after giving effect to the $5.0 million borrowed under a recent credit facility in August 1998). While the Company believes it will be able to service its debt, there can be no assurance to that effect. The degree to which Continucare is leveraged could affect its ability to service its indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of certain business opportunities or obtain additional financing. Unexpected declines in Continucare's future business, or the inability to obtain additional financing on terms acceptable to Continucare, if required, could impair Continucare's ability to meet its debt service obligations or fund acquisitions and therefore, could have material adverse effect on the Company's business and future prospects.

RISKS ASSOCIATED WITH CAPITATED ARRANGEMENTS INCLUDING RISK OF OVER-UTILIZATION BY MANAGED CARE PATIENTS, RISK OF REDUCTION OF CAPITATED RATES AND REGULATED RISKS

         The Company's provider entities have entered into several managed care agreements including certain capitated arrangements with managed care organizations. As a result, the Company anticipates that revenues derived from its capitated arrangements with managed care organizations as a percentage of its total revenue will increase substantially in fiscal 1999. Under capitated contracts, the health care provider typically accepts a pre-determined amount for professional services per patient per month from the managed care payor in exchange for the Company assuming responsibility for the provision of medical services for each covered individual. Such contracts pass much of the financial risk of providing care, such as over-utilization of healthcare services, from the payor to the provider. Because the Company incurs costs based on the frequency and extent of medical services provided, but only receives a fixed fee for agreeing to assume responsibility for the provision of such services, to the extent that the patients covered by such managed care contracts require more frequent or extensive care than is anticipated, the Company's operating margins may be reduced and, in certain cases, the revenue derived from such contracts may be insufficient to cover the costs of the services provided. In either event, the Company's business, prospects, financial condition and results of operations may be materially adversely affected. As an increasing percentage of patients enroll in managed care arrangements, the Company's future success will depend in part upon its ability to negotiate contracts with managed care payors on terms favorable to the Company and upon its effective management of health care costs through various methods, including competitive pricing and utilization management and review for purchased services. The proliferation of capitated contracts in markets served by the Company could result in decreased predictability of operating margins. There can be no assurance that the Company will be able to negotiate satisfactory arrangements on a capitated basis or that such arrangements will be profitable to the Company in the future. In addition, in certain jurisdictions, capitated agreements in which the provider bears the risk are regulated under state insurance laws. The degree to which these capitated arrangements are regulated by insurance laws varies on a state by state basis, and as a result, the Company may be limited in certain states, such as Florida, in which it may seek to enter into or arrange capitated agreements for its affiliated physicians when those capitated contracts involve the assumption of risk. There can be no guarantee that the state of Florida could take the position that the Company is regulated as an insurer which could have a material adverse affect on the Company and affect its revenues. See "--Dependence on Contracts with Managed Care Organizations."

DEPENDENCE ON CONTRACTS WITH MANAGED CARE ORGANIZATIONS

         The Company's ability to expand is dependent in part on increasing the number of managed care patients served by its affiliated physicians, primarily through negotiating additional and renewing existing contracts with managed care organizations and contracting on a favorable basis with additional providers to provide medical professional services to such patients. There can be no assurance that the Company will be successful in contracting with sufficient numbers of affiliated physicians to meet the requirements of managed care organizations on terms favorable to the Company and affiliated physicians. The Company's capitated managed care agreement with Foundation Health Corporation Affiliates ("Foundation") is a ten-year agreement with the initial term expiring on July 31, 2008, unless terminated earlier by Foundation for cause. In the event of termination of the Foundation agreement, the Company must continue to provide services to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. The Company's capitated managed care agreement with Humana Medical Plans, Inc. ("Humana") is a six-year agreement expiring July 31, 2004, unless terminated earlier for cause. The agreement shall automatically renew for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. In addition, the Humana agreement may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreement for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure, if possible. In the event of termination of the Humana agreement, the Company must continue to provide or arrange for services to any member hospitalized on the date of termination until the date of discharge or until it has made arrangements for substitute care. In some cases, Humana may provide 30 days' notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. The Company maintains other managed care relationships subject to various negotiated terms. There can be no assurance that the Company will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to the Company and affiliated physicians. The loss of any of these contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Reliance on Key Customers; Related Party Issues", "--Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Patients, Risk of Reduction of Capitated Rates and Regulatory Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Managed Care."

FEE-FOR-SERVICE ARRANGEMENTS

         Certain of the Company's physicians who render services on a fee-for-service basis (as opposed to capitation) typically bill various payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. There can be no assurance that payments under governmental programs or from other payors will remain at present levels. In addition, payors can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such payors or was experimental or for other reasons. Also, fee-for-service arrangements involve a credit risk related to uncollectibility of accounts receivable.

RISKS RELATED TO INTANGIBLE ASSETS

         As a result of various acquisition transactions, net intangible assets of approximately $38.6 million have been recorded as of June 30, 1998 on Continucare's balance sheet. Such intangible assets totaled approximately 291% of Continucare's stockholders' equity as of June 30, 1998. Using an amortization period ranging from 2.5 to 20 years, amortization expense relating to such intangible assets will be approximately $3.0 million per year.

Further acquisitions that result in the recognition of additional intangible assets would cause amortization expense to further increase. In certain circumstances, amortization generated by these intangible assets may not be deductible for tax purposes.

         At the time of or following each acquisition, the Company evaluates each acquisition and establishes an appropriate amortization period based on the specific underlying facts and circumstances of each such acquisition. Subsequent to such initial evaluation, the Company periodically reevaluates such facts and circumstances to determine if the related intangible asset continues to be realizable and if the amortization period continues to be appropriate. As the underlying facts and circumstances subsequent to the date of acquisition can change, there can be no assurance that the value of such intangible assets will be realized by the Company. Although at June 30, 1998, the net unamortized balance of intangible assets acquired was not considered to be impaired, any future determination, based on reevaluation of the underlying facts and circumstances, that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which could have a material effect on Continucare's business and results of operations.

RELIANCE ON KEY CUSTOMERS; RELATED PARTY ISSUES

         In fiscal 1998, the Company generated approximately 36% of its revenue from Foundation and approximately 17% of its revenues from Humana. In fiscal 1999, the Company anticipates a substantial increase in the percent of revenue derived from these sources. The loss of any of these contracts or significant reductions in reimbursement rates could have a material adverse affect on the Company. See "--Dependence on Contracts with Managed Care Organizations".

         Medicare regulations limit cost-based reimbursement for healthcare charges paid to related parties. A party is considered "related" to a provider if it is deemed to be under common ownership and/or control with the provider. One test for determining common control for this purpose is whether the percentage of the total revenues of the party received from services rendered to the provider is so high that it effectively constitutes control. Another test is whether the scope of management services furnished under contract is so broad that it constitutes control. It is possible that such regulations or the interpretation thereof could limit the number of management contracts and/or the fees attributable to such contracts if a particular client of the Company is deemed "related."

REIMBURSEMENT CONSIDERATIONS

         The Company receives reimbursement from the Medicare and Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Because a substantial portion of the services provided by the Company are covered by Medicare, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company.

         Significant changes have been and may be made in the Medicare program, which could have a material adverse effect on the Company's business, results of operations, prospects, financial results, financial condition or cash flows. In addition, legislation has been or may be introduced in the Congress of the United States which, if enacted, could adversely affect the operations of the Company by, for example, decreasing reimbursement by third-party payors such as Medicare or limiting the ability of the Company to maintain or increase the level of services provided to patients.

         Title XVIII of the Social Security Act authorizes Medicare Part A, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long term disabled) and Medicare Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the Secretary of Health and Human Services ("HHS"). Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to the services of the Company's Medicare certified outpatient rehabilitation facilities ("ORFs"), Comprehensive Outpatient Rehabilitation Facilities ("CORFs"), and Home Health Agencies ("HHAs"), in the past Medicare has reimbursed the "reasonable costs" for services up to program limits.

Medicare reimbursed costs are subject to audit, which may result in a decrease in payments the Company has previously received. Historically, Medicare Part B reimburses the operating cost component of most hospital outpatient services on a reasonable cost basis, subject to a 5.8% reduction which the Balanced Budget Act of 1997 (the "Budget Act"), extended through federal fiscal year 2000. However, Medicare recently issued a proposed regulation pursuant to which hospital outpatient services would be reimbursed on the basis of a prospective payment system ("PPS"). Such a PPS system is scheduled to be implemented shortly after the year 2000, however, it is impossible to predict whether the regulation will be implemented as currently proposed. It is also impossible to predict the effect a PPS system for these hospital outpatient services will have on the Company.

         Medicare Part B also reimburses the Company's radiology and diagnostic service providers on the basis of fee schedules which may change over time. There can be no assurance that the established fees will not change in a manner that could affect the revenues of the Company. See "--The Balanced Budget Act of 1997."

         Pursuant to the Medicaid program, the federal government supplements funds provided by the various states for medical assistance to the medically indigent. Payment for such medical and health services is made to providers in an amount determined in accordance with procedures and standards established by state law under federal guidelines. Significant changes have been and may continue to be made in the Medicaid program which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

         During certain fiscal years, the amounts appropriated by state legislatures for payment of Medicaid claims has not been sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may have a material adverse effect on the Company's cash flow, results of operations and financial condition.

         In 1992, the Medicare program began reimbursing physicians and certain non-physician professionals such as physical, occupational and speech therapists, clinical psychologists and clinical social workers, pursuant to a fee schedule derived using a resource-based relative value scale ("RBRVS"). Reimbursement amounts under the physician fee schedule are subject to periodic review and adjustment and may affect the Company's revenues to the extent they are dependent on reimbursement under the fee schedule.

         While the Company's net revenues from managed care organizations have increased and are expected by the Company to continue to increase, payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for nursing and related patient services, resulting in reduced profitability on such services. In addition, payors and employer groups are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's business, results of operations, prospects, financial results, financial condition or cash flows.

THE BALANCED BUDGET ACT OF 1997

         The Balanced Budget Act of 1997 (the "Budget Act") enacted in August 1997 contains numerous provisions related to Medicare and Medicaid reimbursement. It is unclear whether any or all of these provisions will be implemented by the Health Care Financing Administration ("HCFA") as scheduled. The general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act are intended to incentivize providers to deliver services efficiently at lower costs. The Budget Act also requires the Secretary of HHS to implement a PPS for home health agency services, and reduces the amount of Medicare reimbursement for HHA services. Under such a PPS system, providers will be reimbursed a fixed fee per treatment unit, and a provider having costs greater than the prospective amount will incur losses. The Company expects that there will continue to be numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. The Budget Act also established per beneficiary caps on certain outpatient rehabilitation services, including a $1,500 annual limit per discipline; however, recent legislation has been introduced to repeal this limit.

         Currently, Medicare reimburses skilled nursing facilities ("SNF") on a retrospective reasonable-cost basis, up to certain cost limits for routine services. The Budget Act requires the Secretary of HHS to establish a per diem prospective payment system for all SNF services. The prospective payment system for SNFs is required to be implemented over a three-year period beginning July 1, 1998. During the three-year transition period, payment will reflect a blend of facility specific and federal rates. In the fourth year, payment will be based solely on the federal rate adjusted by case mix, wages and geographic area. In addition, Medicare will soon require SNFs to bill and receive payment for most Medicare Part B services regardless of whether the services are provided by SNFs or by others under arrangement or pursuant to any other contracting or consulting agreement. The effective date to begin consolidated billing for all Part A residents is when they begin PPS. Consolidated billing for Part B only residents is delayed indefinitely. There can be no assurance that the implementation of these new rates will not have a material adverse affect on the Company's ability to maintain revenues from contracts with SNFs.

         The Budget Act also provides for a PPS for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999 (with up to a four-year phase-in period). Prospective rates determined by the HHS would reflect a 15% reduction to the cost limits and per-patient limits in place as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. Until PPS takes effect on October 1, 1999, the Budget Act established an interim payment system ("IPS") that provides for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their cost limits determined as the lesser of (i) actual costs (ii) 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits apply to the Company for the cost reporting periods beginning after October 1997. The failure to implement a PPS for home nursing services in the next several years could adversely affect the Company and its growth strategy.

         For cost reporting periods beginning on or after October 1, 1997, the Budget Act requires a home health agency to submit claims for payment for home health services only on the basis of the geographic location at which the service was furnished. HCFA has publicly expressed concern that some home health agencies are billing for services from administrative offices in locations with higher per-visit cost limitations than the cost limitations in effect in the geographic location of the home health agency furnishing the service. The Company is unable to determine the effect of the reimbursement impact resulting from payments for services based upon geographic location until HCFA finalizes related regulatory guidance. Any resultant reduction in the Company's cost limits could have a material adverse effect on the Company's business, financial condition or results of operations. However, until regulatory guidance is issued, the effect of such reductions cannot be predicted with any level of certainty.

         Various other provisions of the Budget Act may have an impact on the Company's business and results of operations. For example, venipuncture will no longer be a covered skilled nursing home care service unless it is performed in connection with other skilled nursing services. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. Beginning with services furnished on or after January 1, 1998, coverage of home health services will be gradually shifted over a period of six years from Medicare Part A to Medicare Part B except for a maximum of 100 visits during a spell of illness after a three-day hospitalization initiated within 14 days after discharge or after receiving any covered services in a skilled nursing facility, each of which will continue to be covered under Medicare Part
A. Another provision of the Budget Act would reduce Medicare reimbursements to acute care hospitals for non-Medicare patients who are discharged from the hospital after a very short inpatient stay to the care of a home health agency. The impact of these reimbursement changes could have a material adverse effect on the Company's business, financial condition or results of operations. However, this impact cannot be predicted with any level of certainty at this time.

         Among the other changes made by the Budget Act are the following: (i) reducing the amounts which the federal government will pay for services provided to Medicare and Medicaid beneficiaries by an estimated $115 billion and $13 billion, respectively over the next five years; (ii) reducing payments to hospitals for inpatient and outpatient services provided to Medicare beneficiaries by an estimated $44 billion over the next five years; (iii) establishing the Medicare+Choice Program, which expands the availability of managed care alternatives to Medicare beneficiaries, including Medical Savings Accounts; (iv) converting the Medicare reimbursement of outpatient hospital services from a reasonable cost basis to a PPS; (v) adjusting the manner in which Medicare calculates the amount of copayments which are deducted from the Medicare payment to hospitals for outpatient services; (vi) freezing the Medicare hospital PPS and PPS-exempt hospital and distinct part unit update for fiscal year 1998, and limiting the level of annual updates for subsequent years; (vii) reducing various other Medicare payments to providers; (viii) repealing the federal Boren Amendment, which imposed certain requirements on the level of reimbursement paid to hospitals for services rendered to Medicaid beneficiaries; (ix) permitting states to mandate managed care for Medicaid beneficiaries without the need for federal waivers; (x) instituting permanent, mandatory exclusion from any federal health care program for those convicted of three health care-related crimes, and a mandatory 10-year exclusion for those convicted of two health care-related crimes. Additionally, the Secretary of HHS will be able to deny entry into Medicare or Medicaid or deny renewal to any provider or supplier convicted of any felony that the Secretary deems to be "inconsistent with the best interests" of the program's beneficiaries; and (xi) creating a new civil monetary penalty for violations of the Federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the Social Securities Act ("Anti-Kickback Law") for cases in which a person contracts with an excluded provider for the provision of health care items or services where the person knows or should know that the provider has been excluded from participation in a federal health care program. Violations will result in damages three times the remuneration involved, as well as a penalty of $50,000 per violation. There can be no assurance that the Company will not be subject to the imposition of a fine or other penalty from time to time.

PROPOSED LEGISLATION

         Legislation pending before Congress and the State Legislature proposes to alter the financing and delivery of health care services provided by the Company (beyond the changes made by the Budget Act). There are wide variations among the bills and their ultimate effect on the Company cannot be determined. Certain proposals would encourage the growth of managed care networks, extend temporary reductions in Medicare reimbursement imposed under current law, impose additional costs in Medicare reimbursement and substantially restructure Medicaid.

ADDITIONAL PAYOR CONSIDERATIONS

         Medicare retrospectively audits all reimbursements paid to participating providers, including those now or previously managed by the Company, cost reports of client hospitals, CORFs, ORFs, and HHAs upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, at any time, the Company could be subject to refund obligations to such clients for prior period cost reports that have not been audited and settled as of the date hereof.

         Certain private insurance companies contract with hospitals and other providers on an "exclusive" or a "preferred provider" basis and some insurers have introduced plans known as "preferred provider organizations" ("PPOs"). Under such plans, there may be financial incentives for subscribers to use only those providers that contract with the plans. Under an exclusive provider plan, which includes most "health maintenance organizations" ("HMOs"), private payors limit coverage to those services provided by selected providers. With this contracting authority, private payors may direct patients away from nonselected providers by denying coverage for services provided by them.

         Most PPOs and HMOs currently pay providers on a discounted fee-for-service basis or on a discounted fixed rate per day of care. Many health care providers do not have accurate information about their actual costs of providing specific types of care, particularly since each patient presents a different mix of services and lengths of stay. Consequently, the discounts offered to PPOs and HMOs may result in payments at less than actual costs.

         Payors, including Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided. As a result, the Company anticipates that the number of patients served by hospitals on a per diem, episodic or capitated basis will increase in the future. There can be no assurance that if amounts paid or reimbursed to ORFs and HHAs decline, it will not adversely affect the Company.

INCREASED SCRUTINY OF HEALTHCARE INDUSTRY

         The healthcare industry has in general been the subject of increased government and public scrutiny in recent years, which has focused on the appropriateness of the care provided, referral and marketing practices and other matters. Increased media and public attention has recently been focused on the outpatient services industry in particular as a result of allegations of fraudulent practices related to the nature and duration of patient treatments, illegal remuneration and certain marketing, admission and billing practices by certain healthcare providers. The alleged practices have been the subject of federal and state investigations, as well as other legal proceedings. Healthcare is a target for investigations because yearly Medicare payments to these types of services have increased substantially during the past several years. The Company is unable to predict the effect of a post-payment review on any Continucare provider or publicity in general about the healthcare services industry might have on the Company. There can be no assurance that the Company will not be subject to federal and state review or investigation from time to time.

         Federal and state governments have recently focused significant attention on healthcare reform intended to control healthcare costs and to improve access to medical services for uninsured individuals. These proposals include cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. See "--Reimbursement Considerations." It is uncertain at this time what legislation regarding healthcare reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's business, results of operations, prospects, financial results, financial condition or cash flows.

GOVERNMENT REGULATION

         The federal government and all states in which the Company operates regulate certain aspects of the healthcare services provided by programs managed by the Company and other healthcare services provided by the Company. In particular, the development and operation of healthcare facilities are subject to federal, state and local licensure and certification laws. Healthcare facilities are subject to periodic inspection by governmental and other authorities to assure compliance with the standards established for continued licensure under state law and certification under the Medicare and Medicaid programs. Failure to obtain or renew any required regulatory approvals or licenses could prevent such facility from offering outpatient services or receiving Medicare, Medicaid or other third party payments.

         The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage overutilization, underutilization or the referral of patients or payor funded business, or the recommendation of, a particular provider for medical products and services.

         FEDERAL "FRAUD AND ABUSE" LAWS AND REGULATIONS. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under the Medicare or Medicaid programs. In addition to criminal penalties, including fines of up to $25,000 and five (5) years imprisonment, violations of the Anti-Kickback Law can lead to civil monetary penalties (which, pursuant to the Budget Act, can amount to as much as $50,000 for each violation, plus up to treble damages, based on the remuneration illegally offered, paid, received or solicited) and exclusion from Medicare, Medicaid and certain other state and federal health care programs. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. HHS has published regulations which describe certain "safe harbor" arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. HHS is expected to promulgate additional safe harbor regulations in the future. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, health care providers having these arrangements or relationships may be required to alter them in order to ensure compliance with the Anti-Kickback Law.

         Management of the Company believes that its contracts with providers, physicians and other referral sources are in material compliance with the Anti-Kickback Law and will make every effort to comply with the Anti-Kickback Law. However, in light of the narrowness of the safe harbor regulations and the scarcity of case law interpreting the Anti-Kickback Law, there can be no assurances that the Company will not be alleged to have violated the Anti-Kickback Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         The Office of the Inspector General of the Department of HHS, the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. Members of Congress have proposed legislation that would significantly expand the federal government's involvement in curtailing fraud and abuse and increase the monetary penalties for violation of these provisions. In addition, some states restrict certain business relationships between physicians and other providers of health care services.

         The federal government, private insurers and various state enforcement agencies have increased their scrutiny of provider business practices and claims, particularly in the areas of home health care and durable medical equipment in an effort to identify and prosecute parties engaged in fraudulent and abusive practices. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies. ORT, which initially focused on companies located in California, Florida, Illinois, New York and Texas, the states with the largest Medicare populations, has been expanded to all 50 states. While the Company believes that it is in material compliance with such laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted. It is the Company's policy to monitor its compliance with such laws and to take appropriate actions to ensure such compliance.

         Additionally, HCFA has implemented "Wedge Surveys" in at least 13 states, including Connecticut, Florida, Tennessee, Illinois, Indiana, Massachusetts, Minnesota, Ohio, Oklahoma, Texas, Utah, Virginia and Wyoming. In these surveys, HCFA completes ORT-type surveys on a much smaller scale. Generally, HCFA reviews a small, limited number of claims over a two-month period and extrapolates the percentage alleged to be paid in error to all claims paid for the period under review. Assuming the reviewer uncovered nothing significant, the provider then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may be referred for further review.

         STATE FRAUD AND ABUSE REGULATIONS. Various States also have anti-kickback laws applicable to licensed healthcare professionals and other providers and, in some instances, applicable to any person engaged in the proscribed conduct. For example, Florida enacted "The Patient Brokering Act" which imposes criminal penalties, including jail terms and fines, for receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engage in any split-fee arrangement, in any form whatsoever, to induce the referral of patients or patronage from a healthcare provider or healthcare facility.

         Management of the Company believes that its contracts with providers, physicians and other referral sources are in material compliance with the State laws and will make every effort to comply with the State laws. However, there can be no assurances that the Company will not be alleged to have violated the State laws, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         RESTRICTIONS ON PHYSICIAN REFERRALS. The federal Anti-Self Referral Law (the "Stark Law") prohibits certain patient referrals by interested physicians. Specifically, the Stark Law prohibits a physician, or an immediate family member, who has a financial relationship with an entity, from referring Medicare or Medicaid patients with limited exceptions, to that entity for the following "designated health services", clinical laboratory services, physical therapy services, occupational therapy services, radiology or other diagnostic services, durable medical equipment and supplies, radiation therapy services and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, an entity. The Stark Law also prohibits an entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from the Medicare and Medicaid programs.

         HHS has proposed regulations further implementing and interpreting the Stark Law. If adopted as final these regulations will impact the interpretation and application of the Stark Law. The Company is unable to predict the manner in which those regulations could impact the Company's current compliance with the Stark Law.

         Management of the Company believes that it is presently in material compliance with the Stark Law and will make every effort to comply with the Stark Law. However, in light of the lack of regulatory guidance and the scarcity of case law interpreting the Stark Law, there can be no assurances that the Company will not be alleged to have violated the Stark Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on the Company's results of operations, financial condition or cash flows.

         CORPORATE PRACTICE OF MEDICINE DOCTRINE. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. The Company seeks to structure its business arrangements in compliance with these laws and, from time to time, the Company has sought guidance as to the interpretation of such laws; however, there can be no assurance that such laws ultimately will be interpreted in a manner consistent with the practices of the Company.

         CERTIFICATES OF NEED AND CERTIFICATES OF EXEMPTION. Many states, including states in which the Company operates, have procedures for the orderly and economical development of health care facilities, the avoidance of unnecessary duplication of such facilities and the promotion of planning for development of such facilities. Such states require health care facilities to obtain Certificates of Need ("CONs") or Certificates of Exemption ("COEs") before initiating projects in excess of a certain threshold for the acquisition of major medical equipment or other capital expenditures; changing the scope or operation of a health care facility; establishing or discontinuing a health care service or facility; increasing, decreasing or redistributing bed capacity; and/or changing of ownership of a health care facility, among others. Possible sanctions for violation of any of these statutes and regulations include loss of licensure or eligibility to participate in reimbursement programs and other penalties. These laws vary from state to state and are generally administered by the respective state department of health. The Company seeks to structure its business operations in compliance with these laws and has sought guidance as to the interpretation of such laws and the procurement of required CONs and/or COEs. There can be no assurance, however, that the Company or any of its client hospitals, CORFs, ORFs or HHAs will be able to obtain required CONs and/or COEs in the future.

         The Company is unable to predict the future course of federal, state or local legislation or regulation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

GEOGRAPHIC CONCENTRATION; RISKS ASSOCIATED WITH FUTURE GEOGRAPHIC EXPANSION

         Approximately 94% of the Company's net revenues in fiscal 1998 were derived from the Company's operations in Florida. Unless and until the Company's operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Florida could have a material adverse effect on the Company's financial condition or results of operations. The Company has made limited expansions outside the State of Florida. In the event that the Company continues to expand its operations into new geographic markets, the Company will need to establish new relationships with physicians and other healthcare providers. In addition, the Company will be required to comply with laws and regulations of states that differ from those in which the Company currently operates, and may face competitors with greater knowledge of such local markets. There can be no assurance that the Company will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.

DEPENDENCE ON PHYSICIANS

         A significant portion of the Company's revenue is derived (i) from patient service revenue generated by physicians employed by or under contract with the Company and (ii) under managed care contracts held by the Company. Revenue derived by the Company under capitated managed care contracts depends on the continued participation of physicians providing medical services to patients of the managed care companies and independent physicians contracting with the Company to participate in provider networks which are developed or managed by the Company. Physicians can typically terminate their agreements to provide medical services under managed care contracts by providing notice of such termination to the payor. Termination of these agreements by physicians may result in termination by the payor of a managed care contract between the Company and the payor. Any material loss of physicians, whether as a result of the loss of network physicians or the termination of managed care contracts resulting from the loss of network physicians or otherwise, could have a material adverse effect on the Company's business, results of operations, prospects, financial results, financial condition or cash flows. The Company competes with general acute care hospitals and other healthcare providers for the services of medical professionals. Demand for such medical professionals is high and such professionals often receive competing offers. No assurance can be given that the Company will be able to continue to recruit and retain a sufficient number of qualified medical professionals. The inability to successfully recruit and retain medical professionals could adversely affect the Company's ability to successfully implement its growth strategy. See "Business--Administrative Support Operations."

DEPENDENCE ON KEY EMPLOYEES

         The Company's ability to implement its growth strategy is dependent in large part upon the efforts of its senior management, particularly Charles M. Fernandez, the Company's Chairman of the Board, Chief Executive Officer and President. The loss of the services of Mr. Fernandez could have a material adverse effect on the Company. The Company has secured a $2 million "key-man" life insurance policy on Mr. Fernandez.

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

INSURANCE

         Continucare carries general liability, comprehensive property damage, malpractice, workers' compensation, stop-loss and other insurance coverages that management considers adequate for the protection of Continucare's assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against the Company. A successful claim against Continucare in excess of its insurance coverage could have a material adverse effect on Continucare.

TECHNOLOGY; YEAR 2000 COMPLIANCE

         The Year 2000 Issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations and patient care, including, among other things, a failure of certain patient care applications and equipment, a failure of control systems, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent and ongoing assessment, the Company determined that it will be required to modify or replace certain portions of its software, hardware and patient care equipment so that its systems will function properly with respect to dates in the year 2000 and thereafter. Affected systems will include clinical and biomedical instrumentation and equipment used within the Company for purposes of direct or indirect patient care such as imaging, laboratory, pharmacy and respiratory devices; cardiology measurement and support devices; emergency care devices (including monitors, defibrillators, dialysis equipment and ventilators); and general patient care devices (including telemetry equipment and intravenous pumps). The Company presently believes that with modifications to existing software and conversions to new clinical and biomedical instrumentation and equipment, the Year 2000 Issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimates to complete include the costs and time associated with the impact of third-party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

         The Company will utilize both internal and external resources to reprogram, or replace and test the software and patient care equipment for Year 2000 modifications. The Company anticipates completing the Year 2000 project by June 30th, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $1.0 million and is being funded through operating cash flows. Of the total projected cost, approximately $800,000 is attributable to the purchase of new software and patient care equipment, which will be capitalized. The remaining $200,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $500,000 ($100,000 expensed and $400,000 capitalized for new systems and equipment).

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of replacement equipment and personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

UPGRADE OF MANAGEMENT INFORMATION SYSTEMS; TECHNOLOGICAL OBSOLESCENCE

         The operations of the Company are heavily dependent on its management information systems. Implementation of new management information systems and integration of management information systems in connection with acquisitions require a transition period during which various functions must be converted or integrated to the new systems. This conversion and integration process may entail errors, defects or prolonged downtime, especially at the outset, and such errors, defects or downtime could have a material adverse effect on the Company's business, results of operations, prospects, financial results, financial condition or cash flows.

         Both the software and hardware used by the Company in connection with the services it provides have been subject to rapid technological change. Although the Company believes that its technology can be upgraded as necessary, the development of new technologies or refinements of existing technology could make the Company's existing equipment obsolete. Although the Company is not currently aware of any pending technological developments that would be likely to have a material adverse effect on its business, there is no assurance that such developments will not occur.

                                  * * * * * * *

         The Company cautions that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrences of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Continucare is a provider of integrated outpatient healthcare services and operates primarily in Florida. The Company provides a broad continuum of healthcare services through its network of physician practices, outpatient clinics, rehabilitation centers, home healthcare agencies, diagnostic imaging centers and laboratory services (within its group physician practices). As a result of its ability to provide a quality continuum of healthcare services through approximately 300 locations, the Company has become a preferred healthcare provider in Florida to some of the nation's largest managed care organizations, including (i) Humana, for which, as of June 30, 1998, it managed the care for approximately 16,000 patients on a capitated basis and (ii) Foundation, for which, as of June 30, 1998, it managed the care for approximately 34,000 patients on a capitated basis. As of June 30, 1998, the Company's Florida delivery services network included approximately 300 physicians.

INDUSTRY OVERVIEW

         There are three principal industry elements which management believes have created a substantial opportunity for the Company including: (i) the continued penetration of managed care, (ii) the highly fragmented nature of the delivery of outpatient services, and (iii) the shift in the provision of healthcare services from the hospital to lower cost outpatient locations and the home.

         CONTINUED PENETRATION OF MANAGED CARE. In response to escalating expenditures in healthcare costs, payors, such as Medicare and managed care organizations, have increasingly pressured physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost outpatient care, and to reduced hospital admissions and lengths of stay. To further increase efficiency and reduce the incentive to provide unnecessary healthcare services to patients, payors have developed a reimbursement structure called capitation. Capitation contracts require the payment to healthcare providers of a fixed amount per patient for a given patient population, and the providers assume full responsibility for servicing all of the healthcare services needs of those patients, regardless of their condition. The Company believes that low cost providers and those companies providing a full continuum of outpatient care will succeed in the capitation environment because such companies have the ability to manage the cost of patient care.

         HIGHLY FRAGMENTED MARKET. The highly fragmented nature of the delivery of outpatient services has created an inefficient healthcare services environment for patients, payors and providers. Managed care companies and other payors must negotiate with multiple healthcare services providers, including physicians, hospitals and ancillary services providers, to provide geographic coverage to their patients. As a result, patients are often forced to visit multiple locations and multiple providers to seek appropriate treatment. Furthermore, physicians who practice alone or in small groups have experienced difficulty negotiating favorable contracts with managed care companies and have trouble providing the burdensome documentation required by such entities. In addition, healthcare services providers may lose control of patients when they refer them out of their network for additional services that such providers do not offer. As a result of these industry dynamics, the Company has developed a network to provide a full continuum of outpatient care where patients can receive substantially all of their outpatient service needs through approximately 300 locations. Due to the Company's broad network, managed care companies can negotiate capitation contracts with the Company and service a large group of patients within its network. The Company intends to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand its network, which should make the Company a provider of choice to managed care organizations.

         SHIFT TOWARD LOW-COST OUTPATIENT TREATMENT. Outpatient treatment has grown rapidly as a result of (i) advances in medical technology, which have facilitated the delivery of healthcare in alternate sites, (ii) demographic trends, such as an aging population and (iii) preferences among patients to receive care in their homes. The Company expects this trend to continue as managed care companies and healthcare providers continue shifting towards the lower cost providers.

BUSINESS STRATEGY

         The Company intends to leverage the current industry dynamics by (i) expanding its physician network, (ii) expanding its continuum through ancillary service offerings, such as rehabilitation services, diagnostic services and home care, (iii) increasing its managed care revenues and (iv) implementing its network model in additional selected strategic markets.

         CONTINUED EXPANSION OF PHYSICIAN NETWORK. The physician network is the platform of the Company's continuum of services. The Company intends to expand its physician network by (i) adding physicians to its Independent Practice Association ("IPA"), which enables physicians to maintain their own practices,
(ii) hiring physicians to work in Company-owned physician practices and clinics and (iii) acquiring physician practices and clinics. Pursuant to the Company's physician practice and clinic acquisition strategy, the Company generally targets smaller physician practices which do not currently provide ancillary services. Immediately following such acquisitions, the Company integrates these operations into the Company's continuum and provides the practices with administrative services, additional and more favorable managed care arrangements and access to the Company's ancillary services offerings such as diagnostic imaging, laboratory services, rehabilitation services and home care.

         EXPANSION OF THE CONTINUUM THROUGH ANCILLARY SERVICES. Ancillary services currently include rehabilitation services, home care, diagnostic imaging and laboratory services. Such services provide the Company with additional services and entry points along the continuum which are highly desired by patients and managed care organizations. These ancillary services assist the Company in negotiating more favorable managed care contracts, including higher capitation rates. The Company believes that it has been successful at making such acquisitions at favorable purchase prices. The Company believes that there are significant other opportunistic acquisitions available in Florida and in other targeted areas which should enhance the continuum. The Company periodically evaluates potential opportunities for acquisitions of health centers, rehabilitation facilities and home health operations which would complement the Company's current operations.

         ESTABLISH ADDITIONAL MANAGED CARE CONTRACTS. The Company is focused on establishing additional managed care contracts with the leading managed care companies in Florida to capitalize on increased managed care enrollments. The Company believes it has been successful in developing managed care relationships due to its network of quality physicians, the provision of a range of healthcare services within its network and its many locations.

         IMPLEMENT CONTINUUM SERVICES MODEL IN SELECTED MARKETS. The Company has successfully implemented its integrated continuum services model in south and central Florida, and intends to selectively expand the model into other appropriate markets by tailoring its services and facilities to the needs of individual markets.

ACQUISITIONS

         Since its inception in February 1996, the Company has expanded its continuum of outpatient delivery services through various acquisitions. Because physicians are in a position to control quality of care, utilization of care and cost of care, the Company seeks to acquire smaller, well-established physician practices that traditionally do not provide a substantial amount of ancillary services.

         The Company focuses on improving the performance of these practices by expanding the managed care contracts and providing ancillary services along the continuum of care. The Company continues to evaluate the acquisition of providers of ancillary services, such as rehabilitation, home health and diagnostic services. The Company's criteria for acquisitions include those that are complimentary to the existing network, are consistent with the Company's strategy, have established relationships with managed care providers, have established management teams, as well as those that provide entry into new markets and regions. The Company has traditionally targeted acquisitions in the Florida market and other southeastern states. The purchase price for acquisitions is typically based on a multiple of prior year earnings before interest, taxes, depreciation and amortization ("EBITDA") for the target company, and is paid in cash or Common Stock, or a combination thereof.

RECENT DEVELOPMENTS

         In August 1998, the Company purchased the assets of Care Med, a managed care healthcare company which owns or has agreements with approximately 30 physician practices. The total purchase price was approximately $6.7 million, of which $4.2 million was paid at closing and the remaining balance is payable in equal monthly installments over the ensuing 24 months.

CONTINUUM OF CARE

         Continucare is a provider of integrated outpatient healthcare. The Company has established a network of physician practices as the primary caregiver and surrounded these practices with a continuum of outpatient services, including office based rehabilitation services, home healthcare and diagnostic services. The Company intends to expand its delivery services network by adding ancillary services and through strategic acquisitions of, and affiliations with, primary and specialty physician practices, especially primary care physicians with an emphasis on musculoskeletal disorders such as rheumatologists and orthopedic surgeons. Treatment of these diseases by such physicians involves the utilization of physical rehabilitation, bone densitometry, home healthcare and diagnostic services; services which are presently part of the Company's continuum of care. The Company's services are provided by physicians in office-based practices, including health centers, outpatient rehabilitation facilities and in the patient's home.

         OFFICE AND PHYSICIAN/HEALTH CENTER PRACTICES. Since commencing its operations in 1996, the Company has expanded its physician network through acquisitions of physician practices, employment of new physicians and affiliations with physicians through the Company's IPAs. This physician network provides a broad platform for the delivery of the Company's continuum of healthcare services to patients. As of June 30, 1998, the Company employed or contracted with approximately 300 physicians in Florida and provided services to approximately 50,000 patients under capitated managed care contracts.

         The physicians within the Company's network treat patients in office-based settings as well as health centers. A typical office-based practice is located in a major metropolitan area, in office space that ranges from 5,000 to 8,000 square feet. The office typically employs or contracts with approximately two to three physicians. The physicians provide primary care and specialty care to their patients. A typical health center is located in or near major metropolitan areas, in space that ranges from 2,500 to 5,000 square feet. A health center is typically staffed with approximately two physicians, and is open five days a week. The Company provides laboratory services to its owned physician practices.

         OUTPATIENT REHABILITATION FACILITIES. The continuing emphasis of containing the increases in healthcare costs, as evidenced by Medicare's prospective payment system, the growth in managed care and the various alternative healthcare reform proposals, often results in the early discharge of patients from acute care facilities. As a result, many hospital patients may not receive the intensity of services necessary for them to achieve a full recovery from their diseases, disorders or traumatic conditions. The Company's outpatient rehabilitation services play a significant role in the continuum of care because they provide a high level of service, in terms of intensity, quality and frequency, in a more cost-efficient setting.

         Since commencing operations, the Company's rehabilitation division has grown primarily through two acquisitions. As of June 30, 1998, there were 18 rehabilitation centers throughout Florida and one center in each of Alabama, Georgia, North Carolina and South Carolina. The Company also provides rehabilitation staffing services for 20 additional locations throughout Florida, Alabama, Georgia, North Carolina and South Carolina. The Company began its rehabilitation operations in November 1996 and acquired the additional centers in connection with the acquisition of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. in February 1998.

         When a patient is referred to one of the Company's rehabilitation facilities, a multi-disciplinary team of professionals work with the patient, the patient's family and physicians to establish a rehabilitation care plan designed specifically for that patient. Depending upon the patient's disability, this process may involve the services of a single discipline, such as physical therapy for a knee injury, or of multiple disciplines, as in the case of a complicated stroke patient, which may include speech therapy and occupational therapy. The rehabilitation care plan is designed to address the medical, physical, occupational, social, emotional and communication impairments of a patient as a result of trauma and physical conditions. Emphasis is placed on maximizing functional independence in regard to mobility, self-care and daily living skills related to environment and leisure activities. Rehabilitative healthcare services are provided by a variety of healthcare professionals including physiatrists, rehabilitation nurses, physical therapists, occupational therapists, speech-language pathologists, respiratory therapists, recreation therapists, social workers, rehabilitation counselors and others.

         The Company has developed numerous rehabilitation programs for a variety of disorders, which include treatment for stroke, head injury, peripheral nerve injury, neuromuscular injury, speech and language disorder, amputation, arthritis, cerebral palsy and multiple sclerosis. Patients treated at the Company's outpatient centers will undergo varying courses of therapy depending upon their needs. Some patients may only require a few hours of therapy per week for a few weeks, while others may spend up to four hours per day in therapy for six months or more, depending on the nature, severity and complexity of their injuries. Each facility's goal is to provide a rehabilitation program that will restore the patient to a productive, active and independent lifestyle as soon as possible.

         The Company manages three rehabilitation facilities in Florida for Bally fitness centers pursuant to its February 1997 agreement with Bally Total Fitness ("Bally"). Continucare will be responsible for staffing the rehabilitation facilities at the Bally fitness centers with necessary personnel, such as physical and occupational therapists, and contracts for a medical director at each facility.

         As of June 30, 1998, the Company operated or managed approximately 40 outpatient rehabilitation facilities.

         HOME HEALTHCARE. Continucare provides home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes. Typically, a service care provider (such as a registered nurse, home health aide, therapist or technician) will visit the patient one or two times a day or the patient may require around-the-clock care. Treatment may last for several weeks, several months or the remainder of the patient's life. The services provided by the Company include skilled nursing, physical therapy, speech therapy, occupational therapy, medical social services and home health aide services. Reimbursement for the home health services provided by the Company include Medicare, Medicaid and managed care.

         DIAGNOSTIC IMAGING SERVICES. The Company's diagnostic radiology division provides physician practices with a convenient and cost effective method of accessing imaging services. Prior to forming this division, the Company's physician practices obtained these services from various other companies outside of the continuum, resulting in delays and additional costs. Substantially all of the Company's capitated contracts and the Company's owned office based and health centers now have access to a primary source for diagnostic imaging, which the Company believes benefits patients and reduces costs of providing healthcare services.

         The Company's diagnostic imaging division provides diagnostic services at physicians' offices, inpatient and outpatient facilities and diagnostic centers. As of June 30, 1998, these services were delivered at five fixed site locations and through three mobile units. Fixed site capabilities include magnetic resonance imaging, computer axial tomography scans, fluoroscopy, mammography, general radiology, sonography, cardiovascular studies, nuclear medicine and neurological studies, which are interpreted by board certified radiologists. The Company has a centralized scheduling department, which handles the scheduling for all of the Company's fixed and mobile sites. This scheduling service enables patients to receive treatments at convenient locations. The Company also offers patient transportation to a fixed site facility.

         The Company believes these services expand the continuum of care and allow the Company to better meet the needs of its patients and physicians, in addition to providing a key selling point when negotiating with new physician groups.

ADMINISTRATIVE SUPPORT OPERATIONS

         ADMINISTRATIVE FUNCTIONS. The Company enhances administrative operations of its physician practices by providing management functions such as payor contract negotiations, credentialing, financial reporting, risk management services, access to lower cost professional liability insurance and the operation of integrated billing and collection systems. The Company believes that it competes effectively with traditional physician practice management companies and independent practice associations because its physicians are linked to the Company's network. As a result, a strategic alliance of cost effective services can be consolidated thereby delivering quality healthcare at a lower cost. The Company also believes it offers physicians increased negotiating power associated with managing their practice and fewer administrative burdens, which allows the physician to focus on providing care to patients.

         EMPLOYMENT AND RECRUITING OF PHYSICIANS. The Company generally enters into seven-year employment agreements with the physicians in the practices purchased by the Company. These agreements usually provide for base compensation and benefits and may contain incentive compensation provisions based on increases in productivity and efficiency. The Company verifies that the credentials of physicians in its network meet the minimum requirements specified in payor contracts. In addition, the Company assists its physicians in the recruitment of competent physicians. The recruitment process includes interviews and reference checks incorporating a number of credentialing and competency assurance protocols. All of the Company's physicians are generally either board certified or board eligible.

         CONTRACT NEGOTIATIONS. The Company assists its physicians in obtaining managed care contracts. The Company believes that its experience in negotiating and managing risk contracts enhance its ability to market the services of its affiliated physicians to managed care payors and to negotiate favorable terms from such payors. The managed care contracts are held, managed and administered by a wholly owned subsidiary of the Company. The Company also performs quality assurance and utilization management under each contract on behalf of its affiliated physicians.

         INFORMATION SYSTEMS. The Company supports free-standing systems for its physician practices to facilitate patient scheduling, billing and collection, accounts receivable management, provider productivity analysis and cash disbursement functions. Upon closing of an acquisition of a physician practice, the Company generally integrates the practice's systems to streamline financial reporting, accounts receivable management and productivity analysis functions, rather than replacing the systems used by the physician practice. See "Risk Factors -- Upgrade of Management Information Systems; Technological Obsolescence."

MANAGED CARE

         The Company's strategy is to increase enrollment by adding new payor relationships and new providers to the existing network and by expanding the network into new geographic areas where the penetration of managed healthcare is growing. The Company believes new payor and provider relationships are possible because of its ability to manage the cost of health care without sacrificing quality. The Company seeks to control one of the "gatekeeping" points of entry into the managed health care delivery system -- the primary care physician's office thereby giving the Company a platform for coordinating all aspects of patient care under global capitation payor contracts. The Company is also pursuing national and multi-state payor contracts, which facilitate more rapid development of provider networks in new markets and thus should enable the Company to increase enrollment in an accelerated manner.

         CONTRACTS WITH PAYORS. Contracts with payors generally provide for terms of one to ten years, may be terminated earlier without cause, upon notice and upon renewal or in a number of other circumstances and are subject to annual renegotiation of capitation rates, covered benefits and other terms and conditions. Pursuant to payor contracts, the physicians provide covered medical services and receive capitation payments from payors for each enrollee who selects a Company network physician as his or her primary care physician. To the extent that patients require more care than is anticipated or require supplemental medical care that is not otherwise reimbursed by payors, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of patients. The Company maintains stop-loss insurance coverage, which mitigates the effect of occasional high utilization of health care services. If revenues are insufficient to cover costs or the Company is unable to maintain stop-loss coverage at favorable rates, the Company's business results of operations and financial condition could be materially adversely affected. The loss of significant payor contracts and the failure to regain or retain such payor's patients or the related revenues without entering into new payor relationships could have a material adverse effect on the Company's business results of operations and financial condition.

         The Company's capitated managed care agreement with Foundation is a ten year agreement with the initial term expiring in July, 2008, unless terminated earlier by Foundation for cause. In the event of termination of the Foundation agreement, the Company must continue to provide services to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. This agreement is automatically renewed for another five year period unless notice by either party is provided 120 days in advance of the expiration date. Any negotiation must be completed 90 days prior to the expiration of the term. Foundation can terminate the agreement with respect to one or more benefit programs; however, the Company may only terminate the agreement in its entirety. The Company's capitated managed care agreement with Humana Medical Plans, Inc. ("Humana") is a six-year agreement expiring July 31, 2004, unless terminated earlier for cause. The agreement shall automatically renew for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. In addition, the Humana agreement may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreement for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure, if possible. In the event of termination of the Humana agreement, the Company must continue to provide or arrange for services to any member hospitalized on the date of termination until the date of discharge or until it has made arrangements for substitute care. In some cases, Humana may provide 30 days' notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. The Company maintains other managed care relationships subject to various negotiated terms. There can be no assurance that the Company will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to the Company and affiliated physicians. The loss of any of these contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Patients, Risk of Reduction of Capitated Rates and Regulatory Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Managed Care."

         FEE-FOR-SERVICE ARRANGEMENTS. Certain of the Company's physicians who render services on a fee-for-service basis (as opposed to capitation) typically bill various payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. There can be no assurance that payments under governmental programs or from other payors will remain at present levels. In addition, payors can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such payors or was experimental or for other reasons.

COMPLIANCE PROGRAM

         The Company has implemented a compliance program to provide ongoing monitoring and reporting to detect and correct potential regulatory compliance problems. The program establishes compliance standards and procedures for employees and agents. The program includes, among other things, (i) written policies, (ii) annual training for each employee on topics such as insider trading, anti-kickback act, Federal False Claims Act and Anti-Self Referral Act, and (iii) a "hot line" for employees to anonymously report violations.

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

GOVERNMENT REGULATION

         GENERAL. Continucare's business is affected by federal, state and local laws and regulations concerning healthcare. These laws and regulations impact the development and operation of outpatient programs and the provision of healthcare to patients in physicians' offices and in patient's homes. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. Continucare is not able to predict the content or impact of future changes in laws or regulations affecting the healthcare industry. See "Risk Factors."

         PRESENT AND PROSPECTIVE FEDERAL AND STATE REIMBURSEMENT REGULATION. The Company's operations are affected on a day-to-day basis by numerous legislative, regulatory and industry-imposed operational and financial requirements which are administered by a variety of federal and state governmental agencies as well as by self-regulatory associations and commercial medical insurance reimbursement programs.

         HHAs, CORFs and ORFs, including those of Continucare, are subject to numerous licensing, certification and accreditation requirements. These include, but are not limited to, requirements relating to Medicare participation and payment, requirements relating to state licensing agencies, private payors and accreditation organizations. Renewal and continuance of certain of these licenses, certifications and accreditation are based upon inspections, surveys, audits, investigations or other review, some of which may require or include affirmative action or response by Continucare. An adverse determination could result in a loss, fine or reduction in the scope of licensure, certification or accreditation or could reduce the payment received or require the repayment of amounts previously remitted.

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

         Title XVIII of the Social Security Act authorizes Medicare Part A, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long-term disabled) and Medicare Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the federal Secretary of HHS. Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to the services of Continucare's Medicare certified HHAs, CORFs and ORFs, Medicare reimburses the "reasonable costs" for services up to program limits. Medicare reimbursed costs are subject to audit, which may result in either decreases or increases in payments the Company has previously received.

         The Budget Act contains a number of provisions that affect Continucare's operations. The Budget Act expands the current requirements that hospitals have a discharge planning process, including information on the availability of home health services and providers in the area. Each plan must also identify the entities to whom a patient is referred in which the hospital has a "disclosable financial interest" or which has such an interest in the provider. The Budget Act also requires the Secretary of HHS to implement a PPS for both CORF and outpatient rehabilitation services, and reduces the amount of Medicare reimbursement for HHA services. Under such a system, providers will be reimbursed a fixed fee per treatment unit, and a provider having costs greater than the prospective amount will incur losses. It can not be predicted what effect, if any, such new PPS will have on the operations of Continucare. The Budget Act also established per beneficiary caps on certain outpatient rehabilitation services.

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

EMPLOYEES

         At June 30, 1998, Continucare employed or contracted with approximately 1,300 individuals of whom 300 are physicians. Continucare has no collective bargaining agreement with any unions and believes that its overall relations with its employees are good.

INSURANCE

         Continucare carries general liability, comprehensive property damage, medical malpractice, workers' compensation, stop-loss and other insurance coverages that management considers adequate for the protection of Continucare's assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against Continucare in excess of its insurance coverage could have a material adverse effect on Continucare.

ITEM 2. PROPERTIES

         Continucare leases approximately 19,000 square feet of space for its corporate offices in Miami, Florida under a lease expiring in September 2001 with average annual base lease payments of approximately $320,000. All of the Company's facilities are leased.

ITEM 3. LEGAL PROCEEDINGS

         The Company entered into a Settlement Agreement on June 12, 1998 (the "Settlement Agreement") in settlement of a claim by a former shareholder of the Company prior to the merger of a subsidiary of the Company's predecessor, Zanart Entertainment, Incorporated ("Zanart") into Continucare Corporation on August 9, 1996 (the "Merger"). Pursuant to the Settlement Agreement, the Company paid $2.0 million and on July 12, 1998 issued 300,000 restricted shares of the Company's common stock. The Settlement Agreement resolves all disputes, disagreements and conflicts between the parties.

         The Company is a party to the case of JAMES N. HOUGH, PLAINTIFF V. INTEGRATED HEALTH SERVICES, INC., A DELAWARE CORPORATION, AND REHAB MANAGEMENT SYSTEMS, INC., A FLORIDA CORPORATION ("RMS"), AND CONTINUCARE REHABILITATION SERVICES, INC., A FLORIDA CORPORATION, in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida, Civil Division. Mr. Hough was the founder and former Chief Executive Officer and President of RMS. Mr. Hough sold RMS to Integrated Health Services, Inc. ("IHS"), and entered into an Employment Agreement (the "Employment Agreement") with IHS. RMS was acquired by Continucare in February 1998. Mr. Hough is seeking damages from the Employment Agreement and is alleging breach of contract. His initial demand of $1.1 million was rejected by the Company and the Company intends to vigorously defend the claim.

         The Company is a party to the case of MANAGED HEALTH CARE SYSTEMS AND AFFILIATES ("MHS") V. CONTINUCARE ACQUISITION CORP. AND CONTINUCARE HOME HEALTH SERVICES, INC. MHS is seeking in excess of $1 million in damages for an alleged breach of contract. The Company believes the claim has little merit and intends to vigorously defend the claim.

     The Company is also involved in various legal proceedings incidental to its business, substantially all of which involve claims related to the alleged malpractice of employed and contracted medical professionals.

     In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage maintained by the Company and any accounts for self-insured retention, is likely to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None -- not applicable.

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

          PRICE PERIOD                           HIGH           LOW
          ------------                           ----           ----
        Fiscal Year 1997
            First Quarter                   $    13.12      $     3.31(1)
            Second Quarter                       12.00            7.62
            Third Quarter                         9.87            5.87
            Fourth Quarter                        6.38            5.19

        Fiscal Year 1998
            First Quarter                   $     8.63      $     5.00
            Second Quarter                        7.38            4.75
            Third Quarter                         6.38            4.75
            Fourth Quarter                        6.50            4.63

-------------------

(1) On September 11, 1996, the Merger was consummated.

         As of June 30, 1998, there were 123 holders of record of the Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future but intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The payment of future cash dividends on the Common Stock will be at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time. There can be no assurance that the Company will pay any cash dividends on the Common Stock in the future.

SALE OF SECURITIES

         On June 12, 1998, the Company agreed to issue 300,000 shares of Common Stock pursuant to the Settlement and Registration Rights Agreement in settlement of a claim by a former shareholder of the Company prior to the merger of a subsidiary of the Company's predecessor, Zanart into Continucare Corporation on September 11, 1996, alleging securities fraud in connection with the redemption of his shares. The shares were issued on July 12, 1998 pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") based on standard "private placement" investment representations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Continucare is a provider of integrated outpatient healthcare services in Florida. The Company provides a broad continuum of healthcare services through its network of physician practices, outpatient clinics, rehabilitation centers, home healthcare services, diagnostic imaging services and laboratory services (within its group physician practices). As a result of its ability to provide a quality continuum of healthcare services through approximately 300 locations, the Company has become a preferred healthcare provider in Florida to some of the nation's largest managed care organizations, including (i) Humana for which, as of June 30, 1998, it managed the care for approximately 16,000 patients on a capitated basis and (ii) Foundation, for which, as of June 30, 1998, it managed the care for approximately 34,000 patients on a capitated basis. As of June 30, 1998, the Company's Florida delivery services network included approximately 300 physicians.

         In fiscal 1998, the Company's focus shifted away from the behavioral health area, an area which had previously been a substantial source of the Company's revenue. In the fiscal year 1997, the contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding mental health rehabilitation centers represented approximately 86% of total revenue. In the first quarter of fiscal 1998, the Company assigned its behavioral health management contracts with freestanding centers and hospitals. The Company's operations in the behavioral health care area are referred to as "Results from Operations Disposed of during Fiscal 1998" in the Consolidated Statements of Operations. Accordingly, comparative data for the fiscal year ended June 30, 1998 and the fiscal year ended June 30, 1997 would represent this change in focus on the Company's businesses, and the Company has limited its discussion with respect to comparison of these periods.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The following tables set forth, for the periods indicated, the percentage of total revenues represented by certain items in the Company's Consolidated Statement of Income.


                                                                                  FOR THE YEAR ENDED JUNE 30,
                                                                             ------------------------------------
                                                                                 1998                 1997
                                                                             --------------       ---------------
Operations continuing at June 30, 1998
   Revenue............................................................
     Fees for medical services, net...................................       $  63,088,911        $     937,143
     Management fees..................................................           1,233,284            1,041,793
                                                                             -------------        -------------
       Subtotal.......................................................          64,322,195            1,978,936

   Expenses
     Medical services.................................................          44,380,226              662,103
     Payroll and employee benefits....................................          13,681,854              818,297
     Provision for bad debt...........................................           1,953,013              132,830
     Professional fees................................................           1,637,957              887,628
     General and administrative.......................................           8,435,001              721,387
     Depreciation and amortization....................................           3,247,717              207,903
                                                                             -------------        -------------
                                                                                73,335,768            3,430,148
Operations disposed of during fiscal 1998
   Revenues...........................................................           1,262,098           11,937,449
   Expenses...........................................................           2,348,019            7,572,582
                                                                             -------------        -------------
     Subtotal.........................................................          (1,085,921)           4,364,867
   Provision for notes receivable.....................................           3,825,203                   --
                                                                             -------------        -------------
     Subtotal.........................................................          (4,911,124)           4,364,867
                                                                             --------------       -------------

Income (loss) from operations.........................................         (13,924,697)           2,913,655

Other income (expenses)
   Interest income (expense), net.....................................          (2,074,934)               3,018
   Other..............................................................             107,696               (9,081)
                                                                             -------------        -------------

Income (loss) before income taxes.....................................         (15,891,935)           2,907,592
Provision (benefit) for income taxes..................................            (909,000)           1,200,917
                                                                             --------------       -------------
Net income (loss).....................................................         (14,982,935)           1,706,675
                                                                             ==============       =============

Basic earnings (loss) per common share................................               (1.20)                 .16
                                                                             ==============       =============
Diluted earnings (loss) per common share..............................               (1.20)                 .16
                                                                             ==============       =============




                                                                                  PERCENT OF REVENUE FROM
                                                                              SERVICES CONTINUING AT JUNE 30,
                                                                              -------------------------------
                                                                                  1998                1997
                                                                              -------------       -----------
Operations continuing at June 30, 1998
   Revenue
     Fees for medical services, net...................................          98.1%                47.4%
     Management fees..................................................           1.9                 52.6
                                                                               -----                -----
       Subtotal.......................................................         100.0                100.0

   Expenses
     Medical services.................................................          69.0                 33.5
     Payroll and employee benefits....................................          21.3                 41.4
     Provision for bad debt...........................................           3.0                  6.7
     Professional fees................................................           2.5                 44.9
     General and administrative.......................................          13.1                 36.5
     Depreciation and amortization....................................           5.1                 10.5
                                                                               -----                -----
                                                                               114.0                173.3
Operations disposed of during fiscal 1998
   Revenue............................................................           2.0                603.2
   Expenses...........................................................           3.7                382.7
                                                                               -----                -----
     Subtotal.........................................................          (1.7)               220.5
   Provision for notes receivable.....................................          (6.0)                  --
                                                                               -----                -----
     Subtotal.........................................................          (7.7)               220.5
                                                                               -----                -----

Income (loss) from operations.........................................         (21.7)               147.2

Other income (expenses)
   Interest income (expense), net.....................................          (3.2)                  .2
   Other..............................................................            .2                  (.5)
                                                                               -----                -----

Income (loss) before income taxes.....................................         (24.7)               146.9
Provision for income taxes............................................          (1.4)                60.7
                                                                               -----                -----
Net income (loss).....................................................         (23.3)                86.2
                                                                               =====                =====




THE FINANCIAL RESULTS DISCUSSED BELOW RELATED TO THE OPERATION OF CONTINUCARE FOR THE FISCAL YEAR ENDED JUNE 30, 1998 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1997.

REVENUE FROM OPERATIONS CONTINUING AT JUNE 30, 1998

         The Company made a number of acquisitions during fiscal 1998 as it developed its outpatient services strategy. The substantial increase of $62,152,000 in medical services revenue during 1998 was a result of these acquisitions.

         Approximately 33% of the Company's medical services revenue is derived from fee-for-service arrangements, 57% from capitated payments from HMOs and 10% from direct contracting with medical providers, respectively.

         Fee-for-service revenue represents amounts realized that relate directly to medical services provided by a facility owned by the Company. Capitated revenue represents a fixed monthly fee from a HMO in exchange for the Company assuming responsibility for the provision of medical services for each covered individual. The Company also has arrangements with hospitals whereby a percentage of the hospital's charges are remitted to the Company for services provided to patients of the hospital.

EXPENSES FROM OPERATIONS CONTINUING AT JUNE 30, 1998

         Medical services of $44,380,000 for the year ended June 30, 1998, represent the direct cost of providing medical services to patients ($14,353,000) as well as the medical claims incurred by the Company under the capitated contracts with HMOs ($30,027,000). The costs of the medical services provided include the salaries and benefits of health professionals providing the services ($10,773,000), insurance and other costs necessary to operate the centers ($3,580,000). Medical claims costs represent the cost of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by capitated arrangements with HMOs. Medical services of $662,000 for the year ended June 30, 1997 represent the direct cost of providing medical services to patients, including salaries and benefits of $429,000 and insurance and other costs of $233,000.

         Payroll and related benefits increased by $12,864,000, or 1572%, from $818,000 in 1997 to $13,682,000 in 1998. As a percent of revenue, salary and related benefits fell from 41.4% of total revenue in 1997 to 21.3% in 1998. This increase was a direct result of the growth from the acquisitions made during 1998.

         Provision for bad debts was approximately $1,953,000 or 3% of total revenues for the year ended June 30, 1998, as compared to $133,000 or 7% of total revenue for the year ended June 30, 1997. The dollar amount increase is due to the revenue increase from the acquisitions during the years ended June 30, 1998 and 1997. The decrease as a percentage of total revenue is due to the increase in revenue under capitated managed care contracts.

         Professional fees were $1,638,000, or 3% of total revenue, for the year ended June 30, 1998 as compared to $888,000, or 45%, of total revenue, for the year ended June 30, 1997. The decrease as a percentage of revenue was primarily a result of a decrease in outsourcing costs resulting from the hiring of additional management individuals in the current year.

         General and administrative expenses were approximately $8,435,000, or 13% of total revenue, for the year ended June 30, 1998, as compared to $721,000, or 37% of total revenues, for the year ended June 30, 1997. The increase of $7,714,000 was primarily related to the increased costs attributable to the various primary care practices acquired during the latter part of the prior fiscal year in addition to the administrative costs related to the rehabilitation entities, home health agencies, outpatient primary care centers and the outpatient radiology and diagnostic imaging services company acquired during the current fiscal year.

         Depreciation and amortization increased to $3,248,000, or 5% of total revenue, for the year ended June 30, 1998 as compared to $208,000, or 11% of total revenue, for the year ended June 30, 1997 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions noted above.

REVENUES AND EXPENSES FROM OPERATIONS DISPOSED OF DURING 1998

         Revenue decreased 89% to $1,262,000 for the year ended June 30, 1998, from $11,937,00 for the year ended June 30, 1997. Expenses decreased 69% to $2,348,000 for the year ended June 30, 1998, from $7,572,000 for the year ended June 30, 1997. These decreases were due to the Company's focus shifting away from the behavioral health area. In fiscal 1997, the contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding centers represented approximately 86% of total revenues. The Company sold its behavioral health management contracts with freestanding centers and hospitals during the first quarter of fiscal 1998. A provision of $3,825,000 was recorded for the year ended June 30, 1998 to reflect management's determination of the estimated realizable value of the notes receivable received in connection with the sale of this business.

INTEREST

         Consolidated net interest income (expense) for the year ended June 30, 1998, was ($2,075,000), or 3% of total revenues, compared to $3,000, or .2% of total revenue, for the year ended June 30, 1997. $3,007,000 of interest expense for the year ended June 30, 1998 primarily relates to the $46 million of 8% Convertible

Subordinated Notes due September 30, 2002, (the "Notes") issued on October 30, 1997 and amortization of deferred financing costs incurred in connection with issuing the Notes. Interest on the notes is payable semiannually beginning April 30, 1998. The increase in interest expense in 1998 was partially offset by an increase in interest income primarily attributed to the investment of the Notes unused proceeds.

NET INCOME (LOSS)

         Continucare's consolidated net loss for the year ended June 30, 1998 was approximately ($14,983,000) compared to net income for the year ended June 30, 1997 of approximately $1,707,000 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position has changed significantly since June 30, 1997.

         On October 30, 1997, the Company issued $46,000,000 (of which approximately $3.0 million was used for loan issue costs) of 8% Convertible Subordinated Notes due September 30, 2002 with interest payable semiannually (the "Notes"). The Notes are convertible into Common Stock at any time after 60 days following the date of initial issuance thereof and prior to maturity, unless previously redeemed, at a conversion price of $7.25 per share. The Company used the net proceeds of these Notes to fund its various acquisitions made during fiscal 1998.

         On December 5, 1997, the Company completed a private equity placement of 2,250,000 shares of newly issued common stock, representing approximately 19.5% of the outstanding shares on such date, at an issue price of $5.00 per share. Proceeds to the Company, net of issue costs, were approximately $10,600,000. The stock was issued to Strategic Investment Partners Ltd., an investment vehicle managed by Soros Fund Management LLC.

         On October 1, 1997, warrants to purchase 17,000 shares of common stock were exercised at an issue price of $6.00 per share. On January 30, 1998 warrants to purchase 250,000 shares were exercised at an issue price of $3.15 per share.

         In August 1998, the Company entered into a credit facility (the "Credit Facility") with First Union National Bank of Florida ("First Union") which provides for a $5,000,000 Acquisition Facility and a $5,000,000 Revolving Loan. Under the terms of the Credit Facility, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate plus 250 basis points. Interest only on each acquisition advance under the Acquisition Facility is payable monthly in arrears for the first six months. Commencing six months from the date of each acquisition advance, the advance shall be repayable in equal monthly amortization payments, based upon a five year amortization. The Company borrowed the entire $5 million Acquisition Facility to fund acquisitions in the first quarter of 1999. Interest only on the Revolving Loan advances is payable quarterly in arrears. In all events, the Revolving Loan matures and all unpaid principal and interest is due in full on August 31, 2001. The $5,000,000 Revolving Loan is comprised of (i) $2,000,000 reserved for a pending letter of credit arrangement, and (ii) $3,000,000 which can be drawn commercing September 30, 1999, as long as the Company is in compliance with all covenants of the Credit Facility at such time. The Credit Facility (a) is secured by substantially all of the assets of the Company, (b) is secured by $1.5 million placed in a restricted account at First Union, which will be released when certain covenants have been met by the Company and (c) contains restrictive covenants which, among other things, require the Company to maintain certain financial ratios, limit the incurrence of additional debt, limit the payment of dividends and limit the amount of capital expenditures.

         Pursuant to a Settlement Agreement entered into on June 12, 1998, the Company paid $2.0 million in cash and on July 12, 1998 the Company issued 300,000 shares of Common Stock in settlement of a claim by a former shareholder of the Company prior to the merger of a subsidiary of the Company's predecessor, Zanart into Continucare Corporation on September 11, 1996, alleging securities fraud in connection with the redemption of his shares.

         For the fiscal year ended June 30, 1998, net cash used in operating activities was approximately $8,792,000 primarily as a result of an increase in accounts receivable of approximately $3,615,000 related primarily to increased revenue from businesses acquired during the current period. For the fiscal year ended June 30, 1998, net cash used in investing activities was approximately $38,980,000, primarily related to the purchase of (i) Maxicare, Inc., (ii) DHG Enterprises, Inc. and Doctors Health Partnership, Inc. (collectively, "Doctors Health Group"), (iii) Beacon Healthcare Group, Inc., Associates in Cardiovascular and Ultrasound Diagnostics, Inc., Associates in Diagnostic Imaging, Inc., and E Care, Inc. (collectively, "Beacon Healthcare Group"), (iv) SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., and Broward Managed Care, Inc. (collectively, "SPI"), (v) Medical Service Organization, Inc., and (vi) Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc. (collectively, "RMS"). Net cash provided by financing activities for the fiscal year ended June 30, 1998 was approximately $48,219,000, comprised primarily of the $46,000,000 sale of principal amount of notes and $10,500,000 of the sale of 2,250,000 shares of common stock to Strategic Investment Partners Ltd.

         The Company's working capital was approximately $11,123,917 at June 30, 1998, compared to $7,499,000 at June 30, 1997.

         During the year ended June 30, 1998, capital expenditures amounted to approximately $1.0 million. Capital expenditures during fiscal 1999 principally for computer and related diagnostic equipment are not expected to exceed $.6 million. See "Risk Factors-Technology; Year 2000 Compliance" and "Upgrade of Management Information Systems; Technological Obsolescence."

         The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet the Company's operating capital needs during fiscal 1999.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements included herein, commencing at page F-1, have been prepared in accordance with Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL

         The accounting firm of Arthur Andersen LLP ("Arthur Andersen") represented the predecessor to Continucare, Zanart Entertainment, Incorporated ("Zanart"), as its independent accountants during fiscal years 1995 and 1996 and was dismissed by the Company's Board of Directors on November 15, 1996 as a result of the Merger of a wholly-owned subsidiary of Zanart with and into Continucare. During such period, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Arthur Andersen's reports on the financial statements of the Company for the fiscal years ended 1995 and 1996 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         The accounting firm of Deloitte & Touche LLP ("Deloitte & Touche") represented pre-Merger Continucare as its independent accountants during the period from February 12, 1996 (inception) to June 30, 1996 and was appointed as the Company's independent accountants by the Board of Directors for fiscal year 1997. During the Company's two most recent fiscal years and subsequent interim periods, for which Deloitte & Touche was the Company's independent auditors, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Deloitte & Touche's reports on the financial statements of the Company for the two most recent fiscal years, for which Deloitte & Touche was the Company's independent auditors, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         The Company's Board of Directors appointed Ernst & Young LLP as the Company's independent accountants for fiscal year 1998. There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the period that operations have been audited by Ernst & Young LLP.

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

(a)(2)   Financial Statement Schedules

         None

(a)(3)   Exhibits

           3.1     Restated Articles of Incorporation of Company, as amended.
                   (4) (Exhibit 3.1)
           3.2     Restated Bylaws of Company. (4) (Exhibit 3.2)
           4.1 Form of certificate evidencing shares of Common Stock. (4) (Exhibit 4.1)
           4.2     Indenture, dated as of October 30, 1997, between the
                   Company and American Stock Transfer & Trust Company, as Trustee, relating to 8% Convertible Subordinated Notes due 2002. (9) (Exhibit 4.1)
           4.3     Registration Rights Agreement, dated as of October 30,
                   1997, by and between the Company and Loewenbaum & Company Incorporated. (9) (Exhibit 4.2)
           4.4 Continucare Corporation Amended and Restated 1995 Stock Option Plan (11)
           10.1 Employment Agreement between the Company and Charles M. Fernandez dated as of September 11, 1996. (2) (Exhibit
                   10.36)
           10.2 Employment Agreement between the Company and Susan Tarbe dated as of September 23, 1996. (3)
           10.3 Agreement and Plan of Merger by and among Continucare Corporation, Zanart Entertainment Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996. (1) (Exhibit 2)
           10.4 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., AARDS, Inc. and Sheridan Healthcorp. Inc.
                   (6) (Exhibit 10.1)
           10.5 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., Rosenbaum, Weitz & Ritter, Inc. and Sheridan Healthcorp, Inc. (6) (Exhibit 10.2)
           10.6 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Medical Management, Inc., Arthritis & Rheumatic Disease Specialties, Inc. and Sheridan Healthcare, Inc. (6) (Exhibit 10.3)
           10.7    Acquisition Facility ($3,000,000), Revolving Credit
                   Facility ($2,000,000) and Security Agreement among Continucare Corporation, Borrower and First Union National Bank of Florida, dated November 14, 1996, as amended on March 4, 1997. (7)
           10.8 Lease Agreement, dated as of the 29th day of August 1996, between Miami Tower Associates Limited Partnership and Continucare Corporation, as amended.(8)
           10.9 Physician Employment Agreement, dated as of the 10th day of April, 1997, by and between Arthritis and Rheumatic Disease Specialties, Inc. and Norman Gaylis, M.D.(8)
           10.10 First Amendment, dated as of the 17th day of September, 1997, to Employment Agreement, dated August 23, 1996, between the Company and Susan Tarbe.(8)
           10.11 Employment Agreement, dated as of the 20th day of October, 1997, by and between Continucare Corporation and Joseph P. Abood.(8)
           10.12 Placement Agreement, dated as of October 27, 1997, between the Company and Loewenbaum & Company Incorporated (the "Placement Agent"). (9) (Exhibit 10.1)
           10.13 Purchase Agreement, dated as of September 4, 1997, by and among Continucare Corporation, Continucare Physician
                   Practice Management, Inc., a wholly owned subsidiary of Continucare Corporation, DHG Enterprises, Inc. f/k/a
                   Doctor's Health Group, Inc. and Doctor's Health
                   Partnership, Inc., both Florida corporations, and Claudio Alvarez and Yvonne Alvarez. (10) (Exhibit 2.1)
           10.14 Stock Purchase Agreement, dated as of February 13, 1998, by and among Continucare Corporation, Continucare
                   Rehabilitation Services, Inc., Integrated Health Services, Inc., Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc. (12) (Exhibit 2.1)

            10.15 Asset Purchase Agreement, dated as of April 7, 1998, by and among (i) SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., Broward Managed Care, Inc., each a Florida corporation, (ii) First Medical Corporation, a Delaware corporation and First Medical Group, Inc., a Delaware corporation and (iii) CNU Acquisition Corporation, a Florida corporation. (13) (Exhibit 2.1)
             16.1 Acknowledgment letter from Arthur Andersen LLP regarding its dismissal as the Company's independent public accountants. (5)
             16.2 Acknowledgment Letter from Deloitte & Touche LLP regarding its dismissal as the Company's independent public accountants. (14)
             21.1    Subsidiaries of the Company.  (15)
             23.1    Consent of Ernst & Young LLP (15)
             23.2    Consent of Deloitte & Touche LLP (15)
             27.1    Financial Data Schedule (15)

Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

                 (1)     Current Report Form 8-K dated August 9, 1996.
                 (2)     Form 10-KSB filed with the Commission on September 30,
                         1996.
                 (3)     Form 10-KSB filed with the Commission on October 21,
                         1996.
                 (4) Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.
                 (5)     Form 8-K/A filed with the Commission on December 3,
                         1996
                 (6)     Form 8-K filed with the Commission on April 25, 1997
                 (7)     Form 10-KSB for the fiscal year ended June 30, 1997,
                         filed with the Commission on September 29, 1997.
                 (8)     Form 10-KSB/A for the fiscal year ended June 30, 1997,
                         filed with the Commission on October 28, 1997.
                 (9) Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.
                 (10) Form 8-K dated October 31, 1997 and filed with the Commission on November 13, 1997.
                 (11) Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.
                 (12) Form 8-K dated February 13, 1998 and filed with the Commission on February 26, 1997.
                 (13) Form 8-K dated April 14, 1998 and filed with the Commission on April 27, 1998.
                 (14)    Form 8-K dated May 6, 1998 and filed on May 11, 1998.
                 (15)    Filed herewith.

(b) There were two reports on Form 8-K and one amendment to a Form 8-K filed with the Securities and Exchange Commission ("SEC") in the fourth quarter of fiscal 1998. Form 8-K was filed on April 27, 1998 and amended on Form 8-K/A filed on May 14, 1998 regarding the acquisition of substantially all of the assets of SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., Broward Managed Care, Inc., each a Florida corporation which are direct or indirect subsidiaries of First Medical Corporation and First Medical Group, Inc., each a Delaware corporation. Form 8-K was filed on May 11, 1998, regarding the change in accountants. Form 8-K/A was filed on April 29, 1998 to amend the Form 8-K filed on February 26, 1998 regarding the acquisition of Rehab Management Systems, Inc., a Florida corporation, Integracare, Inc., a Florida corporation, and J.R. Rehab Associates, Inc., a North Carolina corporation, each a wholly-owned subsidiary of Integrated Health Services, Inc., a Delaware corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONTINUCARE CORPORATION

                                        By: /s/ CHARLES M. FERNANDEZ
                                            -----------------------------------
                                            Charles M. Fernandez
                                            Chairman of the Board, Chief
                                            Executive Officer, and President

Dated:   October 12, 1998

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                       DATE



/s/ CHARLES M. FERNANDEZ                        Chairman of the Board, Chief       October 12, 1998
------------------------------------          Executive Officer and President
Charles M. Fernandez                           (principal executive officer)



/s/ PHILLIP FROST, M.D.                           Vice Chairman of the Board       October 12, 1998
------------------------------------
Phillip Frost, M.D.



/S/ JEFF BARNHILL                               Principal Accounting Officer       October 12, 1998
------------------------------------          (principal financial officer and
Jeff Barnhill                                   principal accounting officer)



/s/ RICHARD B. FROST                                       Director                October 12, 1998
------------------------------------
Richard B. Frost



/s/ MARK J. HANNA                                          Director                October 12, 1998
------------------------------------
Mark J. Hanna



                                                          Director                 October __, 1998
------------------------------------
Elias F. Ghanem, M.D.



/s/ ROBERT SOROS                                           Director                October 12, 1998
------------------------------------
Robert Soros



/s/ LEE S. HILLMAN                                         Director                October 12, 1998
------------------------------------
Lee S. Hillman



/s/ J. KENNETH LOOLOIAN                                    Director                October 12, 1998
------------------------------------
J. Kenneth Looloian


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Certified Public Accountants......................................           F-2

Report of Independent Accountants.......................................................           F-3

Consolidated Balance Sheet as of June 30, 1998..........................................           F-3

Consolidated Statements of Operations for the years ended June 30, 1998 and 1997........           F-4

Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998
  and 1997..............................................................................           F-5

Consolidated Statements of Cash Flows for the years ended June 30, 1998 and 1997........           F-6

Notes to Consolidated Financial Statements..............................................           F-7


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Continucare Corporation and Subsidiaries:

         We have audited the accompanying consolidated balance sheet of Continucare Corporation and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation and subsidiaries as of June 30, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                   ERNST & YOUNG LLP

Miami, Florida
September 28, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Continucare Corporation and Subsidiaries:

         We have audited the accompanying consolidated statement of operations of Continucare Corporation and subsidiaries (the "Company") for the year ended June 30, 1997 and the related consolidated statement of shareholders' equity and cash flows for the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended June 30, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP


Miami, Florida
September 23, 1997

                             CONTINUCARE CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                                                  JUNE 30, 1998
                                                                                                  -------------
                                            ASSETS

Current assets
   Cash and cash equivalents................................................................       $  7,435,724
   Accounts receivable, net of allowance for doubtful accounts of $2,071,000................          9,009,462
   Other receivables........................................................................          1,091,744
   Prepaid expenses and other current assets................................................            595,086
   Income taxes receivable..................................................................          1,800,000
                                                                                                   ------------
     Total current assets...................................................................         19,932,016
Notes receivable, net of allowance for doubtful accounts of $5,510,000......................          1,644,420
Equipment, furniture and leasehold improvements, net........................................          5,496,025
Cost in excess of net tangible assets acquired, net of accumulated amortization
  of $2,252,000 ............................................................................         38,621,561
Deferred financing costs, net of accumulated amortization of $400,000.......................          3,373,999
Other assets, net...........................................................................            418,084
                                                                                                   ------------
   Total assets.............................................................................       $ 69,486,105
                                                                                                   ============
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable.........................................................................       $    816,844
   Accrued expenses.........................................................................          2,593,493
   Accrued salaries and benefits............................................................          2,629,660
   Medical claims payable...................................................................            966,251
   Acquisition note payable.................................................................            850,000
   Accrued interest payable.................................................................            623,556
   Current portion of capital lease obligations.............................................            328,295
                                                                                                   ------------
     Total current liabilities..............................................................          8,808,099
Convertible subordinated notes payable......................................................         46,000,000
Deferred tax liability......................................................................            954,894
Obligations under capital lease.............................................................            496,766
                                                                                                   ------------
     Total liabilities......................................................................         56,259,759
                                                                                                   ------------
Commitments and contingencies

Shareholders' equity
   Common stock; $0.0001 par value; 100,000,000 shares authorized, 16,661,283 shares issued
     and 13,731,283 shares outstanding......................................................              1,374
   Additional paid-in capital...............................................................         31,099,303
   Retained deficit.........................................................................        (12,631,651)
   Treasury Stock (2,930,000 shares)........................................................         (5,242,680)
                                                                                                   ------------
     Total shareholders' equity.............................................................         13,226,346
                                                                                                   ------------
     Total liabilities and shareholders' equity.............................................       $ 69,486,105
                                                                                                   ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  FOR THE YEAR ENDED JUNE 30,
                                                                             -----------------------------------
                                                                                 1998                 1997
                                                                             -------------        --------------

    Operations continuing at June 30, 1998
       Revenue
         Medical services, net.........................................      $  63,088,911        $     937,143
         Management fees...............................................          1,233,284            1,041,793
                                                                             -------------        -------------
           Subtotal....................................................         64,322,195            1,978,936

       Expenses
         Medical services..............................................         44,380,226              662,103
         Payroll and employee benefits.................................         13,681,854              818,297
         Provision for bad debt........................................          1,953,013              132,830
         Professional fees.............................................          1,637,957              887,628
         General and administrative....................................          8,435,001              721,387
         Depreciation and amortization.................................          3,247,717              207,903
                                                                             -------------        -------------
                                                                                73,335,768            3,430,148
    Operations disposed of during fiscal 1998
       Revenues........................................................          1,262,098           11,937,449
       Expenses........................................................          2,348,019            7,572,582
                                                                             -------------        -------------
         Subtotal......................................................         (1,085,921)           4,364,867
       Provision for notes receivable..................................          3,825,203                   --
                                                                             -------------        -------------
         Subtotal......................................................         (4,911,124)           4,364,867
                                                                             -------------        -------------

    (Loss) income from operations......................................        (13,924,697)           2,913,655

    Other income (expenses)
       Interest income.................................................            932,397              165,253
       Interest expense................................................         (3,007,331)            (162,235)
       Other...........................................................            107,696               (9,081)
                                                                             -------------        --------------

    (Loss) income before income taxes..................................        (15,891,935)           2,907,592
    (Benefit) provision for income taxes...............................           (909,000)           1,200,917
                                                                             --------------       -------------
    Net (loss) income..................................................      $ (14,982,935)       $   1,706,675
                                                                             =============        =============

    Basic (loss) earnings per common share.............................      $       (1.20)       $         .16
                                                                             ==============       =============
    Diluted (loss) earnings per common share...........................      $       (1.20)       $         .16
                                                                             ==============       =============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                ADDITIONAL     RETAINED                      TOTAL
                                                     COMMON       PAID-IN      EARNINGS       TREASURY    SHAREHOLDERS'
                                                      STOCK       CAPITAL      (DEFICIT)       STOCK         EQUITY
                                                     ------     ----------     ---------      --------    ------------
    Balance at July 1, 1996                        $      667   $   763,202 $    644,609    $        --   $ 1,408,478

    Issuance of stock related to private
       placement net of costs....................         330     6,499,670           --             --     6,500,000

    Issuance of stock/merger with Zanart net
       of merger costs...........................         290     1,845,428           --             --     1,845,718

    Exercise of stock warrants...................          91     5,441,584           --             --     5,441,675

    Buyout of minority interest
       in subsidiary.............................           4            --           --             --             4

    Repurchase of stock..........................        (293)           --           --     (2,284,330)   (2,284,623)

    Net income...................................          --            --    1,706,675             --     1,706,675
                                                        -----   ----------- -------------   -----------  ------------

    Balance at June 30, 1997.....................       1,089    14,549,884    2,351,284     (2,284,330)   14,617,927


    Issuance of stock related to Doctors
       Health Group..............................          25     2,311,294           --             --     2,311,319

    Issuance of stock related to other
       acquisitions..............................           8       401,277           --             --       401,285

    Issuance of stock related to private
       placement, net of costs...................         225    10,574,775           --             --    10,575,000

    Exercise of stock warrants and options.......          27     1,101,973           --             --     1,102,000

    Settlement of former shareholder claim.......          --     1,385,100           --     (2,958,350)   (1,573,250)

    Issuance of stock warrants...................          --       775,000           --             --       775,000

    Net loss.....................................          --            --  (14,982,935)            --   (14,982,935)
                                                       ------   ----------- ------------    -----------  ------------
    Balance at June 30, 1998.....................      $1,374   $31,099,303 $(12,631,651)   $(5,242,680) $ 13,226,346
                                                       ======   =========== ============    ===========  ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                               FOR THE YEAR ENDED JUNE 30,
                                                                                             ------------------------------
                                                                                                1998               1997
                                                                                             ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)........................................................................ $(14,982,935)       $ 1,706,675
   Adjustments to reconcile net income to cash used in operating activities:
      Depreciation and amortization including amortization of deferred loan costs...........    3,648,581            208,936
      Bad debt expense......................................................................    1,953,013          1,818,293
      Loss on purchase of minority interest.................................................           --              9,081
      Income applicable to minority interest................................................           --            162,235
      Provision for notes receivable........................................................    3,825,219                 --
      Loss on treasury stock transaction....................................................      426,750                 --
      Compensation expense on exercise of warrants..........................................      212,500                 --
    Changes in assets and liabilities, excluding the effect of acquisitions:
      Increase in accounts receivable.......................................................   (3,615,007)        (2,031,859)
      Decrease (increase) in prepaid expenses and other current assets......................      127,467           (368,373)
      Increase in other receivables.........................................................   (2,891,744)        (5,000,000)
      Increase in intangible assets.........................................................           --           (249,063)
      Increase in other assets..............................................................     (206,662)          (499,402)
      Decrease (increase) in deferred tax asset, net........................................      505,699           (450,824)
      Increase in accounts payable and accrued expenses.....................................    2,311,647            813,681
      Increase in accrued interest payable..................................................      586,261             14,134
      (Decrease) increase in income and other taxes payable.................................     (693,709)           199,179
                                                                                             ------------        -----------
Net cash used in operating activities                                                          (8,792,920)        (3,667,307)
                                                                                             ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions...............................................................  (37,972,997)        (3,342,500)
   Property and equipment additions.........................................................   (1,006,706)          (536,091)
                                                                                             ------------        -----------
Net cash used in investing activities.......................................................  (38,979,703)        (3,878,591)
                                                                                             ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments to acquire treasury stock.......................................................   (2,000,000)        (2,284,623)
   Issuance of common stock to purchase minority interest...................................           --           (204,000)
   Principal repayments under capital lease obligation......................................     (254,233)           (27,105)
   Proceeds received from private placement.................................................   10,575,000          6,600,000
   Payment on acquisition notes.............................................................     (892,500)                --
   Costs incurred associated with Convertible Subordinated Notes............................   (3,000,000)                --
   Proceeds from acceleration of Series A Warrants..........................................           --          5,441,675
   Proceeds from Convertible Subordinated Notes.............................................   46,000,000                 --
   Proceeds from Term and Revolving Notes...................................................    2,500,000          2,500,000
   Proceeds from issuance of common stock...................................................      889,500          1,970,715
   Repayment of loan from HCMP..............................................................           --            (55,250)
   Repayment of Term and Revolving Notes....................................................   (5,000,000)                --
   Costs incurred associated with Private Placement & Merger................................           --           (225,000)
   Repayment of shareholder note............................................................     (599,000)                --
                                                                                             ------------        -----------
Net cash provided by financing activities...................................................   48,218,767         13,716,412
                                                                                             ------------        -----------
Net increase (decrease) in cash and cash equivalents........................................      446,144          6,170,514
                                                                                             ------------        -----------
Cash and cash equivalents at beginning of period............................................    6,989,580            819,066
                                                                                             ------------        -----------
Cash and cash equivalents at end of period.................................................. $  7,435,724        $ 6,989,580
                                                                                             ============        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes.................................................................. $  1,528,445        $ 1,457,000
                                                                                             ============        ===========
Cash paid for interest...................................................................... $  2,021,070        $    86,348
                                                                                             ============        ===========
Purchase of furniture and fixtures with proceeds of capital lease obligation................ $          0        $   252,712
                                                                                             ============        ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Continucare Corporation ("Continucare" or the "Company") is a provider of integrated outpatient healthcare services and operates primarily in Florida. The Company provides a broad continuum of healthcare services through its network of physician practices, outpatient clinics, rehabilitation centers, home healthcare agencies, diagnostic imaging centers and laboratory services (within its group physician practices).

In fiscal 1998, the Company's focus shifted away from the behavioral health area, an area which had previously been a substantial source of the Company's revenue. In fiscal 1997, contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding mental health rehabilitation centers represented approximately 86% of total revenue. In the first quarter of fiscal 1998, the Company assigned its behavioral health management contracts with freestanding centers and hospitals. Accordingly, the results pertaining to these services are segregated and classified as operations disposed of during fiscal 1998 in the accompanying consolidated statements of operations.

Zanart Merger - Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"), which was incorporated on February 12, 1996 as a Florida corporation ("Old Continucare"). As a result of the Merger, the shareholders of Old Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. In December 1996, in conjunction with the merger agreement, Zanart disposed of its assets and liabilities relating to its licensing business. The assets remaining and recorded on Continucare's financial statements were approximately $2,000,000 in cash and a $152,000 note receivable. The remaining balance on the note was written off at June 30, 1997.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company defines cash and cash equivalents as those highly liquid investments purchased with an original maturity of three months or less.

Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash.

Accounts Receivable - Accounts receivable result primarily from medical services provided to patients on a fee-for-service basis and on a capitated basis and from hospitals where the Company provides medical services. Fee-for-service amounts are paid by government sponsored health care programs (primarily Medicare and Medicaid), insurance companies, self-insured employers and patients.

Accounts receivable include an allowance for contractual adjustments, charity and other adjustments. Contractual adjustments result from differences between the rates charged for the service performed and amounts reimbursed under government sponsored health care programs and insurance contracts. Charity and other adjustments represent services provided to patients for which fees are not expected to be collected at the time the service is provided.

Equipment, Furniture and Leasehold Improvements - Equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the underlying assets' useful lives or the term of the lease, whichever is shorter. Repairs and maintenance costs are expensed as incurred. Improvements and replacements are capitalized.

Costs In Excess Of Net Tangible Assets Acquired - Costs in excess of net tangible assets acquired are stated net of accumulated amortization and are amortized on a straight-line basis over periods ranging from 2.5 to 20 years. The Company periodically evaluates the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. Indicators of a permanent impairment include duplication of resources resulting from acquisitions, the estimated undiscounted cash flows of the entity over the remaining amortization period and other factors. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The Company does not believe that any impairment has occurred at June 30, 1998.

Deferred Financing Costs - Expenses in connection with the Company's issuance of the 8% Convertible Subordinated Notes due 2002 (See Note 6) have been deferred and are being amortized using the interest method over the life of the notes.

Fair Value of Financial Instruments - The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Company has used the following market assumptions and/or estimation methods:

         CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES - The carrying value approximate fair value due to the relatively short maturity of the respective instruments.

         CONVERTIBLE SUBORDINATED NOTES - The carrying value at June 30, 1998 approximates fair value based on the terms of the notes.

Accounting for Stock Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Note 10).

Earnings per Share - Basic earnings per share is computed by dividing the net income or loss by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Revenue - The Company's health care providers provide service to patients on either a fee for service arrangement or under a fixed monthly fee arrangement with HMOs or through contracts directly with the payor. Revenue is recorded in the period services are rendered as determined by the respective contract. Management fee revenue represents fees received by the Company to manage outpatient facilities owned by third parties.

Fee for service arrangements (33% of medical services net revenue in fiscal
1998) require the Company to assume the financial risks relating to payor mix and reimbursement rates. The Company receives reimbursement for these services under either the Medicare or Medicaid programs or payments from the individual, insurers, self-funded benefit plans or third-party payors. The Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, or discounts from established charges. Revenue is recorded as an estimated amount, net of contractual allowances. These accounts, which are unsecured, have longer collection periods than capitated fee contracts and require the Company to bear the credit risk of uninsured individuals.

Under the Company's contracts with HMOs (approximately 57% of total medical services net revenue in fiscal 1998), the Company receives a fixed, monthly fee from the HMO for each covered life in exchange for assuming responsibility for the provision of medical services. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided.

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid healthcare services with HMOs.

Approximately 10% of the Company's medical services net revenue is earned through contracts which are directly between the payor (i.e. hospital) and the Company. These contracts provide for payments to the Company based upon a fixed percentage of the hospital's charges related to the services provided by the Company to patients of the hospital.

Certain of the Company's services are paid based on a reasonable cost methodology. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the payor. Changes in the estimated settlements recorded by the Company may be adjusted in future periods as final settlements are determined.

Revenue from the Medicare and Medicaid programs, accounted for approximately 50% and 69% of the Company's net patient service revenue for the years ended June 30, 1998 and 1997, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Medical Service Expense - The Company contracts with or employs various health care providers to provide medical services to its patients. Primary care physicians are compensated on either a salary or capitation basis. For patients enrolled under capitated managed care contracts, the cost of specialty services are paid on either a fee for service, per diem or capitation basis.

The cost of health care services provided or contracted for is accrued in the period in which it is provided. In addition, the Company provides for claims incurred but not yet reported based on past experience together with current factors. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

Reinsurance (stop-loss insurance) - Reinsurance premiums are reported as health care cost, and reinsurance recoveries are reported as a reduction of related health care costs.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and all entities in which the Company has a greater than 50% voting interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Changes in the estimates are charged or credited to operations as the estimates are revised.

Reclassification - Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements - During June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), "REPORTING COMPREHENSIVE INCOME." Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in general purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 does not require a specific format, but requires an entity to (a) classify items of other comprehensive income by their nature and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification for earlier periods provided for comparative purposes. Based on current circumstances, the Company does not believe the effect of adoption will be material.

Also during June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("Statement 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Statement 131 establishes standards for the way that public enterprises report selected information about operating segments in annual financial statements and requires them to report selected segment information in interim financial reports issued to shareholders. Statement 131, which supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise," retains the requirement to report information about major customers, and requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources to segments. Statement 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, Statement 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. Statement 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Statement 131 is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company has not determined the effects, if any, that Statement 131 will have on its consolidated financial statements.

NOTE 3 -  BUSINESS COMBINATIONS

Effective December 31, 1996 (the "Effective Date"), the Company purchased the 25% minority interest in a 75% owned subsidiary for 40,000 shares of Continucare common stock, $0.0001 par value, having a market value of $204,000 on the Effective Date. Such amount was offset against a receivable due from the minority shareholder. As a result, the Minority Interest on Continucare's consolidated balance sheet, approximately $195,000 as of the Effective Date, was eliminated and a loss on the purchase of minority interest of approximately $9,000 was recorded.

On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., a wholly-owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisitions included the purchase of AARDS, INC., a Florida corporation formerly known as Norman B. Gaylis, M.D., Inc., of Rosenbaum, Weitz & Ritter, Inc., a Florida corporation, and of Arthritis & Rheumatic Disease Specialties, Inc., a Florida corporation, from Sheridan Healthcare, Inc. The aggregate purchase price was approximately $3,300,000. As a result of the acquisitions, purchase price in excess of the fair value of the net tangible assets acquired of approximately $2,149,000 was recorded. This amount is being amortized over a weighted average life of 14 years. The consolidated financial statements include the accounts of these acquisitions from the date of the acquisitions.

On September 19, 1997, the Company acquired the stock of Maxicare, Inc. ("Maxicare"), a Florida based home health agency for $4,200,000 including approximately $900,000 of liabilities assumed. In addition, $300,000 of additional purchase price is contingent upon maintaining various performance criteria and, if earned, would be due in equal installments at the end of years two and three. Maxicare is certified by the Healthcare Financing Administration and is licensed in the State of Florida. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $3,048,000 and is being amortized using the straight-line method over a weighted average life of 18 years. The consolidated financial statements include the accounts of Maxicare since the date of acquisition.

On October 31, 1997, the Company purchased the assets of DHG Enterprises, Inc. and Doctors Health Partnership, Inc. (collectively, "Doctors Health Group"), a company that provides healthcare services at outpatient centers through managed care contracts. The total purchase price for the acquisition was approximately $16,000,000, including acquisition costs of approximately $1,052,000. Of this amount, $1,700,000 was paid in common stock of the Company (242,098 shares), approximately $13,700,000 was paid in cash and warrants to purchase 200,000 shares of the Company's common stock with an estimated fair market value of $600,000 were issued. The warrants have an exercise price of $7.25 per share for a period of 5 years. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $15,478,000 and is being amortized using the straight-line method over a weighted average life of 15 years. The consolidated financial statements include the accounts of Doctors Health Group from the purchase date.

On January 1, 1998, the Company acquired certain of the assets of Medical Services Organization, Inc. ("MSO") for a total purchase price of $4,260,000. MSO provides healthcare services at outpatient centers through capitated managed care contracts. The Company paid $2,560,000 in cash and entered into a note payable totaling $1,700,000. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $4,260,000 and is being amortized using the straight-line method over a weighted average life of approximately 5 years. The amortization period is based on the remaining life of the contract acquired. The note is noninterest bearing and is payable in six equal monthly installments beginning May 1, 1998 (balance of $850,000 at June 30, 1998). In addition, the Company is obligated to pay the owners of MSO an additional purchase price up to a maximum amount of $25 million based on the annualized net revenues of the acquired contract for the twelve month period ended December 31, 1998, as adjusted, times a multiple of 4.25. The additional purchase price, if any, may be paid entirely in Common Stock of the Company however the Company may, at its discretion, pay 50% of the additional purchase price in cash. The consolidated financial statements include the accounts of MSO since the date of purchase.

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc. collectively referred to as "RMS", for a total purchase price of approximately $10,500,000, including acquisition costs of approximately $500,000. RMS operates numerous rehabilitation clinics certified by the Healthcare Financing Administration and is licensed in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid Outpatient Rehab provider of services. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $6,160,000 and is being amortized using the straight-line method over a weighted average life of 15 years. The consolidated financial statements include the accounts of RMS since the date of purchase.

On April 14, 1998, the Company purchased the assets of SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., and Broward Managed Care, Inc., collectively "SPI". SPI provides healthcare services at outpatient centers through capitated managed care contracts. The total purchase price for the acquisition was approximately $6,750,000. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $6,416,000 and is being amortized using the straight-line method over a weighted average life of 15 years. The consolidated financial statements include the accounts of SPI from the purchase date.

The allocations of the purchase price of RMS and SPI are preliminary, while the Company continues to obtain information to determine the fair value of the assets acquired and the identifiable intangible assets.

During fiscal 1998, the Company made other acquisitions for a total purchase price of $3,460,000 of which approximately $2,970,000 was paid in cash, and approximately $490,000 was paid by issuing approximately 83,000 shares of the Company's common stock. Each of the acquisitions were accounted for under the purchase method of accounting. The purchase price in excess of the net tangible assets or stock acquired aggregated approximately $2,630,000. The excess purchase price is being amortized using the straight-line method over weighted average lives of 19 years. The consolidated financial statements include the accounts of these other acquisitions since the date of purchase.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on July 1, 1996, the beginning of the 1997 fiscal year. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on July 1, 1996 or that may be obtained in the future. The pro forma data does not give effect to acquisitions completed subsequent to June 30, 1998.


                                                                YEAR ENDED JUNE 30
                                                        ---------------------------------------
                                                            1998                      1997
                                                        ------------               ------------
                                                                    (Unaudited)
Total revenues..............................            $127,462,502               $115,740,000
Net loss....................................             (13,425,812)                (1,595,000)
Basic loss per common share.................                   (1.06)                      (.15)
Diluted loss per common share...............                   (1.06)                      (.15)


In August, 1998, the Company acquired a corporation in which an officer of the Company is a shareholder. The purchase price totaled $115,000 in cash and 575,000 shares of the Company's common stock with a fair market value of approximately $1,600,000.

In August 1998, the Company purchased the assets of Care Med, a managed care healthcare company which owns or has agreements with approximately 30 physician practices. The total purchase price was approximately $6.7 million, of which $4.2 million was paid at closing and the remaining balance is payable in equal monthly installments over the ensuing 24 months.

In order to fund these acquisitions, the Company entered into a credit facility (the "Credit Facility") with First Union National Bank of Florida in August, 1998 which provides for a $5 million Acquisition Facility and a $5 million Revolving Loan. Under the terms of the Credit Facility, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate plus 250 basis points. Interest only on each acquisition advance under the Acquisition Facility is payable monthly in arrears for the first six months. Commencing six months from the date of each acquisition advance, the acquisition advance shall be repayable in equal monthly amortization payments, based upon a five year amortization. The Company borrowed the entire $5 million Acquisition Facility to fund these acquisitions. Interest only on the Revolving Loan advances is payable quarterly in arrears. In all events, the Revolving Loan matures and all unpaid principal and interest is due in full on August 31, 2001. The $5,000,000 Revolving Loan is comprised of (i) $2,000,000 reserved for a pending letter of credit arrangement, and (ii) $3,000,000 which can be drawn commercing September 30, 1999, as long as the Company is in compliance with all covenants of the Credit Facility at such time. The Credit Facility (a) is secured by substantially all of the assets of the Company (b) is secured by $1.5 million placed in a restricted account at First Union, which will be released when certain covenants have been met by the Company and (c) and contains restrictive covenants which, among other things, require the Company to maintain certain financial ratios, limits the incurrence of additional debt, limits the payment of dividends and limits the amount of capital expenditures.

NOTE 4 - NOTES RECEIVABLE

In the first quarter of fiscal 1998, the Company assigned the accounts receivable related to its behavioral health programs and assigned its behavioral health management contracts to third parties in exchange for notes receivable in the aggregate amount of $7.8 million. The Company recorded no gain or loss on the assignment since the amount received approximated the net book value of the assets assigned. The notes receivable are to be paid over a five year term with interest to accrue at 9% per annum. The notes receivable are secured by all the assets of the behavioral health business.

During fiscal 1998, the Company determined that these notes receivable were impaired and increased its allowance for doubtful accounts against these notes receivable by approximately $3,800,000. Of this amount, approximately $1,500,000 was recorded in the fourth quarter. The Company did not recognize any interest income on these notes in fiscal 1998. The Company will apply all payments to principal with interest being recognized on a cash basis after all principal has been paid.

NOTE 5 - EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements is summarized as follows:


                                                                                ESTIMATED
                                                                              USEFUL LIVES
                                                              JUNE 30, 1998    (IN YEARS)
                                                              -------------   ------------
Furniture, fixtures and equipment.........................    $ 8,727,597         3 - 5
Furniture and equipment under capital lease...............        252,712
Vehicles..................................................         68,515           5
Leasehold improvements....................................        827,654           5
                                                              -----------
                                                                9,876,478
Less accumulated depreciation.............................     (4,380,453)
                                                              -----------
                                                              $ 5,496,025
                                                              ===========


Depreciation expense for the years ended June 30, 1998 and 1997 was $969,007 and $157,749, respectively.

In connection with its acquisitions, the Company entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over 5 years and the Company has used an incremental borrowing rate ranging from 9% to 35% per annum. Payments under the leases for the years ended June 30, 1998 and 1997 were approximately $395,200 and $42,600, respectively, of which $141,000 and $15,500, respectively, represented interest.

Future minimum lease payments under all capital leases is as follows:

For the year ending June 30,

          1999.................................................  $  426,975
          2000.................................................     337,887
          2001.................................................     197,674
          2002.................................................      48,837
          2003.................................................         171
                                                                 ----------
                                                                  1,011,544

          Less amount representing imputed interest............     186,483
                                                                 ----------
          Present value of obligation under capital lease......     825,061
          Less current portion.................................     328,295
                                                                 ----------
          Long-term capital lease obligation...................  $  496,766
                                                                 ==========

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES

On October 30, 1997, the Company issued $46.0 million of 8% Convertible Subordinated Notes due 2002 (the "Notes"). Interest on the Notes is payable semiannually beginning April 30, 1998. The Notes can be converted into shares of common stock of the Company at a conversion price of $7.25 per share at any time after 60 days following the date of initial issuance which is adjusted upon the occurrence of certain events. In addition, the Notes are redeemable, in whole or in part, at the option of the Company at any time on or after October 31, 2000, at the redemption prices (expressed as a percentage of the principal amount) set forth below for the 12-month period beginning October 31 of the years indicated:

                2000................................... 104.00%
                2001................................... 102.00%

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

NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                         YEAR ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                        1998                1997
                                                                                     ------------        ----------
Numerator for basic and dilutive earnings per share
   Net (loss) income..........................................................       $(14,982,935)       $1,706,675
                                                                                     ============        ==========
Denominator
   Denominator for basic (loss) earnings per share - weighted average shares..         12,517,503        10,406,089

Effects of dilutive securities
   Employee stock options.....................................................                 --           275,214
                                                                                     ------------        ----------
   Denominator for diluted (loss) earnings per share - adjusted weighted
     average shares and assumed conversions...................................         12,517,503        10,681,303
                                                                                     ============        ==========


For additional disclosure regarding the employee stock options and the warrants see Note 10.

Diluted loss per share for fiscal 1998 is not presented because the effect of the dilutive securities would be antidilutive.

Options and warrants to purchase 180,000 shares of the Company's Common Stock were outstanding at June 30, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the year and, therefore, the effect would be antidilutive.

NOTE 8 - RELATED PARTY TRANSACTIONS

For the year ended June 30, 1997, the Company provided certain management services to five facilities owned by two shareholders of Continucare, in return for a management fee based on Continucare's estimated cost of providing such services. The management fee charged was calculated based on the ratio of patient volume represented by the five facilities to total patient volume managed by Continucare, applied to certain of Continucare's expenses that were related to the provision of such services. The resulting management fee was recorded by Continucare as a reduction of the respective financial statement expense line items. For the fiscal year ended June 30, 1997, management fees related to this agreement were approximately $878,000. In April 1997, this agreement was terminated in connection with the Termination & Settlement Agreement between Continucare and the shareholders.

In addition, during the year ended June 30, 1997, Continucare had contracted with a company owned, in part, by two shareholders to provide certain managerial and administrative services to and on behalf of Continucare at cost. For the year ended June 30, 1997, total expenses incurred by the Company for these services totaled approximately $314,000 and are recorded in the appropriate expense categories in the Consolidated Statements of Operations. This agreement was also terminated in connection with the Termination & Settlement Agreement entered into in April, 1997.

During the fiscal year ended June 30, 1997, the Company was obligated under a note to a company owned by certain shareholders of the Company at that time. In April 1997, the Health Care Management Partners, Inc. (HCMP) Note was settled in connection with the Termination & Settlement Agreement between Continucare and these shareholders.

During fiscal year ended June 30, 1998, the Company incurred expenses of $200,000 for consulting services provided by a corporation in which one of its shareholders is an executive officer of the Company. In August 1998, the Company purchased the corporation for $115,000 in cash and 575,000 shares with a fair market value of approximately $1,600,000 of the Company's restricted common stock.

The Company rents various medical facilities and equipment from corporations owned by physician employees of the Company. General and administrative expenses for fiscal years ended June 30, 1998 and June 30, 1997 included $305,000 and $89,000, respectively, under these lease agreements.

During fiscal year ended June 30, 1998, the Company earned $381,000 in management fees from an entity whose executive officer is a director of the Company. At June 30, 1998, $359,000 is included in accounts receivable for these services.

NOTE 9 - SETTLEMENT OF FORMER SHAREHOLDER CLAIM

In July 1997, the Company received a demand for arbitration relating to a claim by a former shareholder of Old Continucare (the predecessor company prior to the merger) alleging securities fraud in connection with the redemption of his shares. The former shareholder sought rescission of the redemption agreement or, in the alternative, damages in excess of $5 million. Pursuant to a settlement agreement entered into on June 12, 1998, the Company paid $2.0 million in cash and on July 12, 1998 issued 300,000 shares of Common Stock (with a fair market value of $1,385,000) in settlement of this claim. The Company has reflected this transaction at June 30, 1998 as an increase in treasury stock of $2,958,000 and legal settlement expense of $426,000, which is reflected as general and administrative expense in the fiscal 1998 consolidated statement of operations. The increase in treasury stock results in recording the treasury stock acquired at its fair market value at the redemption date.

NOTE 10 - STOCK OPTION PLAN AND WARRANTS

In January 1998, the Company's shareholders approved an amendment to the Company's Amended and Restated 1995 Stock Option Plan (the "Stock Option Plan") covering employees of the Company to increase the authorized shares for issuance upon the exercise of stock options from 1,200,000 to 1,750,000. The Stock Option Plan authorizes 1,750,000 shares for issuance upon the exercise of stock options. The Stock Option Plan authorizes (i) the granting of Incentive or Non-Qualified stock options to purchase Common Stock to employees of the Company determined to contribute significantly to the successful performance of the Company, (ii) the provision of loans for the purpose of financing the exercise of options and the amount of taxes payable in connection therewith, and (iii) the use of already owned common stock as payment of the exercise price for options granted under the Stock Option Plan.

Under the terms of the Stock Option Plan, the exercise price for options granted is required to be at least the fair market value of the Company's Common Stock on the date of grant and expire 10 years after the date of the grant.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.5% and 6.32%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of 66.4% and 63.6%, and a weighted-average expected life of the options of 10 and 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                                             YEAR ENDED JUNE 30,
                                                                ------------------------------------------
                                                                    1998                            1997
                                                                ------------                      --------
Pro forma net (loss) income..........................           $(17,730,428)                     $647,745
Basic pro forma net (loss) income per share..........                  (1.42)                          .06
Diluted pro forma net  (loss) income per share.......                  (1.42)                          .06

The following table summarizes information related to the Company's stock option activity for the years ended June 30, 1998 and 1997:


                                                    YEAR ENDED JUNE 30, 1998             YEAR ENDED JUNE 30, 1997
                                                -------------------------------      ------------------------------
                                                  NUMBER       WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
                                                OF SHARES       EXERCISE PRICE       OF SHARES      EXERCISE PRICE
                                                ---------      ----------------      ---------     ----------------
     Outstanding at beginning of the year        376,400             $6.26            100,000            $5.46
     Granted...............................    1,238,000              5.53            276,400             6.54
     Exercised.............................      (17,000)             6.00                 --              --
     Forfeited.............................     (208,900)             7.19                 --              --
                                              -----------                             -------
     Outstanding at end of the year........    1,388,500                              376,400
                                              ==========                              =======
     Exercisable at end of the year........      727,171                              266,400
                                              ==========                              =======
     Weighted average fair value of
       options granted during the year.....   $     4.10                              $  3.98
                                              ==========                              =======


Stock options outstanding as of July 1, 1996 relate to options issued by pre-Merger Zanart.

The following table summarizes information about the options outstanding at June 30, 1998:


                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
       RANGE          ------------------------------------------------------      ---------------------------------
        OF                               WEIGHTED AVERAGE
     EXERCISE         OUTSTANDING AT        REMAINING       WEIGHTED AVERAGE        NUMBER         WEIGHTED AVERAGE
      PRICES           JUNE 30, 1998      CONTRACT LIFE      EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
     --------         --------------     ----------------   ----------------      -----------      ----------------
       $4.00                25,000          1.33 Years            $4.00              25,000             $4.00
     5.00-6.75           1,343,500          9.06 Years             5.25             682,171              4.73
       8.25                 20,000          2.50 Years             8.25              20,000              8.25
                         ---------                                                 --------
                         1,388,500                                                  727,171
                         =========                                                  =======

In connection with the sale of the Notes (see Note 6), the Company issued warrants to purchase 200,000 shares of the Company's common stock with exercise prices ranging from $8.00 to $12.50 per share as a placement fee. The fair market value of the warrants at date of issuance was $775,000. This amount is being amortized, using the interest method, over the life of the Notes. During fiscal 1997, approximately $5,440,000 was received by the Company pursuant to the exercise of certain warrants which had been issued by premerger Zanart. During fiscal 1998 warrants to purchase 250,000 shares of common stock at $3.15 per share were exercised. The Company has 760,000 warrants outstanding at June 30, 1998 exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.

Shares of common stock have been reserved for future issuance at June 30, 1998 as follows:

Convertible subordinated notes...........................        6,344,828
Warrants.................................................          760,000
Stock Options............................................        1,388,500
                                                                ----------
Total....................................................        8,493,328
                                                                 =========


NOTE 11 - INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the provision for income taxes for the years ended June 30, 1998 and 1997 are as follows:


                                                                         YEAR ENDED JUNE 30
                                                                    -----------------------------
                                                                        1998            1997
                                                                    -----------     -------------
                   Current income taxes:
                        Federal...................................  $(1,448,000)    $   1,410,318
                        State.....................................       33,000           241,423
                                                                    -----------     -------------
                             Total current........................   1,415,000          1,651,741
                                                                    ----------      -------------
                   Deferred income taxes:
                        Federal...................................      435,000          (398,752)
                        State.....................................       71,000           (52,072)
                                                                    -----------     -------------
                             Total deferred.......................      506,000          (450,824)
                                                                    -----------     -------------
                   Total (benefit) provision for income taxes.....  $  (909,000)    $   1,200,917
                                                                     ===========    =============

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:


                                                                                 JUNE 30,
                                                                       ---------------------------
                                                                          1998            1997
                                                                       ----------     ------------
                  Deferred tax assets:
                       Bad debt and notes receivable reserve.......     $2,610,363     $   712,418
                       Depreciable/amortizable assets..............        845,133          26,010
                       Alternative minimum tax credit..............        111,973              --
                       Other.......................................        302,544              --
                       Net operating loss carryforward.............      1,208,747              --
                                                                         ---------    ------------
                       Deferred tax assets.........................      5,078,760         738,428
                  Deferred tax liabilities:
                       Depreciation and amortization...............       (337,034)             --
                       Change in tax accounting method.............             --        (197,770)
                       Specifically identified intangibles.........       (954,894)             --
                       Other.......................................        (23,126)        (34,959)
                       Valuation allowance.........................     (4,718,600)             --
                                                                       ------------   ------------
                       Deferred tax liabilities....................     (6,033,654)       (232,729)
                                                                       ------------   ------------
                  Net deferred tax asset (liability)...............    $  (954,894)   $    505,699
                                                                        ===========   ============


SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 1997, management believed it was more likely than not that the tax benefit associated with certain temporary differences would be recognized. After consideration of all the evidence, both positive and negative, during 1998 management has determined that a $4,718,600 valuation allowance at June 30, 1998 is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in the valuation allowance for the current period is $4,718,600. At June 30, 1998, the Company had available net operating loss carryforwards of $3,212,190, which expire in 2013.

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate for the years ended June 30, 1998 and June 30, 1997 is as follows:

                                                               1998        1997
                                                              -----        ----
    Statutory federal rate..................................  (34.0)%      34.0%
    State income taxes, net of federal income tax benefit...   (3.6)        4.1
    Goodwill and other non-deductible items.................    1.0         0.4
    Change in valuation allowance...........................   28.5
    Other...................................................    2.4         0.7
                                                             ------      ------
    Effective (benefit) tax rate............................   (5.7)%      39.2%
                                                             ======      ======

NOTE 12 - EMPLOYEE BENEFIT PLAN

As of January 1, 1997, the Company adopted a tax qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to contribute to the 401(k) Plan up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($9,500 in 1998). The Company matches 33% of the contributions of employees, up to 6% of each employee's salary. All employees who were employed at January 1, 1997, and new hires who thereafter attain at least three months' service, are eligible to participate in the 401(k) Plan. Participants in the plan do not vest in the employer contribution until the end of the plan year.

The Trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Code, so that contributions to the 401(k) Plan, and income earned on the 401(k) Plan contributions, are not taxable until withdrawn. Matching contributions by the Company are deductible when made. Such matching contributions were $51,512 for the year ending June 30, 1998.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Employment Agreements - The Company maintains employment agreements with certain officers and key executives expiring at various dates through July 2002. In addition, one employment agreement provides for one additional year term for each year of service by the executive. The agreements provide for base salaries in aggregate of approximately $1.3 million, annual increases, bonuses and stock option grants. The employment agreements with certain officers also provide that in the event of a change in control of the Company, as defined therein, each officer is entitled to an acceleration of the remainder of the officer's term and the automatic vesting of any unvested stock options.

Insurance - The Company maintains policies for general and professional liability insurance jointly with each of the providers. Coverage under the policies are $1,000,000 per incident and $3,000,000 aggregate. It is the Company's intention to renew such coverage on an on-going basis.

Leases - The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was $2,426,416 for the year ended June 30, 1998 and $357,339 for the year ended June 30, 1997. Future annual minimum payments under such leases as of June 30, 1998 are as follows:

For the fiscal year ending June 30, 1998

          1999.....................................     $ 3,366,759
          2000.....................................       2,862,486
          2001.....................................       1,979,166
          2002.....................................       1,502,471
          2003.....................................       1,159,086
                                                        -----------
                 Total.............................     $10,869,968
                                                        ===========

Concentrations of Revenues - For the year ended June 30, 1998, the Company generated approximately 36% of total revenues from Foundation Health Corporation Affiliates. Humana Medical Plans, Inc. accounted for an additional 17% of total revenues in fiscal 1998.

For the year ended June 30, 1997, the Company generated approximately 68.0% of total revenues from Community Mental Health Centers owned by two individuals. Additionally, during the same period, approximately 10.5% of total revenues were derived from a certain hospital chain. No other facility and/or chain accounted for 10% or more of the Company's total revenues.

The Company is a party to the case of JAMES N. HOUGH, PLAINTIFF, V. INTEGRATED HEALTH SERVICES, INC., A DELAWARE CORPORATION, AND REHAB MANAGEMENT SYSTEMS, INC., A FLORIDA CORPORATION ("RMS"), AND CONTINUCARE REHABILITATION SERVICES, INC., A FLORIDA CORPORATION, in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida, Civil Division. Mr. Hough was the founder and former Chief Executive Officer and President of RMS. Mr. Hough sold RMS to Integrated Health Services, Inc. ("IHS"), and entered into an Employment Agreement (the "Employment Agreement") with IHS. RMS was acquired by Continucare in February 1998. Mr. Hough is seeking damages from the Employment Agreement and is alleging breach of contract. His initial demand of $1.1 million was rejected by the Company and the Company intends to vigorously defend the claim.

The Company is a party to the case of MANAGED HEALTH CARE SYSTEMS AND AFFILIATES ("MHS") V. CONTINUCARE ACQUISITION CORP. AND CONTINUCARE HOME HEALTH SERVICES, INC. MHS is seeking in excess of $1 million damages for an alleged breach of contract. The Company believes the claim has little merit and intends to vigorously defend the claim.

The Company is also involved in various legal proceedings incidental to its business, substantially all of which involve claims related to the alleged malpractice of employed and contracted medical professionals.

In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage maintained by the Company and any accounts for self-insured retention, is likely to have a material adverse effect on the Company's financial position, results of operations or liquidity.

                                  EXHIBIT INDEX


    Exhibit    Description
    -------    -----------------------------------------------------------------

     21.1      Subsidiaries of the Company.

     23.1      Consent of Ernst & Young LLP

     23.2      Consent of Deloitte & Touche LLP.

     27.1      Financial Data Schedule.