Form 10KSB/A
period 1998-06-30
CONTINUCARE CORP
filed 1998-10-28
CIK 803352

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                       TO

                                  FORM 10-KSB/A

         (Mark One)

         /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1998

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the fiscal year ended June 30, 1997 were $65,584,293.

         Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at September 1, 1998 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $24,374.78.

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

         Transactional Small Business Disclosure Format.  Yes [  ]     No [X]

================================================================================

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         The executive officers and directors of the Company are as follows:


NAME                                         AGE     POSITION
-----------------------------------          ---     ------------------------------------------------------------
Charles M. Fernandez...............           36     Chairman of the Board, Chief Executive Officer and President
Phillip Frost, M.D.................           62     Vice Chairman of the Board
Susan Tarbe........................           42     Executive Vice President and General Counsel
Bruce Altman.......................           46     Senior Vice President and Chief Financial Officer
Steven J. Baldwin..................           50     Senior Vice President of Physical Rehabilitation  and Ancillary
                                                     Services
Carlis R. Sabinson.................           54     Senior Vice President of Compliance and Security
Norman B. Gaylis, M.D..............           48     Senior Vice President, Chief Operating Officer  of Physician
                                                     Practice Division
Richard B. Frost...................           49     Director
Mark J. Hanna......................           49     Director
Elias F. Ghanem, M.D...............           59     Director
Robert Soros.......................           35     Director
Lee S. Hillman.....................           42     Director
J. Kenneth Looloian................           75     Director

         CHARLES M. FERNANDEZ co-founded Continucare in February of 1996 and has been involved in all aspects of its operations since that time serving as its Chairman of the Board, President and Chief Executive Officer. Since 1985 and prior to founding Continucare, Mr. Fernandez was the Executive Vice President and Director of Heftel Broadcasting Corporation ("HBC"), a public company owning a network of radio stations. At HBC, Mr. Fernandez was involved in the acquisition of 17 broadcast companies and played an instrumental role in HBC's growth in revenues from $4 million in 1985 to approximately $65 million in 1995. Mr. Fernandez has also been an officer of Bally Entertainment Corporation since January 1996, where he provides advice concerning growth and acquisitions for Bally in Florida and Latin America, and a director of IVAX Corporation, a Florida corporation ("IVAX") since June 1998.

         PHILLIP FROST, M.D. has served as Vice Chairman of Continucare since September 1996. Dr. Frost has served, since 1987, as Chairman of the Board and Chief Executive Officer of IVAX, the world's largest generic pharmaceutical manufacturer. He served as IVAX's President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1970 to 1992. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceutical, Inc. from 1972 to 1986. He is Vice Chairman of the Board of Directors of North American Vaccine, Inc., Whitman Education Group, which is engaged in proprietary education and Northrup Grumman. He is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange. Dr. Frost is the uncle of Richard Frost.

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

         BRUCE ALTMAN joined Continucare in August 1998 as Chief Financial Officer and Treasurer. Prior to joining Continucare, Mr. Altman was Vice President of Finance at John Alden Life Insurance Company, a subsidiary of John Alden Financial Corp. since June 1989.

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

         NORMAN B. GAYLIS, M.D. joined Continucare in April 1997 upon consummation of the acquisition of the Arthrocare America. Dr. Gaylis has been a practicing rheumatologist in Florida for over twenty years. He is Board certified in rheumatology, and is an Associate Professor of rheumatology at the University of Miami School of Medicine.

         RICHARD B. FROST has served as a Director of Continucare since September 1996. Mr. Frost has been Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Capital Group, Inc. since February 1996, its inception. Mr. Frost was the Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Mergers Group, Inc. ("FH") from its formation in October 1993 until September 1996. Mr. Frost was the Chief Executive Officer and Chairman of the Board of Directors of Frost Hanna Acquisition from April 1993 until January 1996. From June 1992 to May 1994, Mr. Frost held similar positions at Frost Hanna Halpryn until the merger of Sterling Healthcare, Inc. and Sterling Healthcare Group, Inc. with and into a wholly-owned subsidiary of Frost Hanna Halpryn (the "Sterling Merger"). Mr. Frost is the nephew of Dr. Phillip Frost.

         MARK J. HANNA has served as a Director of Continucare since September 1996. Mr. Hanna has been the President and a member of the Board of Directors of Frost Hanna Capital Group, Inc. since February 1996, its inception. Mr. Hanna was the President and a member of the Board of Directors of FH from its formation in October 1993 until September 1996. Mr. Hanna was the President and a member of the Board of Directors of Frost Hanna Acquisition from April 1993 until January 1996. Mr. Hanna held similar positions at Frost Hanna Halpryn from June 1992 until the Sterling Merger in May 1994.

         ELIAS F. GHANEM, M.D. was appointed to the Board in December 1996. Dr. Ghanem has been a practicing physician since 1971. Dr. Ghanem created a health care system in Nevada in 1989. In 1994, Dr. Ghanem expanded his healthcare products to include a health maintenance organization and a national healthcare consulting firm.

         ROBERT SOROS was appointed to the Board of Directors in December 1996. Mr. Soros' principal occupation is as a senior investment professional with Soros Fund Management LLC ("SFM"). He is charged with the oversight of various private equity and real estate investments made by the Quantum group of funds and other affiliates of SFM. Prior to joining SFM, Mr. Soros worked in the risk arbitrage area at Prudential Bache Securities, Inc.

         LEE S. HILLMAN was appointed to the Board of Directors in January 1998. Mr. Hillman has served since October 1996, as the President and Chief Executive Officer of Bally Total Fitness Holding Corporation ("BTFHC") and he currently serves as a director of BTFHC. Additionally, Mr. Hillman was Treasurer of Bally from April 1991 to October 1996, Executive Vice President of Bally from September 1995 to October 1996, Senior Vice President of BTFHC from April 1991 to September 1995 and Chief Financial Officer of Bally from April 1991 to May 1994. Mr. Hillman was Vice President, Chief Financial Officer and Treasurer of Bally Entertainment Corporation between November 1991 and December 1996 and Executive Vice President of Entertainment between August 1992 and December 1996. Mr. Hillman also served as Vice President-Administration of Bally's Grand, Inc. from August 1993 through February 1997. From October 1989 to April 1991, Mr. Hillman was a partner with the accounting firm of Ernst & Young LLP.

         J. KENNETH LOOLOIAN was appointed to the Board of Directors in January 1998. Mr. Looloian is an Executive Vice President of Di Giorgio Corporation, a former partner of Arveron Investment L.P. and a former Executive Vice President of International Controls Corporation. Mr. Looloian is also a director of BTFHC.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and each of the most highly compensated executive officers of the Company whose total annual salary and bonus, determined as of the end of the fiscal year ended June 30, 1998, exceeded $100,000 (the "Named Executive Officers"). No executive officer of the Company's predecessor was paid in excess of $100,000 in fiscal year 1996.

                           SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM
                                      ANNUAL COMPENSATION                              COMPENSATION
                              -----------------------------------                    -----------------
                                                                         OTHER       NO. OF SECURITIES
         NAME AND             FISCAL                                     ANNUAL         UNDERLYING        ALL OTHER
    PRINCIPAL POSITION         YEAR      SALARY($)      BONUS($)      COMPENSATION        OPTIONS        COMPENSATION
---------------------------   ------     ---------      --------      ------------   -----------------   ------------
Charles M. Fernandez,
  President and Chief          1998        334,547              (3)            (1)       100,000                -0-
  Executive Officer.....       1997        327,880        70,000(7)      36,360(2)            -0-               -0-

Susan Tarbe, Executive
  Vice President and           1998        168,462              (3)            (1)            -0-            3,167(4)
  General Counsel.......       1997         97,000(5)     40,000(6)            (1)       100,000             1,118(4)

Norman B. Gaylis, M.D.
  Senior Vice President,
  Chief Operating Officer
  of Physician Practice        1998        464,193              (3)            (1)        50,000                -0-
  Division..............       1997(8)      92,094        50,000(7)          -0-              -0-               -0-


-------------------

(1) The total perquisites and other personal benefits provided is less than 10% of the total annual salary and bonus to such officer.
(2)   Includes $13,155 in car allowance and $20,205 in insurance benefits.
(3) No final determination for bonuses for fiscal 1998 have been made at this time.
(4) Reflects matching contributions to the Company's 401(k) plan which is earned during the fiscal year indicated but not paid until the following fiscal year.
(5)   Mrs. Tarbe joined the Company in September 1996.
(6) Includes a signing bonus in the amount of $2,500 and a bonus paid in September 1997 for services rendered in fiscal 1997.
(7)   Represents a bonus paid in fiscal 1998 for services rendered in fiscal
      1997.
(8)   Dr. Gaylis joined the Company in April 1997.

         The Company has entered into employment agreements with Charles M. Fernandez, Susan Tarbe, Steven J. Baldwin, Norman B. Gaylis and Carlis R. Sabinson. Mr. Fernandez's employment agreement is for a term of three years plus one additional year for each year of service and became effective on September 11, 1996, and provides for an annual base salary of $350,000 and a bonus of $100,000 payable in 20 equal installments of $5,000 over the first five years of such agreement. Pursuant to the terms of Mr. Fernandez's employment agreement, he may receive additional bonuses at the discretion of the Board. Mr. Fernandez is prohibited from competing with the Company for the duration of his employment agreement and for a period of two years thereafter unless he is terminated without cause, and he is additionally prohibited from disclosing confidential information.

         Ms. Tarbe's employment agreement, as amended, is effective until August 24, 2001 and provides for an annual base salary of $185,000 and a bonus as may be determined by the Chairman and approved by the Board. Under the terms of Ms. Tarbe's employment agreement, she received an option to purchase 100,000 shares of the Company at $5.00 per share. Upon a change in control of the Company, Ms. Tarbe is entitled to an acceleration of the remainder of her employment agreement and automatic vesting of any unvested portion of her aforementioned warrant. Ms. Tarbe is prohibited from competing with the Company for the duration of her employment agreement and for a period of ninety days thereafter unless she is terminated without cause, and she is additionally prohibited from disclosing confidential information.

         Dr. Gaylis' employment agreement is for a period of four years commencing April, 1997, and provides for an annual base salary of $450,000 renewable at the sole discretion of the Company, subject to adjustment upon certain conditions. Under the terms of Dr. Gaylis' employment agreement, Dr. Gaylis is entitled to annual incentive compensation of 50% of earnings before interest, taxes, depreciation and amortization ("EBITDA") derived from his professional services at designated offices where EBITDA is in excess of $365,000. Dr. Gaylis is prohibited from competing with the Company and soliciting any employee or contractor of the Company for the duration of his employment agreement and for a period of two years thereafter. Additionally, Dr. Gaylis is prohibited form disclosing confidential information.

OPTION GRANTS DURING FISCAL 1998

         OPTION GRANTS TABLE. The following table sets forth certain information concerning grants of stock options made during fiscal 1998 to each of the Named Executive Officers. The Company did not grant any stock appreciation rights in fiscal 1998.


                                  INDIVIDUAL OPTION GRANTS IN 1998 FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------
                                   SHARES OF COMMON
                                   STOCK UNDERLYING     % OF TOTAL GRANTED
        NAME                       OPTIONS GRANTED         TO EMPLOYEES      OPTION PRICE($)     EXPIRATION DATE
----------------------             -----------------    ------------------   ---------------     ---------------
Charles M. Fernandez                   100,000                27.4%               $5.25              7/30/07
Susan Tarbe                                  0                --                    --                 --
Norman B. Gaylis, M.D.                  50,000                13.7                $6.25              1/20/08


AGGREGATED OPTION EXERCISES IN 1998 AND YEAR END OPTION VALUES

         The following table sets forth information with respect to (i) the number of unexercised options held by the Names Executive Officers as of June 30, 1998, and (ii) the value as of June 30, 1998 of unexercised in-the-money options. No options were exercised by any of the Named Executive Officers in 1998.

                                        NUMBER OF SECURITIES                         VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED OPTIONS                    IN-THE-MONEY OPTIONS
                                          AT JUNE 30, 1998                           AT JUNE 30, 1998($)(1)
                                 -----------------------------------          -----------------------------------
                                 EXERCISABLE           UNEXERCISABLE          EXERCISABLE           UNEXERCISABLE
                                 -----------           -------------          -----------           -------------
Charles M. Fernandez               85,000                 50,000                   0                      0
Susan Tarbe                        60,000                 40,000                   0                      0
Norman B. Gaylis, M.D.             16,667                 33,334                   0                      0


-------------------

(1) Market value of shares covered by in-the-money options on June 30, 1998, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 30, 1998 concerning the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Named Executive Officers of the Company, (iii) each of the directors of the Company, and (iv) all executive officers and directors of the Company as a group. All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person's spouse.


              NAME AND ADDRESS                      AMOUNT AND NATURE OF                     PERCENT OF
             OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)                 COMMON STOCK(2)
----------------------------------------------     -----------------------                 ---------------
Charles M. Fernandez                                       1,701,667(3)                         12.1%
   100 S.E. Second Street
   36th Floor
   Miami, Florida 33131

Susan Tarbe                                                   60,000(4)                           *
   100 S.E. Second Street
   36th Floor
   Miami, Florida 33131

Steven J. Baldwin                                             20,000(4)                           *
   100 S.E. Second Street
   36th Floor
   Miami, Florida 33131

Carlis R. Sabinson                                            13,334(4)                           *
   100 S.E. Second Street
   36th Floor
   Miami, Florida 33131

Dr. Norman B. Gaylis                                          18,357(7)                           *
   100 S.E. Second Street
   36th Floor
   Miami, Florida 33131

Dr. Phillip Frost                                          2,053,933(6)                         14.6
   4400 Biscayne Boulevard
   Miami, FL  33137

Richard B. Frost                                             419,700(6)                          3.0
   7700 W. Camino Real
   Boca Raton, FL 33433

Mark J. Hanna                                                364,900(6)                          2.6
   7700 W. Camino Real
   Boca Raton, FL 33433

J. Kenneth Looloian                                           52,000(8)                           *
   1380 Outlook Drive West
   Mountainside, NJ  07092

Elias F. Ghanem, M.D.                                         50,000(4)                           *
   150 E. Harmon Street
   Las Vegas, NV  89109

Robert Soros                                                  50,000(4)                           *
   888 Seventh Avenue, 33rd floor
   New York, NY  10106

Lee S. Hillman                                                50,000(4)                           *
   8700 W. Bryn Mawr
   Chicago, IL  60631

Strategic Investment Partners, Ltd.                        2,250,000                            16.0
   Kaya Flamboyan 9
   Willemstad, Curacao
   Netherlands Antilles



              NAME AND ADDRESS                      AMOUNT AND NATURE OF                     PERCENT OF
             OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)                 COMMON STOCK(2)
----------------------------------------------     -----------------------                 ---------------
Sailfish Investments LLC                                     925,000                             6.6
   380 Middlesex Avenue
   Carteret, NJ 07008

Bank of New York                                           3,315,862(9)                         19.1%
   925 Patterson Plank Road
   Secaucus, NJ  07094

Mercantile-Safe Deposit                                      149,655(9)                          7.6%
   & Trust Company
   766 Old Hammonds Ferry Road
   Proxy Unit #230-20
   Linthicum, MD  21090

Carret Securities, Inc.                                    1,500,000(9)                          9.7%
   c/o BT Alex. Brown Incorporated
   90 Broad Street
   New York, NY  10004

All directors and executive officers                       4,848,558                            33.3
   as a group (13 persons)(10)
------------------------

*     Less than one percent.

(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial owner" of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2)   Based on 14,031,283 shares outstanding as of September 30, 1998.
(3) Includes (i) 1,616,667 shares of Common Stock are owned of record by the Fernandez Family Limited Partnership and (ii) 85,000 shares of Common Stock underlying options granted that are currently exercisable.
(4) Represents shares of Common Stock underlying options granted which are currently exercisable.

(5) Includes (i) 1,058,333 shares owed beneficially by Frost Nevada Limited Partnership, (ii) 945,600 shares owned by Dr. Frost individually and (iii) 50,000 shares of Common Stock underlying options granted that are currently exercisable.
(6) Includes 50,000 shares of Common Stock underlying options granted that are currently exercisable.
(7) Includes (i) 1,690 shares owned beneficially by Dr. Gaylis and (ii) 16,667 shares of Common Stock underlying options granted that are currently exercisable.
(8) Includes (i) 2,000 shares owned beneficially by Mr. Looloian and (ii) 50,000 shares of Common Stock underlying options granted that are currently exercisable.
(9) Represents shares of Common Stock that may be issued upon the conversion (at a conversion price of $7.25) of 8% Convertible Subordinated Notes due 2002 issued by the Company on October 30, 1997.
(10) Includes 551,668 shares of Common Stock underlying options granted that are currently exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was obligated to Charles M. Fernandez for a note payable in the principal amount of $599,750 (the "Fernandez Note"), which was paid in full in August 1997. The Fernandez Note bore interest at 10% per annum and matured on February 12, 1998.

         In February 1997, the Company entered into an agreement with Bally Total Fitness ("Bally"), pursuant to which the Company will establish, subject to certain conditions, outpatient rehabilitation centers at Bally fitness centers nationwide. The Company began implementing its February 1997 agreement with Bally in July 1997. During fiscal year ended June 30, 1998, the Company earned $381,000 in management fees from Bally. At June 30, 1998, $359,000 is included in accounts receivable for these services. Messrs. Hillman and Looloian, directors of the Company, are affiliates of Bally. See "Management--Directors"

         In April 1997, the Company entered into a Management Services Agreement with a management company (the "Management Company") affiliated with Dr. Gaylis, an executive officer of the Company. Under such agreement, the management company is paid an hourly rate for services performed. During fiscal year ended June 30, 1998, the Company incurred expenses of $200,000 for consulting services provided by the Management Company. In August 1998, the Company purchased the Management Company for $115,000 in cash and 575,000 shares with a fair market value of approximately $1,600,000 of the Company's restricted common stock.

                                     PART IV

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)(1)     Financial Statements
                  Reference is made to the Index set forth on page F-1 of this Annual Report on Form 10-KSB.
       (a)(2)     Financial Statement Schedules
                  None
       (a)(3)     Exhibits
        3.1 Restated Articles of Incorporation of Company, as amended. (4) (Exhibit 3.1)
        3.2       Restated Bylaws of Company. (4) (Exhibit 3.2)
        4.1 Form of certificate evidencing shares of Common Stock. (4) (Exhibit 4.1)
        10.1 Employment Agreement between the Company and Charles M. Fernandez dated as of September 11, 1996. (2) (Exhibit 10.36)
        10.2 Employment Agreement between the Company and Susan Tarbe dated as of September 23, 1996.(3)
        10.3 Agreement and Plan of Merger by and among Continucare Corporation, Zanart Entertainment Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996. (1) (Exhibit 2)
        10.4 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., AARDS, Inc. and Sheridan Healthcorp. Inc.
                  (6) (Exhibit 10.1)
        10.5 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., Rosenbaum, Weitz & Ritter, Inc. and Sheridan Healthcorp, Inc. (6) (Exhibit 10.2)
        10.6 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Medical Management, Inc., Arthritis & Rheumatic Disease Specialties, Inc. and Sheridan Healthcare, Inc. (6) (Exhibit 10.3)
        10.7 Acquisition Facility ($3,000,000), Revolving Credit Facility ($2,000,000) and Security Agreement among Continucare Corporation, Borrower, and First Union National Bank of Florida, dated November 14, 1996, as amended on March 4, 1997.
                  (7) (Exhibit 10.7)
        10.8 Lease Agreement, dated as of the 29th day of August 1996, between Miami Tower Associates Limited Partnership and Continucare Corporation, as amended (8)
        10.9 Physician Employment Agreement, dated as of April, 1997, by and between Arthritis and Rheumatic Disease Specialties, Inc. and Norman Gaylis, M.D. (8)
        10.10 First Amendment, dated as of the 17th day of September, 1997, to Employment Agreement, dated August 23, 1996, between the Company and Susan Tarbe. (8)
        10.11 Employment Agreement, dated as of the 20th day of October 1997, by and between Continucare Corporation and Joseph P. Abood. (8)
        10.12 Placement Agreement, dated as of October 27, 1997, between the Company and Loewenbaum & Company Incorporated (the "Placement Agent"). (9) (Exhibit 10.1)
        10.13 Purchase Agreement, dated as of September 4, 1997, by and among Continucare Corporation, Continucare Physician Practice Management, Inc., a wholly owned subsidiary of Continucare Corporation, DHG Enterprises, Inc. f/k/a Doctor's Health Group, Inc. and Doctor's Health Partnership, Inc., both Florida corporations, and Claudio Alvarez and Yvonne Alvarez.
                  (10) (Exhibit 2.1)
        10.14 Stock Purchase Agreement, dated as of February 13, 1998, by and among Continucare Corporation, Continucare Rehabilitation Services, Inc., Integrated Health Services, Inc., Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc. (12) (Exhibit 2.1)
        10.15 Asset Purchase Agreement, dated as of April 7, 1998, by and among (i) SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., Broward Managed Care, Inc., each a Florida corporation, (ii) First Medical Corporation, a Delaware corporation and First Medical Group, Inc., a Delaware corporation and (iii) CNU Acquisition Corporation, a Florida corporation. (13) (Exhibit 2.1)
        16.1 Acknowledgment letter from Arthur Andersen LLP regarding its dismissal as the Company's independent public accountants. (5)
        16.2 Acknowledgment Letter from Deloitte & Touche LLP regarding its dismissal as the Company's independent public accountants.
                  (14)
        21.1      Subsidiaries of the Company. (15)

        23.1      Consent of Ernst & Young LLP (15)
        23.2      Consent of Deloitte & Touche LLP (15)
        27.1      Financial Data Schedule (15)


Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934

        (1)       Current Report Form 8-K dated August 9, 1996.
        (2)       Form 10-KSB filed with the Commission on September 30, 1996.
        (3)       Form 10-KSB filed with the Commission on October 21, 1996.
        (4) Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.
        (5)       Form 8-K/A filed with the Commission on December 3, 1996.
        (6)       Form 8-K filed with the Commission on April 25, 1997.
        (7) Form 10-KSB for the fiscal year ended June 30, 1997, filed with the Commission on September 29, 1997.
        (8) Form 10-KSB/A for the fiscal year ended June 30, 1997, filed with the Commission on October 28, 1997.
        (9) Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.
        (10) Form 8-K dated October 31, 1997 and filed with the Commission on November 13, 1997.
        (11) Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.
        (12) Form 8-K dated February 13, 1998 and filed with the Commission on February 26, 1997.
        (13) Form 8-K dated April 14, 1998 and filed with the Commission on April 27, 1998.
        (14)      Form 8-K dated May 6, 1998 and filed on May 11, 1998.
        (15) Form 10-KSB for the fiscal year ended June 30, 1998 filed with the Commission on October 13, 1998.

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


                         CONTINUCARE CORPORATION



                         By: /s/ CHARLES M. FERNANDEZ
                             --------------------------------------------------
                             Charles M. Fernandez
                             Chairman of the Board, Chief Executive Officer, and President



Dated:   October 28, 1998

                                  EXHIBIT INDEX

     Exhibit        Description
----------------    -----------------------------------------------------------
      21.1*         Subsidiaries of the Company

      23.1*         Consent of Ernst & Young LLP

      23.2*         Consent of Deloitte & Touche LLP

      27.1*         Financial Data Schedule

--------------------------

*        Previously filed