Form 10-Q
period 1998-09-30
CONTINUCARE CORP
filed 1998-11-17
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-21910


                             CONTINUCARE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



             FLORIDA                                     59-2716023
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                           100 SOUTHEAST SECOND STREET
                                   36TH FLOOR
                              MIAMI, FLORIDA 33131
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (305) 350-7515
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At November 2, 1998, the Registrant had 14,606,283 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 1998 (Unaudited) and June 30, 1998.....................           3
Consolidated  Statements of Operations - Three Months Ended September 30, 1998  (Unaudited)
   and 1997 (Unaudited)............................................................................           4
Consolidated  Statements of Cash Flows - Three Months Ended September 30, 1998  (Unaudited)
   and 1997 (Unaudited)............................................................................           5
Notes to Consolidated Financial Statements September 30, 1998 (Unaudited)..........................           6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS...........................................................................           8

PART II - OTHER INFORMATION

SIGNATURE PAGE.....................................................................................          14


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS                                         SEPTEMBER 30, 1998    JUNE 30, 1998
                                                                                ------------------    -------------
                                                                                   (UNAUDITED)
Current assets
   Cash and cash equivalents ................................................      $  5,189,626       $  7,435,724
   Accounts receivable,  net of allowance for doubtful accounts of
    $2,322,000 at September 30, 1998 and $2,071,000 at June 30, 1998.........         8,946,803          9,009,462
   Other receivables ........................................................           940,338          1,091,744
   Prepaid expenses and other current assets ................................           728,569            595,086
   Income taxes receivable ..................................................         1,800,000          1,800,000
                                                                                   ------------       ------------
       Total current assets .................................................        17,605,336         19,932,016
Notes  receivable,  net of  allowance  for  doubtful  accounts  of
  $5,510,000 at September 30, 1998 and at June 30, 1998 .....................         1,633,262          1,644,420
Equipment, furniture and leasehold improvements, net ........................         5,447,374          5,496,025
Cost in excess of net tangible assets acquired, net of
  accumulated amortization of $3,490,000 at September 30, 1998 ..............        39,987,208         38,621,561
  and $2,252,000 at June 30, 1998
Other intangible assets net of accumulated amortization of
  $120,000 at September 30, 1998 ............................................         6,604,917
Deferred financing costs, net of accumulated amortization of
  $588,700 at September 30, 1998 and $400,000 at June 30, 1998 ..............         3,115,299          3,373,999
Other assets, net ...........................................................           430,867            418,084
                                                                                   ------------       ------------
       Total assets .........................................................      $ 74,824,263       $ 69,486,105
                                                                                   ============       ============


               LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
   Accounts payable .........................................................      $    685,732       $    816,844
   Accrued expenses .........................................................         5,167,409          5,223,153
   Medical claims payable ...................................................           807,230            966,251
   Current portion of long term debt ........................................         2,112,150            850,000
   Accrued interest payable .................................................         1,518,657            623,556
   Current portion of capital lease obligations .............................           329,474            328,295
                                                                                   ------------       ------------
       Total current liabilities ............................................        10,620,652          8,808,099
Long term debt ..............................................................         5,415,621
Convertible subordinated notes payable ......................................        45,000,000         46,000,000
Deferred tax liability ......................................................           954,894            954,894
Obligations under capital lease .............................................           365,641            496,766
                                                                                   ------------       ------------
       Total liabilities ....................................................      $ 62,356,808       $ 56,259,759
                                                                                   ------------       ------------
Commitments and contingencies
Shareholders' equity
   Common stock; $0.0001 par value; 100,000,000 shares authorized, 17,536,283 shares issued at September 30, 1998 and 16,661,283 at June 30, 1998;
     14,606,203 shares outstanding at September 30, 1998 and 13,731,283 at
     June 30, 1998 ..........................................................             1,462              1,374
   Additional paid-in capital ...............................................        32,910,465         31,099,303
   Retained deficit .........................................................       (15,201,792)       (12,631,651)
   Treasury stock (2,930,000 shares) ........................................        (5,242,680)        (5,242,680)
                                                                                   ------------       ------------
     Total shareholders' equity .............................................        12,467,455         13,226,346
                                                                                   ------------       ------------
     Total liabilities and shareholders' equity .............................      $ 74,824,263       $ 69,486,105
                                                                                   ============       ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                   1998               1997
                                                               ------------       ------------
Operations continuing at June 30, 1998
   Revenue
     Medical services, net ..............................      $ 48,674,972       $  2,205,165
     Management fees ....................................           282,927            384,023
                                                               ------------       ------------
       Subtotal .........................................        48,957,899       $  2,589,188
   Expenses
     Medical services ...................................        41,385,623            585,577
     Payroll and employee benefits ......................         4,026,953          1,202,735
     Provision for bad debt .............................           250,525             63,323
     Professional fees ..................................           260,842             10,954
     General and administrative .........................         3,098,292            796,530
     Depreciation and amortization ......................         1,734,576            103,563
                                                               ------------       ------------
                                                                 50,756,811          2,762,682
Operations disposed of during fiscal 1998
   Revenue ..............................................                --          1,074,596
   Expenses .............................................                --            802,474
                                                               ------------       ------------
     Subtotal ...........................................                --            272,122
Income (loss) from operations ...........................        (1,798,912)            98,628
Other income (expense)
     Interest income ....................................            53,658             62,102
     Interest expense ...................................          (955,864)           (35,753)
                                                               ------------       ------------
(Loss) income before income taxes and extraordinary items        (2,701,118)           124,977
(Benefit) provision for income taxes ....................                --             49,677
                                                               ------------       ------------
Net (loss) income before extraordinary items ............        (2,701,118)            75,300
Gain on extinguishment of debt, net of taxes ............           130,977                 --
                                                               ------------       ------------
Net (loss) income .......................................      $ (2,570,141)      $     75,300
                                                               ============       ============
Net income (loss) per share before extraordinary items
     Basic ..............................................      $       (.19)      $        .01
     Diluted ............................................      $       (.19)      $        .01
Extraordinary items
     Basic ..............................................      $        .01       $         --
     Diluted ............................................      $        .01       $         --
Net income (loss) per share
     Basic ..............................................      $       (.18)      $        .01
     Diluted ............................................      $       (.18)      $        .01
Shares used in earnings per share calculations
     Basic ..............................................        14,063,892         10,888,993
     Diluted ............................................        14,063,892         11.112.883


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------
                                                                                  1998            1997
                                                                             --------------  ----------------
                                                                               (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .......................................................   $(2,570,141)   $    75,300
   Adjustments to reconcile net income to cash used in operating activities:
     Depreciation and amortization including amortization
     of deferred loan costs ................................................     1,734,576        103,563
     Bad debt expense ......................................................       250,525         89,083
     Gain on extinguishment of debt, net of taxes ..........................      (130,977)            --
   Changes in assets and liabilities, excluding the effect of acquisitions:
     Increase in accounts receivable .......................................      (187,866)      (601,251)
     Increase in prepaid expenses and other current assets .................      (133,483)       (72,269)
     Decrease (increase) in other receivables ..............................       151,406       (600,000)
     Decrease in intangible assets .........................................            --        237,137
     Increase in other assets ..............................................       (12,783)       (50,761)
     Decrease in medical claims payable ....................................      (159,021)            --
     Increase (decrease) in accounts payable and accrued expenses ..........      (186,856)       444,295
     Increase (decrease) in accrued interest payable .......................       895,101         (4,923)
     Decrease in income and other taxes payable ............................            --       (539,798)
                                                                               -----------    -----------
Net cash used in operating activities ......................................      (349,519)      (919,624)
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions ..............................................      (579,137)    (3,406,411)
   Cash paid for purchase of contracts .....................................    (4,225,000)            --
                                                                                              -----------
   Property and equipment additions ........................................      (352,402)       (46,373)
   Proceeds from notes receivable ..........................................        11,158             --
                                                                               -----------    -----------
Net cash used in investing activities ......................................    (5,145,381)    (3,452,784)
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment to extinguish debt ............................................      (720,000)            --
     Principal repayments under capital lease obligation ...................      (129,946)       (10,620)
     Payment on acquisition notes ..........................................      (901,252)
     Proceeds from note payable ............................................     5,000,000      2,500,000
     Repayment of shareholder note .........................................            --       (599,000)
                                                                               -----------    -----------
Net cash provided by financing activities ..................................     3,248,802      1,890,380
                                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents .......................    (2,246,098)    (2,482,028)

Cash and cash equivalents at beginning of period ...........................     7,435,724      6,989,580
                                                                               -----------    -----------
Cash and cash equivalents at end of period .................................   $ 5,189,626    $ 4,507,552
                                                                               ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for acquisition ...............................................   $ 1,811,250    $        --
                                                                               ===========    ===========
Note payable for purchase of contracts .....................................   $ 2,500,000    $        --
                                                                               ===========    ===========
Cash paid for income taxes .................................................   $        --    $   607,671
                                                                               ===========    ===========
Cash paid for interest .....................................................   $    60,763    $    68,297
                                                                               ===========    ===========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

         The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999.

         The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998 as set forth in the Company's Form 10-KSB.

NOTE 2 - BASIS OF PRESENTATION

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

NOTE 3 - BUSINESS COMBINATION

         On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., a wholly owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisitions included the purchase of AARDS, INC. ("AARDS"), a Florida corporation formerly known as Norman G. Gaylis, M.D., Inc. In connection with the purchase the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"). The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In August the Company paid approximately $2 million to ZAG in connection with the cancellation of the put/call agreement of which $115,000 was paid in cash and the remaining $1,885,000 was paid by issuing 575,000 shares of the Company's common stock with a fair market value of approximately $1.6 million. In the event that the common stock issued does not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the Company is obligated to pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. The management agreement was terminated upon the cancellation of the put/call agreement. The total amount paid in connection with the cancellation of the put/call agreement is included in cost in excess of tangible assets acquired on the accompanying balance sheet and is being amortized over a weighted average life of 14 years.

NOTE 4 - OTHER INTANGIBLE ASSETS

         In August 1998 the Company purchased contracts with approximately 30 physicians from an unrelated entity. The total purchase price was approximately $6.7 million of which $4.2 million was paid in cash at closing the remaining $2.5 million is payable in equal monthly installments over the ensuing 24 months. The total amount is included in other intangible assets on the accompanying consolidated balance sheet and is being amortized over 10 years, the term of the contracts.

NOTE 5 - REPURCHASE OF NOTES

         In August 1998, the Company purchased $1.0 million face value of its 8% Convertible Subordinated Notes due 2002 for approximately $744,000, recognizing a gain of approximately $200,000 which is included in gain on extinguishment of debt on the accompanying consolidated statement of operations net of the related income taxes.

NOTE 6 -CONTINGENCIES

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

         The Company is a party to the case of KAMINE CREDIT CORP. AS ASSIGNEE OF TRICOUNTY HOME HEALTH CARE SERVICES, INC. (KAMINE) V. CONTINUCARE CORPORATION. Kamine is seeking in excess of $5 million damages for alleged breach of contract. The Company believes the claim has little merit and intends to vigorously defend the claim.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in the Company's Form 10-K for the period ended June 30, 1998, including the following: (1) limited operating history of Continucare in current business, (2) various risks associated with the acquisition of businesses including the expenses associated with the integration of the acquired businesses, difficulties in assimilating the operations of the acquired entities, and diversion of management resources; (3) statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could limit or reduce reimbursement levels; (4) ability to attract and retain a sufficient number of qualified medical professionals; and (5) fluctuations in the volume of services rendered and/or the number of patients using the Company's services.

GENERAL

         Continucare is a provider of integrated outpatient healthcare services in Florida. The Company provides a broad continuum of healthcare services through its network of physician practices, outpatient clinics, rehabilitation centers, home healthcare services, diagnostic imaging services and laboratory services (within its group physician practices). As a result of its ability to provide a quality continuum of healthcare services through approximately 300 locations, the Company has become a preferred healthcare provider in Florida to some of the nation's largest managed care organizations, including (i) Humana Medical Plans, Inc., for which, as of September 30, 1998, it managed the care for approximately 22,000 patients on a capitated basis and (ii) Foundation Health Corporation Affiliates, for which, as of September 30, 1998, it managed the care for approximately 33,000 patients on a capitated basis. As of September 30, 1998, the Company's Florida delivery services network included approximately 300 physicians.

         In fiscal 1998, the Company's focus shifted away from the behavioral health area, an area which had previously been a substantial source of the Company's revenue. In the fiscal year 1997, the contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding mental health rehabilitation centers represented approximately 86% of total revenue. In the first quarter of fiscal 1998, the Company assigned its behavioral health management contracts with freestanding centers and hospitals. The Company's operations in the behavioral health care area are referred to as "Results from Operations Disposed of during Fiscal 1998" in the Consolidated Statements of Operations. Accordingly, comparative data for the three months ended on September 30, 1998 and the three months ended September 30, 1997 would represent this change in focus on the Company's businesses, and the Company has limited its discussion with respect to comparison of these periods.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited consolidated statements and notes thereto appearing elsewhere in this Form 10-Q.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATED TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE FROM OPERATIONS CONTINUING AT SEPTEMBER 30, 1998

         Medical Services revenue increased from approximately $2,205,000 for the three months ended September 30, 1997 to approximately $48,700,000 for the three months ended September 30, 1998. The Company made a number of acquisitions during fiscal 1998 as it developed its outpatient services strategy. The substantial increase of approximately $46,470,000 in medical services revenues for the three months ended September 30, 1998 was a result of these acquisitions.

         Approximately 21.8% of the Company's medical services revenue is derived from fee-for-service arrangements and 78.2% from capitated payments from HMOs.

         Fee-for-service revenue represents amounts realized that relate directly to medical services provided by a facility owned by the Company. Capitated revenue represents a fixed monthly fee from an HMO in exchange for the Company assuming responsibility for the provision of medical services for each covered individual. The Company also has arrangements with hospitals whereby a percentage of the hospital's charges are remitted to the Company for services provided to patients of the hospital.

EXPENSES FROM OPERATIONS CONTINUING AT SEPTEMBER 30, 1998

         Medical services expense of approximately $41,386,000 for the three months ended September 30, 1998, represent the direct cost of providing medical services to patients as well as the medical claims incurred by the Company under the capitated contracts with HMOs. The costs of the medical services provided include the salaries and benefits of health professionals providing the services, insurance and other costs necessary to operate the centers. Medical claims costs represent the cost of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by capitated arrangements with HMOs. Medical services of approximately $586,000 for the three months ended September 30, 1997 represent the direct cost of providing medical services to patients, including salaries and benefits and insurance and other costs. The increase of approximately $40,800,000 was attributable to the acquisitions noted above.

         Payroll and related benefits increased by approximately $2,824,000, or 234.8%, from approximately $1,203,000 for the three months ended September 30, 1997 to approximately $4,027,000 for the three months ended September 30, 1998. As a percent of revenue, salary and related benefits fell from 46.5% of total revenue for the three months ended September 30, 1997 to 8.2% for the three months ended September 30, 1998. This increase was a direct result of the growth from the acquisitions made during 1998.

         Provision for bad debts was approximately $251,000 or 0.5% of total revenues for the three months ended September 30, 1998, as compared to approximately $63,000 or 2.4% of total revenue for the three months ended September 30, 1997. The dollar amount increase is due to the revenue increase from the acquisitions during the years ended June 30, 1998 and 1997. The decrease as a percentage of total revenue is due to the increase in revenue under capitated managed care contracts.

         Professional fees were approximately $261,000, or 0.5% of total revenue, for the three months ended September 30, 1998 as compared to approximately $11,000, or 0.4%, of total revenue, for the three months ended September 30, 1997. The increase of approximately $250,000 is consistent with the increase in revenue.

         General and administrative expenses were approximately $3,098,000, or 6.3% of total revenue, for the three months ended September 30, 1998, as compared to approximately $797,000, or 30.8% of total revenues, for the three months ended September 30, 1997. The increase of approximately $2,401,000 was primarily related to the increased costs attributable to the administrative costs related to the rehabilitation entities, home health agencies, outpatient primary care centers and the outpatient radiology and diagnostic imaging services company acquired during fiscal year 1998.

         Depreciation and amortization increased to approximately $1,735,000, or 3.5% of total revenue, for the three months ended September 30, 1998 as compared to approximately $104,000, or 4.0% of total revenue, for the three months ended September 30, 1997 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions noted above.

REVENUES AND EXPENSES FROM OPERATIONS DISPOSED OF DURING 1998

         The Company had no revenues or expenses during the three months ended September 30, 1998, associated with operations disposed of during 1998.

INTEREST

         Consolidated net interest income (expense) for the three months ended September 30, 1998, was approximately ($902,000), or (1.8)% of total revenues, compared to approximately $29,000, or 1.1% of total revenue, for the three months ended September 30, 1997. Approximately $932,000 of interest expense for the three months ended September 30, 1998 primarily relates to the $45 million of 8% Convertible Subordinated Notes due September 30, 2002, (the "Notes") issued on October 30, 1997 and amortization of deferred financing costs incurred in connection with issuing the Notes. Interest on the notes is payable semiannually beginning April 30, 1998.

NET INCOME (LOSS)

         Continucare's consolidated net loss for the three months ended September 30, 1998 was approximately ($2,540,000) compared to net income for the three months ended September 30, 1997 of approximately $75,000 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         In August 1998, the Company entered into a credit facility (the "Credit Facility") with First Union National Bank of Florida ("First Union") which provides for a $5,000,000 Acquisition Facility and a $5,000,000 Revolving Loan. Under the terms of the Credit Facility, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate plus 250 basis points. Interest only on each acquisition advance under the Acquisition Facility is payable monthly in arrears for the first six months. Commencing six months from the date of each acquisition advance, the advance shall be repayable in equal monthly amortization payments, based upon a five year amortization. The Company borrowed the entire $5 million Acquisition Facility to fund acquisitions in the first quarter of 1999. Interest only on the Revolving Loan advances is payable quarterly in arrears. In all events, the Revolving Loan matures and all unpaid principal and interest is due in full on August 31, 2001. The $5,000,000 Revolving Loan is comprised of (i) $2,000,000 reserved for a pending letter of credit arrangement, and (ii) $3,000,000 which can be drawn commencing September 30, 1999, as long as the Company is in compliance with all covenants of the Credit Facility. The Credit Facility (a) is secured by substantially all of the assets of the Company, (b) is decreased by $1.5 million placed in a restricted account at First Union if the pending letter of credit is issued, which will be released when certain covenants have been met by the Company and (c) contains restrictive covenants which, among other things, require the Company to maintain certain financial ratios and minimum liquidity requirements and limit the incurrence of additional debt, the payment of dividends and the amount of capital expenditures. Although the Company is currently in compliance with the covenants in the Credit Agreement, there can be no assurance that the Company will be in compliance with the covenants through the maturity date.

         For the three months ended September 30, 1998, net cash used in operating activities was approximately $350,000 primarily as a result of the net loss. For the three months ended September 30, 1998, net cash used in investing activities was approximately $5,145,000, primarily related to the purchase of contracts with approximately 30 physicians from an unrelated entity. Net cash provided by financing activities for the three months ended September 30, 1998 was approximately $3,249,000 comprised primarily of the $5 million borrowed under the Acquisition Facility.

         The Company's working capital was approximately $6,541,000 at September 30, 1998, compared to $11,124,000 at June 30, 1998.

         During the three months ended September 30, 1998, capital expenditures amounted to approximately $.3 million. Capital expenditures during fiscal 1999 principally for computers and equipment are not expected to exceed $1.0 million.

         The Company is taking steps to improve its cash flow position and profitability, including reduction of annualized salary expense by approximately $3.0 million and implementation of new procedures to improve billings and collections. Assuming the successful implementation of these steps and the compliance by the Company of the financial covenants set forth in the Credit Agreement, the Company believes that its cash on hand and anticipated cash flow from operations will be sufficient to meet the Company's obligations during fiscal 1999, although there can be no assurance that it will be able to do so.

IMPACT OF YEAR 2000

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

         The Company will utilize both internal and external resources to reprogram, or replace and test the software and patient care equipment for Year 2000 modifications. The Company anticipates completing Year 2000 project by June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $1.0 million and is being funded through operating cash flows. Of the total projected cost, approximately $800,000 is attributable to the purchase of new software and patient care equipment, which will be capitalized. The remaining $200,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. Through September 30, 1998, the Company has incurred approximately $600,000 ($100,000 expensed and $500,000 capitalized for new systems and equipment).

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and costs of replacement equipment and personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         The Company is a party to the case of KAMINE CREDIT CORP. AS ASSIGNEE OF TRICOUNTY HOME HEALTH CARE SERVICES, INC. (KAMINE) V. CONTINUCARE CORPORATION. Kamine is seeking in excess of $5 million damages for alleged breach of contract. The Company believes the claim has little merit and intends to vigorously defend the claim.

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

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

         In July 1998, the Company issued 575,000 shares of Common Stock to the shareholders of ZAG Group, Inc. as partial consideration for a business combination with the Company. See Note 3 to Notes to Consolidated Financial Statements. Also in July 1998, the Company issued 300,000 shares of Common Stock as part of a settlement of a claim by a former shareholder. All such shares were issued pursuant to an exemption set forth under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.16 Employment Agreement between the Company and Bruce Altman, dated as of the 11th day of August, 1998

                  10.17 Acquisition Facility ($5,000,000), Revolving Credit Facility ($5,000,000) and Security Agreement, among the Company and First Union National Bank of Florida, dated August 17, 1998

                  10.18 Physician Employment Agreement, dated as of April 1997, by and between Arthritis and Rheumatic Disease Specialties, Inc. and Norman Gaylis, M.D.

                  10.19 Employment Agreement, dated as of the 1st day of October, 1997, by and between Continucare Corporation and Steven J. Baldwin.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K, dated August 18, 1998, to report an acquisition of certain assets under Item 2 of Form 8-K. It was not necessary to provide financial statements in connection with the acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONTINUCARE CORPORATION





Dated:  November 16, 1998               By: /s/ Charles M. Fernandez
                                            ---------------------------------
                                            Charles M. Fernandez, Chairman,
                                            Chief Executive Officer, President



Dated:  November 16, 1998              By:  /s/ Bruce Altman
                                            ---------------------------------
                                            Bruce Altman
                                            Senior Vice President and
                                            Chief Financial Officer