Form 10-Q
period 1998-12-31
CONTINUCARE CORP
filed 1999-02-19
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At February 2, 1999, the Registrant had 14,606,283 shares of $0.0001 par value common stock outstanding.

                            CONTINUCARE CORPORATION

                                     INDEX


PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets - December 31, 1998 (Unaudited) and June 30, 1998...........
                                                                                                              3
           Consolidated Statements of Operations - Three Months Ended December 31, 1998
              (Unaudited) and 1997 (Unaudited).....................................................           4
           Consolidated Statements of Operations - Six Months Ended December 31, 1998
              (Unaudited) and 1997 (Unaudited).....................................................           5
           Consolidated Statements of Cash Flows - Six Months Ended December 31, 1998
              (Unaudited) and 1997 (Unaudited).....................................................           6
           Notes to Consolidated Financial Statements December 31, 1998 (Unaudited)................           7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.....................................................          10

PART II    OTHER INFORMATION

SIGNATURE PAGE.....................................................................................          17

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS


                            CONTINUCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                 ASSETS                                                 DECEMBER 31, 1998         JUNE 30, 1998
                                                                                        -----------------         -------------
                                                                                          (UNAUDITED)

Current assets
   Cash and cash equivalents ........................................................    $  3,867,146             $  7,435,724
   Accounts receivable, net of allowance for doubtful accounts of
    $4,442,000 at December 31, 1998 and  $2,071,000 at June 30, 1998 ................       9,660,111                9,009,462
   Other receivables ................................................................       1,037,921                1,091,744
   Prepaid expenses and other current assets ........................................         429,914                  595,086
   Income taxes receivable ..........................................................              --                1,800,000
                                                                                         ------------             ------------
       Total current assets .........................................................      14,995,092               19,932,016
Notes receivable, net of allowance for doubtful accounts of $5,510,000 at
  December 31, 1998 and at June 30, 1998 ............................................       1,584,069                1,644,420
Equipment, furniture and leasehold improvements, net ................................       3,760,672                5,496,025
Cost in excess of net tangible assets acquired, net of
  accumulated amortization of $4,401,000 at December 31, 1998 and
  $2,252,000 at June 30, 1998 .......................................................      37,289,038               38,621,561
Other intangible  assets net of accumulated amortization of $251,000 at
  December 31, 1998 .................................................................       9,983,190                       --
Deferred financing costs, net of accumulated amortization of $777,000 at
  December 31, 1998 and $400,000 at June 30, 1998 ...................................       3,087,656                3,373,999
Other assets, net ...................................................................          96,827                  418,084
                                                                                         ------------             ------------
       Total assets .................................................................    $ 70,796,544             $ 69,486,105
                                                                                         ============             ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable .................................................................    $  1,530,406             $    816,844
   Accrued expenses .................................................................       6,986,034                5,223,153
   Medical claims payable ...........................................................       2,512,417                  966,251
   Current portion of long term debt ................................................       6,996,170                  850,000
   Accrued interest payable .........................................................         634,077                  623,556
   Current portion of capital lease obligations .....................................          49,676                  328,295
                                                                                         ------------             ------------
       Total current liabilities ....................................................      18,708,780                8,808,099
Long term debt ......................................................................       3,639,917                       --
Convertible subordinated notes payable ..............................................      45,000,000               46,000,000
Deferred tax liability ..............................................................         954,894                  954,894
Obligations under capital lease .....................................................         364,715                  496,766
                                                                                         ------------             ------------
       Total liabilities ............................................................    $ 68,668,306             $ 56,259,759
                                                                                         ------------             ------------
Commitments and contingencies
Shareholders' equity
   Common stock; $0.0001 par value; 100,000,000 shares authorized,
     17,536,283 shares issued at December 31, 1998 and 16,661,283 at
     June 30, 1998; 14,606,283 shares outstanding  at December 31, 1998
     and 13,731,283 at June 30, 1998 ................................................           1,462                    1,374
   Additional paid-in capital .......................................................      32,910,465               31,099,303
   Retained deficit .................................................................     (25,541,009)             (12,631,651)
   Treasury stock (2,930,000 shares) ................................................      (5,242,680)              (5,242,680)
                                                                                         ------------             ------------
     Total shareholders' equity .....................................................       2,128,238               13,226,346
                                                                                         ------------             ------------
     Total liabilities and shareholders' equity .....................................    $ 70,796,544             $ 69,486,105
                                                                                         ============             ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                            CONTINUCARE CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                                         -------------------------------------
                                                                                             1998                     1997
                                                                                         ------------             ------------
Operations continuing
   Revenue
     Medical services, net ..........................................................    $ 51,684,581             $  7,043,624
     Management fees ................................................................         266,754                   81,250
                                                                                         ------------             ------------
       Subtotal .....................................................................    $ 51,951,335             $  7,124,874
   Expenses
     Medical services ...............................................................      46,009,355                4,028,324
     Payroll and employee benefits ..................................................       3,538,313                1,778,187
     Provision for bad debt .........................................................       1,593,067                  193,480
     Professional fees ..............................................................         436,494                  375,198
     General and administrative .....................................................       2,642,909                2,073,966
     Depreciation and amortization ..................................................       1,287,437                  545,171
                                                                                         ------------             ------------
                                                                                           55,507,575                8,994,326
Operations disposed of
   Revenue ..........................................................................         801,330                  552,845
   Expenses .........................................................................       1,993,044                  626,606
                                                                                         ------------             ------------
     Subtotal .......................................................................      (1,191,714)                 (73,761)
     Provision for notes receivable .................................................              --                2,167,000
                                                                                         ------------             ------------
     Subtotal .......................................................................      (1,191,714)              (2,240,761)
                                                                                         ------------             ------------
Loss from operations ................................................................      (4,747,954)              (4,110,213)
Other income (expense)
     Loss on sale of subsidiary .....................................................      (4,152,250)                      --
     Interest income ................................................................          17,897                  282,856
     Interest expense ...............................................................      (1,456,911)                (760,075)
                                                                                         ------------             ------------
Loss before income taxes ............................................................     (10,339,218)              (4,587,432)
Benefit for income taxes ............................................................              --               (1,618,001)
                                                                                         ------------             ------------
Net Loss ............................................................................    $(10,339,218)            $ (2,969,431)
                                                                                         ============             ============
Net loss per share
     Basic ..........................................................................    $       (.71)            $       (.25)
     Diluted ........................................................................    $       (.71)            $       (.25)
Shares used in earnings per share calculations
     Basic ..........................................................................      14,606,283               11,922,283
     Diluted ........................................................................      14,606,283               11,922,283


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                            CONTINUCARE CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                              SIX MONTHS ENDED DECEMBER 31,
                                                                                         -------------------------------------
                                                                                              1998                    1997
                                                                                         ------------             ------------
Operations continuing
   Revenue
     Medical services, net ..........................................................    $ 99,236,792             $  9,248,789
     Management fees ................................................................         549,680                  465,273
                                                                                         ------------             ------------
       Subtotal .....................................................................    $ 99,786,472             $  9,714,062
   Expenses
     Medical services ...............................................................      86,639,284                4,613,901
     Payroll and employee benefits ..................................................       7,249,389                2,980,922
     Provision for bad debt .........................................................       1,730,592                  256,803
     Professional fees ..............................................................         658,645                  386,152
     General and administrative .....................................................       5,454,699                2,870,496
     Depreciation and amortization ..................................................       2,899,307                  648,734
                                                                                         ------------             ------------
                                                                                          104,631,916               11,757,008
Operations disposed of
   Revenue ..........................................................................       1,924,092                1,627,441
   Expenses .........................................................................       3,641,081                1,431,306
                                                                                         ------------             ------------
     Subtotal .......................................................................      (1,716,989)                 196,135
     Provision for notes receivable .................................................              --                2,167,000
                                                                                         ------------             ------------
     Subtotal .......................................................................      (1,716,989)              (1,970,865)
                                                                                         ------------             ------------
Loss from operations ................................................................      (6,562,433)              (4,013,811)
Other income (expenses)
     Loss on sale of subsidiary .....................................................      (4,152,250)                      --
     Interest income ................................................................          71,555                  347,184
     Interest expense ...............................................................      (2,397,207)                (795,828)
                                                                                         ------------             ------------
Loss before income taxes and extraordinary items ....................................     (13,040,335)              (4,462,455)
Benefit for income taxes ............................................................              --               (1,568,324)
                                                                                         ------------             ------------
Net loss before extraordinary items .................................................    $(13,040,335)            $ (2,894,131)
Gain on extinguishment of debt, net of taxes ........................................         130,977                       --
                                                                                         ------------             ------------
Net loss ............................................................................    $(12,909,358)            $ (2,894,131)
                                                                                         ============             ============
Net loss per share before extraordinary items
     Basic ..........................................................................    $       (.91)            $       (.25)
     Diluted ........................................................................    $       (.91)            $       (.25)
Extraordinary items
     Basic ..........................................................................    $        .01             $         --
     Diluted ........................................................................    $        .01             $         --
Net loss per share
     Basic ..........................................................................    $       (.90)            $       (.25)
     Diluted ........................................................................    $       (.90)            $       (.25)
Shares used in earnings per share calculations
     Basic ..........................................................................      14,340,311               11,405,638
     Diluted ........................................................................      14,340,311               11,405,638


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                            CONTINUCARE CORPORATION

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                                             SIX MONTHS ENDED DECEMBER 31,
                                                                                         -------------------------------------
                                                                                             1998                      1997
                                                                                         ------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ................................................................    $(12,909,358)            $ (2,894,131)
   Adjustments to reconcile net income to cash used in operating activities:
     Depreciation and amortization including amortization
     of deferred loan costs .........................................................       3,527,148                  683,318
     Provision for bad debt .........................................................       2,370,503                  347,563
     Provision for notes receivable .................................................              --                2,167,000
     Loss on sale of subsidiary .....................................................       4,152,250                       --
     Gain on extinguishment of debt, net of taxes ...................................        (130,977)                      --
   Changes in assets and liabilities, excluding the effect of acquisitions:
     Increase in accounts receivable ................................................      (3,021,152)              (2,845,549)
     Decrease (increase) in income taxes receivable .................................       1,800,000               (1,342,518)
     Increase in prepaid expenses and other current assets ..........................         (10,703)                (699,677)
     Decrease (increase) in other receivables .......................................          53,823                 (567,000)
     Increase in intangible assets ..................................................              --                 (630,769)
     Decrease in other assets .......................................................         321,257                  214,693
     Increase in medical claims payable .............................................       1,546,166                       --
     Increase in accounts payable and accrued expenses ..............................       1,539,081                2,639,474
     Increase in accrued interest payable ...........................................          10,521                  528,956
     Increase in income and other taxes payable .....................................              --                 (619,445)
                                                                                         ------------             ------------
Net cash used in operating activities ...............................................        (751,441)              (3,018,085)
                                                                                         ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions .......................................................      (4,225,000)             (19,443,403)
   Cash paid for purchase of contracts ..............................................        (652,012)                      --
   Property and equipment additions .................................................        (660,999)              (1,065,592)
   Proceeds from sale of subsidiary .................................................         120,000                       --
   Proceeds from notes receivable ...................................................          60,351                       --
                                                                                         ------------             ------------
Net cash used in investing activities ...............................................      (5,357,660)             (20,508,995)
                                                                                         ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment to extinguish debt .....................................................        (720,000)              (2,500,000)
     Principal repayments under capital lease obligation ............................        (254,033)                 (18,620)
     Payment on acquisition notes ...................................................      (1,317,252)
     Proceeds from long term debt ...................................................       5,000,000               48,500,000
     Repayment of shareholder note ..................................................              --                 (599,000)
     Payment of deferred financing costs ............................................        (168,192)              (3,050,257)
     Proceeds from issuance of common stock .........................................              --               10,627,000
                                                                                         ------------             ------------
Net cash provided by financing activities ...........................................       2,540,523               52,959,123
                                                                                         ------------             ------------
Net increase (decrease) in cash and cash equivalents ................................      (3,568,578)              29,432,043
                                                                                         ------------             ------------
Cash and cash equivalents at beginning of period ....................................       7,435,724                6,989,580
                                                                                         ------------             ------------
Cash and cash equivalents at end of period ..........................................    $  3,867,146             $ 36,421,623
                                                                                         ============             ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition ........................................................    $  1,811,250             $  1,990,000
                                                                                         ============             ============
Note payable for purchase of contracts ..............................................    $  2,500,000             $         --
                                                                                         ============             ============
Note payable for amendment of contract ..............................................    $  3,509,983             $         --
                                                                                         ============             ============
Cash paid for income taxes ..........................................................    $         --             $    717,155
                                                                                         ============             ============
Cash paid for interest ..............................................................    $  1,840,000             $     68,297
                                                                                         ============             ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (UNAUDITED)



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

         The results of operations for the three months and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999.

         The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998 as set forth in the Company's Form 10-KSB.

NOTE 2 - GENERAL

         The Company believes its cash on hand and anticipated cash flow from operations may not be sufficient to meet its obligations during fiscal 1999 and is taking steps to improve its cash flow position and profitability and obtain additional financing. Assuming the Company obtains the waiver for its noncompliance with certain financial covenants under its Credit Facility and First Union National Bank of Florida ("First Union") does not call the balance outstanding under the Credit Facility, as discussed in Note 6, improves its cash flow and profitability or obtains additional financing and remains in compliance with the financial covenants set forth in the Credit Agreement, the Company believes that it will be able to meet its obligations during fiscal 1999. However, there is no assurance that these assumptions will be met.

NOTE 3 - BASIS OF PRESENTATION

         In fiscal 1998, the Company's focus shifted away from the behavioral health area, an area which had previously been a substantial source of the Company's revenue. In fiscal 1997, contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding mental health rehabilitation centers represented approximately 86% of total revenue. In the first quarter of fiscal 1998, the Company assigned its behavioral health management contracts with freestanding centers and hospitals. During Fiscal 1999, the Company sold its diagnostic imaging services subsidiary, see note 9. Accordingly, the results pertaining to these services are segregated and classified as operations disposed of in the accompanying consolidated statements of operations.

NOTE 4 - BUSINESS COMBINATION

         On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., a wholly owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisitions included the purchase of AARDS, INC. ("AARDS"), a Florida corporation formerly known as Norman G. Gaylis, M.D., Inc. In connection with the purchase the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by the principals of AARDS. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In August 1998 the Company paid approximately $2 million to ZAG in connection with the cancellation of the put/call agreement of which $115,000 was paid in cash and the remaining $1,885,000 was paid by issuing 575,000 shares of the Company's common stock with a fair market value of approximately $1.6 million. In the event that the common stock issued does not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the Company is obligated to pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. The management agreement was terminated upon the cancellation of the put/call agreement. The total amount paid in connection with the cancellation of the put/call agreement is included in cost in excess of tangible assets acquired on the accompanying balance sheet and is being amortized over a weighted average life of 14 years.

NOTE 5 - OTHER INTANGIBLE ASSETS

         In August 1998 the Company purchased professional provider contracts with approximately 30 physicians from an unrelated entity. The total purchase price was approximately $6.7 million of which $4.2 million was paid in cash at closing the remaining $2.5 million is payable in equal monthly installments over the ensuing 24 months. The total amount is included in other intangible assets on the accompanying consolidated balance sheet and is being amortized over 10 years, the term of the contracts.

         Effective August 1, 1998 the Company entered into two amendments to its professional provider agreements with an HMO. The amendments, among other things, extended the term of the original agreement from six to ten years and increased the percentage of Medicare premiums received by the Company effective January 1, 1999. In exchange for the amendments the Company signed a $4,000,000 non interest bearing promissory note (the "Note") with the HMO of which $1,000,000 will be paid over the 12 months commencing January 1999 and the remaining $3,000,000 over the ensuing 24 months. The $4,000,000, net of imputed interest calculated at 8% of approximately $500,000, is included in other intangible assets on the accompanying consolidated balance sheet and is being amortized over 9.6 years, the remaining term of the contract.

NOTE 6 - LONG TERM DEBT

         As of December 31, 1998, the Company was not in compliance with certain covenants required under the terms of its Credit Facility. The Company is in the process of negotiating a waiver of its noncompliance from First Union, however, obtaining a waiver can not be assured. In the event First Union does not grant a waiver subject to the terms of the credit facility, it may demand repayment of the entire amount owed under the Credit Facility, $5,000,000 at December 31, 1998, therefore the total amount outstanding has been classified as a current liability in the accompanying December 31, 1998 consolidated balance sheet. In the event that the Company does not obtain a waiver from First Union, remains out of compliance with the loan covenants and payment is demanded, the Company believes it will need to obtain additional financing from sources outside of the Company to fund its obligation. The additional financing may be obtained from, but not limited to, the sale of stock, sale of assets or additional borrowings. The ultimate outcome of this matter may have a material adverse effect on the Company's financial position and operations.

NOTE 7 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

         In August 1998, the Company purchased $1.0 million face value of its 8% Convertible Subordinated Notes due 2002 for approximately $744,000, recognizing a gain of approximately $200,000 which is included in gain on extinguishment of debt on the accompanying consolidated statement of operations net of the related income taxes.

NOTE 8 - CONTINGENCIES

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

         The Company is a party to the case of KAMINE CREDIT CORP: AS ASSIGNEE OF TRICOUNTY HOME HEALTH CARE SERVICES, INC. (KAMINE) V. CONTINUCARE CORPORATION. Kamine is seeking in excess of $5 million damages for alleged breach of contract. The Company believes the claim has little merit and intends to vigorously defend the claim.

         The Company is also involved in various legal proceedings incidental to its business.

         In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage maintained by the Company and any accounts for self-insured retention, is likely to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         The Company records its results of operations for its managed care contracts with HMOs based on information provided by the respective HMO and attempts to monitor the reliability of that information utilizing a variety of internal analytical tools. One HMO representing two managed care contracts provided information to the Company indicating a liability to the HMO of approximately $700,000 at June 30, 1998, and $3,737,000 at December 31, 1998.
Based on such information, the Company's consolidated statements of operations include a loss of approximately $1,422,000 for the three months ended December 31, 1998 and $746,000 for the six months ended December 31, 1998, relating to the Company's relationship with the HMO. The Company believes, based on its internal analysis, that the information provided by the HMO may include claims that were improperly charged to the Company. The Company has advised the HMO of this issue and the HMO has advised the Company that it is undertaking a complete review of the information it previously provided. Because the HMO did not timely provide the information as required by the contractual relationship, this issue could not be resolved prior to the filing of this report. Accordingly the Company's consolidated statements of operations and balance sheets do not include an estimate of any amount that may be recoverable.

NOTE 9 - LOSS ON SALE OF SUBSIDIARY

         On December 27, 1998, the Company sold the stock of its diagnostic imaging services subsidiary (the "subsidiary") for a cash purchase price of $120,000. Prior to the sale, the subsidiary conveyed through dividends all of the accounts receivable of the subsidiary to the Company. All obligations existing on the date of sale remained the obligations of the Company. As a result of this transaction, the Company recorded a loss on sale of subsidiary of approximately $4,152,000, including a write off of approximately $1,800,000 of costs in excess of the net assets acquired, and an accrual for operating leases not assumed by the seller which expire through 2007 of approximately $1,000,000.

NOTE 10 - SUBSEQUENT EVENT

         On February 9, 1999 the Company signed a term sheet to sell its rehabilitation subsidiary. The purchase is contingent upon the purchaser completing acceptable due diligence, execution of a definitive agreement on or before March 31, 1999 and approval by both parties' Board of Directors. In the event all the contingencies are resolved and the subsidiary is sold the Company anticipates recognizing a loss on the transaction, however, the amount of the loss cannot be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including statements regarding the potential adjustment to information provided by an HMO which are reflected in the Company's consolidated financial statements. There is no assurance that any adjustment will be achieved nor, if achieved, that the amount of such an adjustment would be significant. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in the Company's Form 10-K for the period ended June 30, 1998, including the following: (1) limited operating history of Continucare in current business, (2) various risks associated with the acquisition of businesses including the expenses associated with the integration of the acquired businesses, difficulties in assimilating the operations of the acquired entities, and diversion of management resources; (3) statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could limit or reduce reimbursement levels; (4) ability to attract and retain a sufficient number of qualified medical professionals; and (5) fluctuations in the volume of services rendered and/or the number of patients using the Company's services.

GENERAL

         Continucare is a provider of integrated outpatient healthcare services in Florida. The Company provides a broad continuum of healthcare services through its network of physician practices, outpatient clinics, rehabilitation centers, home healthcare services, diagnostic imaging services and laboratory services (within its group physician practices). As a result of its ability to provide a quality continuum of healthcare services through approximately 300 locations, the Company has become a preferred healthcare provider in Florida to some of the nation's largest managed care organizations, including (i) Humana Medical Plans, Inc., for which, as of December 31, 1998, it managed the care for approximately 22,000 patients on a capitated basis and (ii) Foundation Health Corporation Affiliates, for which, as of December 31, 1998, it managed the care for approximately 39,000 patients on a capitated basis. As of December 31, 1998, the Company's Florida delivery services network included approximately 300 physicians.

         In fiscal 1998, the Company's focus shifted away from the behavioral health area, an area which had previously been a substantial source of the Company's revenue. In the fiscal year 1997, the contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding mental health rehabilitation centers represented approximately 86% of total revenue. In the first quarter of fiscal 1998, the Company assigned its behavioral health management contracts with freestanding centers and hospitals. During Fiscal 1999 the Company sold its diagnostic imaging services subsidiary, see Note 9. Accordingly, the results pertaining to these services are segregated and classified as operations disposed of in the accompanying consolidated statement of operations. Comparative data for the three months and six months ended on December 31, 1998 and the three months and six months ended December 31, 1997 would represent this change in focus on the Company's businesses, and the Company has limited its discussion with respect to comparison of these periods.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited consolidated statements and notes thereto appearing elsewhere in this Form 10-Q.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

REVENUE FROM OPERATIONS CONTINUING

         Medical services revenue increased from approximately $7,044,000 for the three months ended December 31, 1997 to approximately $51,685,000 for the three months ended December 31, 1998. The Company made a number of acquisitions during fiscal 1998 as it developed its outpatient services strategy. The substantial increase of approximately $44,641,000 in medical services revenues for the three months ended December 31, 1998 was a result of these acquisitions.

         Approximately 18% of the Company's medical services revenue is derived from fee-for-service arrangements and 82% from capitated payments from HMOs.

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

EXPENSES FROM OPERATIONS CONTINUING

         Medical services expense of approximately $46,009,000 for the three months ended December 31, 1998, represent the direct cost of providing medical services to patients as well as the medical claims incurred by the Company under the capitated contracts with HMOs. The costs of the medical services provided include the salaries and benefits of health professionals providing the services, insurance and other costs necessary to operate the centers. Medical claims costs represent the cost of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by capitated arrangements with HMOs. Medical services of approximately $4,028,000 for the three months ended December 31, 1997 represent the direct cost of providing medical services to patients, including salaries and benefits and insurance and other costs. The increase of approximately $41,981,000 was attributable to the acquisitions noted above.

         Payroll and related benefits increased by approximately $1,760,000, or 99.0%, from approximately $1,778,000 for the three months ended December 31, 1997 to approximately $3,538,000 for the three months ended December 31, 1998. This increase was a direct result of the growth from the acquisitions made during 1998.

         Provision for bad debts was approximately $1,593,000 for the three months ended December 31, 1998, as compared to approximately $193,000 for the three months ended December 31, 1997. The increase is due to growth in revenues from acquisitions during 1998.

         Professional fees were approximately $436,000, or 0.8%, of total revenue, for the three months ended December 31, 1998 as compared to approximately $375,000, or 5.3%, of total revenue, for the three months ended December 31, 1997.

         General and administrative expenses were approximately $2,643,000, or 5.1%, of total revenue, for the three months ended December 31, 1998, as compared to approximately $2,074,000, or 29.1%, of total revenues, for the three months ended December 31, 1997. The increase of approximately $569,000 was primarily related to the administrative costs related to the rehabilitation entities, home health agencies and outpatient primary care centers acquired during fiscal year 1998.

         Depreciation and amortization increased to approximately $1,287,000, or 2.5%, of total revenue, for the three months ended December 31, 1998 as compared to approximately $545,000, or 7.7%, of total revenue, for the three months ended December 31, 1997 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions noted above.

REVENUES AND EXPENSES FROM OPERATIONS DISPOSED OF

         Revenue increased approximately $250,000 from approximately $550,000 for the three months ended December 31, 1997 to approximately $800,000 for the three months ended December 31, 1998. The increase related to additional services performed.

         Expenses increased approximately $1,366,000 from approximately $627,000 for the three months ended December 31, 1997 to approximately $1,993,000 for the three months ended December 31, 1998. The increase was related to additional operational costs incurred related to the disposition of the subsidiary.

LOSS ON SALE OF SUBSIDIARY

         The loss on sale of approximately $4,152,000 for the three months ended December 31, 1998 related to the sale of the Company's diagnostic division. There were no such losses recorded for the three months ended December 31, 1997. The Company may dispose of additional assets in the future and may realize losses in connection with those disposals.

INTEREST

         Consolidated net interest income (expense) for the three months ended December 31, 1998, was approximately ($1,439,000), or (2.8%), of total revenues, compared to approximately ($477,000), or (6.7%), of total revenue, for the three months ended December 31, 1997. Approximately $1,088,000 of interest expense for the three months ended December 31, 1998 primarily relates to the $45 million of 8% Convertible Subordinated Notes due September 30, 2002, (the "Notes") issued on October 30, 1997 and amortization of deferred financing costs incurred in connection with issuing the Notes. Interest on the Notes is payable semiannually beginning April 30, 1998.

NET LOSS

         Continucare's consolidated net loss for the three months ended December 31, 1998 was approximately ($10,339,000) compared to net loss for the three months ended December 31, 1997 of approximately ($2,969,000). The increase of approximately $7,370,000 was primarily attributable to the loss on sale of subsidiary of approximately $4,152,000 and the items discussed above.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1997

REVENUE FROM OPERATIONS CONTINUING

         Medical Services revenue increased from approximately $9,249,000 for the six months ended December 31, 1997 to approximately $99,237,000 for the six months ended December 31, 1998. The Company made a number of acquisitions during fiscal 1998 as it developed its outpatient services strategy. The substantial increase of approximately $89,988,000 in medical services revenues for the six months ended December 31, 1998 was a result of these acquisitions.

         Approximately 19.8% of the Company's medical services revenue is derived from fee-for-service arrangements 79.6% from capitated payments from HMOs and remaining 0.6% from other sources.

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

EXPENSES FROM OPERATIONS CONTINUING

         Medical services expense of approximately $86,639,000 for the six months ended December 31, 1998, represent the direct cost of providing medical services to patients as well as the medical claims incurred by the Company under the capitated contracts with HMOs. The costs of the medical services provided include the salaries and benefits of health professionals providing the services, insurance and other costs necessary to operate the centers. Medical claims costs represent the cost of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by capitated arrangements with HMOs. Medical services of approximately $4,614,000 for the six months ended December 31, 1997 represent the direct cost of providing medical services to patients, including salaries and benefits and insurance and other costs. The increase of approximately $82,025,000 was attributable to the acquisitions noted above.

         Payroll and related benefits increased by approximately $4,268,000, or 143.2%, from approximately $2,981,000 for the six months ended December 31, 1997 to approximately $7,249,000 for the six months ended December 31, 1998. This increase was a direct result of the growth from the acquisitions made during 1998.

         Provision for bad debts was approximately $1,731,000, or 1.7%, of total revenues for the six months ended December 31, 1998, as compared to approximately $257,000, or 2.6%, of total revenue for the six months ended December 31, 1997. The dollar amount increase is due to the revenue increase from the acquisitions during 1998.

         Professional fees were approximately $659,000, or 0.7%, of total revenue, for the six months ended December 31, 1998 as compared to approximately $386,000, or 4.0%, of total revenue, for the six months ended December 31, 1997. The increase of approximately $273,000 is due to the increased size of the Company.

         General and administrative expenses were approximately $5,455,000, or 5.6%, of total revenue, for the six months ended December 31, 1998, as compared to approximately $2,870,000, or 29.5%, of total revenues, for the six months ended December 31, 1997. The increase of approximately $2,585,000 was primarily related to the increased costs attributable to the administrative costs related to the rehabilitation entities, home health agencies, outpatient primary care centers and the outpatient radiology and diagnostic imaging services company acquired during fiscal year 1998.

         Depreciation and amortization increased to approximately $2,899,000, or 2.9%, of total revenue, for the six months ended December 31, 1998 as compared to approximately $649,000, or 6.7%, of total revenue, for the six months ended December 31, 1997 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions noted above.

REVENUES AND EXPENSES FROM OPERATIONS DISPOSED OF

         Revenue increased approximately $297,000 from approximately $1,627,000 for the three months ended December 31, 1997 to approximately $1,924,000 for the three months ended December 31, 1998. The increase related to additional services performed.

         Expenses increased approximately $2,210,000 from approximately $1,431,000 for the three months ended December 31, 1997 to approximately $3,641,000 for the three months ended December 31, 1998. The increase was related to additional operational cost incurred related to the disposition of the subsidiary.

         The Company had no revenues or expenses during the six months ended December 31, 1998, associated with operations disposed of during 1998.

LOSS ON SALE OF SUBSIDIARY

         The loss on sale of approximately $4,152,000 for the six months ended December 31, 1998 related to the sale of the Company's diagnostic division. There were no such losses recorded for the six months ended December 31, 1997. The Company may dispose of additional assets in the future and may realize losses in connection with those disposals.

INTEREST

         Consolidated net interest income (expense) for the six months ended December 31, 1998, was approximately ($2,326,000), or (2.3%), of total revenues, compared to approximately ($449,000), or (4.6%), of total revenue, for the six months ended December 31, 1997. Approximately $2,177,000 of interest expense for the six months ended December 31, 1998 primarily relates to the $45 million of 8% Convertible Subordinated Notes due September 30, 2002, (the "Notes") issued on October 30, 1997 and amortization of deferred financing costs incurred in connection with issuing the Notes. Interest on the Notes is payable semiannually beginning April 30, 1998.

NET LOSS

         Continucare's consolidated net loss for the six months ended December 31, 1998 was approximately ($12,909,000) compared to net loss for the six months ended December 31, 1997 of approximately ($2,894,000) for the reasons discussed above. The increase of approximately $10,015,000 was primarily attributable to the loss on sale of subsidiary of approximately $4,152,000 and the items discussed above.

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

         As of December 31, 1998, the Company was not in compliance with certain covenants required under the terms of its Credit Facility. The Company is in the process of negotiating a waiver of its noncompliance from First Union, however, obtaining a waiver can not be assured. In the event First Union does not grant a waiver subject to the terms of the credit facility, it may, subject to the terms of the Credit Facility, demand repayment of the entire amount owed under the Credit Facility ($5,000,000 at December 31, 1998). In the event that the Company does not obtain a waiver from First Union, remains out of compliance with the loan covenants and payment is demanded, the Company believes it will need to obtain additional financing from sources outside of the Company to fund its obligation. The additional financing may be obtained from, but not limited to, the sale of stock, sale of assets or additional borrowings. The ultimate outcome of this matter may have a material adverse effect on the Company's financial position and operations.

         For the six months ended December 31, 1998, net cash used in operating activities was approximately $751,000 primarily as a result of the net loss. For the six months ended December 31, 1998, net cash used in investing activities was approximately $5,358,000, primarily related to the purchase of contracts with approximately 30 physicians from an unrelated entity. Net cash provided by financing activities for the six months ended December 31, 1998 was approximately $2,541,000, comprised primarily of the $5 million borrowed under the Acquisition Facility, partially offset by repayments of other debt.

         The Company's working capital deficit was approximately $3,714,000 at December 31, 1998, which includes the $5,000,000 outstanding under the acquisition facility due to the Company's violation of certain financial covenants, see Note 6 to the accompanying consolidated financial statements, compared to working capital of $11,124,000 at June 30, 1998.

         During the six months ended December 31, 1998, capital expenditures amounted to approximately $661,000. Capital expenditures during fiscal 1999 principally for computers and equipment are not expected to exceed $1.0 million.

         The Company believes its cash on hand and anticipated cash flow from operations may not be sufficient to meet its obligations during fiscal 1999 and is taking steps to improve its cash flow position, profitability and obtain additional financing. Assuming the Company obtains the waiver for its noncompliance with certain financial covenants under its Credit Facility and First Union does not call the balance outstanding under the Credit Facility, as discussed in Notes 2 and 6 to the Consolidated Financial Statements, improves its cash flow and profitability or obtains additional financing and remains in compliance with the financial covenants set forth in the Credit Agreement, the Company believes that it will be able to meet its obligations during fiscal 1999. However, there is no assurance that these assumptions will be met.

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

         The Company will utilize both internal and external resources to reprogram, or replace and test the software and patient care equipment for Year 2000 modifications. The Company anticipates completing Year 2000 project by June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $700,000 and is being funded through operating cash flows. Of the total projected cost, approximately $500,000 is attributable to the purchase of new software and patient care equipment, which will be capitalized. The remaining $200,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. Through December 31, 1998, the Company has incurred approximately $650,000 ($150,000 expensed and $500,000 capitalized for new systems and equipment).

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings incidental to its business. Reference is made to Note 8 of the Company's Consolidated Financial Statements.

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

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of December 31, 1998, the Company was not in compliance with certain covenants required under the terms of its Credit Facility. The Company is in the process of obtaining a waiver of the noncompliance from First Union National Bank of Florida ("First Union"). In the event First Union does not grant a waiver subject to the terms of the credit facility it may demand repayment of the entire amount owed under the credit facility, $5,000,000 at December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Financial Data Schedule (for SEC use only.)

(b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONTINUCARE CORPORATION



Dated:  February 19, 1999             By: /s/ CHARLES M. FERNANDEZ
                                          ------------------------------------
                                          Charles M. Fernandez, Chairman,
                                          Chief Executive Officer, President



Dated:  February 19, 1999             By: /s/BRUCE ALTMAN
                                          ------------------------------------
                                          Bruce Altman
                                          Senior Vice President and
                                          Chief Financial Officer