Form 10-Q
period 1999-03-31
CONTINUCARE CORP
filed 1999-05-20
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1999, the Registrant had 14,606,283 shares of $0.0001 par value common stock outstanding.

                            CONTINUCARE CORPORATION

                                     INDEX


PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets - March 31, 1999 (Unaudited) and June 30, 1998..............
                                                                                                              3
           Consolidated  Statements  of  Operations  - Three  Months  Ended  March 31, 1999
              (Unaudited) and 1998 (Unaudited).....................................................           4

           Consolidated  Statements  of  Operations  - Nine  Months  Ended  March 31,  1999
              (Unaudited) and 1998 (Unaudited).....................................................           5

           Consolidated  Statements  of Cash  Flows - Nine  Months  Ended  March  31,  1999
              (Unaudited) and 1998 (Unaudited).....................................................           6

           Notes to Consolidated Financial Statements March 31, 1999 (Unaudited)...................           7

ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
           OPERATIONS..............................................................................          12

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................          18

PART II    OTHER INFORMATION

SIGNATURE PAGE.....................................................................................          20


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                            CONTINUCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31, 1999        JUNE 30, 1998
                                                                             --------------        -------------
                                                                              (UNAUDITED)
                                 ASSETS
Current assets
   Cash and cash equivalents...........................................       $  2,854,531          $  7,435,724
   Accounts receivable,  net of allowance for doubtful accounts of
    $3,750,000 at March 31, 1999 and $2,071,000 at June 30, 1998.......          2,959,499             9,009,462
   Other receivables...................................................            364,098             1,091,744
   Prepaid expenses and other current assets...........................            821,989               595,086
   Assets held for sale................................................          5,648,341                    --
   Income taxes receivable.............................................                 --             1,800,000
                                                                              ------------          ------------
       Total current assets............................................         12,648,458            19,932,016
Notes receivable, net of allowance for doubtful accounts of
  $5,510,000 at March 31, 1999 and at June 30, 1998....................          1,540,100             1,644,420
Equipment, furniture and leasehold improvements, net...................          1,289,282             5,496,025
Cost in excess of net tangible assets acquired, net of
  accumulated amortization of $3,384,000 at March 31, 1999 and
  $2,252,000 at June 30, 1998..........................................         26,433,945            38,621,561
Other intangible assets net of accumulated amortization of
  $539,000 at March 31, 1999...........................................          9,696,442
Deferred financing costs, net of accumulated amortization of
  $994,000 at March 31, 1999 and $400,000 at June 30, 1998.............          2,871,050             3,373,999
Other assets, net......................................................             64,526               418,084
                                                                              ------------          ------------
       Total assets....................................................       $ 54,543,803          $ 69,486,105
                                                                              ============          ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable....................................................      $     848,928           $   816,844
   Accrued expenses....................................................          6,464,629             5,223,153
   Medical claims payable..............................................          5,487,876               966,251
   Current portion of long term debt...................................          7,565,378               850,000
   Accrued interest payable............................................          1,500,022               623,556
   Current portion of capital lease obligations........................             49,676               328,295
                                                                              ------------          ------------
       Total current liabilities.......................................         21,916,509             8,808,099
Long term debt.........................................................          3,066,958                    --
Convertible subordinated notes payable.................................         45,000,000            46,000,000
Deferred tax liability.................................................            514,894               954,894
Obligations under capital lease........................................            148,864               496,766
                                                                              ------------          ------------
       Total liabilities...............................................       $ 70,647,225          $ 56,259,759
                                                                              ------------          ------------
Commitments and contingencies
Shareholders' equity (deficit/equity)
   Common stock; $0.0001 par value; 100,000,000 shares authorized,
     17,536,283 shares issued at March 31, 1999 and 16,661,283
     at June 30, 1998; 14,606,283 shares outstanding at March 31, 1999
     and 13,731,283 at June 30, 1998...................................       $      1,462          $      1,374
   Additional paid-in capital..........................................         32,910,465            31,099,303
   Accumulated deficit.................................................        (43,772,669)          (12,631,651)
   Treasury stock (2,930,000 shares)...................................         (5,242,680)           (5,242,680)
                                                                              ------------          ------------
     Total shareholders' equity (deficit/equity).......................        (16,103,422)           13,226,346
                                                                              ------------          ------------
     Total liabilities and (deficit/equity) shareholders' equity.......       $ 54,543,803          $ 69,486,105
                                                                              ============          ============



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                            CONTINUCARE CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------
                                                                                  1999                    1998
                                                                              ------------            ------------
Operations continuing
   Revenue
     Medical services, net.............................................       $ 49,983,429            $ 16,259,662
     Management fees...................................................                 --                 473,873
                                                                              ------------            ------------
       Subtotal........................................................         49,983,429              16,733,535
                                                                              ------------            ------------
   Expenses
     Medical services..................................................         46,346,967              11,014,500
     Payroll and employee benefits.....................................          3,524,840               3,869,129
     Provision for bad debt............................................          1,135,713                      --
     Professional fees.................................................            502,982                 474,146
     General and administrative........................................          2,954,930               2,206,762
     Depreciation and amortization.....................................          1,502,012                 917,127
     Loss on assets held for sale......................................         11,003,541                      --
                                                                              ------------            ------------
                                                                                66,970,985              18,481,664
                                                                              ------------            ------------
Operations disposed of
   Revenue.............................................................                468                 365,343
   Expenses............................................................           (131,090)               (348,273)
                                                                              ------------            ------------
     Subtotal..........................................................           (130,622)                 17,070
     Provision for notes receivable....................................                 --                (600,000)
                                                                              ------------            ------------
     Subtotal..........................................................           (130,622)               (582,930)
                                                                              ------------            ------------
Loss from operations...................................................        (17,118,178)             (2,331,059)
                                                                              ------------            ------------
Other income (expense)
     Interest income...................................................             50,758                 437,766
     Interest expense..................................................         (1,164,240)               (860,964)
                                                                              ------------            ------------
Loss before income taxes...............................................        (18,231,660)             (2,754,257)
Benefit for income taxes...............................................                 --                (223,993)
                                                                              ------------            ------------
Net loss...............................................................       $(18,231,660)            $(2,530,264)
                                                                              ============             ===========
Net loss per share
     Basic.............................................................             $(1.25)                  $(.19)
     Diluted...........................................................             $(1.25)                  $(.19)
Shares used in earnings per share calculations
     Basic.............................................................         14,606,283              13,656,283
     Diluted...........................................................         14,606,283              13,656,283


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                            CONTINUCARE CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                  NINE MONTHS ENDED MARCH 31,
                                                                              -----------------------------------
                                                                                  1999                  1998
                                                                              ------------           ------------

Operations continuing
   Revenue
     Medical services, net.............................................       $149,253,258           $24,813,252
     Management fees...................................................            516,642               939,146
                                                                              ------------           -----------
       Subtotal........................................................        149,769,900            25,752,398
   Expenses
     Medical services..................................................        132,986,251            14,567,503
     Payroll and employee benefits.....................................         10,774,229             7,270,320
     Provision for bad debt............................................          2,866,306               281,201
     Professional fees.................................................          1,161,628               855,834
     General and administrative........................................          8,409,629             4,815,126
     Depreciation and amortization.....................................          4,401,319             1,491,115
     Loss on assets held for sale......................................         11,003,541                    --
                                                                              ------------           -----------
                                                                               171,602,903           $29,281,099
Operations disposed of
   Revenue.............................................................          1,924,560             2,621,621
   Expenses............................................................         (3,742,785)           (2,670,790)
                                                                              ------------           -----------
     Subtotal..........................................................         (1,818,225)              (49,169)
     Provision for notes receivable....................................                 --            (2,767,000)
                                                                              ------------           -----------
     Subtotal..........................................................         (1,818,225)           (2,816,169)
                                                                              ------------           -----------
Loss from operations...................................................        (23,651,228)           (6,344,870)
                                                                              ------------           -----------
Other income (expenses)
     Loss on sale of subsidiary........................................         (4,152,250)                   --
     Interest income...................................................            122,313               784,950
     Interest expense..................................................         (3,590,830)           (1,656,792)
                                                                              ------------           -----------
Loss before income taxes and extraordinary items.......................        (31,271,995)           (7,216,712)
Benefit for income taxes...............................................                 --            (1,792,317)
                                                                              ------------           -----------
Net loss before extraordinary items....................................        (31,271,995)           (5,424,395)
Gain on extinguishment of debt, net of taxes...........................            130,977                    --
                                                                              ------------           -----------
Net loss...............................................................       $(31,141,018)          $(5,424,395)
                                                                              ============           ===========
Net loss per share before extraordinary items..........................
     Basic.............................................................             $(2.17)                $(.45)
     Diluted...........................................................             $(2.17)                $(.45)
Extraordinary items
     Basic.............................................................               $.01                    --
     Diluted...........................................................               $.01                    --
Net loss per share
     Basic.............................................................             $(2.16)                $(.45)
     Diluted...........................................................             $(2.16)                $(.45)
Shares used in earnings per share calculations
     Basic.............................................................         14,428,968            12,078,041
     Diluted...........................................................         14,428,968            12,078,041



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                            CONTINUCARE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                   NINE MONTHS ENDED MARCH 31,
                                                                              -------------------------------------
                                                                                  1999                     1998
                                                                              ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)..........................................................       $(31,141,018)            $ (5,424,395)
                                                                              ------------             ------------
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization including amortization
     of deferred loan costs............................................          5,322,902                1,663,307
     Provision for bad debt............................................          3,506,217                  281,201
     Provision for notes receivable....................................                 --                2,767,000
     Loss on sale of subsidiary........................................          4,152,250                       --
     Loss on assets held for sale......................................         11,003,541                       --
     Gain on extinguishment of debt, net of taxes......................           (130,977)                      --
   Changes in assets and liabilities, excluding the effect of acquisitions and dispositions:
     Increase in accounts receivable...................................         (2,339,113)              (7,784,665)
     Decrease in income taxes receivable...............................          1,800,000                       --
     Increase in prepaid expenses and other current assets.............           (507,323)                (798,832)
     Decrease in other receivables.....................................            692,045                       --
     Decrease in other assets..........................................            271,840                  515,274
     Increase in medical claims payable................................          4,521,625                       --
     Increase in accounts payable and accrued expenses.................            457,368                4,137,522
     Increase in accrued interest payable..............................            876,466                1,530,056
     Decrease in income and other taxes payable........................                 --               (2,392,314)
                                                                              ------------             ------------
Net cash used in operating activities..................................         (1,514,177)              (5,505,846)
                                                                              ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions..........................................         (4,225,000)             (32,413,291)
   Cash paid for purchase of contracts.................................           (734,806)                      --
   Property and equipment additions....................................           (673,638)              (3,984,663)
   Proceeds from sale of subsidiary....................................            141,187                       --
   Proceeds from notes receivable......................................            104,320                       --
                                                                              ------------             ------------
Net cash used in investing activities..................................         (5,387,937)             (36,397,954)
                                                                              ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment to extinguish debt........................................           (720,000)              (2,500,000)
     Principal repayments under capital lease obligation...............           (369,037)                 (15,559)
     Payment on acquisition notes......................................         (1,421,850)                      --
     Proceeds from long term debt......................................          5,000,000               48,500,000
     Repayment of shareholder note.....................................                 --                 (599,000)
     Payment of deferred financing costs...............................           (168,192)              (3,050,257)
     Payment from issuance of notes payable............................                 --                1,214,395
     Proceeds from issuance of common stock............................                 --               11,279,241
                                                                              ------------             ------------
Net cash provided by financing activities..............................          2,320,921               54,828,820
                                                                              ------------             ------------
Net increase (decrease) in cash and cash equivalents...................         (4,581,193)              12,925,020
                                                                              ------------             ------------
Cash and cash equivalents at beginning of period.......................          7,435,724                6,989,580
                                                                              ------------             ------------
Cash and cash equivalents at end of period.............................       $  2,854,531             $ 19,914,600
                                                                              ============             ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition...........................................       $  1,811,250             $  1,990,000
                                                                              ============             ============
Note payable for purchase of contracts.................................       $  2,500,000             $         --
                                                                              ============             ============
Note payable for amendment of contract.................................       $  3,509,983             $         --
                                                                              ============             ============
Purchase of furniture and fixtures with proceeds of capital lease
 obligation............................................................       $         --             $    762,400
                                                                              ============             ============
Cash paid for income taxes.............................................       $         --             $    980,136
                                                                              ============             ============
Cash paid for interest.................................................       $    228,005             $     90,471
                                                                              ============             ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

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

         The results of operations for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 1999.

         The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998 as set forth in the Company's Form 10-KSB.

         Certain reclassifications have been made to the prior year amounts to conform to the current year.

NOTE 2 - GENERAL

         The Company's consolidated financial statements have been prepared (and the other information in this Form 10-Q has been presented) assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

         The Company continues to take steps to improve its cash flow and profitability including but not limited to (1) divesting of its non-profitable business units, (2) reducing personnel levels to reduce costs, (3) as discussed in Note 11 to Notes to Company's Consolidated Financial Statements, negotiating with the holders of the Debentures, and (4) negotiating an amendment to its provider agreement with one of its HMOs, which includes a settlement of the medical claims expense reported by the HMO. While the Company believes that these measures will improve its cash flow and profitability, there can be no assurances that it will be able to implement any of the above steps and, if implemented, the steps will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

         For the nine months ended March 31, 1999, the Company incurred a loss of approximately $31,141,000 and the net cash used in operating activities was approximately $1,514,000 primarily as a result of the net loss, offset by (i) non-cash operating items, including depreciation and amortization, provision for bad debt, loss on sale of subsidiary and loss on assets held for sale, and
(ii) increase in medical claims payable. For the nine months ended March 31, 1999, net cash used in investing activities was approximately $5,388,000, primarily related to the purchase of contracts with approximately 30 physicians from an unrelated entity. Net cash provided by financing activities for the nine months ended March 31, 1999 was approximately $2,321,000, comprised primarily of the $5 million borrowed under the Credit Facility, partially offset by repayments of other debt.

         The Company's working capital deficit was approximately $9,268,000 at March 31, 1999, which includes the $5,000,000 outstanding under the Credit Facility due to the Company's violation of certain financial covenants, compared to working capital of $11,124,000 at June 30, 1998. See Note 6 to the Consolidated Financial Statements.

         During the nine months ended March 31, 1999, capital expenditures amounted to approximately $673,000. Capital expenditures during fiscal 1999 principally for computers and equipment are not expected to exceed $1.0 million.

NOTE 3 - BASIS OF PRESENTATION

         In fiscal 1998, the Company's focus shifted away from the behavioral health area, an area which had previously been a substantial source of the Company's revenue. In fiscal 1997, contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding mental health rehabilitation centers represented approximately 86% of total revenue. In the first quarter of fiscal 1998, the Company assigned its behavioral health management contracts with freestanding centers and hospitals. During fiscal 1999, the Company sold its diagnostic imaging services subsidiary and rehabilitation subsidiaries and closed its physician practice management subsidiary, see Notes 9 and 10, respectively. As of March 31, 1999, the results pertaining to the diagnostic imaging services subsidiary are segregated and classified as operations disposed of in the accompanying consolidated statements of operations. The assets of the rehabilitation and physician practice management subsidiaries are classified as assets held for sale at March 31, 1999.

NOTE 4 - BUSINESS COMBINATION

         On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc. ("CPPM"), a wholly owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisitions included the purchase of AARDS, INC. ("AARDS"), a Florida corporation formerly known as Norman G. Gaylis, M.D., Inc. In connection with the purchase the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by the principals of AARDS. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In August 1998 the Company paid approximately $2 million to ZAG in connection with the cancellation of the put/call agreement of which $115,000 was paid in cash and the remaining $1,885,000 was paid by issuing 575,000 shares of the Company's common stock with a fair market value of approximately $1.6 million. In the event that the common stock issued does not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the Company is obligated to pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. The management agreement was terminated upon the cancellation of the put/call agreement. The total amount paid in connection with the cancellation of the put/call agreement was included in cost in excess of tangible assets acquired on the accompanying balance sheet and was being amortized over a weighted average life of 14 years. Due to the decision to close and sell the offices of CPPM on March 12, 1999, the net realizable value of these assets is included in the assets held for sale at March 31, 1999 (see Note 10).

NOTE 5 - OTHER INTANGIBLE ASSETS

         In August 1998, the Company purchased professional provider contracts with approximately 30 physicians from an unrelated entity. The total purchase price was approximately $6.7 million of which $4.2 million was paid in cash at closing and the remaining $2.5 million is payable in equal monthly installments over the ensuing 24 months. The Company has not made any of the payments required under the purchase agreement during the three months ended March 31, 1999. The total amount in arrears is approximately $312,000 at March 31, 1999. The payments were not made due to the dispute with one of its HMO payors as discussed in Note 8. The total amount is included in other intangible assets on the accompanying consolidated balance sheet and is being amortized over 10 years, the term of the contracts.

         Effective August 1, 1998, the Company entered into two amendments to its professional provider agreements with an HMO. The amendments, among other things, extended the term of the original agreement from six to ten years and increased the percentage of Medicare premiums received by the Company effective

January 1, 1999. In exchange for the amendments, the Company signed a $4.0 million non interest bearing promissory note (the "Note") with the HMO of which $1.0 million will be paid over the 12 months commencing January 1999 and the remaining $3.0 million over the ensuing 24 months. None of the payments required under the Note have been paid. The total amount in arrears is approximately $250,000 at March 31, 1999. The $4.0 million, net of imputed interest calculated at 8% of approximately $500,000, is included in other intangible assets on the accompanying consolidated balance sheet and is being amortized over 9.6 years, the remaining term of the contract.

NOTE 6 - LONG TERM DEBT

         As of March 31, 1999, the Company was not (and currently is not) in compliance with certain covenants required under the terms of its $5 million Credit Facility with First Union of which $5.0 million was owed at March 31, 1999. As a result, First Union may demand repayment of the outstanding principal balance under the Credit Facility. During April 1999, the Company used approximately $4.0 million of the net proceeds of the sale of its rehabilitative subsidiaries (see Note 10) to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance of approximately $1.0 million to First Union by December 31, 1999. The Company continues to not be in compliance with certain non-monetary covenants under the Credit Facility and therefore, the total amount outstanding has been classified as a current liability in the accompanying March 31, 1999 consolidated balance sheet. In the event that the Company does not obtain a waiver from First Union, remains out of compliance with the loan covenants and payment is demanded, the Company believes it will need to obtain additional financing from sources outside of the Company to fund its remaining obligation. The additional financing may be obtained from, but not limited to, the sale of stock, sale of assets or additional borrowings. The ultimate outcome of this matter may have a material adverse effect on the Company's financial position and operations.

NOTE 7 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

         In August 1998, the Company purchased $1.0 million face value of its 8% Convertible Subordinated Notes due 2002 for approximately $744,000, recognizing a gain of approximately $200,000 which is included in gain on extinguishment of debt on the accompanying consolidated statement of operations net of the related income taxes.

         The Company did not make the April 30, 1999 semi-annual payment of interest on its 8% Convertible Subordinated Debentures due 2002 (the "Debentures"), as discussed in Note 11. In the event the Company does not make the interest payment and remains in default, the amount outstanding under the Debentures of $45 million at March 31, 1999 and any accrued interest, approximately $1.8 million at March 31, 1999, may become due and payable immediately. At March 31, 1999, the Company was not in default of any of the terms under the Debentures.

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

         The Company records its results of operations for its managed care contracts with HMO's based on information provided by the respective HMO and attempts to monitor the reliability of that information utilizing a variety of internal analytical tools. One HMO representing two managed care contracts provided information to the Company indicating a liability to the HMO of approximately $700,000 at June 30, 1998, and approximately $4.6 million at March 31, 1999. Based on such information, the Company's consolidated statements of operations include a loss of approximately $1.1 million for the three months ended March 31, 1999 and $2.1 million for the nine months ended March 31, 1999, relating to the Company's relationship with the HMO. The Company believes, based on its internal analysis, that the information provided by the HMO is materially incorrect, significantly overstating the magnitude of claims paid which would be properly charged to the Company. The Company has advised the HMO of this issue and the HMO has advised the Company that it is undertaking a complete review of the information it previously provided. Because the HMO did not timely provide the information as required by the contractual relationship, this issue could not be resolved prior to the filing of this report. Accordingly the Company's consolidated statements of operations and balance sheets include a liability to the HMO in the amount originally included in the HMO's report to the Company. The Company is currently negotiating a settlement of the liability with the HMO, which may also include a reduction in reimbursement rates and/or a change in the risk-sharing allocation between the parties.

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

NOTE 10 - ASSETS HELD FOR SALE

         On March 12, 1999, the Company closed all offices of CPPM. The Company intends to sell the assets, excluding the receivables, of CPPM. Based on current negotiations, the Company anticipates that such sales will occur during the fourth quarter of fiscal 1999. In accordance with SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ) ("FAS 121"), the Company has recorded a loss on assets held for sale of approximately $4.2 million during the third quarter of fiscal 1999. The loss consisted principally of the excess of the net tangible assets to be sold over the expected sales price, which is based on the status of current negotiations and on independent property appraisals, plus the goodwill associated with the assets to be sold. The results of operations for CPPM for the three and nine months ended March 31, 1999 were approximately ($5,610,000) and ($6,106,000), respectively, including the loss discussed above.

         On April 8, 1999, the Company, sold substantially all the assets of its rehabilitation subsidiaries, consisting of Rehab Management Systems, Inc., IntegraCare, Inc., J.R. Rehab Associates, and Continucare Occmed Services, Inc. (collectively referred to as the "Rehab Companies"), to Kessler Rehabilitation of Florida, Inc. ("Kessler") for $5.5 million in cash and the assumption of certain liabilities. The Company used approximately $4.0 million of the net proceeds of the sale to reduce the outstanding balance of the Credit Facility (see Note 6). In accordance with FAS 121, the Company has recorded a loss on assets held for sale of approximately $6.8 million during the third quarter of fiscal 1999. Accordingly, the realizable value of the assets of the Rehab

Companies, which consists primarily of accounts receivable and equipment, furniture and leasehold improvements, total approximately $5.5 million and are included in assets held for sale at March 31, 1999. The results of operations for the Rehab Companies for the three and nine months ended March 31, 1999 were approximately $(7,743,000) and $(8,729,000), respectively, including the loss discussed above.

NOTE 11 - SUBSEQUENT EVENT

         The Company did not make the April 30, 1999 semi-annual payment of interest on its 8% Convertible Subordinated Debentures due 2002. Should the Company not make such payment for a period of 30 days after such payment has become due and payable, such failure would constitute an Event of Default under the Indenture dated as of October 30, 1997 between the Company and American Stock Transfer & Trust Company, as Trustee. If an Event of Default occurs and is continuing, then the Trustee or the holders of not less than 25% in principal amount of the outstanding securities under the Indenture may declare the principal of all the securities to be due and payable immediately, including any accrued and unpaid interest. At March 31, 1999, the Company had $45,000,000 principal amount outstanding under the Debentures and accrued and unpaid interest of approximately $1,540,000. The Company has begun negotiations with the holders of the Debentures to address a possible restructuring of the Debentures, which may include issuance of a significant amount of equity, cash or a combination of equity and cash. In the event the Company negotiates a cash settlement with the holders of the Debentures it will need to obtain additional financing in the form of equity or debt or a combination of the two. There can be no assurance the Company will be able to negotiate a settlement with the holders of the Debentures and in the event they do negotiate a settlement it will be able to obtain the funds necessary to complete the restructuring. In the event the Company is unable to negotiate a settlement with the holders of the Debentures, or negotiates a settlement and is unable to obtain the funds necessary to complete the restructuring, remains in default and the amount due under the Debentures is accelerated, it would have a material adverse effect on the Company's financial position and operations. In addition, if the Company is not successful in its negotiations with the holders of the Debentures, the $45.0 million principal amount of the Debentures will be classified as a current liability on the Company's balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including statements regarding the potential adjustment to information provided by an HMO which are reflected in the Company's consolidated financial statements. There is no assurance that any adjustment will be achieved nor, if achieved, that the amount of such an adjustment would be significant. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in the Company's Form 10-K for the period ended June 30, 1998, including the following: (1) limited operating history of the Company in current business; (2) various risks associated with the acquisition of businesses including the expenses associated with the integration of the acquired businesses, difficulties in assimilating the operations of the acquired entities, and diversion of management resources; (3) statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could limit or reduce reimbursement levels; (4) ability to attract and retain a sufficient number of qualified medical professionals; and (5) fluctuations in the volume of services rendered and/or the number of patients using the Company's services.

GENERAL

         Continucare is a provider of integrated outpatient healthcare services in Florida. The Company provides a broad continuum of healthcare services through its network of physician practices, outpatient clinics, home healthcare services and laboratory services (within its group physician practices). As a result of its ability to provide a quality continuum of healthcare services through approximately 225 locations, the Company has become a preferred healthcare provider in Florida to some of the nation's largest managed care organizations, including (i) Humana Medical Plans, Inc., for which, as of March 31, 1999, it managed the care for approximately 18,400 patients on a capitated basis and (ii) Foundation Health Corporation Affiliates, for which, as of March 31, 1999, it managed the care for approximately 30,000 patients on a capitated basis. As of March 31, 1999, the Company's Florida delivery services network included approximately 275 physicians.

         In fiscal 1998, the Company's focus shifted away from the behavioral health area, an area which had previously been a substantial source of the Company's revenue. In the fiscal year 1997, the contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding mental health rehabilitation centers represented approximately 86% of total revenue. In the first quarter of fiscal 1998, the Company assigned its behavioral health management contracts with freestanding centers and hospitals. During fiscal 1999 the Company sold its diagnostic imaging services and rehabilitation subsidiaries and closed its physician practice management subsidiary. As of March 31, 1999, the results pertaining to the services of the diagnostic imaging services subsidiary have been segregated and classified as operations disposed of in the accompanying consolidated statement of operations. Comparative data for the three months and nine months ended on March 31, 1999 and the three months and nine months ended March 31, 1998 would represent this change in focus on the Company's businesses, and the Company has limited its discussion with respect to comparison of these periods. The assets of the rehabilitation and physician practice management subsidiary are classified as assets held for sale as of March 31, 1999.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited consolidated statements and notes thereto appearing elsewhere in this Form 10-Q.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUE FROM OPERATIONS CONTINUING

         Medical services revenue increased from approximately $16,260,000 for the three months ended March 31, 1998 to approximately $49,983,000 for the three months ended March 31, 1999. The Company made a number of acquisitions during fiscal 1998 as it developed its outpatient services strategy. The substantial increase of approximately $33,724,000 in medical services revenues for the three months ended March 31, 1999 was a result of these acquisitions.

         Approximately 11.3% of the Company's medical services revenue is derived from fee-for-service arrangements and 88.7% from capitated payments from HMOs.

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

EXPENSES FROM OPERATIONS CONTINUING

         Medical services expense of approximately $46,347,000 for the three months ended March 31, 1999, represents the direct cost of providing medical services to patients as well as the medical claims incurred by the Company under the capitated contracts with HMOs. The costs of the medical services provided include the salaries and benefits of health professionals providing the services, insurance and other costs necessary to operate the centers. Medical claims costs represent the cost of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by capitated arrangements with HMOs. Medical services of approximately $11,015,000 for the three months ended March 31, 1998 represent the direct cost of providing medical services to patients, including salaries and benefits and insurance and other costs. The increase of approximately $35,332,000 was primarily attributable to acquisitions made during fiscal 1998.

         Payroll and related benefits decreased by approximately $344,000, or 8.9%, from approximately $3,869,000 for the three months ended March 31, 1998 to approximately $3,525,000 for the three months ended March 31, 1999. This decrease was a direct result of the downsizing in certain subsidiaries which occurred in fiscal 1999.

         Provision for bad debts was approximately $1,136,000 for the three months ended March 31, 1999, compared to no provision for bad debts for the three months ended March 31, 1998. The increase is due primarily to growth in revenues from acquisitions made during fiscal 1998.

         General and administrative expenses were approximately $2,955,000 for the three months ended March 31, 1999, as compared to approximately $2,207,000 for the three months ended March 31, 1998. The increase of approximately $748,000 or 34% was primarily related to the acquisitions made during fiscal 1998.

         The loss on assets held for sale of approximately $11,004,000 for the three months ended March 31, 1999 related to the decision to dispose of the Company's rehabilitative and CPPM subsidiaries. There were no such losses recorded for the three months ended March 31, 1998. The Company may dispose of additional assets in the future and may realize losses in connection with those disposals.

         Depreciation and amortization increased to approximately $1,502,000 for the three months ended March 31, 1999 as compared to approximately $917,000 for the three months ended March 31, 1998. The incurrence of $585,000 or 64% was primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions made during fiscal 1998.

REVENUES AND EXPENSES FROM OPERATIONS DISPOSED OF

         Revenue decreased approximately $365,000. The decrease was related to the disposal of the subsidiary which occurred in the second quarter of fiscal 1998.

         Expenses decreased approximately $217,000 from approximately $348,000 for the three months ended March 31, 1998 to approximately $131,000 for the three months ended March 31, 1999. The decrease was related to the disposal of the subsidiary which occurred in the second quarter of fiscal 1998.

INTEREST

         Consolidated net expense for the three months ended March 31, 1999, was approximately $1,113,000, compared to approximately $423,000 for the three months ended March 31, 1998. Approximately $900,000 of interest expense for the three months ended March 31, 1999 primarily relates to the $45 million of 8% Convertible Subordinated Notes due September 30, 2002 (the "Debentures") issued on October 30, 1997 and amortization of deferred financing costs incurred in connection with issuing the Debentures. Interest on the Debentures is payable semiannually beginning April 30, 1998.

NET LOSS

         Continucare's consolidated net loss for the three months ended March 31, 1999 was approximately $18,232,000 compared to net loss for the three months ended March 31, 1998 of approximately $2,530,000. The increase of approximately $15,702,000 was primarily attributable to the loss on assets held for sale of approximately $11,004,000 and the items discussed above.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE NINE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1998

REVENUE FROM OPERATIONS CONTINUING

         Medical services revenue increased from approximately $24,813,000 for the nine months ended March 31, 1998 to approximately $149,253,000 for the nine months ended March 31, 1999. The Company made a number of acquisitions during fiscal 1998 as it developed its outpatient services strategy. The substantial increase of approximately $124,440,000 in medical services revenues for the nine months ended March 31, 1999 was a result of the acquisitions which occurred during fiscal 1999.

         Approximately 17.0% of the Company's medical services revenue is derived from fee-for-service arrangements; 82.7% from capitated payments from HMOs and the remaining 0.3% from other sources.

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

EXPENSES FROM OPERATIONS CONTINUING

         Medical services expense of approximately $132,986,000 for the nine months ended March 31, 1999, represent the direct cost of providing medical services to patients as well as the medical claims incurred by the Company under the capitated contracts with HMOs. The costs of the medical services provided include the salaries and benefits of health professionals providing the services, insurance and other costs necessary to operate the centers. Medical claims costs represent the cost of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by capitated arrangements with HMOs. Medical services of approximately $14,568,000 for the nine months ended March 31, 1998 represent the direct cost of providing medical services to patients, including salaries and benefits and insurance and other costs. The increase of approximately $118,418,000 was attributable to the acquisitions which occurred during fiscal 1998.

         Payroll and related benefits increased by approximately $3,504,000 or 4.8%, from approximately $7,270,000 for the nine months ended March 31, 1998 to approximately $10,774,000 for the nine months ended March 31, 1999. This increase was a direct result of the growth from the acquisitions made during fiscal 1998.

         Provision for bad debts was approximately $2,866,000 for the nine months ended March 31, 1999, as compared to approximately $281,000 for the nine months ended March 31, 1999. The increase is due to the revenue increase from the acquisitions during fiscal 1998.

         Professional fees were approximately $1,162,000 for the nine months ended March 31, 1999 as compared to approximately $856,000 for the nine months ended March 31, 1998. The increase of approximately $306,000 is due to additional matters relating to acquisitions made during fiscal 1998.

         General and administrative expenses were approximately $8,410,000 for the nine months ended March 31, 1999, as compared to approximately $4,815,000 for the nine months ended March 31, 1998. The increase of approximately $3,595,000 or 43% was primarily related to the increased administrative costs related to the rehabilitation entities, home health agencies, outpatient primary care centers acquired during fiscal 1998.

         The loss on assets held for sale of approximately $11,004,000 for the nine months ended March 31, 1999 related to the decision to dispose of the Company's rehabilitative and CPPM subsidiaries. There were no such losses recorded for the nine months ended March 31, 1998. The Company may dispose of additional assets in the future and may realize losses in connection with those disposals.

         Depreciation and amortization increased to approximately $4,401,000 for the nine months ended March 31, 1999 as compared to approximately $1,491,000 for the nine months ended March 31, 1998 primarily as a result of the amortization of goodwill and other intangibles related to the acquisitions made during fiscal 1998.

REVENUES AND EXPENSES FROM OPERATIONS DISPOSED OF

         Revenue decreased approximately $697,000 from approximately $2,622,000 for the nine months ended March 31, 1998 to approximately $1,925,000 for the three months ended March 31, 1999. The decrease was related to the disposal of the subsidiaries in previous quarters.

         Expenses increased approximately $1,072,000 from approximately $2,671,000 for the three months ended March 31, 1998 to approximately $3,743,00 for the three months ended March 31, 1999. The increase was related to additional operational cost incurred related to the disposition of the subsidiary.

LOSS ON SALE OF SUBSIDIARY

         The loss on sale of approximately $4,152,000 for the nine months ended March 31, 1999 related to the sale of the Company's diagnostic subsidiary. There were no such losses recorded for the nine months ended March 31, 1998. The Company may dispose of additional assets in the future and may realize losses in connection with those disposals.

INTEREST

         Consolidated net interest expense for the nine months ended March 31, 1999, was approximately $3,469,000 compared to approximately $872,000 for the nine months ended March 31, 1998. Approximately $3,077,000 of interest expense for the nine months ended March 31, 1999 primarily relates to the $45 million of 8% Convertible Subordinated Notes due September 30, 2002, (the "Notes") issued on October 30, 1997 and amortization of deferred financing costs incurred in connection with issuing the Notes. Interest on the Notes is payable semiannually beginning April 30, 1998.

NET LOSS

         Continucare's consolidated net loss for the nine months ended March 31, 1999 was approximately $31,141,000 compared to net loss for the nine months ended March 31, 1998 of approximately $5,424,000 for the reasons discussed above. The increase of approximately $25,717,000 was primarily attributable to the loss on sale of subsidiary of approximately $4,152,000, the loss on assets held for sale of approximately $11,004,000 and the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated financial statements have been prepared (and the other information in this Form 10-Q has been presented) assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

         The Company continues to take steps to improve its cash flow and profitability including but not limited to (1) divesting of its non-profitable business units, (2) reducing personnel levels to reduce costs, (3) as discussed in Note 11 to Notes to Company's Consolidated Financial Statements, negotiating with the holders of the Debentures, and (4) negotiating an amendment to its provider agreement with one of its HMOs, which includes a settlement of the medical claims expense reported by the HMO. While the Company believes that these measures will improve its cash flow and profitability, there can be no assurances that it will be able to implement any of the above steps and, if implemented, the steps will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

         In addition to the Company's liquidity difficulties, the Company is experiencing administrative difficulties, including the loss of key personnel. Also, the Company has fallen below the continued listing requirements of the American Stock Exchange and there can be no assurance that the listing will be continued.

         The Company did not make the April 30, 1999 semi-annual payment of interest on its 8% Convertible Subordinated Debentures due 2002. Should the Company not make such payment for a period of 30 days after such payment has become due and payable, such failure would constitute an Event of Default under the Indenture dated as of October 30, 1997 between the Company and American Stock Transfer & Trust Company, as Trustee. If an Event of Default occurs and is continuing, then the Trustee or the holders of not less than 25% in principal amount of the outstanding securities under the Indenture may declare the principal of all the securities to be due and payable immediately, including any accrued and unpaid interest. At March 31, 1999, the Company had $45,000,000 principal amount outstanding under the Debentures and accrued and unpaid interest of approximately $1,540,000. The amount of interest due as of April 30, 1999 was $1,800,000. The Company has begun negotiations with the holders of the Debentures to address a possible restructuring of the Debentures, which may include issuance of a significant amount of equity, cash or a combination of equity and cash. In the event the Company negotiates a cash settlement with the holders of the Debentures it will need to obtain additional financing in the form of equity or debt or a combination of the two. There can be no assurance the Company will be able to negotiate a settlement with the holders of the Debentures and in the event they do negotiate a settlement it will be able to obtain the funds necessary to complete the restructuring. In the event the Company is unable to negotiate a settlement with the holders of the Debentures, or negotiates a settlement and is unable to obtain the funds necessary to complete the restructuring, remains in default and the amount due under the Debentures is accelerated, it would have a material adverse effect on the Company's financial position and operations. In addition, if the Company is not successful in its negotiations with the holders of the Debentures, the $45.0 million principal amount of the Debentures will be classified as a current liability on the Company's balance sheet.

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

         At March 31, 1999, the Company was not (and currently is not) in compliance with certain non-monetary covenants required under the terms of its Credit Facility. As a result, the lender may demand repayment of the outstanding principal amount under the Credit Facility. Subsequent to March 31, 1999, the Company used approximately $4 million of the net proceeds of the sale of its rehabilitative subsidiaries in April 1999 to reduce the outstanding balance of the Credit Facility. Also in April 1999, the Company entered into an amendment to its Credit Facility, which provides, among other things, for repayment of the remaining outstanding principal balance of $1.0 million under the Credit Facility by December 31, 1999. The Company currently has no availability under its Credit Facility, including the Acquisition Facility and Revolving Loan. In the event that the Company does not obtain a waiver from the lender under the Credit Facility, remains out of compliance with the loan covenants and payment is demanded, the Company believes it will need to obtain additional financing from sources outside of the Company to fund its remaining obligation under the Credit Facility. The additional financing may be obtained from, but not limited to, the sale of stock, sale of assets or additional borrowings. The ultimate outcome of this matter may have a material adverse effect on the Company's financial position and operations.

         For the nine months ended March 31, 1999, the Company incurred a loss of approximately $31,141,000 and the net cash used in operating activities was approximately $1,514,000 primarily as a result of the net loss, offset by (i) non-cash operating items, including depreciation and amortization, provision for bad debt, loss on sale of subsidiary and loss on assets held for sale, and
(ii) increase in medical claims payable. For the nine months ended March 31, 1999, net cash used in investing activities was approximately $5,388,000, primarily related to the purchase of contracts with approximately 30 physicians from an unrelated entity. Net cash provided by financing activities for the nine months ended March 31, 1999 was approximately $2,321,000, comprised primarily of the $5 million borrowed under the Credit Facility, partially offset by repayments of other debt.

         The Company's working capital deficit was approximately $9,268,000 at March 31, 1999, which includes the $5,000,000 outstanding under the Credit Facility due to the Company's violation of certain financial covenants, compared to working capital of $11,124,000 at June 30, 1998. See Note 6 to the Consolidated Financial Statements.

         During the nine months ended March 31, 1999, capital expenditures amounted to approximately $673,000. Capital expenditures during fiscal 1999 principally for computers and equipment are not expected to exceed $1.0 million.

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

         Based on recent assessments, the Company determined that it was necessary to modify or replace certain portions of its software, hardware and patient care equipment so that its systems will function properly with respect to dates in the year 2000 and thereafter. Affected systems included clinical and biomedical instrumentation and equipment used within the Company for purposes of direct or indirect patient care such as imaging, laboratory, pharmacy and respiratory devices; cardiology measurement and support devices; emergency care devices (including monitors, defibrillators, dialysis equipment and ventilators); and general patient care devices (including telemetry equipment and intravenous pumps). The Company presently believes that with these modifications to existing software and conversions to new clinical and biomedical instrumentation and equipment, the Year 2000 Issue does not pose significant operational problems.

         The Company has engaged in formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project included the costs and time associated with the impact of third-party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

         The Company has utilized both internal and external resources to reprogram, or replace and test the software and patient care equipment for Year 2000 modifications. As of March 31, 1999, the Company has completed its Year 2000 project. The total cost of the Year 2000 project was approximately $700,000 and was funded through operating cash flows. Of the total projected cost, approximately $500,000 was attributable to the purchase of new software and patient care equipment, which has been capitalized. The remaining $200,000 was expensed as incurred. As a result of these modifications and replacements, the Company currently believes that its equipment and software applications are Year 2000 compliant. However, there can be no guarantees that the Year 2000 issue will not have a material impact on the operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE UNDER MARKET RISK

         The Company has no material risk associated with interest rates, foreign currency exchange rates or commodity prices.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Note 8 (Contingencies) to the Notes to Consolidated Financial Statements for March 31, 1999.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At March 31, 1999, the Company was not (and currently is not) in compliance with certain covenants required under the terms of its Credit Facility. Subsequent to March 31, 1999, the Company used approximately $4 million of the net proceeds of the sale of its rehabilitative subsidiaries in April 1999 to reduce the outstanding balance of the Credit Facility. Also in April 1999, the Company entered into an amendment to its Credit Facility, which provides, among other things, for repayment of the remaining outstanding principal balance of $1.0 million by December 31, 1999.

         The Company did not make the April 30, 1999 semi-annual payment of interest on its 8% Convertible Subordinated Debentures due 2002 (the "Debentures"). Should the Company not make such payment for a period of 30 days after such payment has become due and payable, such failure would constitute an Event of Default under the Indenture dated as of October 30, 1997 between the Company and American Stock Transfer & Trust Company, as Trustee. If an Event of Default occurs and is continuing, then the Trustee or the holders of not less than 25% in principal amount of the outstanding securities under the Indenture may declare the principal of all the securities to be due and payable immediately, including premium, if any, and accrued and unpaid interest, if any. The Company has $45,000,000 principal amount of outstanding Debentures. The amount of interest due as of April 30, 1999 was $1,800,000.

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


                                        CONTINUCARE CORPORATION



Dated:  May 19, 1999                     By: /s/ CHARLES M. FERNANDEZ
                                             ----------------------------------
                                             Charles M. Fernandez, Chairman,
                                             Chief Executive Officer President
                                             and Principal Financial Officer