Form 10-K
period 1999-06-30
CONTINUCARE CORP
filed 1999-10-13
CIK 803352

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                    For the Fiscal year ended: June 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the transition period from                                     to
                                                        -----------   ----------

                         Commission file number: 0-21910

                             CONTINUCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                FLORIDA                                     59-2716023

    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

            80 SW 8th STREET
               SUITE 2350
             MIAMI, FLORIDA                                    33130
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at October 7, 1999 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $6,517,563.

         Number of shares outstanding of each of the registrant's classes of Common Stock at October 7, 1999: 14,540,091 shares of Common Stock, $.0001 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.
================================================================================

                  GENERAL

         Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to "Continucare" or the "Company" includes Continucare Corporation and its consolidated subsidiaries. The Company disclaims any intent or obligation to update "forward looking statements." All references to a Fiscal year are to the Company's fiscal year which ends June 30. As used herein, Fiscal 2000 refers to fiscal year ending June 30, 2000, Fiscal 1999 refers to fiscal year ending June 30, 1999, Fiscal 1998 refers to fiscal year ending June 30, 1998 and Fiscal 1997 refers to Fiscal year ending June 30, 1997.

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

TROUBLED OPERATING HISTORY

         The Company's financial position has changed significantly since June 30, 1998. Throughout Fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, resulting in a significant working capital deficiency. Furthermore, as discussed below, the Company was unable to make certain of its scheduled interest payments. The Company's operating difficulties have in large part been due to the underperformance of various entities which were acquired in Fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997. In addition, the Company's independent auditors included a paragraph in their auditors' report on the Company's consolidated financial statements at June 30, 1999 regarding the substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto for further discussion.

         The continued integration of Continucare's acquired businesses and its future ability to control costs is important to the Company's ongoing financial and operational performance. The anticipated benefits from several acquisitions were not achieved and the operations of these acquired businesses were not successfully combined with the ongoing operations of the Company in a timely manner. The process of integrating the acquired businesses caused the interruption and loss of momentum in the conduct of these businesses and had a material adverse effect on the Company's operations, financial results and cash flows. There can be no assurance that the Company will realize any of the anticipated benefits from its acquisitions. Many of the expenses arising from the Company's efforts to integrate operations may continue to have a negative effect on operating results.

         Certain of the companies acquired by Continucare have recently or historically operated at a loss. Other acquired companies have experienced fluctuations in quarter-to-quarter operating results. In Fiscal 1999 the Company undertook a business rationalization program (the "Business Rationalization Program") to divest certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to attempt to strengthen its financial performance. In connection with the implementation of the Business Rationalization Program, the Company has sold or closed its outpatient rehabilitation division, diagnostic imaging division and specialty physician practice division; however these divisions were sold for a loss. Although Continucare in Fiscal 1999, instituted a series of measures intended to reduce these losses and to operate the acquired businesses profitably, there can be no assurance that Continucare will reverse these trends or operate these entities profitably. If there are continuing operating losses at the acquired companies, Continucare may need additional capital to fund its business, and there can be no assurance that such additional capital can be obtained or, if obtained, it will be on terms acceptable to Continucare.

         In the event the Company targets a business to acquire, the Company will compete with other potential acquirers, some of which may have greater financial or operational resources than the Company. Consummation of acquisitions could result in the incurring or assumption by the Company of additional indebtedness and the issuance of additional equity. The issuance of shares of the Company's common stock, $0.0001 par value ("Common Stock") for an acquisition may result in dilution to shareholders.

RISKS OF FINANCIAL LEVERAGE

         On April 30, 1999 the Company defaulted on its semi-annual payment of interest on its Subordinated Notes Payable. On September 29, 1999, the Company announced that it reached an agreement in principle with the holders of all of its outstanding Subordinated Notes Payable with regard to a consensual restructuring (the "Debenture Settlement"), see "Recent Developments - Debt Restructuring". The Debenture Settlement is expressly conditioned upon the parties drafting and executing a formal Consent to Supplemental Indenture and Waiver (the "Waiver"). The Waiver will not be fully effective unless, and until it is ratified by Continucare's shareholders at a meeting to be held on or before December 31, 1999 ("Shareholder Approval Date"). While the Company believes it will execute the Waiver and receive adequate shareholder support, there can be no assurance to that effect. The inability of the Company to execute the Waiver and receive adequate shareholder support could have a material adverse effect on the Company's business and future prospects and could force the Company to seek bankruptcy protection. Additionally, even if the Debenture Settlement is concluded, the degree to which Continucare continues to be leveraged could affect its ability to service its indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of certain business opportunities or obtain additional financing. Unexpected declines in Continucare's future business, or the inability to obtain additional financing on terms acceptable to Continucare, if required, could impair Continucare's ability to meet its debt service obligations or fund acquisitions and therefore, could have a material adverse effect on the Company's business and future prospects.

RISKS ASSOCIATED WITH CAPITATED ARRANGEMENTS INCLUDING RISK OF OVER-UTILIZATION BY MANAGED CARE PATIENTS, RISK OF REDUCTION OF CAPITATED RATES AND REGULATED RISKS

         The Company's provider entities have entered into several managed care agreements including certain capitated arrangements with managed care organizations. Under capitated contracts, the health care provider typically accepts a pre-determined amount for professional services per patient per month from the managed care payor in exchange for the Company assuming responsibility for the provision of medical services for each covered individual. Such contracts pass much of the financial risk of providing care, such as over-utilization of healthcare services, from the payor to the provider. Because the Company incurs costs based on the frequency and extent of medical services provided, but only receives a fixed fee for agreeing to assume responsibility for the provision of such services, to the extent that the patients covered by such managed care contracts require more frequent or extensive care than is anticipated, the Company's operating margins may be reduced and, in certain cases, the revenue derived from such contracts may be insufficient to cover the costs of the services provided. In either event, the Company's business, prospects, financial condition and results of operations may be materially adversely affected. The Company's future success will depend in part upon its ability to negotiate contracts with managed care payors on terms favorable to the Company and upon its effective management of health care costs through various methods, including competitive pricing and utilization management. The proliferation of capitated contracts in markets served by the Company could result in decreased predictability of operating margins. There can be no assurance that the Company will be able to negotiate satisfactory arrangements on a capitated basis or that such arrangements will be profitable to the Company in the future. In addition, in certain jurisdictions, capitated agreements in which the provider bears the risk are regulated under state insurance laws. The degree to which these capitated arrangements are regulated by insurance laws varies on a state by state basis, and as a result, the Company may be limited in certain states, such as Florida, in which it may seek to enter into or arrange capitated agreements for its affiliated physicians when those capitated contracts involve the assumption of risk. There can be no guarantee that the state of Florida will continue to maintain the position that the Company is not regulated as an insurer. See "Dependence on Contracts with Managed Care Organizations."

DEPENDENCE ON CONTRACTS WITH MANAGED CARE ORGANIZATIONS

         The Company's ability to expand is dependent in part on increasing the number of managed care patients served by its Staff Model clinics, primarily through negotiating additional and renewing existing contracts with managed care organizations. The Company's capitated managed care agreement with Foundation Health Corporation Affiliates ("Foundation") is a ten-year agreement with the initial term expiring on June 30, 2008, unless terminated earlier for cause. In the event of termination of the Foundation agreement, the Company must continue to provide services to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. The Company's capitated managed care agreement with Humana Medical Plans, Inc. ("Humana") is a ten-year agreement expiring July 31, 2008, unless terminated earlier for cause. The agreement shall automatically renew for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. In addition, the Humana agreement may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreement for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure, if possible. In the event of termination of the Humana agreement, the Company must continue to provide or arrange for services to any member hospitalized on the date of termination until the date of discharge or until it has made arrangements for substitute care. In some cases, Humana may provide 30 days' notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. The Company maintains other managed care relationships subject to various negotiated terms. There can be no assurance that the Company will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to the Company and affiliated physicians. The loss of any of these contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. See "Reliance on Key Customers; Related Party Issues", "Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Patients, Risk of Reduction of Capitated Rates and Regulatory Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Managed Care."

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

RISKS RELATED TO INTANGIBLE ASSETS

         In conjunction with the Company's Financial Restructuring Program approximately $23,800,000 in net intangible assets have been written off as a result of the sale, dissolution, closing and re-evaluation of certain non or poorly performing assets. As of June 30, 1999, remaining intangible assets totaled approximately 83% of Continucare's total assets. Using an amortization period ranging from 2.5 to 20 years, amortization expense on the Company's remaining intangible assets will be approximately $2,600,000 per year. Further acquisitions that result in the recognition of additional intangible assets would cause amortization expense to further increase. In certain circumstances, amortization generated by these intangible assets may not be deductible for tax purposes.

         At the time of or following each acquisition, the Company evaluates each acquisition and establishes an appropriate amortization period based on the specific underlying facts and circumstances of each such acquisition. Subsequent to such initial evaluation, the Company periodically reevaluates such facts and circumstances to determine if the related intangible asset continues to be realizable and if the amortization period continues to be appropriate. As the underlying facts and circumstances subsequent to the date of acquisition can change, there can be no assurance that the value of such intangible assets will be realized by the Company. At June 30, 1999, a portion of the net un-amortized balance of intangible assets acquired was considered to be impaired. As a result of the determination that approximately $11,700,000 of intangible assets were impaired, the Company has written off the impaired portion of un-amortized intangible assets. Any future determination, based on reevaluation of the underlying facts and circumstances, that a significant impairment has occurred would require the write-off of the impaired portion of un-amortized intangible assets, which could have a material effect on Continucare's business and results of operations.

RELIANCE ON KEY CUSTOMERS; RELATED PARTY ISSUES

         In Fiscal 1999, the Company generated approximately 51% of its revenue from Foundation Health Corporation and approximately 34% of its revenues from Humana Medical Plan, Inc. In Fiscal 2000, there may be some decrease in the revenue derived from Foundation as a result of the Company's Business Rationalization Program, see "Part I, Item I. General, contained elsewhere herein". The loss of any of these contracts or significant reductions in reimbursement rates could have a material adverse affect on the Company. See "Dependence on Contracts with Managed Care Organizations".

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

         Title XVIII of the Social Security Act authorizes Medicare Part A, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long-term disabled) and Medicare Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the Secretary of Health and Human Services ("HHS"). Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to the services of the Company's Home Health Agencies ("HHAs") and previously owned or operated Medicare certified outpatient rehabilitation facilities ("ORFs"), Comprehensive Outpatient Rehabilitation Facilities ("CORFs"), in the past Medicare has reimbursed the

"reasonable costs" for services up to program limits. Medicare-reimbursed costs are subject to audit, which may result in a decrease in payments the Company has previously received. Historically, Medicare Part B reimburses the operating cost component of most hospital outpatient services on a reasonable cost basis, subject to a 5.8% reduction which the Balanced Budget Act of 1997 (the "Budget Act"), extended through federal Fiscal year 2000. However, Medicare recently issued a proposed regulation pursuant to which hospital outpatient services would be reimbursed on the basis of a prospective payment system ("PPS"). Such a PPS system is scheduled to be implemented shortly after the year 2000. It is also impossible to predict the effect a PPS system for these hospital outpatient services will have on the Company. There can be no assurance that the established fees will not change in a manner that could adversely affect the revenues of the Company. See "--The Balanced Budget Act of 1997."

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

         During certain Fiscal years, the amounts appropriated by state legislatures for payment of Medicaid claims have not been sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may have a material adverse effect on the Company's cash flow, results of operations and financial condition.

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

         Payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for nursing and related patient services. In addition, payors and employer groups are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's business, results of operations, prospects, financial results, financial condition or cash flows.

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

         The Budget Act also provides for a PPS for home nursing to be implemented. Prospective rates determined by the HHS would reflect a 15% reduction to the cost limits and per-patient limits in place as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. Until PPS takes effect on October 1, 2000, the Budget Act established an interim payment system ("IPS") that provides for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their cost limits determined as the lesser of (i) actual costs (ii) 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits apply to the Company for the cost reporting periods beginning after October 1997. The failure to implement a PPS for home nursing services in the next several years could adversely affect the Company and its growth strategy.

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

         Various other provisions of the Budget Act may have an impact on the Company's business and results of operations. For example, venipuncture will no longer be a covered skilled nursing home care service unless it is performed in connection with other skilled nursing services. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. Beginning with services furnished on or after January 1, 1998, coverage of home health services is currently being shifted over a period of six years from Medicare Part A to Medicare Part B except for a maximum of 100 visits during a spell of illness after a three-day hospitalization initiated within 14 days after discharge or after receiving any covered services in a skilled nursing facility, each of which will continue to be covered under Medicare Part
A. Another provision of the Budget Act would reduce Medicare reimbursements to acute care hospitals for non-Medicare patients who are discharged from the hospital after a very short inpatient stay to the care of a home health agency. The impact of these reimbursement changes could have a material adverse effect on the Company's business, financial condition or results of operations. However, this impact cannot be predicted with any level of certainty at this time.

         Among the other changes which the Budget Act is attempting to accomplish are the following: (i) reducing the amounts which the federal government will pay for services provided to Medicare and Medicaid beneficiaries by an estimated $115 billion and $13 billion, respectively over a five-year period; (ii) reducing payments to hospitals for inpatient and outpatient services provided to Medicare beneficiaries by an estimated $44 billion over a five-year period; (iii) establishing the Medicare+Choice Program, which expands the availability of managed care alternatives to Medicare beneficiaries, including Medical Savings Accounts; (iv) converting the Medicare reimbursement of outpatient hospital services from a reasonable cost basis to a PPS; (v) adjusting the manner in which Medicare calculates the amount of copayments which are deducted from the Medicare payment to hospitals for outpatient services;
(vi) freezing the Medicare hospital PPS and PPS-exempt hospital and distinct part unit update for Fiscal year 1998 and 1999, and limiting the level of annual updates for subsequent years; (vii) reducing various other Medicare payments to providers; (viii) repealing the federal Boren Amendment, which imposed certain requirements on the level of reimbursement paid to hospitals for services rendered to Medicaid beneficiaries; (ix) permitting states to mandate managed care for Medicaid beneficiaries without the need for federal waivers; (x) instituting permanent, mandatory exclusion from any federal health care program for those convicted of three health care-related crimes, and a mandatory 10-year exclusion for those convicted of two health care-related crimes. Additionally, the Secretary of HHS will be able to deny entry into Medicare or Medicaid or deny renewal to any provider or supplier convicted of any felony that the Secretary deems to be "inconsistent with the best interests" of the program's beneficiaries; and (xi) creating a new civil monetary penalty for violations of the Federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the Social Securities Act ("Anti-Kickback Law") for cases in which a person contracts with an excluded provider for the provision of health care items or services where the person knows or should know that the provider has been excluded from participation in a federal health care program. Violations will result in damages three times the remuneration involved, as well as a penalty of $50,000 per violation. There can be no assurance that the Company will not be subject to the imposition of a fine or other penalty from time to time.

PROPOSED LEGISLATION

         Congress and the State Legislature may propose legislation altering the financing and delivery of health care services provided by the Company (beyond the changes made by the Budget Act). There are wide variations among the bills and their ultimate effect on the Company cannot be determined. Certain proposals would encourage the growth of managed care networks, extend temporary reductions in Medicare reimbursement imposed under current law, impose additional costs in Medicare reimbursement and substantially restructure Medicaid.

ADDITIONAL PAYOR CONSIDERATIONS

         Medicare retrospectively audits all reimbursements paid to participating providers, including those now or previously managed and/or owned by the Company, cost reports of client hospitals, CORFs, ORFs, and HHAs upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, at any time, the Company could be subject to refund obligations to such clients for prior period cost reports that have not been audited and settled as of the date hereof.

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

         Payors, including Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided. As a result, the Company anticipates that the number of patients served by hospitals on a per diem, episodic or capitated basis will increase in the future. There can be no assurance that if amounts paid or reimbursed to HHAs decline, it will not adversely affect the Company.

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

GOVERNMENT REGULATION

         The federal government and many states including the state in which the Company currently operates regulate certain aspects of the healthcare services provided by programs managed by the Company and other healthcare services provided by the Company. In particular, the development and operation of healthcare facilities are subject to federal, state and local licensure and certification laws. Healthcare facilities are subject to periodic inspection by governmental and other authorities to assure compliance with the standards established for continued licensure under state law and certification under the Medicare and Medicaid programs. Failure to obtain or renew any required regulatory approvals or licenses could prevent such facility from offering outpatient services or receiving Medicare, Medicaid or other third party payments.

         The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage overutilization, underutilization or the referral of patients or payor funded business, or the recommendation of a particular provider for medical products and services.

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

         Corporate Practice of Medicine Doctrine. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. The Company seeks to structure its business arrangements in compliance with these laws and, from time to time, the Company has sought guidance as to the interpretation of such laws. There, however, can be no assurance that such laws ultimately will be interpreted in a manner consistent with the practices of the Company and an adverse interpretation could have a material adverse effect on the Company's results of operations, financial condition or cash flows.

         Certificates of Need and Certificates of Exemption. Many states, including the state in which the Company operates, have procedures for the orderly and economical development of health care facilities, the avoidance of unnecessary duplication of such facilities and the promotion of planning for development of such facilities. Such states require health care facilities to obtain Certificates of Need ("CONs") or Certificates of Exemption ("COEs") before initiating projects in excess of a certain threshold for the acquisition of major medical equipment or other capital expenditures; changing the scope or operation of a health care facility; establishing or discontinuing a health care service or facility; increasing, decreasing or redistributing bed capacity; and/or changing of ownership of a health care facility, among others. Possible sanctions for violation of any of these statutes and regulations include loss of licensure or eligibility to participate in reimbursement programs and other penalties. These laws vary from state to state and are generally administered by the respective state department of health. The Company seeks to structure its business operations in compliance with these laws and has sought guidance as to the interpretation of such laws and the procurement of required CONs and/or COEs. There can be no assurance, however, that the Company or any of its client hospitals, or HHAs will be able to obtain required CONs and/or COEs in the future.

         The Company is unable to predict the future course of federal, state or local legislation or regulation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

GEOGRAPHIC CONCENTRATION

         More than 98% of the Company's net revenues in Fiscal 1999 were derived from the Company's operations in Florida. It is anticipated that in Fiscal 2000 substantially all of the Company's net revenue will be derived from the Company's operations in Florida. Unless and until the Company's operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Florida could have a material adverse effect on the Company's financial condition or results of operations. The Company has as of Fiscal 1999 closed all operations outside the State of Florida. In the event that the Company expands its operations into new geographic markets, the Company will need to establish new relationships with physicians and other healthcare providers. In addition, the Company will be required to comply with laws and regulations of states that differ from those in which the Company currently operates, and may face competitors with greater knowledge of such local markets. There can be no assurance that the Company will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.

DEPENDENCE ON PHYSICIANS

         A significant portion of the Company's revenue is derived: (i) from patient service revenue generated by physicians employed by or under contract with the Company; and (ii) under managed care contracts held by the Company. Revenue derived by the Company under capitated managed care contracts depends on the continued participation of physicians providing medical services to patients of the managed care companies and independent physicians contracting with the Company to participate in provider networks which are developed or managed by the Company. Physicians can typically terminate their agreements to provide medical services under managed care contracts by providing notice of such termination to the payor. Termination of these agreements by physicians may result in termination by the payor of a managed care contract between the Company and the payor. Any material loss of physicians, whether as a result of the loss of network physicians or the termination of managed care contracts resulting from the loss of network physicians or otherwise, could have a material adverse effect on the Company's business, results of operations, prospects, financial results, financial condition or cash flows. The Company competes with general acute care hospitals and other healthcare providers for the services of medical professionals. Demand for such medical professionals is high and such professionals often receive competing offers. No assurance can be given that the Company will be able to continue to recruit and retain a sufficient number of qualified medical professionals. The inability to successfully recruit and retain medical professionals could adversely affect the Company's ability to successfully implement its growth strategy. See "Business --Administrative Support Operations."

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

         The Company will utilize both internal and external resources to reprogram, or replace and test the software and patient care equipment for Year 2000 modifications. The Company anticipates completing the Year 2000 project by December 1, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $200,000 and is being funded through operating cash flows. Of the total projected cost, approximately $50,000 is attributable to the purchase of new software and patient care equipment, which will be capitalized. The remaining $150,000 will be expensed as incurred and is not expected to have a material effect on the results of operations.

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


                                  * * * * * * *


         The Company cautions that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrences of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

                                     PART I


ITEM 1.  BUSINESS



GENERAL


         Continucare, through its Managed Care and Home Health Divisions, is a provider of outpatient healthcare and home healthcare services exclusively in the Florida market. The Company's Managed Care Division, through various managed care agreements and capitated arrangements, is responsible for providing primary care medical services (the "Primary Care Services") to approximately 40,000 patients. The various managed care agreements and capitated arrangements under which Continucare provides medical services to its patients require that in exchange for a predetermined amount, per patient per month, the Company assumes responsibility to provide and pay for all of its patients' medical needs. The Company's Home Health Division provides home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes.

         Throughout Fiscal 1999 the Company experienced adverse business operations. To strengthen Continucare financially, since the end of calendar 1998, the Company has undertaken a business rationalization program (the "Business Rationalization Program") to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial performance and financial condition. In connection with the implementation of its Business Rationalization Program, Continucare has sold or closed its Outpatient Rehabilitation division, Diagnostic Imaging division and its Specialty Physician Practices. Although these divisions were sold at a loss, the divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other costs such as employee-related costs). The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model.

         Since December 31, 1998 the Company has not been in compliance with certain covenants under the terms of its $5,000,000 Credit Facility (the "Credit Facility") with First Union. During April 1999, the Company used approximately $4,000,000 of the net proceeds of the sale of its Outpatient Rehabilitation subsidiary (see "Liquidity and Capital Resources" and Note 1 of the accompanying Financial Statements) to reduce the outstanding balance of the Credit Facility to $1,000,000. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance of approximately $1,000,000 to First Union by December 31, 1999. See "Recent Developments - Debt Restructuring" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         On April 30, 1999 the Company defaulted on its semi-annual payment of interest on its 8% Convertible Subordinated Notes Payable due 2002 (the "Subordinated Notes Payable"). The Company, in an effort to effect a successful completion of its Business Rationalization Program and Financial Restructuring, negotiated a settlement in principle (the "Debenture Settlement") with the holders of its Subordinated Notes Payable (the "Subordinated Notes Payable Holders"). See "Recent Developments - Debt Restructuring" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".


INDUSTRY OVERVIEW

         There are three principal industry elements which management believes have created a substantial opportunity for the Company including: (i) the continued penetration of the managed care market; (ii) the highly fragmented nature of the delivery of outpatient services; and (iii) the shift in the provision of healthcare services from the hospital to lower cost outpatient locations and the home.

         CONTINUED PENETRATION OF MANAGED CARE. In response to escalating expenditures in healthcare costs, payors, such as Medicare and managed care organizations, have increasingly pressured physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost outpatient care, and to reduce hospital admissions and lengths of stay. To further increase efficiency and reduce the incentive to provide unnecessary healthcare services to patients, payors have developed a reimbursement structure called capitation. Capitation contracts require the payment to healthcare providers of a fixed amount per patient for a given patient population, and the providers assume full responsibility for servicing all of the healthcare services needs of those patients, regardless of their condition. The Company believes that low cost providers will succeed in the capitation environment because such companies have the ability to manage the cost of patient care.

         HIGHLY FRAGMENTED MARKET. The highly fragmented nature of the delivery of outpatient services has created an inefficient healthcare services environment for patients, payors and providers. Managed care companies and other payors must negotiate with multiple healthcare services providers, including physicians, hospitals and ancillary services providers, to provide geographic coverage to their patients. Physicians who practice alone or in small groups have experienced difficulty negotiating favorable contracts with managed care companies and have trouble providing the burdensome documentation required by such entities. In addition, healthcare service providers may lose control of patients when they refer them out of their network for additional services that such providers do not offer. The Company intends to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand its network, which should make the Company a provider of choice to managed care organizations.

         SHIFT TOWARD LOW-COST OUTPATIENT TREATMENT. Outpatient treatment has grown rapidly as a result of: (i) advances in medical technology, which have facilitated the delivery of healthcare in alternate sites; (ii) demographic trends, such as an aging population; and (iii) preferences among patients to receive care in their homes. The Company expects this trend to continue as managed care companies and healthcare providers continue shifting towards the lower cost providers.

BUSINESS STRATEGY


         The Company intends to leverage the current industry dynamics by: (i) increasing its managed care revenue; (ii) maintaining its physician network;
(iii) implementing its Staff Model in additional selected strategic markets; and
(iv) maintaining its home care division.

         INCREASING MANAGED CARE REVENUE. The Company's core business is comprised of its established network of Staff Model clinics from which it provides Primary Care Services to its patients and to the public at large. By securing additional managed care contracts with the leading managed care companies in Florida, the Company believes that it will be able to increase its managed care enrollments. The Company believes that it has been successful in developing managed care relationships due to its network of quality physicians, the provision of a range of healthcare services, and its many locations.

         MAINTAINING PHYSICIAN NETWORK. The physician network is the platform of the Company's Independent Practice Association ("IPA"). The Company through its Business Rationalization Program has greatly reduced the size of its IPA. In an attempt to better manage the division and the medical cost associated therewith the Company has reevaluated its IPA business model. The Company, however, may expand its physician network by: (i) adding physicians to its IPA; and/or (ii) hiring physicians to work in Company-owned physician practices and clinics.

         IMPLEMENTING STAFF MODEL IN SELECTED MARKETS. The Company has successfully implemented its Staff Model in South and Central Florida, and intends to selectively expand the model in other appropriate markets, primarily within Florida, by tailoring its services and facilities to the needs of individual markets. Currently the Company operated 18 Staff Model clinics in South and Central Florida.

         MAINTAINING HOME CARE DIVISION. During Fiscal 1999 the home health care industry underwent a major restructuring in response to the federal legislative enactments of 1997 and 1998 that significantly reduced reimbursement for home health services. See - "Cautionary Note Regarding Forward-Looking Statements"; Reimbursement Considerations"; "The Balance Budget Act of 1997"; "Proposed Legislation"; "Additional Payor Considerations"; "Increased Scrutiny of Healthcare Industry"; and "Government Legislation". As a result, many Medicare certified home health agencies have ceased operations because they are no longer able to generate revenue sufficient to cover costs. The Company, as a result of the current market conditions, has rationalized its Home Care Division to a core level that it believes is manageable in the current regulatory environment.

RECENT DEVELOPMENTS - DEBT RESTRUCTURING

         As described above, throughout Fiscal 1999 the Company experienced adverse business operations. In order to avoid having to seek bankruptcy protection, and to strengthen itself financially, the Company during the past Fiscal year undertook a Business Rationalization Program to divest itself of certain unprofitable operations and close other underperforming subsidiaries and divisions. In addition the Company undertook a Financial Restructuring Program designed to strengthen its financial condition.

         On April 30, 1999 (the "Default Date") the Company defaulted on its semi-annual payment of interest on its Subordinated Notes Payable. Within thirty
(30) days of the Default Date, the Company commenced negotiations with an informal committee of the Subordinated Notes Payable Holders. $45,000,000 in principal balance and $1,800,000 in accrued interest were outstanding as of the Default Date. On or about July 2, 1999 the Company purchased $4,000,000 face value of its Subordinated Notes Payable for approximately $200,000, recognizing a gain on extinguishment of debt of approximately $3,800,000 million.

         On September 29, 1999 the Company announced an agreement in principle with the Subordinated Notes Payable Holders to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accrued through October 31, 1999. The terms of the proposed Debenture Settlement are as follows: (a) $31,000,000 of the outstanding principal of the Subordinated Notes Payable will be converted, on a pro rata basis, into the Company's common stock at a conversion of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest accrued on the Subordinated Notes Payable through October 31, 1999 will be forgiven (approximately $3,300,000); (c) the interest payment default on the remaining $10,000,000 principal balance of Subordinated Notes Payable will be waived and the debentures will be reinstated on the Company's books and records as a performing non-defaulted loan (the "Reinstated Subordinated Notes Payable"); (d) the Reinstated Subordinated Notes Payable will bear interest at the rate of 7% per annum commencing November 1, 1999; and (e) the conversion rate for the Reinstated Subordinated Notes Payable will be modified as follows:

                      TERM                          CONVERSION RATE
------------------------------------------------------------------------
Through October 31, 2000.........................        $7.25
November 1, 2000 to Maturity.....................        $2.00

and (f) the Company will obtain a financially responsible person (the "Guarantor") to personally guarantee a $3,000,000 bank credit facility (the "New Credit Facility") for the Company. In consideration for providing the guaranty the Company will issue to the Guarantor 3,000,000 shares of the Company's capital stock. The New Credit Facility will replace the Company's existing First Union Credit Facility and it will additionally be used to finance the Company's working capital and capital expenditure requirements. The Company has agreed to convene a meeting of its Shareholders before December 31, 1999 in order to obtain shareholder approval of the Debenture Settlement.

         The successful completion of the proposed Debenture Settlement is subject to a number of significant risks and uncertainties including, but not limited to, the need to draft and execute a final settlement agreement with the Subordinated Notes Payable Holders, the need to consummate the New Credit Facility, and the need to obtain shareholder ratification of the Debenture Settlement on or before December 31, 1999. The historical information contained herein should be considered in the light of the proposed Debenture Settlement, however, the risks and uncertainties attendant to finally consummating the settlement should not be ignored.

CONTINUUM OF CARE

         Continucare is a provider of integrated outpatient healthcare. The Company has established a network of physician practices as the primary caregiver to its patients and to the public at large and also provides home health services.

         Office and Physician/Health Center Practices. Since commencing its operations in 1996, the Company has expanded its physician network through acquisitions of physician practices, employment of new physicians and affiliations with physicians through the Company's IPA. This physician network provides a broad platform for the delivery of the Company's continuum of healthcare services to patients. As of June 30, 1999, the Company operated eighteen staff model health center clinics, employed or contracted with approximately 172 physicians all of whom are located in Florida and provided services to approximately 39,600 patients under capitated managed care contracts.

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

ADMINISTRATIVE SUPPORT OPERATIONS

         Administrative Functions. The Company enhances administrative operations of its physician practices by providing management functions such as payor contract negotiations, credentialing assistance, financial reporting, risk management services, access to lower cost professional liability insurance and the operation of integrated billing and collection systems. The Company believes it offers physicians increased negotiating power associated with managing their practice and fewer administrative burdens, which allows the physician to focus on providing care to patients.

         Employment and Recruiting of Physicians. The Company generally enters into multiple-year employment agreements with the physicians in the practices purchased by the Company. These agreements usually provide for base compensation and benefits and may contain incentive compensation provisions based on quality indicators. The recruitment process includes interviews and reference checks incorporating a number of credentialing and competency assurance protocols. The Company's physicians are generally either board certified or board eligible.

         Contract Negotiations. The Company assists its physicians in obtaining managed care contracts. The Company believes that its experience in negotiating and managing risk contracts enhance its ability to market the services of its affiliated physicians to managed care payors and to negotiate favorable terms from such payors. The managed care contracts are held, managed and administered by a wholly-owned subsidiary of the Company. The Company also performs quality assurance and utilization management under each contract on behalf of its affiliated physicians.

         Information Systems. The Company supports freestanding systems for its physician practices to facilitate patient scheduling, patient management, billing, collection and provider productivity analysis. Some of the staff model health center clinics require upgrades of their information systems in order to remain technologically competitive. The Company is upgrading information systems as it becomes necessary. See "Risk Factors -- Upgrade of Management Information Systems; Technological Obsolescence."

MANAGED CARE

         The Company's strategy is to increase enrollment by adding new payor relationships and new providers to the existing network and by expanding the network into new geographic areas where the penetration of managed healthcare is growing. The Company believes new payor and provider relationships are possible because of its ability to manage the cost of health care without sacrificing quality. The Company seeks to control one of the "gatekeeping" points of entry into the managed health care delivery system--the primary care physician's office--thereby giving the Company a platform for coordinating all aspects of patient care under global capitation payor contracts.

         Contracts with Payors. Contracts with payors generally provide for terms of one to ten years, may be terminated earlier upon notice for cause or upon renewal and in some cases without cause. Additionally the contracts are subject to renegotiation of capitation rates, covered benefits and other terms and conditions. Pursuant to payor contracts, the physicians provide covered medical services and receive capitation payments from payors for each enrollee who selects a Company network physician as his or her primary care physician. To the extent that patients require more care than is anticipated or require supplemental medical care that is not otherwise reimbursed by payors, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of patients. The Company maintains stop-loss insurance coverage, which mitigates the effect of occasional high utilization of health care services. If revenues are insufficient to cover costs or the Company is unable to maintain stop-loss coverage at favorable rates, the Company's business results of operations and financial condition could be materially adversely affected. The loss of significant payor contracts and/or the failure to regain or retain such payor's patients or the related revenues without entering into new payor relationships could have a material adverse effect on the Company's business results of operations and financial condition.

         The Company's capitated managed care agreement with Foundation is a ten-year agreement with the initial term expiring on June 30, 2008, unless terminated earlier by Foundation for cause. In the event of termination of the Foundation agreement, the Company must continue to provide services to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. This agreement is automatically renewed for another five year period unless notice by either party is provided 120 days in advance of the expiration date. Any negotiation must be completed 90 days prior to the expiration of the term. Foundation can terminate the agreement with respect to one or more benefit programs; however, the Company may only terminate the agreement in its entirety. The Company's capitated managed care agreement with Humana Medical Plans, Inc. ("Humana") is a ten-year agreement expiring July 31, 2008, unless terminated earlier for cause. The agreement shall automatically renew for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. In addition, the Humana agreement may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreement for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure, if possible. In the event of termination of the Humana agreement, the Company must continue to provide or arrange for services to any member hospitalized on the date of termination until the date of discharge or until it has made arrangements for substitute care. In some cases, Humana may provide 30 days' notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. The Company maintains other managed care relationships subject to various negotiated terms. There can be no assurance that the Company will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to the Company and affiliated physicians. The loss of any of these contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Patients, Risk of Reduction of Capitated Rates and Regulatory Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business --Managed Care."

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

COMPLIANCE PROGRAM

         The Company has implemented a compliance program to provide ongoing monitoring and reporting to detect and correct potential regulatory compliance problems. The program establishes compliance standards and procedures for employees and agents. The program includes, among other things: (i) written policies; (ii) in service training for each employee on topics such as insider trading, anti-kickback laws, Federal False Claims Act and Anti-Self Referral Act; and (iii) a "hot line" for employees to anonymously report violations.

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

GOVERNMENT REGULATION

         General. Continucare's business is affected by federal, state and local laws and regulations concerning healthcare. These laws and regulations impact the development and operation of outpatient programs and the provision of healthcare to patients in physicians' offices and in patients' homes. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. Continucare is not able to predict the content or impact of future changes in laws or regulations affecting the healthcare industry. See "Risk Factors."

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

         HHAs, CORFs and ORFs, including those now or previously managed and/or owned by Continucare, are subject to numerous licensing, certification and accreditation requirements. These include, but are not limited to, requirements relating to Medicare participation and payment, requirements relating to state licensing agencies, private payors and accreditation organizations. Renewal and continuance of certain of these licenses, certifications and accreditation are based upon inspections, surveys, audits, investigations or other review, some of which may require or include affirmative action or response by Continucare. An adverse determination could result in a loss, fine or reduction in the scope of licensure, certification or accreditation or could reduce the payment received or require the repayment of amounts previously remitted.

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

         Title XVIII of the Social Security Act authorizes Medicare Part A, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long-term disabled) and Medicare Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the federal Secretary of HHS. Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to the services of Continucare's now or previously owned, Medicare certified, HHAs, CORFs and ORFs, Medicare reimburses the "reasonable costs" for services up to program limits. Medicare reimbursed costs are subject to audit, which may result in either decreases or increases in payments the Company has previously received.

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

EMPLOYEES

         At June 30, 1999, Continucare employed or contracted with approximately 581 individuals of whom 172 are IPA and Staff Model physicians. Continucare has no collective bargaining agreement with any unions and believes that its overall relations with its employees are good.

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

SEASONALITY

         Approximately 98% of the Company's net revenues in Fiscal 1999 were derived from the Company's operations in Florida. Florida has historically been a transient state with the transient factor being directly related to seasonal climate changes. It is anticipated that in Fiscal 2000 substantially all of the Company's net revenue will be derived from the Company's operations in Florida. While there are some seasonal fluctuations to the Company's business, management does not believe that seasonality will play an adverse role in the future operations of the Company.

ITEM 2.       PROPERTIES

         On or about June 28, 1999, the Company entered into a termination agreement with the landlord of its former corporate space. Continucare currently leases approximately 10,000 square feet of space for its corporate offices in Miami, Florida under a lease expiring in September 2004 with average annual base lease payments of approximately $200,000. Of the eighteen staff model health center clinics which the Company operates, five are leased and the other fourteen staff model health centers are Humana wholly-owned centers. The Humana wholly-owned center lease arrangements have cancellation options ranging from thirty (30) days to only cancellation for breach. There can be no assurance, however, that Humana will not terminate the leases for their wholly-owned centers. A termination of one or all of the leases for the wholly-owned centers could have a material adverse effect on Continucare. See "Risk Factors--Risk of termination of wholly-owned center leases."

ITEM 3.       LEGAL PROCEEDINGS

     The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of its business substantially all of which involve claims related to the alleged malpractice of employed and contracted medical professionals. In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage maintained by the Company and any accounts for self-insured retention, is likely to have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Two former subsidiaries of the Company are parties to the case of JAMES N. HOUGH, Plaintiff, v. INTEGRATED HEALTH SERVICES, INC., a Delaware corporation, and REHAB MANAGEMENT SYSTEMS, INC., a Florida corporation ("RMS"), and CONTINUCARE REHABILITATION SERVICES, INC., a Florida Corporation. Mr. Hough was the founder and former Chief Executive Officer and President of RMS. Mr. Hough sold RMS to Integrated Health Services, Inc., ("IHS"), and entered into an Employment Agreement (the "Employment Agreement") with IHS. RMS was acquired by Continucare in February 1998. Mr. Hough is seeking damages from the Employment Agreement and is alleging breach of contract. His initial demand of $1.1 million was rejected by the Company and the Company intends to vigorously defend the claim.

     The Company is a party to the case of MANAGED HEALTHCARE SYSTEMS ("MHS") v. CONTINUCARE CORPORATION & CONTINUCARE HOME HEALTH SERVICES, INC. MHS is alleging breach of contract and is seeking damages in excess of $1,000,000. The Company believes the action has little merit and intends to vigorously defend the claim.

     The Company is a party to the case of KAMINE CREDIT CORPORATION ("Kamine") as assignee of TRI COUNTY HOME HEALTH V. CONTINUCARE CORPORATION. Kamine is alleging breach of contract and is seeking damages in excess of $5,000,000. The Company moved to dismiss this motion on February 1, 1999, which motion is still pending. The Company believes the action has little merit and intends to vigorously defend the claim.

     In connection with the Company's Business Rationalization Program, the Company has closed or dissolved certain subsidiaries, some of which had pending claims against them. The Company is also involved in various legal proceedings incidental to its business that arise from time to time out of the ordinary course of business--including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals; workers' compensation claims, and other employee-related matters, and minor disputes with equipment lessors and other vendors.

     In its third quarter report on Form 10-Q for the Fiscal year ended June 30, 1999, the Company disclosed a disagreement with an HMO regarding certain claims expense information. During the fourth quarter of Fiscal 1999,the Company and the HMO performed a review of this information for the period through March 31, 1999, and reached an agreement which did not require an adjustment in the Company's recorded liability to the HMO through such date.

     In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage maintained by the Company, is likely to have a material adverse effect on the company's financial position, results of operation or liquidity.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Fiscal year ended June 30, 1999.

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

 PRICE PERIOD                             HIGH        LOW
 ------------                             ----        ---
Fiscal Year 1998
    First Quarter                       $  8.63     $  5.00
    Second Quarter                         7.38        4.75
    Third Quarter                          6.38        4.75
    Fourth Quarter                         6.50        4.63

Fiscal Year 1999
    First Quarter                       $  5.25     $  2.38
    Second Quarter                         2.87        1.56
    Third Quarter                          2.00         .44
    Fourth Quarter                          .75         .19


         As of October 7, 1999, there were 114 holders of record of the Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future but intends to retain earnings, if any, which it may realize in the foreseeable future, to finance its operations. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The payment of future cash dividends on the Common Stock will be at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time. There can be no assurance that the Company will pay any cash dividends on the Common Stock in the future.

ITEM 6.       SELECTED FINANCIAL DATA

         Set forth below is selected historical consolidated financial data on Continucare for the three Fiscal years ended June 30, 1999 and the period from February 12, 1996 (inception) to June 30, 1996.

         The selected historical consolidated financial data for the three Fiscal years ended June 30, 1999, are derived from the audited consolidated financial statements of Continucare included herein. The selected historical consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein.

                         SELECTED FINANCIAL INFORMATION


                                                                                                    FOR THE PERIOD FROM
                                                                                                      FEBRUARY 12, 1996
                                                               FOR THE YEAR ENDED JUNE 30,           (INCEPTION) TO
                                                      ---------------------------------------------       JUNE 30,
                                                           1999             1998            1997          1996
                                                      ---------------------------------------------  -----------------
OPERATIONS
   Revenue
     Medical services, net ........................   $ 182,008,710    $ 63,088,911    $  1,041,793    $        --
     Management fees ..............................         518,042       2,495,382      12,874,592      2,507,063
                                                      ---------------------------------------------    -----------
       Subtotal ...................................     182,526,752      65,584,293      13,916,385      2,507,063

   Expenses
     Medical services .............................     163,237,820      54,695,446       4,493,195        542,000
     Payroll and employee benefits ................      13,797,555       5,714,653       1,855,000        431,412
     Provision for bad debts ......................       6,196,384       5,778,216       1,818,293        242,664
     Professional fees ............................       1,886,661       1,637,957       1,450,790        203,625
     General and administrative ...................      10,198,385       8,435,001       1,176,516         54,430
     Writedown of long-lived assets ...............      11,717,073              --              --             --
     Depreciation and amortization ................       5,791,982       3,247,717         208,936            362
                                                      ---------------------------------------------    -----------
       Subtotal ...................................     212,825,860      79,508,990      11,002,730      1,474,493
                                                      ---------------------------------------------    -----------

(Loss) income from operations .....................     (30,299,108)    (13,924,697)      2,913,655      1,032,570

Other income (expense)
   Interest income ................................         138,963         932,397         165,253             --
   Interest expense ...............................      (5,145,212)     (3,007,331)       (162,235)       (23,204)
   Income applicable to minority interest .........              --              --              --        (32,686)
   Loss on disposal of subsidiaries ...............     (15,361,292)             --              --             --
   Other ..........................................          24,906         107,696          (9,081)            --
                                                      ---------------------------------------------    -----------

(Loss) income before income taxes and
   extraordinary item .............................     (50,641,743)    (15,891,935)      2,907,592        976,680
(Benefit) provision for income taxes ..............              --        (909,000)      1,200,917        332,071
                                                      ---------------------------------------------    -----------
(Loss) income before extraordinary item ...........     (50,641,743)    (14,982,935)      1,706,675        644,609
Extraordinary gain on extinguishment
   of debt ........................................         130,977              --              --             --
                                                      ---------------------------------------------    -----------
Net (loss) income .................................   $ (50,510,766)   $(14,982,935)   $  1,706,675    $   644,609
                                                      =============================================    ===========

Basic and diluted (loss) earnings per common share:
   (Loss) income before extraordinary item ........   $       (3.50)   $      (1.20)   $        .16    $       .10

   Extraordinary  gain  on  extinguishment  of debt             .01              --              --             --
                                                      ---------------------------------------------    -----------

   Net (loss) income ..............................   $       (3.49)   $      (1.20)   $         16    $       .10
                                                      =============================================    ===========

FINANCIAL POSITION
Total assets ......................................   $  30,117,620    $.69,486,105    $ 19,851,309    $ 2,864,896
                                                      =============================================    ===========

Long-term obligations .............................   $  53,490,787    $ 47,675,061    $  3,367,106    $   655,000
                                                      =============================================    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Continucare is a provider of outpatient healthcare services in Florida. The Company provides healthcare services through its network of Staff Model Clinics, Independent Physician Associations and Home Health division. As a result of its ability to provide quality healthcare services through approximately eighteen Staff Model clinics, approximately 139 IPA associated physicians and two Home Health divisions, the Company has become a preferred healthcare provider in Florida to some of the nation's largest managed care organizations, including: (i) Humana for which, as of June 30, 1999, it managed the care for approximately 18,800 patients on a capitated basis; and (ii) Foundation, for which, as of June 30, 1999, it managed the care for approximately 21,000 patients on a capitated basis.

         Certain statements included herein which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; the ability of the Company to consummate the Debenture Settlement on the terms specified in such Debenture Settlement and the timing of such consummation; the approval of the Debenture Settlement by the Company's shareholders; the successful implementation of the Company's Business Rationalization Program and Financial Restructuring Program; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; unexpected costs of year 2000 compliance or failure by the Company or other entities with which it does business to achieve compliance; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

         RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The following tables set forth, for the periods indicated, the percentage of total revenues represented by certain items in the Company's Consolidated Statements of Operations.



                                               PERCENT OF REVENUE FOR JUNE 30,
                                                 1999       1998       1997
                                                ---------------------------
   Revenue
     Medical services, net .................     99.7%      96.2%       7.5%
     Management fees .......................      0.3        3.8       92.5
                                                ---------------------------
       Subtotal ............................    100.0      100.0      100.0

   Expenses
     Medical services ......................     89.4       83.4       32.3
     Payroll and employee benefits .........      7.6        8.7       13.3
     Provision for bad debts ...............      3.4        8.8       13.1
     Professional fees .....................      1.0        2.5       10.4
     General and administrative ............      5.6       12.8        8.5
     Write down of long-lived assets .......      6.4         --         --
     Depreciation and amortization .........      3.2        5.0        1.5
                                                ---------------------------
       Subtotal ............................    116.6      121.2       79.1

(Loss) income from operations ..............    (16.6)     (21.2)      20.9

Other income (expense)
   Interest income .........................      0.1        1.4        1.2
   Interest expense ........................     (2.8)      (4.6)      (1.2)
   Loss on disposal of subsidiaries ........     (8.5)        --         --
   Other ...................................       --         .2       (0.1)
                                                ---------------------------

(Loss) income before income taxes and
   extraordinary item ......................    (27.8)     (24.2)      20.8
(Benefit) provision for income taxes .......      0.0       (1.4)       8.6
                                                ---------------------------
(Loss) income before extraordinary item ....    (27.8)     (22.8)      12.2
                                                ---------------------------
Extraordinary gain on extinguishment of debt      0.1         --         --
                                                ---------------------------
Net (loss) income ..........................    (27.7)%    (22.8)%     12.2%
                                                ===========================

THE FINANCIAL RESULTS DISCUSSED BELOW RELATED TO THE OPERATION OF CONTINUCARE FOR THE FISCAL YEAR ENDED JUNE 30, 1999 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1998.

Revenue

         Total revenues for Fiscal 1999 increased 178% to $182,526,752 from $65,584,293 in Fiscal 1998. Medical services revenue increased 188% to $182,008,710 from $63,088,911, respectively. The increase in total and medical service revenue was principally a result of acquisitions completed in Fiscal 1998 and an increase in the number of patients serviced therefrom. Management fee revenue decreased 79% to $518,042 from $2,495,382 primarily as a result of the Company's assignment of its Behavioral Health Management Contracts in the first quarter of Fiscal 1998.

         During Fiscal 1999 the Company disposed of certain underperforming assets and subsidiaries (the "Rationalized Entities"). During Fiscal 1999 and 1998 total revenue from these Rationalized Entities was approximately $22,164,000 and $19,581,000 respectively.

         Revenue received under the Company's contracts with HMO's amounted to 85% and 57% of medical services revenues in Fiscal 1999 and 1998, respectively.

         Revenue received under fee for service arrangements which require the Company to assume the financial risks relating payor mix and reimbursement rates accounted for 11% and 33% of medical services revenue in Fiscal 1999 and 1998, respectively.

Expenses

         Medical services expenses in Fiscal 1999 were $163,237,820, or 89% of total revenue, compared to $54,695,446, or 83% of total revenues, in Fiscal 1998. The increase in medical services expenses as a percentage of total revenue for Fiscal 1999 resulted from an increase in claims associated with medical services. During Fiscal 1999 and 1998 Medical services expenses from the Rationalized Entities were approximately $15,296,000 and $13,815,000, respectively.

         General and administrative expenses for Fiscal 1999 were $10,198,385, or 6% of revenues, compared to $8,435,001, or 13% of revenues for Fiscal 1998. The decrease in general and administrative expense as a percent of revenues resulted from the Company's increase in revenues from its acquisitions during Fiscal 1998. During Fiscal 1999 and 1998 general and administrative expenses from the Rationalized Entities was approximately $4,427,000 and $5,318,000, respectively.

         During Fiscal 1999, the Company recorded a loss on disposal of subsidiaries of $15,361,292 associated with the Company's Business Rationalization Program. No such charge was recorded in Fiscal 1998.

         In accordance with SFAS 121, the Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. During the fourth quarter of Fiscal 1999, as a result of its Business Rationalization Program, the Company recorded a noncash charge of $11,717,073 related to the write-down of costs in excess of net tangible assets acquired to estimated realizable values. No such charge was recorded in Fiscal 1998.

         The provision for bad debts included approximately $1,500,000 and $4,800,000 related to notes receivable in Fiscal 1999 and 1998, respectively. Excluding this amount, bad debt expense was 2.5% of total revenue in Fiscal 1999 versus 1.5% for Fiscal 1998. The increase in bad debt expense as a percentage of total revenue is primarily attributable to the increase in billings related to acquisitions made in Fiscal 1998

         Depreciation and amortization expense was $5,791,982 in Fiscal 1999 and $3,247,717 in Fiscal 1998, representing 3% and 5% of total revenues, respectively. During Fiscal 1999 and 1998 depreciation and amortization from the Rationalized Entities was approximately $1,596,000 and $1,129,000 respectively.

         Loss from operations for Fiscal 1999 was $30,299,108, or 17% of total revenues, compared to an operating loss of $13,924,697, or 21% of total revenues, for Fiscal 1998. Excluding the $11,717,073 writedown of long-lived assets, the Fiscal 1999 operating loss was $18,582,035, or 10% of total revenue. Operating loss excluding the writedown of long-lived assets, declined as a percentage of total revenues due to the implementation of the Business Rationalization Program, including the sale of underperforming assets.

         Interest expense for Fiscal 1999 and Fiscal 1998 was $5,145,212 and $3,007,331, respectively. The increase in interest expense is primarily attributable to the Convertible Subordinated Notes Payable, which were outstanding during all of Fiscal 1999 versus eight months of Fiscal 1998.

         The Company's net losses and ongoing operating difficulties raise substantial doubt about the Company's ability to utilize any related tax benefits. Accordingly, such amounts have not been recognized for financial reporting purposes in Fiscal 1999. The Company has net operating loss carryforwards, which expire in the years 2013 through 2019, of $21,355,000 at June 30, 1999, for which a valuation allowance has been established for the entire amount.

         Net loss for Fiscal 1999 was $50,510,766 compared to a net loss of $14,982,935 for Fiscal 1998.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATED TO THE OPERATION OF CONTINUCARE FOR THE FISCAL YEAR ENDED JUNE 30, 1998 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1997.

Revenue

         The Company made a number of acquisitions during Fiscal 1998 as it developed its outpatient services strategy. The substantial increase of $62,047,118 in medical services revenue during 1998 was a result of these acquisitions.

         Management fee revenue decreased 81% to $2,495,382 for the Fiscal 1998, from $12,874,592 for Fiscal 1997. The decrease was due to the Company's focus shifting away from the behavioral health area. In Fiscal 1997, the contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding centers represented approximately 86% of total revenues. The Company sold its behavioral health management contracts with freestanding centers and hospitals during the first quarter of Fiscal 1998.

         During Fiscal 1998, approximately 33% of the Company's medical services revenue was derived from fee-for-service arrangements, 57% from capitated payments from HMOs and 10% from direct contracting with medical providers, respectively.

Expenses

         Medical services of approximately $54,695,446 for Fiscal 1998, represent the direct cost of providing medical services to patients ($24,668,000) as well as the medical claims incurred by the Company under the capitated contracts with HMOs ($30,027,000). The costs of the medical services provided include the salaries and benefits of health professionals providing the services ($21,088,000), and insurance and other costs necessary to operate the centers ($3,580,000). Medical claims costs represent the cost of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by capitated arrangements with HMOs. Medical services of $4,493,000 for Fiscal 1997 represent the direct cost of providing medical services to patients, including salaries and benefits of $4,260,000 and insurance and other costs of $233,000.

         Payroll and related benefits for administrative personnel increased by $3,860,000, or 208%, from $1,855,000 in Fiscal 1997 to $5,715,000 in Fiscal
1998. As a percent of revenue, salary and related benefits fell from 13% of total revenue in Fiscal 1997 to 9% in Fiscal 1998. This decrease was a direct result of the growth from the acquisitions made during 1998.

         Provision for bad debts was $5,778,216, or 9% of total revenues, for the year ended June 30, 1998, as compared to $1,818,293, or 13% of total revenue, for Fiscal 1997. The dollar amount increase is due primarily to the increase in the provision for bad debts on notes receivable in Fiscal 1998. The decrease as a percentage of total revenue is due to the increase in revenue under capitated managed care contracts.

         Professional fees were $1,638,000, or 2% of total revenue, for Fiscal 1998 as compared to $1,451,000, or 10%, of total revenue, for Fiscal 1997. The decrease as a percentage of revenue was primarily a result of a decrease in outsourcing costs resulting from the hiring of additional management individuals in Fiscal 1998.

         General and administrative expenses were approximately $8,435,000, or 13% of total revenue, for Fiscal 1998, as compared to $1,177,000, or 8% of total revenues, for Fiscal 1997. The increase of $7,258,000 was primarily related to the increased costs attributable to the various primary care practices acquired during the latter part of Fiscal 1997 in addition to the administrative costs related to the rehabilitation entities, home health agencies, outpatient primary care centers and the outpatient radiology and diagnostic imaging services company acquired during Fiscal 1998.

         Depreciation and amortization increased to $3,248,000, or 5% of total revenue, for Fiscal 1998 as compared to $209,000, or 1% of total revenue, for Fiscal 1997 primarily as a result of the amortization of costs in excess of net tangible assets acquired and other intangibles related to the acquisitions noted above.

         Consolidated net interest income (expense) for Fiscal 1998, was ($2,075,000), compared to $3,000, for Fiscal 1997. The increase is due to the October 30, 1997 issuance of the Convertible Subordinated Notes Payable and amortization of related deferred financing costs. Interest on the Convertible Subordinated Notes Payable is payable semiannually beginning April 30, 1998. The increase in interest expense in Fiscal 1998 was partially offset by an increase in interest income primarily attributed to the investment of the unused proceeds of the Convertible Subordinated Notes Payable.

         Continucare's consolidated net loss for the year ended June 30, 1998 was approximately $14,983,000 compared to net income for Fiscal 1997 of approximately $1,707,000 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position has changed significantly since June 30, 1998. Throughout Fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, resulting in a significant working capital deficiency. Furthermore, as discussed below, the Company was unable to make certain of its scheduled interest payments. The Company's operating difficulties have in large part been due to the underperformance of various entities which were acquired in Fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997. In addition, the Company's independent auditors included a paragraph in their auditors' report on the Company's consolidated financial statements at June 30, 1999 regarding the substantial doubt about the Company's ability to continue as a going concern.

         The discussion herein has been prepared assuming that the Company will continue as a going concern. In order to strengthen itself financially and remain a going concern, the Company, during the past Fiscal year, began divesting itself of certain unprofitable operations and disposing of other underperforming assets as more fully discussed below.

         The Company did not make the April 30, 1999 (the "Default Date") semi-annual payment of interest on its Convertible Subordinated Notes Payable. As of June 30, 1999, the Company had $45,000,000 principal amount outstanding under the Convertible Subordinated Notes Payable and accrued and unpaid interest of approximately $2,400,000 The amount of interest due as of April 30, 1999 was $1,800,000. Within thirty (30) days of the Default Date, the Company commenced negotiations with an informal committee of the holders of the Convertible Subordinated Notes Payable to restructure a portion of the debt and related interest in exchange for common stock and to obtain terms on the remaining portion of the debt that are more favorable to the Company. On or about July 2, 1999 the Company purchased $4,000,000 face value of its Convertible Subordinated Notes Payable for approximately $200,000, recognizing a pre-tax gain on extinguishment of debt of approximately $3,800,000. The Company funded the purchase of the Convertible Subordinated Notes Payable from working capital. On September 29, 1999 the Company announced an agreement in principle with the holders of the Convertible Subordinated Notes Payable to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accrued through October 31, 1999. Also, see Item 1 "Recent Developments - Debt Restructuring" and Note 6 of the Company's Consolidated Financial Statements.

         In August 1998, the Company entered into the Credit Facility with First Union Bank. The Credit Facility provided for a $5,000,000 Acquisition Facility and a $5,000,000 Revolving Loan. The Company borrowed the entire $5,000,000 Acquisition Facility to fund acquisitions. The Company never utilized the Revolving Loan. Since December 31, 1998 the Company has not been in compliance with the terms and conditions of the Acquisition Facility. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of certain of the Rationalized Entities to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance of approximately $1,000,000 by December 31, 1999.

         For the twelve months ended June 30, 1999, the Company incurred a net loss of $50,510,766 and the net cash used in operating activities was $1,372,681 primarily as a result of the net loss, offset by (i) non-cash operating items, including depreciation and amortization, provision for bad debt, loss on sale of subsidiary and write-down of long-lived assets, and (ii) increase in medical claims payable. For the twelve months ended June 30, 1999, net cash provided by investing activities was $250,508. Net cash used in financing activities for the twelve months ended June 30, 1999 was a $3,128,474, comprised primarily of the $5,000,000 borrowed under the Credit Facility, partially offset by repayment of $4,000,000 on the Credit Facility and approximately $3,500,000 on other debts. Also, see Note 7 to the Company's Consolidated Financial Statements.

         The Company's working capital deficit was approximately $60,200,000 at June 30, 1999, which includes the reclassification of $45,000,000 of Convertible Notes to current liabilities due to the Company's default on the April 30, 1999 interest payment, compared to working capital of approximately $11,124,000 at June 30, 1998.

         During the twelve months ended June 30, 1999, capital expenditures amounted to approximately $750,000.

         The Company continues to take steps to improve its cash flow and profitability through the implementation of its Business Rationalization Program and Financial Restructuring Program by: (1) divesting of its non-profitable business units; (2) reducing personnel levels; (3) negotiating with the Subordinated Notes Payable Holders; and (4) negotiating with its HMOs. While the Company believes that these measures will improve its cash flow and profitability, there can be no assurances that it will be able to implement any of the above steps and, if implemented, the steps will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

         If there are continuing operating losses, Continucare may need additional capital to fund its business, and there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to Continucare. The incurring or assumption by the Company of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on shareholders and a significant effect on the Company's operations.

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

         The Company will utilize both internal and external resources to reprogram, or replace and test the software and patient care equipment for Year 2000 modifications. The Company anticipates completing the Year 2000 project by December 1, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $200,000 and is being funded through operating cash flows. Of the total projected cost, approximately $50,000 is attributable to the purchase of new software and patient care equipment, which will be capitalized. The remaining $150,000 will be expensed as incurred and is not expected to have a material effect on the results of operations.

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


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At June 30, 1999, the Company had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. The Company has outstanding loans at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The accounting firm of Deloitte & Touche LLP ("Deloitte & Touche") represented pre-merger Continucare as its independent accountants during the period from February 12, 1996 (inception) to June 30, 1996 and was appointed as the Company's independent accountants by the Board of Directors for fiscal year 1997. Deolitte & Touche was dismissed by the Company's Board of Directors on May 6,1998. During the period for which Deloitte & Touche was the Company's independent auditors, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Deloitte & Touche's reports on the financial statements of the Company for the period from inception to June 30, 1996, and the year ended June 30, 1997, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         The Company's Board of Directors appointed Ernst & Young LLP as the Company's independent accountants for Fiscal 1998 and 1999. There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the period that operations have been audited by Ernst & Young LLP.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Fiscal year covered by this report.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)(1)  Financial Statements

         Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.

(a)(2)   Financial Statement Schedules

         All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3)   Exhibits

         3.1      Restated Articles of Incorporation of Company, as amended. (4)
         3.2      Restated Bylaws of Company. (4)
         4.1      Form of certificate evidencing shares of Common Stock. (4)
         4.2      Indenture, dated as of October 30, 1997, between the Company and American Stock
                  Transfer & Trust Company, as Trustee, relating to 8% Convertible Subordinated
                  Notes due 2002. (9)
         4.3      Registration Rights Agreement, dated as of October 30, 1997, by and between the
                  Company and Loewenbaum & Company Incorporated. (9)
         4.4      Continucare Corporation Amended and Restated 1995 Stock Option Plan (11)
         10.1     Employment Agreement between the Company and Charles M. Fernandez dated as of
                  September 11, 1996. (2)
         10.2     Employment Agreement between the Company and Susan Tarbe dated as of September 23,
                  1996. (3)
         10.3     Agreement and Plan of Merger by and among Continucare Corporation, Zanart
                  Entertainment Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996. (1)
         10.4     Stock Purchase Agreement dated April 10, 1997 by and among Continucare
                  Corporation, Continucare Physician Practice Management, Inc., AARDS, Inc. and
                  Sheridan Healthcorp. Inc. (6)
         10.5     Stock Purchase Agreement dated April 10, 1997 by and among Continucare
                  Corporation, Continucare Physician Practice Management, Inc., Rosenbaum, Weitz &
                  Ritter, Inc. and Sheridan Healthcorp, Inc. (6)
         10.6     Stock Purchase Agreement dated April 10, 1997 by and among Continucare
                  Corporation, Continucare Medical Management, Inc., Arthritis & Rheumatic Disease
                  Specialties, Inc. and Sheridan Healthcare, Inc. (6)
         10.7     Acquisition Facility ($3,000,000), Revolving Credit Facility ($2,000,000) and
                  Security Agreement among Continucare Corporation, Borrower and First Union
                  National Bank of Florida, dated November 14, 1996, as amended on March 4, 1997.
                  (7)
         10.8     Lease Agreement, dated as of the 29th day of August 1996, between Miami Tower
                  Associates Limited Partnership and Continucare Corporation, as amended. (8)
         10.9     Physician Employment Agreement, dated as of the 10th day of April, 1997, by and between Arthritis and Rheumatic Disease Specialties, Inc. and Norman Gaylis, M.D.
                  (8)
         10.10    First Amendment, dated as of the 17th day of September, 1997, to Employment
                  Agreement, dated August 23, 1996, between the Company and Susan Tarbe. (8)
         10.11    Employment Agreement, dated as of the 20th day of October, 1997, by and between
                  Continucare Corporation and Joseph P. Abood. (8)
         10.12    Placement Agreement, dated as of October 27, 1997, between the Company and
                  Loewenbaum & Company Incorporated (the "Placement Agent"). (9)

         10.13    Purchase Agreement, dated as of September 4, 1997, by and among Continucare
                  Corporation, Continucare Physician Practice Management, Inc., a wholly owned subsidiary of Continucare Corporation, DHG Enterprises, Inc. f/k/a Doctor's Health
                  Group, Inc. and Doctor's Health Partnership, Inc., both Florida corporations, and
                  Claudio Alvarez and Yvonne Alvarez. (10)
         10.14    Stock Purchase Agreement, dated as of February 13, 1998, by and among Continucare
                  Corporation, Continucare Rehabilitation Services, Inc., Integrated Health
                  Services, Inc., Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab
                  Associates, Inc. (12)
         10.15    Asset Purchase Agreement, dated as of April 7, 1998, by and among: (i) SPI Managed
                  Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of
                  Broward, Inc., Broward Managed Care, Inc., each a Florida corporation; (ii) First
                  Medical Corporation, a Delaware corporation and First Medical Group, Inc., a
                  Delaware corporation; and (iii) CNU Acquisition Corporation, a Florida
                  corporation. (13) and (15)
         10.16    Asset Purchase Agreement, dated as of August 18, 1998, by and among: (i) Caremed
                  Health Systems, Inc.; (ii) Caremed Medical Management, Inc.; Caremed Health
                  Administrators, Inc., each a Florida corporation; and (iii) Continucare Managed
                  Care, Inc., a Florida corporation. (16)
         10.17    Asset Purchase Agreement, dated April 7, 1999, by and among: (i) Kessler
                  Rehabilitation of Florida, Inc., a Florida Corporation; Rehab Management Systems,
                  Inc., a Florida Corporation; Continucare Occmed Services, Inc., a Florida
                  Corporation; and Continucare Corporation, a Florida Corporation. (17)
         10.18    Second Amendment To Acquisition Facility, revolving Credit Facility and Security
                  Agreement among Continucare Corporation, Borrower and First Union National Bank of
                  Florida, dated April 7, 1999 (19) (Exhibit 10.18 ).
         10.19    Lease Termination Agreement as of the 28th day of June 1999, between NOP 100 2nd
                  Street Tower, LLC (Assignee in interest of Miami Tower Associates Limited
                  Partnership) and Continucare Corporation. (19) (Exhibit 10.19 )
         21.1     Subsidiaries of the Company. (19) (Exhibit 21.1 )
         23.1     Consent of Ernst & Young LLP (19) (Exhibit 23.1 )
         23.2     Consent of Deloitte & Touche LLP (19) (Exhibit 23.2 )
         27.1     Financial Data Schedule (19) (Exhibit 27.1 )
         99.1     Notification of failure to make the April 30, 1999 semi-annual payment of interest on its 8% Convertible Subordinated Notes Payable due 2002. (18)


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

         (13) Form 8-K dated April 14, 1998 and filed with the Commission on April 27, 1998.
         (14) Form 8-K dated May 6, 1998 and filed with the Commission on May 11, 1998.
         (15) Form 8-K/A dated May 11, 1998 and filed with the Commission on May 15, 1998.
         (16) Form 8-K dated and filed with the Commission on September 2, 1998.
         (17) Form 8-K dated April 21, 1999 and filed with the Commission on April 23, 1999.
         (18) Form 8-K dated April 30, 1999 and filed with the Commission on May 3, 1999.
         (19)     Filed herewith.

     (b) Reports on Form 8-K

         There were two reports on Form 8-K filed with the Securities and Exchange commission ("SEC") in the fourth quarter of Fiscal 1999. Form 8-K was filed on April 23, 1999 regarding the sale of substantially all of the assets of Rehab Management Systems, Inc., a Florida Corporation to Kessler Rehabilitation of Florida, Inc., a Florida Corporation. Form 8-K was filed on May 3, 1999 regarding the Company's failure to make the April 30, 1999 semi-annual payment of interest on its Subordinated Notes Payable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CONTINUCARE CORPORATION

                            By: /s/ CHARLES M. FERNANDEZ
                               ------------------------------------------------
                            Charles M. Fernandez
                            Chairman of the Board, Chief Executive Officer, and President


Dated:   October 13, 1999

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                        TITLE                         DATE
/s/CHARLES M. FERNANDEZ                         Chairman of the Board, Chief      October 13, 1999
------------------------------------            Executive Officer and President
Charles M. Fernandez                            (principal executive officer,
                                                principal financial officer and
                                                principal accounting officer)

/s/PHILLIP FROST, M.D.                          Vice Chairman of the Board        October 13, 1999
------------------------------------
Phillip Frost, M.D.

/s/Neil Flanzraich                                         Director               October 13, 1999
------------------------------------
Neil Flanzraich

/s/Spencer J. Angel                             Executive Vice President, Chief   October 13, 1999
------------------------------------             Operating Officer and Director
Spencer Angel

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
Report of Independent Certified Public Accountants........................................         F-2
Independent Auditors' Report..............................................................         F-3
Consolidated Balance Sheets as of June 30, 1999 and 1998..................................         F-4
Consolidated Statements of Operations for the years ended June 30, 1999, 1998
     and 1997.............................................................................         F-5
Consolidated Statements of Shareholders' (Deficit) Equity  for the years ended
   June 30, 1999, 1998 and 1997...........................................................         F-6
Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998
     and 1997.............................................................................         F-7
Notes to Consolidated Financial Statements................................................         F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Continucare Corporation and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Continucare Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation and subsidiaries at June 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that Continucare Corporation and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                               ERNST & YOUNG LLP


Miami, Florida
October 6, 1999

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

Deloitte & Touche LLP


Miami, Florida
September 23, 1997

                             CONTINUCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                                    JUNE 30,
                                           ASSETS                                           1999                1998
                                                                                        -------------------------------
Current assets
   Cash and cash equivalents .....................................................      $  3,185,077       $  7,435,724
   Accounts receivable, net of allowance for doubtful accounts of $5,752,000 and
     $2,071,000, respectively ....................................................           302,166          9,009,462
   Other receivables .............................................................           266,057          1,091,744
   Prepaid expenses and other current assets .....................................           298,899            595,086
   Income taxes receivable .......................................................                --          1,800,000
                                                                                        -------------------------------
     Total current assets ........................................................         4,052,199         19,932,016
Notes receivable, net of allowance for doubtful accounts of $7,051,000 and
   $5,510,000, respectively ......................................................                --          1,644,420
Equipment, furniture and leasehold improvements, net .............................         1,098,289          5,496,025
Cost in excess of net tangible assets acquired, net of accumulated amortization of
   $3,837,000 and $2,252,000 respectively ........................................        22,346,156         38,621,561
Deferred financing costs, net of accumulated amortization of $1,203,000 and
   $400,000, respectively ........................................................         2,551,811          3,373,999
Other assets, net ................................................................            69,165            418,084
                                                                                        -------------------------------
     Total assets ................................................................      $ 30,117,620       $ 69,486,105
                                                                                        ===============================
                     LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Accounts payable ..............................................................      $    842,442       $    816,844
   Accrued expenses ..............................................................         2,358,346          2,593,493
   Accrued salaries and benefits .................................................         1,856,140          2,629,660
   Medical claims payable ........................................................         4,825,081            966,251
   Convertible subordinated notes payable ........................................        45,000,000                 --
   Current portion of long-term debt .............................................         6,857,946            850,000
   Accrued interest payable ......................................................         2,400,022            623,556
   Current portion of capital lease obligations ..................................           112,652            328,295
                                                                                        -------------------------------
     Total current liabilities ...................................................        64,252,629          8,808,099
Deferred tax liability ...........................................................                --            954,894
Capital lease obligations, less current portion ..................................           123,436            496,766
Convertible subordinated notes payable ...........................................                --         46,000,000
Long-term debt, less current portion .............................................         1,396,753                 --
                                                                                        -------------------------------
     Total liabilities ...........................................................        65,772,818         56,259,759
Commitments and contingencies
Shareholders' (deficit) equity
   Common stock, $0.0001 par value: 100,000,000 shares authorized; 17,536,283 shares issued and 14,540,091 shares outstanding at June 30, 1999; and
     16,661,283 shares
     issued and 13,731,283 shares outstanding at June 30, 1998 ...................             1,455              1,374
   Additional paid-in capital ....................................................        32,910,465         31,099,303
   Accumulated deficit ...........................................................       (63,142,417)       (12,631,651)
   Treasury stock (2,996,192 shares at June 30, 1999 and 2,930,000 shares at
     June 30, 1998) ..............................................................        (5,424,701)        (5,242,680)
                                                                                        -------------------------------
     Total shareholders' (deficit) equity ........................................       (35,655,198)        13,226,346
                                                                                        -------------------------------
     Total liabilities and shareholders' (deficit) equity ........................      $ 30,117,620       $ 69,486,105
                                                                                        ===============================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             FOR THE YEAR ENDED JUNE 30,
                                                                    1999               1998               1997
                                                                -------------       ------------       ------------
   Revenue
     Medical services, net ...............................      $ 182,008,710       $ 63,088,911       $  1,041,793
     Management fees .....................................            518,042          2,495,382         12,874,592
                                                                -------------       ------------       ------------
       Subtotal ..........................................        182,526,752         65,584,293         13,916,385

   Expenses
     Medical services ....................................        163,237,820         54,695,446          4,493,195
     Payroll and employee benefits .......................         13,797,555          5,714,653          1,855,000
     Provision for bad debts .............................          6,196,384          5,778,216          1,818,293
     Professional fees ...................................          1,886,661          1,637,957          1,450,790
     General and administrative ..........................         10,198,385          8,435,001          1,176,516
     Write down of long-lived assets .....................         11,717,073                 --                 --
     Depreciation and amortization .......................          5,791,982          3,247,717            208,936
                                                                -------------       ------------       ------------
       Subtotal ..........................................        212,825,860         79,508,990         11,002,730
                                                                -------------       ------------       ------------

(Loss) income from operations ............................        (30,299,108)       (13,924,697)         2,913,655

Other income (expense)
   Interest income .......................................            138,963            932,397            165,253
   Interest expense ......................................         (5,145,212)        (3,007,331)          (162,235)
   Loss on disposal of subsidiaries ......................        (15,361,292)                --                 --
   Other .................................................             24,906            107,696             (9,081)
                                                                -------------       ------------       ------------

(Loss) income before income taxes and extraordinary item .        (50,641,743)       (15,891,935)         2,907,592
(Benefit) provision for income taxes .....................                 --           (909,000)         1,200,917
                                                                -------------       ------------       ------------
(Loss) income before extraordinary items .................        (50,641,743)       (14,982,935)         1,706,675
Extraordinary gain on extinguishment of debt .............            130,977                 --                 --
                                                                -------------       ------------       ------------
Net (loss) income ........................................      $ (50,510,766)      $(14,982,935)      $  1,706,675
                                                                =============       ============       ============

Basic and diluted (loss) earnings per common share:
   (Loss) income before extraordinary item ...............      $       (3.50)      $      (1.20)      $        .16

   Extraordinary gain on extinguishment of debt ..........                .01                 --                 --
                                                                -------------       ------------       ------------

   Net (loss) income .....................................      $       (3.49)      $      (1.20)      $        .16
                                                                =============       ============       ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                                        RETAINED                        TOTAL
                                                         ADDITIONAL     EARNINGS                    SHAREHOLDERS'
                                             COMMON       PAID-IN     (ACCUMULATED     TREASURY        EQUITY
                                             STOCK        CAPITAL        DEFICIT)       STOCK         (DEFICIT)
                                            ------------------------------------------------------------------------
Balance at July 1, 1996 .................   $   667    $    763,202    $    644,609    $        --    $  1,408,478

Issuance of stock related to private
   placement, net of costs ..............       330       6,499,670              --             --       6,500,000

Issuance of stock/merger with Zanart, net
   of merger costs ......................       290       1,845,428              --             --       1,845,718

Exercise of stock warrants ..............        91       5,441,584              --             --       5,441,675

Buyout of minority interest
   in subsidiary ........................         4              --              --             --               4

Repurchase of stock .....................      (293)             --              --     (2,284,330)     (2,284,623)

Net income ..............................        --              --       1,706,675             --       1,706,675
                                            ----------------------------------------------------------------------

Balance at June 30, 1997 ................     1,089      14,549,884       2,351,284     (2,284,330)     14,617,927

Issuance of stock related to Doctors ....        25       2,311,294              --             --       2,311,319
   Health Group

Issuance of stock related to other ......         8         401,277              --             --         401,285
   acquisitions

Issuance of stock related to private
   placement, net of costs ..............       225      10,574,775              --             --      10,575,000

Exercise of stock warrants and options ..        27       1,101,973              --             --       1,102,000

Settlement of former shareholder claim ..        --       1,385,100              --     (2,958,350)     (1,573,250)

Issuance of stock warrants ..............        --         775,000              --             --         775,000

Net loss ................................        --              --     (14,982,935)            --     (14,982,935)
                                            ----------------------------------------------------------------------

Balance at June 30, 1998 ................     1,374      31,099,303     (12,631,651)    (5,242,680)     13,226,346

Receipt of stock in settlement of .......        (7)             --              --       (182,021)       (182,028)
   receivable

Issuance of stock for settlement of
   former shareholder claim .............        30             (30)             --             --              --

Issuance of stock related to ZAG
   agreement ............................        58       1,811,192              --             --       1,811,250

Net loss ................................        --              --     (50,510,766)            --     (50,510,766)
                                            ----------------------------------------------------------------------
Balance at June 30, 1999 ................   $ 1,455    $ 32,910,465    $(63,142,417)   $(5,424,701)   $(35,655,198)
                                            ======================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  FOR THE YEAR ENDED JUNE 30,
                                                                              1999           1998            1997
                                                                          ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income ..................................................   $(50,510,766)   $(14,982,935)   $ 1,706,675
   Adjustments to reconcile net (loss) income to cash used in operating activities:
      Depreciation and amortization, including amortization of
         deferred loan costs ..........................................      6,705,221       3,648,581        208,936
      Provision for bad debts .........................................      4,656,384       1,953,013      1,818,293
      Write down of long-lived assets .................................     11,717,073              --             --
      Loss on purchase of minority interest ...........................             --              --          9,081
      Income applicable to minority interest ..........................             --              --        162,235
      Provision for notes receivable ..................................      1,540,000       3,825,219             --
      Loss on treasury stock transaction ..............................             --         426,750             --
      Loss on disposal of subsidiaries ................................     15,361,292              --             --
      Amortization of discount on notes payable .......................        254,531              --             --
      Gain on early extinguishment of debt ............................       (130,977)             --             --
      Compensation expense on exercise of warrants ....................             --         212,500             --
    Changes in assets and liabilities, excluding the effect of acquisitions and disposals:
      Decrease (increase) in accounts receivable ......................      3,044,990      (3,615,007)    (2,031,859)
      Decrease (increase) in prepaid expenses and other current assets         191,644         127,467       (368,373)
      Decrease (increase) in other receivables ........................       (221,092)     (2,891,744)    (5,000,000)
      Decrease in income tax receivable ...............................      1,800,000              --             --
      Increase in intangible assets ...................................         75,674              --       (249,063)
      Decrease (increase) in other assets .............................         24,141        (206,662)      (499,402)
      Decrease (increase) in deferred tax asset, net ..................             --         505,699       (450,824)
      (Decrease) increase in accounts payable and accrued expenses ....     (1,516,093)      2,311,647        813,681
      Increase in medical claims payable ..............................      3,858,831              --             --
      Increase in accrued interest payable ............................      1,776,466         586,261         14,134
      (Decrease) increase in income and other taxes payable ...........             --        (693,709)       199,179
                                                                            ----------    ------------    -----------
Net cash used in operating activities .................................     (1,372,681)     (8,792,920)    (3,667,307)
                                                                            ----------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash proceeds from disposal of subsidiaries ........................      5,642,216              --             --
   Cash paid for acquisitions .........................................     (4,640,000)    (37,972,997)    (3,342,500)
   Property and equipment additions ...................................       (751,708)     (1,006,706)      (536,091)
                                                                            ----------    ------------    -----------
Net cash provided by (used in) investing activities ...................        250,508     (38,979,703)    (3,878,591)
                                                                            ----------    ------------    -----------


(Continued on next page).

                             CONTINUCARE CORPORATION

                                                                           FOR THE YEAR ENDED JUNE 30,
                                                                      1999            1998            1997
                                                                   -----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments to redeem Convertible Subordinated Notes ...........   $  (720,000)   $ (2,000,000)   $ (2,284,623)
   Issuance of common stock to purchase minority interest ......            --              --        (204,000)
   Principal repayments under capital lease obligation .........      (247,619)       (254,233)        (27,105)
   Proceeds received from private placement of common stock ....            --      10,575,000       6,600,000
   Payments on acquisition notes ...............................    (1,475,000)       (892,500)             --
   Costs incurred associated with Convertible Subordinated Notes            --      (3,000,000)             --
   Proceeds from acceleration of Series A Warrants .............            --              --       5,441,675
   Proceeds from Convertible Subordinated Notes ................            --      46,000,000              --
   Proceeds from Term and Revolving Notes ......................     5,000,000       2,500,000       2,500,000
   Costs incurred associated with Term and Revolving Notes .....      (161,051)             --              --
   Proceeds from issuance of common stock ......................            --         889,500       1,970,715
   Repayment of loan from HCMP .................................            --              --         (55,250)
   Repayment of Term and Revolving Notes .......................    (3,935,745)     (5,000,000)             --
   Repayments to Medicare per agreement ........................    (1,736,579)             --              --
   Costs incurred associated with Private Placement and Merger .            --              --        (225,000)
   Proceeds from note repayment ................................       147,520              --              --
   Repayment of shareholder note ...............................            --        (599,000)             --
                                                                   -----------    ------------    ------------
Net cash (used in) provided by financing activities ............    (3,128,474)     48,218,767      13,716,412
                                                                   -----------    ------------    ------------
Net (decrease) increase in cash and cash equivalents ...........    (4,250,647)        446,144       6,170,514
Cash and cash equivalents at beginning of fiscal year ..........     7,435,724       6,989,580         819,066
                                                                   -----------    ------------    ------------
Cash and cash equivalents at end of fiscal year ................   $ 3,185,077    $  7,435,724    $  6,989,580
                                                                   ===========    ============    ============
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes .....................................   $        --    $  1,528,445    $  1,457,000
                                                                   ===========    ============    ============
Cash paid for interest .........................................   $ 2,125,895    $  2,021,070    $     86,348
                                                                   ===========    ============    ============
Notes payable issued for acquisitions ..........................   $ 5,819,411    $         --    $         --
                                                                   ===========    ============    ============
Receipt of stock in settlement of receivable ...................   $   182,028    $               $         --
                                                                   ===========    ============    ============
Stock issued in ZAG agreement ..................................   $ 1,811,250    $         --    $         --
                                                                   ===========    ============    ============
Purchase of  furniture  and  fixtures  with  proceeds of
 capital  lease  obligation ....................................   $        --    $         --    $    252,712
                                                                   ===========    ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Continucare Corporation ("Continucare" or the "Company") is a provider of integrated outpatient healthcare and home healthcare services primarily in Florida. Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"), which was incorporated on February 1, 1996 as a Florida Corporation ("Old Continucare"). As a result of the Merger, the shareholders of Old Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of June 30, 1999 the Company operated, owned and/or managed: (i) eighteen Staff Model clinics in South and Central Florida; an Independent Practice Association with 139 physicians; and two Home Health agencies.

Throughout fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, and a significant working capital deficiency developed. Furthermore, as discussed below and further in Note 6, the Company was unable to make the interest payment due April 30, 1999 on the 8% Convertible Subordinated Notes Payable due 2002 (the "Notes"). The Company's operating difficulties have in large part been due to the underperformance of various entities which were acquired in fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. In order to strengthen itself financially and remain a going concern, the Company, during the past fiscal year, began divesting itself of certain unprofitable operations and disposing of other underperforming assets as more fully disclosed in Note 3. On April 30, 1999 (the "Default Date") the Company defaulted on its semi-annual payment of interest on the Notes. On September 29, 1999 the Company announced an agreement in principle with the holders of the Notes to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accrued through October 31, 1999 (the "Debenture Settlement") (see Note 6). The successful completion of the proposed Debenture Settlement is subject to a number of significant risks and uncertainties including, but not limited to, the need to draft and execute a final settlement agreement with the holders of the Notes, the need to enter into a new credit facility, and the need to obtain shareholder ratification of the Debenture Settlement prior to December 31, 1999.

To strengthen Continucare financially, since the end of calendar 1998, the Company has undertaken a business rationalization program (the "Business Rationalization Program") to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, Continucare has sold or closed its Outpatient Rehabilitation subsidiary and Diagnostic Imaging subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other costs). The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

                             CONTINUCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents--The Company defines cash and cash equivalents as those highly-liquid investments purchased with an original maturity of three months or less.

Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash.

Accounts Receivable--Accounts receivable result primarily from medical services provided to patients on a fee-for-service basis and on a capitated basis and from hospitals where the Company provides medical services. Fee-for-service amounts are paid by government sponsored health care programs (primarily Medicare and Medicaid), insurance companies, self-insured employers and patients.

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

Equipment, Furniture and Leasehold Improvements--Equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the underlying assets' useful lives or the term of the lease, whichever is shorter. Repairs and maintenance costs are expensed as incurred. Improvements and replacements are capitalized.

Costs In Excess Of Net Tangible Assets Acquired--Costs in excess of net tangible assets acquired are stated net of accumulated amortization and are amortized on a straight-line basis over periods ranging from 2.5 to 20 years. The Company periodically evaluates the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. Indicators of a permanent impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. The Company believes that certain of its costs in excess of net tangible assets acquired--primarily those related to its Independent Practice Association ("IPA") and one of its Home Health divisions, $9,200,000 and $2,200,000 respectively--have been impaired based upon recent and anticipated significant cash flow deficiencies. Accordingly, these assets were written off during 1999.

Deferred Financing Costs--Expenses in connection with the Company's issuance of the 8% Convertible Subordinated Notes due 2002 (see Note 6) have been deferred and are being amortized using the interest method over the life of the notes.

Fair Value of Financial Instruments--The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Company has used the following market assumptions and/or estimation methods:

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses--The carrying values approximate fair value due to the relatively short maturity of the respective instruments.

         Convertible subordinated notes payable--The fair value at June 30, 1999 approximates $2,360,000 based on the proposed terms of the Debenture Settlement (see Note 6) and at June 30, 1998 the carrying value approximated fair value based on the terms of the notes.

         Long-term debt and capital lease obligations--The carrying value at June 30, 1999 approximates fair value based on the terms of the obligations. The Company has imputed interest on non-interest bearing debt using an incremental borrowing rate of 8%.

Accounting for Stock-Based Compensation--The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Note 11).

Earnings per Share--Basic earnings per share is computed by dividing the net income or loss by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Business Segments--The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. The Company has concluded that it operates in one segment of business, that of managing the provision of outpatient health care and health care related services, primarily in the State of Florida.

Revenue--The Company's health care providers provide service to patients on either a fee for service arrangement or under a fixed monthly fee arrangement with HMOs or through contracts directly with the payor. Revenue is recorded in the period services are rendered as determined by the respective contract. Management fee revenue represents fees received by the Company to manage outpatient facilities owned by third parties.

Fee for service arrangements (11% and 33% of medical services net revenue in fiscal 1999 and 1998, respectively) require the Company to assume the financial risks relating to payor mix and reimbursement rates. The Company receives reimbursement for these services under either the Medicare or Medicaid programs or payments from the individual, insurers, self-funded benefit plans or third-party payors. The Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, or discounts from established charges. Revenue is recorded as an estimated amount, net of contractual allowances. These accounts, which are unsecured, have longer collection periods than capitated fee contracts and require the Company to bear the credit risk of uninsured individuals.

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under the Company's contracts with Humana Medical Plans, Inc. ("Humana") and Foundation Health Corporation ("Foundation", and together with Humana, the "HMOs"), the Company receives a fixed, monthly fee from the HMOs for each covered life in exchange for assuming responsibility for the provision of medical services. Total medical services net revenue related to Foundation approximated 51% and 38% for fiscal 1999 and 1998, respectively. Total medical services net revenue relating to Humana approximated 34% and 19% for fiscal 1999 and 1998, respectively. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided.

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid healthcare services with HMOs.

Approximately 4% and 10% of the Company's medical services net revenue in fiscal 1999 and 1998, respectively, is earned through contracts, which are directly between the payor (i.e., hospital), and the Company. These contracts provide for payments to the Company based upon a fixed percentage of the hospital's charges related to the services provided by the Company to patients of the hospital.

Certain of the Company's services are paid based on a reasonable cost methodology. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the payor. Changes in the estimated settlements recorded by the Company may be adjusted in future periods as final settlements are determined.

Revenue from the Medicare and Medicaid programs, accounted for approximately 4%, 50% and 69% of the Company's net patient service revenue for the years ended June 30, 1999, 1998 and 1997, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Medical Service Expense--The Company contracts with or employs various health care providers to provide medical services to its patients. Primary care physicians are compensated on either a salary or capitation basis. For patients enrolled under capitated managed care contracts, the cost of specialty services are paid on either a fee for service, per diem or capitation basis.

The cost of health care services provided or contracted for is accrued in the period in which it is provided. In addition, the Company provides for claims incurred but not yet reported based on past experience together with current factors. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Although considerable variability is inherent in such estimates, management believes that the amounts accrued are adequate.

Reinsurance (stop-loss insurance)--Reinsurance premiums are reported as health care cost which are included in medical service expense in the accompanying statements of operations, and reinsurance recoveries are reported as a reduction of related health care costs.

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation--The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and all entities in which the Company has a greater than 50% voting interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Changes in the estimates are charged or credited to operations as the estimates are revised.

Reclassifications--Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS

Physician Practices

On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., a wholly-owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisitions included the purchase of AARDS, INC., a Florida corporation formerly known as Norman B. Gaylis, M.D., Inc., of Rosenbaum, Weitz & Ritter, Inc., a Florida corporation, and of Arthritis & Rheumatic Disease Specialties, Inc., a Florida corporation, from Sheridan Healthcare, Inc. (collectively "AARDS") The aggregate purchase price was approximately $3,300,000. As a result of the acquisitions, purchase price in excess of the fair value of the net tangible assets acquired of approximately $2,149,000 was recorded and was being amortized over a weighted average life of 14 years. The consolidated financial statements include the accounts of these acquisitions from the date of the acquisitions.

In connection with the purchase of AARDS, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by the principals of AARDS. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In August 1998, the Company paid approximately $2,000,000 to ZAG in connection with the cancellation of the put/call agreement of which $115,000 was paid in cash and the remaining $1,885,000 was paid by issuing 575,000 shares of the Company's common stock with a fair market value of approximately $1,600,000 million. In the event that the common stock issued does not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the contract stipulates that the Company shall pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. The management agreement was terminated upon the cancellation of the put/call agreement. The total amount paid in connection with the cancellation of the put/call agreement was included in cost in excess of tangible assets acquired on the accompanying balance sheet and was being amortized over a weighted average life of 14 years. Based on the current market price of the Company's common stock, additional consideration of approximately $1,600,000 in cash or approximately 2,352,000 shares of the Company's common stock would have to be issued.

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED)

On March 12, 1999, the Company ceased all operations of these practices. The Company recorded a loss on disposal of approximately $4,200,000 which consisted principally of losses on tangible assets sold or disposed of plus write-off of the goodwill associated with the operations, including the costs in excess of tangible assets acquired associated with the cancellation of the ZAG put/call agreement.

Home Health Services

On September 19, 1997, the Company acquired the stock of Maxicare, Inc. ("Maxicare"), a Florida based home health agency for $4,200,000 including approximately $900,000 of liabilities assumed. In addition, $300,000 of additional purchase price is contingent upon maintaining various performance criteria and, if earned, would be due in equal installments in September 1999 and 1998. Management and the former owner are still evaluating whether or not the performance criteria have been met. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $3,048,000 and is being amortized using the straight-line method over a weighted average life of 18 years. The consolidated financial statements include the accounts of Maxicare since the date of acquisition. As discussed in Note 1, during fiscal 1999 management determined that the intangible assets associated with Maxicare were impaired.

Radiology Services

On December 1, 1997, the Company acquired the assets of Beacon Healthcare Group for $2,200,000 in cash and 83,000 shares of the Company's common stock with a value of $490,000. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $2,000,000 and has been amortized using the straight-line method over a weighted average life of 17 years. On December 27, 1998, the Company sold the stock of the diagnostic imaging services subsidiary (the "Subsidiary") for a cash purchase price of $120,000. Prior to the sale, the Subsidiary conveyed through dividends all of the accounts receivable of the Subsidiary to the Company. All obligations existing on the date of sale remained the obligations of the Company. As a result of this transaction, the Company recorded a loss on disposal of approximately $4,152,000, including a write off of approximately $1,800,000 of costs in excess of the net assets acquired, and an accrual for operating leases not assumed by the buyer which expire through 2007 of approximately $1,000,000.

Rehabilitation Management Services

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc., collectively referred to as "RMS", for a total purchase price of approximately $10,500,000, including acquisition costs of approximately $500,000. RMS operates numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient rehabilitation services. The acquisition was accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $6,160,000 and was being amortized using the straight-line method over a weighted average life of 15 years. On April 8, 1999, the Company sold substantially all the assets of RMS to Kessler Rehabilitation of Florida, Inc. ("Kessler") for $5,500,000 in cash and the assumption of certain liabilities. The Company recorded a loss on sale of approximately $6,800,000, including the write off of the unamortized costs in excess of net assets acquired of approximately $5,700,000. The consolidated financial statements included the accounts of RMS from the date of purchase to the date of sale. A member of the Company's Board of Directors at the time of the sale is also a director of Kessler.

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED)


Managed Care Services

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

On January 1, 1998, the Company acquired certain of the assets of Medical Services Organization, Inc. ("MSO") for a total purchase price of $4,260,000. MSO provides healthcare services at outpatient centers through capitated managed care contracts. The Company paid $2,560,000 in cash and entered into a note payable totaling $1,700,000. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $4,260,000 and is being amortized using the straight-line method over 10 years. The amortization period is based on the remaining life of the contract acquired. The note is payable in six equal monthly installments beginning May 1, 1998. At June 30, 1999 the note had been paid in full. In addition, the Company is obligated to pay the owners of MSO an additional purchase price up to a maximum amount of $25,000,000 based on the annualized net revenues of the acquired contract for the twelve month period ended December 31, 1998, as adjusted under the terms of the acquisition agreement with the former owner of MSO, times a multiple of 4.25. The additional purchase price, if any, may be paid entirely in Common Stock of the Company; however the Company may, at its discretion, pay 50% of the additional purchase price in cash. Based on the performance of the contract for that period, the Company has not paid or accrued for any additional purchase price. Furthermore, as discussed in Note 1, Management has determined that the intangible assets of MSO are impaired. The consolidated financial statements include the accounts of MSO since the date of purchase.

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

In August 1998, the Company purchased the contracts of CareMed Inc. ("CareMed"), a managed care healthcare company which owns or has agreements with approximately 30 physician practices. The total purchase price was approximately $6,700,000, of which $4,200,000 was paid at closing and the remaining balance is payable in equal monthly installments over the ensuing 24 months. The entire purchase was in excess of the net tangible assets acquired and it was being amortized over 10 years. As discussed in Note 1, Management has determined that the intangible assets associated with this operation were impaired. The consolidated financial statements included the accounts of CareMed since the acquisition date.

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSAL (CONTINUED)


Other

On December 31, 1996 (the "Effective Date"), the Company purchased the 25% minority interest in a 75% owned subsidiary for 40,000 shares of Continucare common stock, $0.0001 par value, having a market value of $204,000 on the Effective Date. Such amount was offset against a receivable due from the minority shareholder. As a result, the minority interest on Continucare's consolidated balance sheet, approximately $195,000 as of the Effective Date, was eliminated and a loss on the purchase of minority interest of approximately $9,000 was recorded.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the above transactions had been completed at the beginning of the year preceding the respective transaction dates. The pro forma data gives effect to actual operating results prior to the transactions and adjustments to depreciation, interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the transactions had occurred at an earlier date or that may be obtained in the future. Included in expenses for the year ended June 30, 1999, are impairment charges of $11,717,073 due to the write-down of certain intangible assets related to continuing subsidiaries, while the loss on disposals of $15,361,289 has been excluded in the pro forma amounts below.

                                                                         YEAR ENDED JUNE 30,
                                                               1999              1998              1997
                                                           ------------      ------------      -----------
                                                                             (Unaudited)

         Total revenues ..............................     $161,039,157      $ 90,185,985      $79,441,279
                                                           ============      ============      ===========

         Net loss.....................................     $(27,571,235)     $(10,688,205)     $  (707,096)
                                                           ============      ============      ===========

         Basic and diluted loss per
           common share ..............................     $      (1.91)     $      (0.85)     $      (.07)
                                                           ============      ============      ===========

NOTE 4 - NOTES RECEIVABLE

In the first quarter of fiscal 1998, the Company assigned the accounts receivable related to its behavioral health programs and assigned its behavioral health management contracts to third parties in exchange for notes receivable in the aggregate amount of $7,800,000. The Company recorded no gain or loss on the assignment since the amount received approximated the net book value of the assets assigned. The notes receivable are to be paid over a five year term with interest to accrue at 9% per annum. The notes receivable are secured by all the assets of the behavioral health business.

During fiscal 1998, the Company determined that these notes receivable were impaired and increased its allowance for doubtful accounts against these notes receivable by approximately $3,800,000. Of this amount, approximately $1,500,000 was recorded in the fourth quarter. The Company did not recognize any interest income on these notes in fiscal 1998 or 1999. During fiscal 1999, the Company determined that these notes had been further impaired and increased its allowance for doubtful accounts by approximately $1,500,000. The balance of the notes at June 30, 1999, net of the allowance, is $0. The Company will apply all payments to principal with interest being recognized on a cash basis after all principal has been paid.

                             CONTINUCARE CORPORATION

NOTE 4 - NOTES RECEIVABLE (CONTINUED)

During fiscal 1999 the Company accepted $29,700 in cash and 66,192 shares of the Company's common stock in full satisfaction of a $340,000 receivable from a former employee of the Company and a promissory note due from the same former employee of $46,750. The shares were valued at $2.75 per share and are included in Treasury Stock at June 30, 1999.

NOTE 5 - EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:


                                                                   JUNE 30,              ESTIMATED
                                                         ----------------------------   USEFUL LIVES
                                                            1999             1998        (IN YEARS)
                                                         -----------      -----------   ------------

         Furniture, fixtures and equipment .........     $ 1,995,740      $ 8,727,597       3-5
         Furniture and equipment under capital lease         252,712          252,712         5
         Vehicles ..................................              --           68,515         5
         Leasehold improvements ....................         145,887          827,654         5
                                                         -----------      -----------
                                                           2,394,339        9,876,478
         Less accumulated depreciation .............      (1,296,050)      (4,380,453)
                                                         -----------      -----------
                                                         $ 1,098,289      $ 5,496,025
                                                         ===========      ===========

Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was $1,481,439, $969,007 and $157,749, respectively. Accumulated amortization for furniture and fixtures under capital lease agreements was $117,948 at June 30, 1999.

In connection with its acquisitions, the Company entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over 5 years and the Company has used incremental borrowing rates ranging from 9% to 35% per annum. In addition, the Company entered into capital leases during fiscal 1999 which, in conjunction with its various business disposals (see Note 3), were canceled or transferred to the purchasers of those businesses.

Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,

         2000 ....................................................     $129,932
         2001 ....................................................       90,402
         2002 ....................................................       37,660
         2003 ....................................................        1,256
         2004 ....................................................           --
                                                                       --------
                                                                        259,250
         Less amount representing imputed interest ...............       23,162
                                                                       --------
         Present value of obligation under capital lease .........      236,088
         Less current portion ....................................      112,652
                                                                       --------
         Long-term capital lease obligation ......................     $123,436
                                                                       ========

                             CONTINUCARE CORPORATION

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable due 2002 (the "Notes"). As previously discussed in
Note 1, the Company defaulted on its April 30, 1999 semi-annual payment of interest on the Notes.

On August 12, 1998, the Company redeemed $1,000,000 of the Notes and recorded an extraordinary gain on retirement of debt of $130,977. The Company used cash from operations to redeem the Notes. On July 2, 1999, the Company redeemed an additional $4,000,000 of the Notes as described in more detail in the following paragraphs. Also, as described in the following paragraphs, subsequent to June 30, 1999, the Company reached an agreement in principle with the remaining Note holders which will modify the terms of the Notes. At the time the Notes were issued, interest on the Notes was payable semiannually beginning April 30, 1998. The Notes could be converted into shares of common stock of the Company at a conversion price of $7.25 per share at any time after 60 days following the date of initial issuance which is adjusted upon the occurrence of certain events. In addition, the Notes are redeemable, in whole or in part, at the option of the Company at any time on or after October 31, 2000, at the redemption prices (expressed as a percentage of the principal amount) set forth below for the 12-month period beginning October 31 of the years indicated:


         2000 ...............................  104.00%
         2001 ...............................  102.00%

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

As described in the notes to these financial statements, throughout fiscal 1999 the Company experienced adverse business operations. In order to avoid having to seek bankruptcy protection, and to strengthen itself financially, the Company during the past fiscal year undertook a Business Rationalization Program by divesting itself of certain unprofitable operations and by closing other underperforming subsidiary divisions. In addition, the Company undertook a Financial Restructuring Program designed to strengthen its financial condition (See Note 1).

On April 30, 1999 (the "Default Date"), the Company defaulted on its semi-annual payment of interest on the Notes. Within thirty (30) days of the Default Date, the Company commenced negotiations with an informal committee of the holders of the Notes. On the default date, the outstanding principal balance of the Notes was $45,000,000 and the related accrued interest was approximately $1,800,000. On July 2, 1999 the Company purchased $4,000,000 face value of the Notes for approximately $200,000. The resulting pre-tax gain on extinguishment of debt of approximately $3,800,000 was recognized on July 2, 1999.

On September 29, 1999 the Company announced an agreement in principle with the holders of the Notes to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accruing through October 31, 1999 (the "Debenture Settlement"). The terms of the proposed Debenture Settlement are as follows: (a) $31,000,000 of the outstanding principal of the Notes will be converted, on a pro rata basis, into the Company's common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest accrued on the

                             CONTINUCARE CORPORATION

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES PAYABLE (CONTINUED)

Notes through October 31, 1999 will be forgiven (approximately $3,300,000); (c) the interest payment default on the remaining $10,000,000 principal balance of the Notes will be waived and the debentures will be reinstated on the Company's books and records as a performing non-defaulted loan (the "Reinstated Subordinated Debentures"); (d) the Reinstated Subordinated Debentures will bear interest at the rate of 7% per annum commencing November 1, 1999; and (e) the conversion rate for the Reinstated Subordinated Debentures will be modified as follows:

                      TERM                          CONVERSION RATE
-------------------------------------------------------------------

Through October 31, 2000.........................       $7.25
November 1, 2000 to Maturity.....................       $2.00

and (f) the Company will obtain a financially responsible person (the "Guarantor") to personally guaranty a $3,000,000 bank credit facility (the "New Credit Facility") for the Company. In consideration for providing the guaranty the Company will issue to the Guarantor 3,000,000 shares of the Company's common stock. The New Credit Facility will replace the Company's existing bank Credit Facility and it will additionally be used to finance the Company's working capital and capital expenditure requirements

The Company has agreed to convene a meeting of its Shareholders before December 31, 1999 in order to obtain shareholder approval of the Debenture Settlement.

The successful completion of the proposed Debenture Settlement is subject to a number of significant risks and uncertainties including, but not limited to, the need to draft and execute a final settlement agreement with the Note holders, the need to consummate the New Credit Facility, and the need to obtain shareholder ratification of the Debenture Settlement prior to December 31, 1999.

NOTE 7 - LONG-TERM DEBT

The following long-term debt was outstanding as of June 30, 1999 and 1998.


                                                             1999          1998
                                                          -----------------------

Contract Modification Note...........................     $3,644,337    $      --
Acquisition Note.....................................      1,804,605      850,000
Credit Facility......................................      1,064,255           --
Other Outstanding Notes..............................      1,741,502           --
                                                          -----------------------
                                                           8,254,699      850,000
Less Current Portion.................................      6,857,946      850,000
                                                          -----------------------

Long-Term............................................     $1,396,753    $      --
                                                          =======================

Contract Modification Note--Effective August 1, 1998, the Company entered into two amendments to its professional provider agreements with an HMO. The amendments, among other things, extended the term of the original agreement from six to ten years and increased the percentage of Medicare premiums received by the

                             CONTINUCARE CORPORATION

NOTE 7 - LONG-TERM DEBT (CONTINUED)

Company effective January 1, 1999. In exchange for the amendments, the Company signed a $4.0 million non interest bearing promissory note (the "Note") with the HMO of which $1,000,000 will be paid over the 12 months commencing January 1999 and the remaining $3,000,000 over the ensuing 24 months. The note was recorded net of imputed interest. None of the payments required under the Note have been paid. The total amount in arrears is $365,647 at June 30, 1999. As the Company is not in compliance with the terms of the Note, the outstanding balance has been classified as current in the accompanying consolidated balance sheet. The $4,000,000 cost, net of imputed interest calculated at 8%, or approximately $500,000, is included in other intangible assets on the accompanying consolidated balance sheet and is being amortized over 9.6 years, the remaining term of the contract.

Acquisition Note--In August 1998, the Company, through its Continucare Managed Care Subsidiary, purchased professional provider contracts with approximately 30 physicians from an unrelated entity. The total purchase price was approximately $6,700,000 of which $4,200,000 was paid in cash at closing and the remaining $2,500,000 is payable in equal monthly installments over the ensuing 24 months. The note is noninterest bearing. The Company has imputed interest at 8%. The Company has repaid $625,000 of the note and is in arrears for $416,667 at June 30, 1999. Since the Company is not in compliance with the terms of the purchase agreement, the outstanding balance has been classified as current in the accompanying consolidated balance sheet. The purchase price was included in other intangible assets on the accompanying consolidated balance sheet and was being amortized over 10 years, the term of the contracts. However, later in fiscal 1999 management determined that these assets were impaired, as discussed in Note 1, and the unamortized balance was written-off.

Bank Note--In August 1998, the Company entered into a credit facility (the "Credit Facility") with a bank which provides for a $5,000,000 Acquisition Facility and a $5,000,000 Revolving Loan. Under the terms of the Credit Facility, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate plus 250 basis points. Interest only on each acquisition advance under the Acquisition Facility is payable monthly in arrears for the first six months. Interest only on the Revolving Loan advances is payable quarterly in arrears. Commencing six months from the date of each acquisition advance, the acquisition advance shall be repayable in equal monthly amortization payments, based upon a five year amortization. The Company borrowed the entire $5,000,000 Acquisition Facility to fund acquisitions. In all events, the Revolving Loan matures and all unpaid principal and interest is due in full on August 31, 2001. The Company never utilized the Revolving Loan. During April 1999, the Company used approximately $4,000,000 of the net proceeds of the sale of its rehabilitative subsidiaries to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance of approximately $1,000,000 to the Bank by December 31, 1999. The Company continues to not be in compliance with certain non-monetary covenants under the Credit Facility and therefore, the total amount outstanding has been classified as a current liability in the consolidated balance sheet. The Credit Facility is secured by substantially all of the assets of the Company and contains restrictive covenants which, among other things, require the Company to maintain certain financial ratios, limits the incurring of additional debt, limits the payment of dividends and limits the amount of capital expenditures.

Other Outstanding Notes--In conjunction with the operation of its Home Health Divisions the Company has entered into five (5) repayment agreements (the "Repayment Agreements") with a governmental agency. These Repayments Agreements derive from various overpayments received by the Company for expenses that were expected to be generated in conjunction with Home Health patient care activities. Three of the four non interest bearing Repayment Agreements have a maturity date in the last calendar quarter of 2003. The fourth non interest bearing Repayment Agreements has a maturity date in the first quarter of 2004. One of the five Repayment Agreements has an interest rate of 13.50% and has a maturity date in the first quarter of 2004.

                             CONTINUCARE CORPORATION

NOTE 8 - EARNINGS PER SHARE

The following table sets forth share and common share equivalents used in the computation of basic and diluted earnings per share:

                                                                              YEAR ENDED JUNE 30,
                                                                     1999              1998              1997
                                                                 ------------      ------------      -----------

         Numerator for basic and dilutive earnings per share
            (Loss) income before extraordinary items .......     $(50,641,743)     $(14,982,935)     $ 1,706,675
            Extraordinary gain on extinguishment of debt ...          130,977                --               --
                                                                 ------------      ------------      -----------
            Net (loss) income ..............................     $(50,510,766)     $(14,982,935)     $ 1,706,675
                                                                 ============      ============      ===========

         Denominator
           Denominator for basic (loss) earnings per
             share-weighted average shares .................       14,451,493        12,517,503       10,406,089

           Effects of dilutive securities
           Employee stock options ..........................               --                --          275,214
                                                                 ------------      ------------      -----------

           Denominator for diluted (loss) earnings per
             share-adjusted weighted average shares and
             assumed conversions ...........................       14,451,493        12,517,503       10,681,303
                                                                 ============      ============      ===========

For additional disclosure regarding the employee stock options and warrants see
Note 11.

Basic and diluted loss per share for fiscal 1999 and 1998 are the same because the effect of common stock equivalents is antidilutive.

Options and warrants to purchase 1,138,500, 1,388,500, and 180,000 shares of the Company's Common Stock were outstanding at June 30, 1999, 1998, and 1997, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

NOTE 9 - RELATED PARTY TRANSACTIONS

For the year ended June 30, 1997, the Company provided certain management services to five facilities owned by two shareholders of Continucare, in return for a management fee based on Continucare's estimated cost of providing such services. The management fee charged was calculated based on the ratio of patient volume represented by the five facilities to total patient volume managed by Continucare, applied to certain of Continucare's expenses that were related to the provision of such services. The resulting management fee was recorded by Continucare as a reduction of the respective financial statement expense line items. For the fiscal year ended June 30, 1997, management fees related to this agreement were approximately $878,000. In April 1997, this agreement was terminated through a termination and settlement agreement entered into between Continucare and the shareholders (the "Termination and Settlement Agreement").

In addition, during the year ended June 30, 1997, Continucare had contracted with a company owned, in part, by two shareholders to provide certain managerial and administrative services to and on behalf of Continucare at cost. For the year ended June 30, 1997, total expenses incurred by the Company for these services totaled approximately $314,000 and are recorded in the appropriate expense categories in the consolidated statements of operations. This agreement was also terminated through the Termination and Settlement Agreement.

                             CONTINUCARE CORPORATION

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the fiscal year ended June 30, 1997, the Company was obligated under a note to a company owned by certain shareholders of the Company at that time. In April 1997, the Health Care Management Partners, Inc. (HCMP) Note was settled as part of the Termination and Settlement Agreement.

During the fiscal year ended June 30, 1998, the Company incurred expenses of $200,000 for consulting services provided by a corporation in which one of its shareholders is an executive officer of the Company. On September 18, 1998, the Company purchased the corporation for $115,000 in cash and 575,000 shares with a fair market value of approximately $1,600,000 of the Company's restricted common stock. Additional consideration is contingently due to the former owners based on the price of the Company's common stock at October 15, 1999 as described further in Note 3.

The Company rents various medical facilities and equipment from corporations owned by physician employees of the Company. General and administrative expenses for fiscal years ended June 30, 1999, 1998 and 1997 included $186,000, $305,000 and $89,000, respectively, under these lease agreements.

During fiscal years ended June 30, 1999 and 1998, the Company earned $ 379,442 and $381,000 in management fees from an entity whose executive officer was a director of the Company. At June 30, 1999, receivables totaling $760,442 are included in accounts receivable for these services and have been fully reserved.

NOTE 10 - SETTLEMENT OF FORMER SHAREHOLDER CLAIM

In July 1997, the Company received a demand for arbitration relating to a claim by a former shareholder of a predecessor of the Company alleging securities fraud in connection with the redemption of his shares. Pursuant to a settlement agreement entered into on June 12, 1998, the Company paid $2,000,000 in cash and on July 12, 1998 issued 300,000 shares of common stock (with a fair market value of $1,385,000) in settlement of this claim. The Company reflected this transaction at June 30, 1998 as an increase in treasury stock of $2,958,000 and legal settlement expense of $426,000, which was reflected as general and administrative expense in the fiscal 1998 consolidated statement of operations. The increase in treasury stock results in recording the treasury stock acquired at its fair market value at the redemption date.

NOTE 11 - STOCK OPTION PLAN AND WARRANTS

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

Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.25%, 5.5% and 6.32%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 82.5%, 66.4% and 63.6%, and a weighted-average expected life of the options of 10, 10 and 3 years.

                             CONTINUCARE CORPORATION

NOTE 11 - STOCK OPTION PLAN AND WARRANTS (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                   YEAR ENDED JUNE 30,
                                                                     1999                  1998               1997
                                                                 -------------         -------------       ----------

         Pro forma net (loss) income .......................     $ (52,046,336)        $ (17,730,428)      $  647,745
         Basic pro forma net (loss) income per share .......             (3.60)                (1.42)             .06
         Diluted pro forma net (loss) income per share .....     $       (3.60)        $       (1.42)      $      .06

The following table summarizes information related to the Company's stock option activity for the years ended June 30, 1999, 1998 and 1997:


                                                                 YEAR ENDED JUNE 30,
                                                  1999                      1998                   1997
                                         ----------------------    ---------------------   --------------------
                                                      WEIGHTED                  WEIGHTED               WEIGHTED
                                                      AVERAGE                   AVERAGE                 AVERAGE
                                          NUMBER      EXERCISE       NUMBER     EXERCISE    NUMBER     EXERCISE
                                         OF SHARES      PRICE       OF SHARES     PRICE    OF SHARES     PRICE
                                         ----------------------    ---------------------   --------------------
Outstanding at beginning of the year      1,388,500      $5.45        376,400      $6.26     100,000     $5.46
Granted ............................        562,500       5.90      1,238,000       5.53     276,400      6.54
Exercised ..........................             --         --        (17,000)      6.00          --        --
Forfeited ..........................       (812,500)     $5.58       (208,900)     $7.19          --     $  --
                                          ---------                 ---------              ---------
Outstanding at end of the year .....      1,138,500                 1,388,500               376,400
                                          =========                 =========              =========

Exercisable at end of the year .....        847,085                   727,171               266,400
                                          =========                 =========              =========
Weighted average fair value of
  options granted during the year ..     $     4.18                $     4.10              $    3.98
                                         ==========                ==========              =========

Stock options outstanding as of July 1, 1996 relate to options issued prior to the Zanart Merger.

                             CONTINUCARE CORPORATION

NOTE 11 - STOCK OPTION PLAN AND WARRANTS (CONTINUED)

The following table summarizes information about the options outstanding at June 30, 1999:

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
       RANGE          ---------------------------------------------------------------------------------------------
         OF                              WEIGHTED AVERAGE
      EXERCISE        OUTSTANDING AT        REMAINING       WEIGHTED AVERAGE         NUMBER        WEIGHTED AVERAGE
       PRICES          JUNE 30, 1999     CONTRACTUAL LIFE    EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
    ---------------------------------------------------------------------------------------------------------------

    $5.00-$7.25          1,138,500             8.53               $5.58             847,085              $5.60


In connection with the sale of the Notes (see Note 6), the Company issued warrants to purchase 200,000 shares of the Company's common stock with exercise prices ranging from $8.00 to $12.50 per share as a placement fee. The fair market value of the warrants at date of issuance was $775,000. This amount is being amortized, using the interest method, over the life of the Notes. During fiscal 1997, approximately $5,440,000 was received by the Company pursuant to the exercise of certain warrants which had been issued prior to the Company's merger with Zanart. During fiscal 1998,warrants to purchase 250,000 shares of common stock at $3.15 per share were exercised. The Company has 760,000 warrants outstanding at June 30, 1999 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.

Shares of common stock have been reserved for future issuance at June 30, 1999 as follows:

         Convertible subordinated notes...............................       6,206,897
         Warrants.....................................................         760,000
         Stock Options................................................       1,138,500
                                                                             ---------
         Total                                                               8,105,397
                                                                             =========

NOTE 12 - INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the provision for income taxes for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                                                    YEAR ENDED JUNE 30,
                                                           1999              1998             1997
                                                        ----------------------------------------------
         Current income taxes:
           Federal ................................     $        --       $(1,448,000)     $ 1,410,318
           State ..................................              --            33,000          241,423
                                                        ----------------------------------------------
             Total current ........................              --        (1,415,000)       1,651,741
                                                        ----------------------------------------------
         Deferred income taxes:
           Federal ................................              --           435,000         (398,752)
           State ..................................              --            71,000          (52,072)
                                                        ----------------------------------------------
             Total deferred .......................              --           506,000         (450,824)
                                                        ----------------------------------------------
         Total (benefit) provision for income taxes     $        --       $  (909,000)     $ 1,200,917
                                                        ==============================================

                             CONTINUCARE CORPORATION

NOTE 12 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                                                   JUNE 30,
                                                                    1999             1998            1997
                                                                --------------------------------------------
         Deferred tax assets:
            Bad debt and notes receivable reserve .........     $  4,065,794      $ 2,610,363      $ 712,418
            Depreciable/amortizable assets ................          762,486          845,133         26,010
            Alternative minimum tax credit ................          111,973          111,973             --
            Other .........................................          454,379          302,544             --
            Impairment charge .............................        3,540,577               --             --
            Net operating loss carryforward ...............        8,036,027        1,208,747             --
                                                                --------------------------------------------
            Deferred tax assets ...........................       16,971,236        5,078,760        738,428
         Deferred tax liabilities:
            Depreciation and amortization .................               --         (337,034)            --
            Change in tax accounting method ...............               --               --       (197,770)
            Specifically identified intangibles ...........               --         (954,894)            --
            Other .........................................          (23,126)         (23,126)       (34,959)
            Valuation allowance ...........................      (16,948,110)      (4,718,600)            --
                                                                --------------------------------------------
            Deferred tax liabilities ......................      (16,971,236)      (6,033,654)      (232,729)
                                                                --------------------------------------------
         Net deferred tax (liability) asset ...............     $         --      $  (954,894)     $ 505,699
                                                                ============================================

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 1997, management believed it was more likely than not that the tax benefit associated with certain temporary differences would be recognized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of $16,948,110 and $4,718,600 is necessary at June 30, 1999 and 1998, respectively, to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in the valuation allowance for the current period is $12,229,510. At June 30, 1999, the Company had available net operating loss carryforwards of $21,355,000, which expire in 2013 through 2019.

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate for the years ended June 30, 1999, 1998 and 1997 is as follows:

                                                                       1999           1998          1997
                                                                      ----------------------------------

         Statutory federal rate..................................     (34.0)%        (34.0)%        34.0%
         State income taxes, net of federal income tax benefit...      (2.6)          (3.6)          4.1
         Goodwill and other non-deductible items.................      10.1            1.0           0.4
         Change in valuation allowance...........................      24.2           28.5            --
         Other...................................................       2.3            2.4           0.7
                                                                       ---------------------------------
         Effective (benefit) tax rate                                   0%            (5.7)%        39.2%
                                                                       =================================

                             CONTINUCARE CORPORATION

NOTE 13 - EMPLOYEE BENEFIT PLAN

As of January 1, 1997, the Company adopted a tax qualified employee savings and retirement plan covering the Company's eligible employees. The Continucare Corporation 401(k) Profit Sharing Plan and Trust (the "401(k) Plan") was amended and restated on July 1, 1998. The 401(k) Plan is intended to qualify under
Section 401 of the Internal Revenue Code (the "Code") and contains a feature described in Code Section 401(k) under which a participant may elect to have his or her compensation reduced by up to 16% (subject to IRS limits) and have that amount contributed to the 401(k) Plan. On February 1, 1999, the Internal Revenue Service issued a favorable determination letter for the 401(k) Plan.

Under the 401(k) Plan, new employees who are at least eighteen (18) years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to reduce their compensation by the lesser of 16% of their annual compensation or the statutorily prescribed annual limit of $10,000 (for 1999) and have the reduced amount contributed to the 401(k) Plan. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. Such matching contributions were $51,512 for the year ending June 30, 1998. There were no matching contributions for the years ending June 30, 1997 or 1999. Participants in the 401(k) Plan do not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.

Under the 401(k) Plan, each participant directs the investment of his or her 401(k) Plan account from among the 401(k) Plan's many options. During fiscal 1999, the 401(k) Plan underwent an integration and conversion process by which:
(i) certain 401(k) plans of subsidiaries purchased through past acquisitions were merged into the 401(k) Plan; and (ii) the 401(k) Plan's valuation system was converted from a quarterly to a daily valuation.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements--The Company maintains employment agreements with certain officers and key executives expiring at various dates through July 2001. In addition, one employment agreement provides for one additional year term for each year of service by the executive. The agreements provide for annual base salaries in the aggregate of approximately $1,300,000, annual increases, bonuses and stock option grants. The employment agreements with certain officers also provide that in the event of a change in control of the Company, as defined therein, each officer is entitled to an acceleration of the remainder of the officer's term and the automatic vesting of any unvested stock options.

Insurance--The Company maintains policies for general and professional liability insurance jointly with each of the providers. Coverage under the policies is $1,000,000 per incident and $3,000,000 in the aggregate. It is the Company's intention to renew such coverage on an on-going basis.

                             CONTINUCARE CORPORATION

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases--The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was $4,520,866, $2,426,416 and $357,339 for the years ended June 30, 1999, 1998 and
1997 respectively. Future annual minimum payments under such leases as of June 30, 1999 are as follows:

         For the fiscal year ending June 30,
         2000........................................  $   910,425
         2001........................................      411,916
         2002........................................      349,151
         2003........................................      276,768
         2004........................................      180,525
                                                       -----------
            Total....................................  $ 2,128,785
                                                       ===========

Concentrations of Revenues - For the years ended June 30, 1999 and 1998, the Company generated approximately 31% and 36% respectively of total revenues from Foundation Health Corporation Affiliates. Humana Medical Plans, Inc. accounted for an additional 48% and 17%, respectively, of total revenues in fiscal 1999.

For the year ended June 30, 1997, the Company generated approximately 68.0% of total revenues from Community Mental Health Centers owned by two individuals. Additionally, during the same period, approximately 10.5% of total revenues were derived from a certain hospital chain. No other facility and/or chain accounted for 10% or more of the Company's total revenues.

The Company is a party to the case of JAMES N. HOUGH, Plaintiff, v. INTEGRATED HEALTH SERVICES, INC., a Delaware corporation, and REHAB MANAGEMENT SYSTEMS, INC., a Florida corporation ("RMS"), and CONTINUCARE REHABILITATION SERVICES, INC., a Florida Corporation. Mr. Hough was the founder and former Chief Executive Officer and President of RMS. Mr. Hough sold RMS to Integrated Health Services, Inc., ("HIS"), and entered into an Employment Agreement (the "Employment Agreement") with HIS. RMS was acquired by Continucare in February 1998. Mr. Hough is seeking damages from the Employment Agreement and is alleging breach of contract. His initial demand of $1,100,000 was rejected by the Company and the Company intends to vigorously defend the claim.

The Company is a party to the case of MANAGED HEALTHCARE SYSTEMS ("MHS") v. CONTINUCARE CORPORATION & CONTINUCARE HOME HEALTH SERVICES, INC. MHS is alleging breach of contract and is seeking damages in excess of $1,000,000. The Company believes the action has little merit and intends to vigorously defend the claim.

The Company is a party to the case of KAMINE CREDIT CORPORATION ("Kamine") as assignee of TRI COUNTY HOME HEALTH V. CONTINUCARE CORPORATION. Kamine is alleging breach of contract and is seeking damages in excess of $5,000,000. The Company moved to dismiss this motion on February 1, 1999, which motion is still pending. The Company believes the action has little merit and intends to vigorously defend the claim.

In connection with the Company's Business Rationalization Program, the Company has closed or dissolved certain subsidiaries, some of which had pending claims against them. The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business--including, but not limited to, claims related to the alleged malpractice of employed and contracted medical

                             CONTINUCARE CORPORATION

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

In its third quarter report on Form 10-Q for the fiscal year ended June 30, 1999, the Company disclosed a disagreement with an HMO regarding certain claims expense information. During the fourth quarter of 1999, the Company and the HMO performed a review of this information for the period through March 31, 1999, and reached an agreement which did not require an adjustment in the Company's recorded liability to the HMO through such date.

In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage maintained by the Company, is likely to have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 15 - VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's Valuation and Qualifying Accounts consists of the following:


                                                                                YEAR ENDED JUNE 30,
                                                                     1999              1998              1997
                                                                 -----------------------------------------------

Allowance for doubtful accounts related to accounts receivable:
Balance at beginning of period...............................    $  2,071,000       $ 1,061,000      $   147,000
Provision for doubtful accounts..............................       4,655,000         1,010,000        1,818,000
Write-offs of uncollectible accounts receivable..............        (974,000)               --         (904,000)
                                                                 -----------------------------------------------
Balance at end of period.....................................    $  5,752,000       $ 2,071,000      $ 1,061,000
                                                                 ===============================================

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period...............................    $  5,510,000       $   742,000      $   742,000
Provision for doubtful accounts..............................       1,541,000         4,768,000               --
Write-offs of uncollectible notes receivable.................              --                --               --
                                                                 -----------------------------------------------
Balance at end of period.....................................    $  7,051,000       $ 5,510,000      $   742,000
                                                                 ===============================================

Tax valuation allowance for deferred tax assets:
Balance at beginning of period...............................    $  4,718,600       $        --      $        --
Additions, charged to cost and expenses......................      12,229,510         4,718,600               --
Deductions...................................................              --                --               --
                                                                 -----------------------------------------------
Balance at end of period.....................................    $ 16,948,110       $ 4,718,600      $        --
                                                                 ===============================================

EXHIBIT INDEX


   Exhibit    Description
   -------   -----------------------------------------
    10.18    Second Amendment to Acquisition Facility.

    10.19    Lease Termination Agreement.

     21.1    Subsidiaries of the Company.

     23.1    Consent of Ernst & Young LLP

     23.2    Consent of Deloitte & Touche LLP.

     27.1    Financial Data Schedule.