Form 10-K/A
period 1999-06-30
CONTINUCARE CORP
filed 1999-10-28
CIK 803352

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


    80 S.W. 8TH STREET, SUITE 2350
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at October 7, 1999 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $6,517,563.

         Number of shares outstanding of each of the registrant's classes of Common Stock at October 7, 1999: 14,540,091 shares of Common Stock, $.0001 par value per share.

================================================================================

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         The executive officers and directors of Continucare are as follows:

NAME                                         AGE     POSITION
------------------------------------------   ---     ------------------------------------------------------------
Charles M. Fernandez...............           37     Chairman of the Board, Chief Executive Officer and President

Phillip Frost, M.D.................           63     Vice Chairman of the Board

Spencer Angel......................           33     Executive Vice President, Chief Operating Officer and Director

Neil Flanzraich....................           56     Director

Carlos E. Padron...................           34     Director



         CHARLES M. FERNANDEZ co-founded Continucare in February of 1996 and has been involved in all aspects of its operations since that time serving as its Chairman of the Board, President and Chief Executive Officer. Since 1985 and prior to founding Continucare, Mr. Fernandez was the Executive Vice President and Director of Heftel Broadcasting Corporation ("HBC"), a public company owning a network of radio stations. At HBC, Mr. Fernandez was involved in the acquisition of 17 broadcast companies and played an instrumental role in HBC's growth in revenues from $4 million in 1985 to approximately $65 million in 1995. Mr. Fernandez has also been a director of IVAX Corporation, a Florida corporation ("IVAX") since June 1998. Mr. Fernandez has also served as the Chairman of Hispanic Internet Holdings, Inc. since July 1999.

         PHILLIP FROST, M.D. has served as Vice Chairman of Continucare since September 1996. Dr. Frost has served, since 1987, as Chairman of the Board and Chief Executive Officer of IVAX, the world's largest generic pharmaceutical manufacturer. He served as IVAX's President from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1970 to 1992. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceutical, Inc. from 1972 to 1986. He is Vice Chairman of the Board of Directors of North American Vaccine, Inc., Chairman of the Board of Directors of Whitman Education Group, which is engaged in proprietary education and a director of Northrup Grumman which is in the aerospace industry. He is Vice Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

         SPENCER ANGEL has served as Executive Vice President and Chief Operating Officer since July 12, 1999 and as a member of the Board of Directors since September 30, 1999. Mr. Angel has served, since 1996, as Director, Chief Executive Officer, President and Treasurer of Harter Financial, Inc. a diversified consulting firm providing services relating to mergers and acquisitions, financing and reorganization. See "Certain Relationships and Related Transactions." Mr. Angel served as President and CEO of Fidelity Medical, Inc. and Director, President and CEO of Medical Laser Technologies, Inc. makers of Digital X-Ray Picture Archiving and Communications System for Cardiac Catheterization labs. He was the Secretary, Treasurer and Director of Autoparts Warehouse, Inc. from September 1997 to January 1999. From December 1994 through August 1996 Mr. Angel was President of 5 East 41 Check Cashing Corp. a company engaged in the payroll service and armored car business. From July 1994 to December 1994 Mr. Angel was a consultant to Zion Financial Group, Inc. a venture capital company. From November 1991 to July 1994 Mr. Angel was an associate with Platzer, Fineberg & Swergold, a law firm specializing in bankruptcy related matters.

         NEIL FLANZRAICH has served as a director since January 26, 1999. He has served as the Vice Chairman and President of IVAX since May 1998. From September 1995 to May 1998, Mr. Flanzraich was a shareholder and served as Chairman of the Life Sciences Legal Practice at the law firm of Heller Erhman White & McAuliffe. Prior to his position at the law firm, Mr. Flanzraich was the Senior Vice

President and General Counsel of Syntex Corporation, an international diversified life science company, which was acquired by Roche Holding, Ltd.

         CARLOS E. PADRON was appointed as a director in October 1999. He is a partner with the law firm of Vila, Padron & Carrillo, P.A. and has practiced with the firm since 1991. Mr. Padron also serves on the board of Caribbean Cigar Company, S.A., Inter-Continental Cigar Corporation and Transcontinental Investment, Inc.

         Officers serve at the pleasure of the board of directors, subject to the terms of any employment agreements. See "-Employment Agreements."

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

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by Continucare and its subsidiaries to or on behalf of (i) our Chief Executive Officer, (ii) the most highly compensated executive officers who was serving as an executive officer at the end of the last fiscal year, whose total annual salary and bonus, determined as of the end of the fiscal year ended June 30, 1999, exceeded $100,000 and (iii) two individuals for whom disclosure would have been provided, but for the fact that they were not serving as executive officers at the end of the last fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                      ANNUAL COMPENSATION                              COMPENSATION
                              ------------------------------------                   -----------------
                                                                         OTHER       NO. OF SECURITIES
         NAME AND             FISCAL                                     ANNUAL         UNDERLYING        ALL OTHER
    PRINCIPAL POSITION         YEAR      SALARY ($)     BONUS ($)     COMPENSATION        OPTIONS        COMPENSATION
---------------------------   ------     ----------     ----------    ------------   -----------------   ------------
Charles M. Fernandez,          1999        352,782        15,000               (1)            -0-               -0-
  President and Chief          1998        334,547             0               (1)       100,000                -0-
  Executive Officer........    1997        327,880        70,000(7)      36,360(2)            -0-               -0-

Susan Tarbe, Executive         1999        184,230            -0-              (1)                          50,000(3)
  Vice President and           1998        168,462            -0-              (1)            -0-            3,167(4)
  General Counsel(5).......    1997         97,000        40,000(6)            (1)       100,000             1,118(4)

Norman B. Gaylis, M.D.
  Senior Vice President,
  Chief Operating Officer      1999        328,846            -0-              (1)            -0-               -0-
  of Physician Practice        1998        464,193            -0-              (1)        50,000                -0-
  Division(8)..............    1997         92,094        50,000(7)           -0-             -0-               -0-

Bruce Altman
  Chief Financial
  Officer(9)...............    1999        104,615        10,000               (1)        62,500                -0-

-------------------

(1) The total perquisites and other personal benefits provided is less than 10% of the total annual salary and bonus to such officer.
(2) Includes $13,155 in car allowance and $20,205 in insurance benefits.

(3) Includes a severance payment of $25,000 in August 1999 and a severance payment of $25,000 in September 1999.
(4) Reflects matching contributions to the Company's 401(k) plan which is earned during the fiscal year indicated but not paid until the following fiscal year.
(5) Mrs. Tarbe joined the Company in September 1996 and resigned in September 1999.
(6) Includes a signing bonus in the amount of $2,500 and a bonus paid in September 1997 for services rendered in fiscal 1997.
(7) Represents a bonus paid in fiscal 1998 for services rendered in fiscal 1997.
(8) Dr. Gaylis joined the Company in April 1997 and resigned in March 1999.
(9) Mr. Altman joined the Company in October 1998 and resigned in April 1999.


OPTION GRANTS DURING FISCAL 1998

         OPTION GRANTS TABLE. The following table sets forth certain information concerning grants of stock options made during fiscal 1999 to each of the Named Executive Officers. We did not grant any stock appreciation rights in fiscal 1999.


                                 INDIVIDUAL OPTION GRANTS IN 1999 FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------
                            SHARES OF                                             POTENTIAL REALIZABLE VALUE AT ASSUMED
                           COMMON STOCK                                         ANNUAL RATES OF STOCK PRICE APPRECIATION
                            UNDERLYING      % OF TOTAL                                    FOR OPTION TERM (1)
                             OPTIONS        GRANTED TO      OPTION   EXPIRATION ----------------------------------------
          NAME               GRANTED         EMPLOYEES     PRICE($)     DATE             5%                 10%
-------------------------  ------------     ----------     --------  ---------- ------------------   -------------------
Charles M. Fernandez                0           --            --         --              --                 --

Susan Tarbe                         0           --            --         --              --                 --

Norman B. Gaylis, M.D.              0           --            --         --              --                 --

Bruce Altman                   62,500(2)     38.5%(3)       $5.125    7/15/99         201,443            510,496

------------------

(1) The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the Common Stock.
(2) Mr. Altman resigned from his position as Chief Financial Officer in April 1999 and his options expired in July 1999.
(3) Based upon 162,500 options granted during fiscal 1999.

AGGREGATED OPTION EXERCISES IN 1999 AND YEAR END OPTION VALUES

         The following table sets forth information with respect to (i) the number of unexercised options held by the Named Executive Officers as of June 30, 1999, and (ii) the value as of June 30, 1999 of unexercised in-the-money options. No options were exercised by any of the Named Executive Officers in 1999.

                                        NUMBER OF SECURITIES                         VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED OPTIONS                    IN-THE-MONEY OPTIONS
                                          AT JUNE 30, 1999                          AT JUNE 30, 1999 ($)(1)
                               ----------------------------------------     ----------------------------------------
                                 EXERCISABLE           UNEXERCISABLE          EXERCISABLE           UNEXERCISABLE
                               ------------------  --------------------     -----------------  ---------------------
Charles M. Fernandez                110,000                25,000                  0                      0

Susan Tarbe                          80,000                20,000                  0                      0

Norman B. Gaylis, M.D.               33,334                16,666                  0                      0

Bruce Altman                         31,250                31,250                  0                      0

------------------

(1) Market value of shares covered by in-the-money options on June 30, 1999, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

DIRECTOR COMPENSATION

         Our directors do not currently receive any cash compensation for service on the board of directors but may be reimbursed for certain expenses in connection with attendance at board of director meetings or other meetings on our behalf. Our directors are eligible to receive options under the Continucare Stock Option Plan.

EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with Charles M. Fernandez, Susan Tarbe, Norman B. Gaylis and Bruce Altman. Mr. Fernandez's employment agreement is for a term of three years plus one additional year for each year of service and became effective on September 11, 1996, and provides for an annual base salary of $350,000 and a bonus of $100,000 payable in 20 equal installments of $5,000 over the first five years of such agreement. Pursuant to the terms of Mr. Fernandez's employment agreement, he may receive additional bonuses at the discretion of the Board. Mr. Fernandez is prohibited from competing with the Company for the duration of his employment agreement and for a period of two years thereafter unless he is terminated without cause, and he is additionally prohibited from disclosing confidential information. If Mr. Fernandez is terminated without cause, Mr. Fernandez is entitled to receive his base salary for a period of three years following the effective date of termination and any amount of unpaid bonus. In June 1999 Mr. Fernandez voluntarily reduced his annual salary to $275,000. On October 1, 1999 Mr. Fernandez entered into an employment modification agreement which provided for the further reduction in Mr. Fernandez's annual salary to $250,000 and a bonus commencing with the fiscal year commencing July 1, 1999, to equal 5% of Continucare's EBITDA in excess of $3 million for the fiscal year. His modified employment agreement provides that if Mr. Fernandez is terminated without cause, Mr. Fernandez is entitled to receive his base salary for one year after his termination. Pursuant to the terms of his modified agreement, Mr. Fernandez is prohibited from competing with Continucare for a period of six months following his termination, unless terminated without cause.

         Ms. Tarbe's employment agreement, as amended, was effective until August 24, 2001, and provided for an annual base salary of $185,000 and a bonus as may be determined by the Chairman and approved by the Board. Under the terms of Ms. Tarbe's employment agreement, she received an option to purchase 100,000 shares of the Company at $5.00 per share. Upon a change in control of the Company, Ms. Tarbe was entitled to an acceleration of the remainder of her employment agreement and automatic vesting of any unvested portion of her aforementioned option. Ms. Tarbe is prohibited from competing with the Company for the duration of her employment agreement and for a period of ninety days thereafter unless she is terminated without cause, and she is additionally prohibited from disclosing confidential information. Ms. Tarbe resigned from Continucare in September 1999, at which time her employment agreement was terminated. Ms. Tarbe received $50,000 in severance payments.

         Dr. Gaylis' employment agreement was for a period of four years commencing April, 1997, and provided for an annual base salary of $450,000 renewable at the sole discretion of the Company, subject to adjustment upon certain conditions. Under the terms of Dr. Gaylis' employment agreement, Dr. Gaylis was entitled to annual incentive compensation of 50% of earnings before interest, taxes, depreciation and amortization ("EBITDA") derived from his professional services at designated offices where EBITDA is in excess of $365,000. Dr. Gaylis is prohibited from competing with the Company and soliciting any employee or contractor of the Company for the duration of his employment agreement and for a period of two years thereafter. Additionally, Dr. Gaylis is prohibited form disclosing confidential information. Dr. Gaylis resigned from Continucare in March 1999, at which time his employment agreement was terminated.

         Mr. Altman's employment agreement was for a period of two years commencing on August 24, 1998 and provided for an annual base salary of $160,000 and a bonus equal to at least 10% of his base salary and any additional bonus as may be determined by the compensation committee. Under the terms of Mr. Altman's employment agreement, he received an option to purchase 62,500 shares of common stock at a $5.125 exercise price. Upon a change of control, Mr. Altman was entitled to an acceleration of the remainder of his employment agreement, up to a maximum of one year salary and the automatic vesting of the stock option. Mr. Altman is prohibited form competing with Continucare for the duration of his employment agreement and for a period of ninety days thereafter unless he is terminated without cause, and he is additionally prohibited from disclosing confidential information. Mr. Altman resigned from Continucare in April 1999, at which time his employment agreement was terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Dr. Phillip Frost, Chairman of our compensation committee, is also a director and executive officer of IVAX Corporation. Mr. Fernandez serves on the Board of Directors of IVAX Corporation. During fiscal 1999, Mr.

Fernandez served on the board of directors of Frost Hanna Capital Group, Inc. Mark Hanna, President and a director of Frost Hanna Capital Group, Inc., served on our compensation committee in fiscal 1999 until his resignation in February 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of October 25, 1999 concerning the beneficial ownership of the common stock by (i) each person known by Continucare to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the directors and director nominees who own our shares, (iii) Named Executive Officers (as defined hereafter), and (iv) all of our executive officers and directors as a group. All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person's spouse.

              NAME AND ADDRESS                      AMOUNT AND NATURE OF                     PERCENT OF
             OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)                 COMMON STOCK(2)
--------------------------------------------     ---------------------------            --------------------
Charles M. Fernandez                                       1,454,167(3)                          9.8%
   80 S.W. 8th Street
   Miami, FL 33131

Spencer Angel                                                200,800(4)                          1.4
   80 S.W. 8th Street
   Miami, FL 33131

Dr. Phillip Frost                                          2,414,133(5)                         16.3
   4400 Biscayne Boulevard
   Miami, FL  33137

Neil Flanzraich                                                    0                              0
  4400 Biscayne Boulevard
  Miami, FL 33137

Carlos E. Padron                                              10,000                              *
   338 Minorca Avenue
   Coral Gables, FL 33134

Susan Tarbe                                                   80,000(6)                           *
   80 S.W. 8th Street
   Miami, FL 33131

Bruce Altman                                                       0                              0
   80 S.W. 8th Street
   Miami, FL 33131

Strategic Investment Partners, Ltd.                        2,250,000(7)                         15.3
   Kaya Flamboyan 9
   Willemstad, Curacao
   Netherlands Antilles

Franklin Resources, Inc.                                   2,620,607(8)                         15.1
   777 Mariners Island Boulevard
   San Mateo, CA

Pecks Management Partners Ltd.                             1,862,069(8)                         11.2
   One Rockefeller Plaza
   Suite 900
   New York, NY

All directors and executive officers                       4,079,100(9)                         27.3
   as a group (5 persons)



--------------------

*   Less than one percent.

(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial owner" of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2) Based on 14,740,091 shares outstanding as of October 25, 1999.
(3) Includes (i) 1,316,667 shares of Common Stock are owned of record by the Fernandez Family Limited Partnership, (ii) 27,500 shares held directly by Mr. Fernandez and (iii) 110,000 shares of Common Stock underlying options granted that are currently exercisable.
(4) Includes (i) 800 shares held by Ark Angel, Inc. and (ii) 200,000 shares held by Harter Financial, Inc.

(5) Based on the most recent Schedule 13D, includes (i) shares owed beneficially through Frost Nevada Limited Partnership and Frost-Nevada Corporation and
    (ii) 75,000 shares of common stock underlying options granted that are currently exercisable.
(6) Represents shares of common stock underlying options granted which are currently exercisable, but expire on December 16, 1999.
(7) Based on the most recent Schedule 13D, beneficial ownership of these shares is shared by (i) Quasar Strategic Partners LDC, (ii) Quantum Industrial Partners LDC, (iii) QIH Management Advisor, L.P., (iv) QIH Management, Inc.,
    (v) Soros Fund Management LLC, (vi) Mr. Stanley F. Druckenmiller and (vii) Mr. George Soros.
(8) Represents shares of Common Stock that may be issued upon the conversion (at a conversion price of $7.25) of 8% Convertible Subordinated Notes due 2002 issued by the Company on October 30, 1997. Share information based on the most recent Schedule 13G.
(9) Includes 185,000 shares of Common Stock underlying options granted that are currently exercisable.

         On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes due 2002 (the "Notes"). The Company defaulted on its
April 30, 1999 semi-annual payment of interest on the Notes. In September 1999 the Company announced that it had reached an agreement in principle with the holders of the remaining $41,000,000 Notes outstanding that includes, among other terms, the conversion on a pro rata basis of $31,000,000 principal balance of Notes into the Company's common stock at a conversion rate of $2.00 (or 15,500,000 shares of common stock). In connection with this agreement in principle, the Company is required to obtain a guarantor to personally guarantee a $3,000,000 bank facility. In consideration for providing the guaranty, the Company will issue the guarantor 3,000,000 shares of the Company's common stock. The successful completion of the proposed agreement is subject to a number of significant risks and uncertainties including, but not limited to, the need to draft and execute a final settlement agreement with the holders of the Notes, the need to consummate a new credit facility, and the need to obtain shareholder ratification of the agreement on or before December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         On May 4, 1999 the Company retained Harter Financial, Inc. ("Harter") to negotiate a consensual restructuring (the "Restructuring") of the Company's obligations to holders of the 8% Convertible Subordinated Notes due 2002. As compensation for its services, Harter received a retainer fee of $50,000. In October 1999, the Company's Board of Directors approved additional compensation to be paid to Harter of $150,000 and the issuance of 200,000 shares of the Company's common stock. Mr. Angel, the Company's executive vice president, chief operating officer and director is also director, chief executive officer, president, treasurer and a shareholder of Harter.

         In April 1999 the Company sold substantially all of the assets of one of its subsidiaries to Kessler Rehabilitation of Florida, Inc. ("Kessler") for $5,500,000. Mr. Looloian, a director of the Company during fiscal 1999, was also a director of Kessler at the time of the sale.

         In February 1997, the Company entered into an agreement with Bally Total Fitness ("Bally"), relating to the establishment of outpatient rehabilitation centers at Bally fitness centers. During the fiscal year ended June 30, 1999, the Company earned $381,000 in management fees from Bally and, as of June 30, 1999, $760,442 was included in accounts receivable for these services. The Bally agreement was terminated in April 1999. Mr. Looloian, a director of the Company during fiscal 1999 is an affiliate of Bally.

         On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., a wholly owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices, including practices (the "Practices") affiliated with Norman G. Gaylis, M.D., a former executive officer of the Company. In connection with the acquisition, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"). Dr. Gaylis is an affiliate of ZAG. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In August 1998, the Company entered into an agreement with ZAG (the "ZAG Agreement") pursuant to which, (i) the management agreement was terminated and (ii) the Company paid approximately $2 million to ZAG in connection with the cancellation of the put/call agreement of which $115,000 was paid in cash and the remaining $1,885,000 was paid by issuing 575,000 shares (the "ZAG Shares") of the Company's common stock with a fair market value of approximately $1.6 million. The ZAG Agreement also included provisions that, in the event that the ZAG Shares did not have an aggregate fair market value of $1,885,000 on October 15, 1999, the Company could be obligated to pay additional cash consideration or issue additional shares of its common stock (the "Additional Consideration") so that the aggregate value of the ZAG Shares would equal $1,885,000. Based on the value of the Company's common stock on October 15, 1999, Additional Consideration of approximately $1,562,000 in cash or approximately 2,777,000 shares of the Company's common stock could be required to be issued under the ZAG Agreement. Also, effective March 1999 Continucare transferred substantially all of the assets of the Practices to Dr. Gaylis (excluding cash and accounts receivables) in exchange for Dr. Gaylis assuming certain liabilities and a cash payment of $39,000 to Dr. Gaylis. The Company is currently reviewing these transactions including the obligations under the ZAG Agreement.
                                       7

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

         (a)(3)   Exhibits

            3.1 Restated Articles of Incorporation of Company, as amended.(4)
            3.2      Restated Bylaws of Company.(4)
            4.1      Form of certificate evidencing shares of Common Stock.(4)
            4.2 Indenture, dated as of October 30, 1997, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to 8% Convertible Subordinated Notes due 2002.(9)
            4.3 Registration Rights Agreement, dated as of October 30, 1997, by and between the Company and Loewenbaum & Company Incorporated.(9)
            4.4 Continucare Corporation Amended and Restated 1995 Stock Option Plan.(11)
            10.1 Employment Agreement between the Company and Charles M. Fernandez dated as of September 11, 1996.(2)
            10.2 Employment Agreement between the Company and Susan Tarbe dated as of September 23, 1996.(3)
            10.3 Agreement and Plan of Merger by and among Continucare Corporation, Zanart Entertainment Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996.(1)
            10.4 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., AARDS, Inc. and Sheridan Healthcorp. Inc.(6)
            10.5 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., Rosenbaum, Weitz & Ritter, Inc. and Sheridan Healthcorp, Inc.(6)
            10.6 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Medical Management, Inc., Arthritis & Rheumatic Disease Specialties, Inc. and Sheridan Healthcare, Inc.(6)
            10.7 Acquisition Facility ($3,000,000), Revolving Credit Facility ($2,000,000) and Security Agreement among Continucare Corporation, Borrower and First Union National Bank of Florida, dated November 14, 1996, as amended on March 4, 1997.(7)
            10.8 Lease Agreement, dated as of the 29th day of August 1996, between Miami Tower Associates Limited Partnership and Continucare Corporation, as amended.(8)
            10.9 Physician Employment Agreement, dated as of the 10th day of April, 1997, by and between Arthritis and Rheumatic Disease Specialties, Inc. and Norman Gaylis, M.D.(8)
            10.10 First Amendment, dated as of the 17th day of September, 1997, to Employment Agreement, dated August 23, 1996, between the Company and Susan Tarbe.(8)
            10.11 Employment Agreement, dated as of the 20th day of October, 1997, by and between Continucare Corporation and Joseph P. Abood.(8)
            10.12 Placement Agreement, dated as of October 27, 1997, between the Company and Loewenbaum & Company Incorporated (the "Placement Agent").(9)

            10.13 Purchase Agreement, dated as of September 4, 1997, by and among Continucare Corporation, Continucare Physician Practice Management, Inc., a wholly owned subsidiary of Continucare Corporation, DHG Enterprises, Inc. f/k/a Doctor's Health Group, Inc. and Doctor's Health Partnership, Inc., both Florida corporations, and Claudio Alvarez and Yvonne Alvarez.(10)
            10.14 Stock Purchase Agreement, dated as of February 13, 1998, by and among Continucare Corporation, Continucare Rehabilitation Services, Inc., Integrated Health Services, Inc., Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc.(12)
            10.15 Asset Purchase Agreement, dated as of April 7, 1998, by and among: (i) SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., Broward Managed Care, Inc., each a Florida corporation; (ii) First Medical Corporation, a Delaware corporation and First Medical Group, Inc., a Delaware corporation; and (iii) CNU Acquisition Corporation, a Florida corporation. (13) and (15)
            10.16 Asset Purchase Agreement, dated as of August 18, 1998, by and among: (i) Caremed Health Systems, Inc.; (ii) Caremed Medical Management, Inc.; Caremed Health Administrators, Inc., each a Florida corporation; and (iii) Continucare Managed Care, Inc., a Florida corporation.(16)
            10.17 Asset Purchase Agreement, dated April 7, 1999, by and among: (i) Kessler Rehabilitation of Florida, Inc., a Florida Corporation; Rehab Management Systems, Inc., a Florida Corporation; Continucare Occmed Services, Inc., a Florida Corporation; and Continucare Corporation, a Florida Corporation.(17)
            10.18 Second Amendment To Acquisition Facility, revolving Credit Facility and Security Agreement among Continucare Corporation, Borrower and First Union National Bank of Florida, dated April 7, 1999(19).
            10.19 Lease Termination Agreement as of the 28th day of June 1999, between NOP 100 2nd Street Tower, LLC (Assignee in interest of Miami Tower Associates Limited Partnership) and Continucare Corporation.(19).
            10.20 Employment Agreement, dated July 12, 1999 between the Company and Spencer J. Angel.(20)
            10.21 First Amendment to Employment Agreement between the Company and Charles M. Fernandez, dated October 1, 1999.(20)
            21.1     Subsidiaries of the Company(19)
            23.1     Consent of Ernst & Young LLP(19)
            23.2     Consent of Deloitte & Touche LLP(19)
            27.1     Financial Data Schedule(19)
            99.1 Notification of failure to make the April 30, 1999 semi-annual payment of interest on its 8% Convertible Subordinated Notes Payable due 2002.(18)


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

              (11) Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.
              (12) Form 8-K dated February 13, 1998 and filed with the Commission on February 26, 1997.
              (13) Form 8-K dated April 14, 1998 and filed with the Commission on April 27, 1998.
              (14) Form 8-K dated May 6, 1998 and filed with the Commission on May 11, 1998.
              (15) Form 8-K/A dated May 11, 1998 and filed with the Commission on May 15, 1998.
              (16) Form 8-K dated and filed with the Commission on September 2, 1998.
              (17) Form 8-K dated April 21, 1999 and filed with the Commission on April 23, 1999.
              (18) Form 8-K dated April 30, 1999 and filed with the Commission on May 3, 1999.
              (19)   Form 10-K for the fiscal year ended June 30, 1999.
              (20)   Filed herewith.

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

                        CONTINUCARE CORPORATION

                        By:  /s/ Spencer J. Angel
                             ---------------------------------------
                             Spencer J. Angel
                             Executive Vice President and
                             Chief Operating Officer



Dated:   October 28, 1999

                                  EXHIBIT INDEX



     Exhibit        Description
----------------    ------------------------------------------------------------

      10.20 Employment Agreement, dated July 12, 1999 between the Company and Spencer J. Angel

      10.21 First Amendment to Employment Agreement between the Company and Charles M. Fernandez, dated October 1, 1999


      21.1*         Subsidiaries of the Company


      23.1*         Consent of Ernst & Young LLP


      23.2*         Consent of Deloitte & Touche LLP

      27.1*         Financial Data Schedule

--------------------------

*        Previously filed