Form 10-Q
period 1999-09-30
CONTINUCARE CORP
filed 1999-11-19
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-21910


                             CONTINUCARE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             FLORIDA                                     59-2716023
---------------------------------            ---------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


                           80 SOUTHWEST EIGHTH STREET
                                  SUITE 2350
                              MIAMI, FLORIDA 33130
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (305) 350-7515
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 2, 1999, the Registrant had 14,540,091 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                               PAGE
                                                                                               ----
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 1999 (Unaudited) and June 30, 1999 ...........      3
Consolidated Statements of Operations - Three Months Ended September 30, 1999 and 1998
   (Unaudited) ...........................................................................      4
Consolidated Statements of Cash Flows - Three Months Ended September 30, 1999 and 1998
   (Unaudited) ...........................................................................      5
Notes to Consolidated Financial Statements September 30, 1999 (Unaudited) ................      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS .......................................................................     10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................     15

PART II - OTHER INFORMATION

SIGNATURE PAGE ...........................................................................     16


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30, 1999   JUNE 30, 1999
                                                                        ------------------   -------------
                                                                             (UNAUDITED)        (NOTE 1)
                                     ASSETS

Current assets
   Cash and cash equivalents .........................................     $  2,254,549      $  3,185,077
   Accounts receivable, net of allowance for doubtful accounts of
    $5,752,000 at September 30, 1999 and June 30, 1999 ...............            6,350           302,166
   Other receivables .................................................          276,999           266,057
   Prepaid expenses and other current assets .........................          350,383           298,899
                                                                           ------------      ------------
       Total current assets ..........................................        2,888,281         4,052,199
Equipment, furniture and leasehold improvements, net .................          977,399         1,098,289
Cost in excess of net tangible assets acquired, net of
  accumulated amortization of $4,162,597 at September 30, 1999
  and $3,837,000 at June 30, 1999 ....................................       21,700,747        22,346,156
Deferred  financing  costs,  net of  accumulated  amortization  of
  $1,247,122 at September 30, 1999 and $1,208,000 at June 30, 1999 ...        2,151,398         2,551,811
Other assets, net ....................................................           84,418            69,165
                                                                           ------------      ------------
       Total assets ..................................................     $ 27,802,243      $ 30,117,620
                                                                           ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable ..................................................     $    781,407      $    842,442
   Accrued expenses ..................................................        2,349,745         2,358,346
   Accrued salaries and benefits .....................................        1,513,794         1,856,140
   Medical claims payable ............................................        6,051,770         4,825,081
   Convertible subordinated notes payable ............................       41,000,000        45,000,000
   Current portion of long-term debt .................................        6,686,129         6,857,946
   Accrued interest payable ..........................................        3,011,342         2,400,022
   Current portion of capital lease obligations ......................           92,249           112,652
                                                                           ------------      ------------
       Total current liabilities .....................................       61,486,436        64,252,629
Capital lease obligations, less current portion ......................          139,103           123,436
Long-term debt, less current portion .................................        1,517,277         1,396,753
                                                                           ------------      ------------
       Total liabilities .............................................       63,142,816        65,772,818
                                                                           ------------      ------------
Commitments and contingencies

Shareholders' deficit
   Common stock; $0.0001 par value; 100,000,000 shares
     authorized; 17,536,283 shares issued and 14,540,091 shares
     outstanding at September 30, 1999 and June 30, 1999 .............            1,455             1,455
   Additional paid-in capital ........................................       32,910,465        32,910,465
   Retained deficit ..................................................      (62,827,792)      (63,142,417)
   Treasury stock (2,996,192 shares) .................................       (5,424,701)       (5,424,701)
                                                                           ------------      ------------
     Total shareholders' deficit .....................................      (35,340,573)      (35,655,198)
                                                                           ------------      ------------
     Total liabilities and shareholders' deficit .....................     $ 27,802,243      $ 30,117,620
                                                                           ============      ============



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                  1999              1998
                                                             -------------      ------------
Revenue
     Medical services, net ..............................     $ 28,577,934      $ 48,674,972
     Management fees ....................................          504,559           282,927
                                                              ------------      ------------
       Subtotal .........................................       29,082,493        48,957,899
Expenses
     Medical services ...................................       27,432,190        41,385,623
     Payroll and employee benefits ......................        1,869,559         4,026,953
     Provision for bad debt .............................               --           250,525
     Professional fees ..................................          153,368           260,842
     General and administrative .........................        1,508,845         3,098,292
     Depreciation and amortization ......................          807,534         1,734,576
                                                              ------------      ------------
           Subtotal .....................................       31,771,496        50,756,811

Loss from operations ....................................       (2,689,003)       (1,798,912)
Other income (expenses)
     Interest income ....................................           18,576            53,658
     Interest expense ...................................       (1,071,145)         (955,864)
     Other ..............................................          280,000                --
                                                              ------------      ------------
Loss before extraordinary item ..........................       (3,461,572)       (2,701,118)
Extraordinary gain  on extinguishment of debt ...........        3,776,197           130,977
                                                              ------------      ------------
Net income (loss) .......................................     $    314,625      $ (2,570,141)
                                                              ============      ============
Basic and diluted (loss) earnings per common share:

     Loss before extraordinary item .....................     $       (.24)     $        .19
     Extraordinary gain on extinguishment of debt .......     $        .26      $        .01
                                                              ------------      ------------
     Net income (loss) ..................................     $        .02      $       (.18)
                                                              ============      ============
Weighted average shares outstanding
     Basic and diluted ..................................       14,540,091        14,063,892



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                                      --------------------------------
                                                                                            1999             1998
                                                                                      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ..............................................................     $   314,625      $(2,570,141)
   Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization including amortization
     of deferred loan costs .......................................................         964,142        1,734,576
     Amortization of discount on note payable .....................................          86,236               --
     Provision for bad debts ......................................................              --          250,525
     Gain on extinguishment of debt ...............................................      (3,776,197)        (130,977)
   Changes in assets and liabilities, excluding the effect of acquisitions and disposals:
     Decrease (increase) in accounts receivable ...................................         616,089         (187,866)
     Increase in prepaid expenses and other current assets ........................         (51,484)        (133,483)
     Decrease (increase) in other receivables .....................................         (10,942)         151,406
     Increase in other assets .....................................................         (15,252)         (12,783)
     Increase (decrease) in medical claims payable ................................       1,226,688         (159,021)
     Decrease in accounts payable and accrued expenses ............................        (411,982)        (186,856)
     Increase in accrued interest payable .........................................         824,653          895,101
                                                                                        -----------      -----------
Net cash used in operating activities .............................................        (233,424)        (349,519)
                                                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for acquisitions ...................................................              --         (579,137)
     Cash paid for purchase of contracts ..........................................              --       (4,225,000)
     Property and equipment additions .............................................         (24,566)        (352,402)
     Proceeds from notes receivable ...............................................              --           11,158
                                                                                        -----------      -----------
Net cash used in investing activities .............................................         (24,566)      (5,145,381)
                                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment to repurchase convertible subordinated notes .........................        (210,000)        (720,000)
     Principal repayments under capital lease obligation ..........................          (4,736)        (129,946)
     Payment on notes payable .....................................................        (457,802)        (901,252)
     Proceeds from note payable ...................................................              --        5,000,000
                                                                                        -----------      -----------
Net cash (used in) provided by financing activities ...............................        (672,538)       3,248,802
                                                                                        -----------      -----------
Net decrease in cash and cash equivalents .........................................        (930,528)      (2,246,098)
                                                                                        -----------      -----------
Cash and cash equivalents at beginning of period ..................................       3,185,077        7,435,724
                                                                                        -----------      -----------
Cash and cash equivalents at end of period ........................................     $ 2,254,549      $ 5,189,626
                                                                                        ===========      ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition ......................................................     $        --      $ 1,811,250
                                                                                        ===========      ===========
Note payable for purchase of contracts ............................................     $        --      $ 2,500,000
                                                                                        ===========      ===========
Notes payable issued for refunds due a third party payor for overpayments .........     $   320,273      $        --
                                                                                        ===========      ===========
Cash paid for interest ............................................................     $    18,870      $    60,763
                                                                                        ===========      ===========



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)



NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation ("Continucare" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

Certain reclassifications have been made to the prior year amounts to conform to the current year.

NOTE 2 - GENERAL

Continucare is a provider of integrated outpatient healthcare and home healthcare services in Florida. As of September 30, 1999 the Company operated, owned and/or managed: (i) eighteen Staff Model clinics in South and Central Florida; an Independent Practice Association with 107 physicians; and two Home Health agencies. For the three months ended September 30, 1999 approximately 51% of revenue was derived from managed care contracts with Humana Medical Plans, Inc.("Humana") and 45% of revenue was derived from managed care contracts with Foundation Health Corporation ("Foundation"). For the three months ended September 30, 1998, approximately 29% of revenue was derived from Humana and 49% was derived from Foundation.

Throughout fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, and a significant working capital deficiency developed. Furthermore, as discussed below and further in Note 3, the Company was unable to make the interest payments due April 30, 1999 and October 31, 1999 on the Company's Convertible Subordinated Notes Payable (the "Notes"). The Company's operating difficulties have in large part been due to the underperformance of various entities which were acquired in fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. In order to strengthen itself financially and remain a going concern, the Company, during fiscal 1999, divested itself of certain unprofitable operations and disposed of other underperforming assets. On April 30, 1999 (the "April Default Date") the Company defaulted on its semi-annual payment of interest on the Notes. The Company

                             CONTINUCARE CORPORATION

                         SEPTEMBER 30, 1999 (UNAUDITED)



NOTE 2 - GENERAL (CONTINUED)

also defaulted on the October 31, 1999 semi-annual interest payment on the Notes. On September 29, 1999 the Company announced an agreement in principle with the holders of the Notes to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accruing through October 31, 1999 (the "Debenture Settlement") (see Note 3). The successful completion of the proposed Debenture Settlement is subject to a number of significant risks and uncertainties including, but not limited to, the need to draft and execute a final settlement agreement with the holders of the Notes, the need to enter into a new credit facility, and the need to obtain shareholder approval of the Debenture Settlement prior to December 31, 1999.

To strengthen Continucare financially, the Company began a business rationalization program (the "Business Rationalization Program") during the fiscal year ended June 30, 1999 to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, Continucare sold or closed its Outpatient Rehabilitation subsidiary, its Diagnostic Imaging subsidiary and specialty physician practices. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other employee-related costs). The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

NOTE 3 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of the Notes which accrue interest at 8% and are due on October 31, 2002. On August 12, 1998, the Company repurchased $1,000,000 of the Notes and recorded an extraordinary gain on retirement of debt of $130,977. As previously discussed in Note 2, on the "April Default Date, the Company defaulted on its semi-annual payment of interest on the outstanding Notes. Within thirty (30) days of the April Default Date, the Company commenced negotiations with an informal committee of the holders of the Notes. On the April Default Date, the outstanding principal balance of the Notes was $45,000,000 and the related accrued interest was approximately $1,800,000.

On July 2, 1999, the Company repurchased $4,000,000 of the Notes for $210,000 and recorded a gain on extinguishment of debt of $3,776,197. The Company funded the purchase of the Notes from working capital. The Company has not provided for income taxes on the gain because it believes that it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the transaction.

On October 31, 1999 (the "October Default Date") the Company defaulted on its semi-annual payment of interest on the outstanding Notes. The total amount of accrued interest on the outstanding Notes at October 31, 1999 was approximately $3,300,000.

On September 29, 1999 the Company announced an agreement in principle with the holders of the Notes to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accruing through October 31, 1999 (the "Debenture Settlement"). The

                             CONTINUCARE CORPORATION

                         SEPTEMBER 30, 1999 (UNAUDITED)



NOTE 3 - CONVERTIBLE SUBORDINATED NOTES PAYABLE  (CONTINUED)

terms of the proposed Debenture Settlement are as follows: (a) $31,000,000 of the outstanding principal of the Notes will be converted, on a pro rata basis, into the Company's common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest accrued on the Notes through October 31, 1999 will be forgiven (approximately $3,300,000);
(c) the interest payment default on the remaining $10,000,000 principal balance of the Notes will be waived and the Notes will be reinstated on the Company's books and records as a performing non-defaulted loan (the "Reinstated Subordinated Debentures"); (d) the Reinstated Subordinated Debentures will bear interest at the rate of 7% per annum commencing November 1, 1999; (e) the conversion rate for the Reinstated Subordinated Debentures will be modified as follows:

                      TERM                        CONVERSION RATE
         --------------------------------------------------------

         Through October 31, 2000 .............     $   7.25
         November 1, 2000 to Maturity .........     $   2.00

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

The successful completion of the proposed Debenture Settlement is subject to a number of significant risks and uncertainties including, but not limited to, the need to draft and execute a final settlement agreement with the holders of the Notes, the need to consummate the New Credit Facility, and the need to obtain shareholder ratification of the Debenture Settlement prior to December 31, 1999.

NOTE 5 - CREDIT FACILITY

In August 1998, the Company entered into a credit facility with First Union Bank (the "Credit Facility"). The Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. Since December 31, 1998 the Company has not been in compliance with the terms and conditions of the acquisition facility. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation Subsidiary to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. At September 30, 1999 and June 30, 1999, respectively, the outstanding balance of the Credit Facility was approximately $709,000 and $1,000,000 and is included in Current Portion of Long-Term Debt on the accompanying consolidated financial statements.

NOTE 5 - EARNINGS PER SHARE

Options and warrants to purchase 1,138,500 and 1,451,000 shares of the Company's common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

                             CONTINUCARE CORPORATION

                         SEPTEMBER 30, 1999 (UNAUDITED)



NOTE 6 - CONTINGENCIES

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

 In connection with the Company's Business Rationalization Program, the Company has closed or dissolved certain subsidiaries, some of which had pending claims against them. The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business -- including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in the Company's Form 10-K for the period ended June 30, 1999, including the following: the success or failure of the Company in implementing its current business and operational strategies; the ability of the Company to consummate the Debenture Settlement on the terms specified in such Debenture Settlement and the timing of such consummation; the approval of the Debenture Settlement by the Company's shareholders; the successful implementation of the Company's Business Rationalization Program and Financial Restructuring Program; the availability, terms and access to capital and custormary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; unexpected costs of year 2000 compliance or failure by the Company or other entities with which it does business to achieve compliance; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

GENERAL

         Continucare is a provider of integrated outpatient healthcare and home healthcare services in Florida. As of September 30, 1999, the Company operated, owned and/or managed: eighteen Staff Model clinics in South and Central Florida; an Independent Practice Association with 107 physicians; and two Home health agencies.

Throughout fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, and a significant working capital deficiency developed. Furthermore, as discussed below under "Liquidity and Capital Resources" and in Note 3 of the consolidated financial statements, the Company was unable to make the interest payments due April 30, 1999 and October 31, 1999 on the 8% Convertible Subordinated Notes Payable due 2002 (the "Notes").The Company's operating difficulties have in large part been due to the underperformance of various entities which were acquired in fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. To strengthen Continucare financially, the Company began a business rationalization program (the "Business Rationalization Program") during the fiscal year ended June 30, 1999 to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, Continucare sold or closed its Outpatient Rehabilitation subsidiary, Diagnostic Imaging subsidiary and specialty physician practices. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other costs) during the fiscal year ended June 30, 1999. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The statements of operations include the operations of acquisitions made during the three months ended September 30, 1998 from their respective acquisition dates.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATED TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

Medical services revenue for the three month period ended September 30, 1999 decreased 41% to approximately $28,578,000 from approximately $48,675,000 for the three month period ended September 30, 1998. The decrease in medical service revenue was principally a result of (i) the Company's disposal of certain underperforming assets and subsidiaries (the "Rationalized Entities") during Fiscal 1999 and (ii) a reduction in the number of patients for whom the Company is at risk through its Independent Practice Association ("IPA"). IPA Medicare patients decreased by approximately 50% for the three months ended September 30, 1999 compared with the three months ended September 30, 1998 which resulted in a decrease in revenue of approximately $7,300,000, and the Company is no longer at risk for IPA commercial patients under one of its contracts which accounted for approximately $4,500,000 in revenues during the three months ended September 30, 1998. During the three months ended September 30, 1998, medical services revenue from the Rationalized Entities was approximately $8,487,000. Revenue received under the Company's contracts with HMO's amounted to 96% and 78% of medical services revenues in the three months ended September 30, 1999 and 1998, respectively.

EXPENSES

Medical services expenses represent the direct cost of providing medical services to patients as well as the medical claims incurred by the Company under capitated contracts with HMOs. The costs of the medical services provided include the salaries and benefits of health professionals providing the services, insurance and other costs necessary to operate the centers. Medical claims costs represent the cost of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by capitated arrangements with HMOs. Medical services expenses for the three month period ended September 30, 1999 were approximately $27,432,000 or 96% of medical services revenue, compared to approximately $41,386,000 or 85% of medical services revenue for the three month period ended September 30, 1998. The increase in medical services expenses as a percentage of medical services revenue resulted primarily from increased average medical claims per patient for which the Company is at risk through certain of its managed care agreements with HMOs. During the three months ended September 30, 1998, medical services expenses from the Rationalized Entities was approximately $5,575,000. The remainder of the decrease in medical services expenses is due to the decrease in the number of patients for whom the Company is at risk through its IPA.

Payroll and employee benefits for administrative personnel was approximately $1,870,000 for the three months ended September 30, 1999, or 6.4% of revenues, compared to approximately $4,027,000 or 8.2% of revenue for the three months ended September 30, 1998. The decrease in these costs as a percent of revenues is primarily due to the rationalization of employees. Payroll and employee benefits for the Rationalized Entities was approximately $1,642,000 for the three months ended September 30, 1998.

General and administrative expenses for the three months ended September 30, 1999 were approximately $1,509,000 or 5.2% of revenues compared to approximately $3,098,000 or 6.3% of revenues for the three months ended September 30, 1998. The decrease in general and administrative expense as a percent of revenues resulted from a reduction of overhead costs as part of the Company's Business Rationalization Program. During the three months ended September 30, 1998 general and administrative expenses from the Rationalized Entities was approximately $1,642,000.

Amortization expense of intangible assets was approximately $645,000 for the three months ended September 30, 1999, as compared to approximately $1,091,000 for the three months ended September 30, 1998. Amortization expense for the Rationalized Entities was approximately $266,000 for the three months ended September 30, 1998. Additionally, during fiscal year ended June 30, 1999, the Company determined that approximately $11,700,000 of other intangible assets were impaired and, accordingly, wrote off the impaired assets. Amortization expense related to these impaired assets which was included in the three months ended September 30, 1998 totaled approximately $309,000.

Bad debt expense for the three months ended September 30, 1998, was related to certain of the Rationalized Entities which generated revenues primarily through fee-for-service billings to third party payors and individual patients. The absence of bad debt expense for the three months ended September 30, 1999 is directly attributable to the increase in revenue received under the Company's HMO contracts, for which bad debt expense is nominal.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 1999 was approximately $2,689,000 or 9.2% of total revenues, compared to an operating loss of approximately $1,799,000, or 3.7% of total revenues for the three months ended September 30, 1998. The operating loss of the Rationalized Entities for the three months ended September 30, 1998 was approximately $1,090,000. The increase in loss from operations as a percentage of total revenues is primarily due to increased average medical claims per patient for which the Company is at risk under its various managed care agreements with HMOs.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

In July, 1999, the Company recorded an extraordinary gain on extinguishment of debt of approximately $3,776,000 as a result of repurchasing $4,000,000 of its outstanding convertible subordinated notes payable for a cash payment of $210,000 and the write-off of related deferred financing costs and accrued interest payable. The Company has not provided for income taxes on the gain because it believes that it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the transaction. (See Note 3 of the consolidated financial statements). In August, 1998, the Company recorded an extraordinary gain on extinguishment of debt of approximately $130,000 as a result of repurchasing $1,000,000 of the Notes for a cash payment of approximately $700,000 and the write-off of related deferred financing costs and accrued interest payable.

Net income for the three months ended September 30, 1999 was approximately $315,000 compared to a net loss of approximately $2,570,000 for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The discussion herein has been prepared assuming that the Company will continue as a going concern. In order to strengthen itself financially and remain a going concern, the Company, during the fiscal year ended June 30, 1999, divested itself of certain unprofitable operations and disposed of other underperforming assets.

The Company did not make the April 30, 1999 (the "April Default Date") semi-annual payment of interest on its Subordinated Notes Payable or the October 31, 1999 (the "October Default Date") semi-annual payment. The amount of interest due as of April 30, 1999 was $1,800,000. Within thirty (30) days of the April Default Date, the Company commenced negotiations with an informal committee of the holders the Notes to restructure a portion of the debt and related interest in exchange for common stock and to obtain terms on the remaining portion of the debt that are more favorable to the Company.

On July 2, 1999 the Company repurchased $4,000,000 face value of its Notes for approximately $210,000, recognizing a gain on extinguishment of debt of approximately $3,776,000. The Company funded the purchase of the Notes from working capital. On September 29, 1999 the Company announced an agreement in principle with the holders of the Notes to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accruing through October 31, 1999. (See Note 3 of the Company's Consolidated Financial Statements.)

In August 1998, the Company entered into a credit facility with First Union Bank (the "Credit Facility"). The Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. Since December 31, 1998 the Company has not been in compliance with the terms and conditions of the acquisition facility. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation Subsidiary to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. At September 30, 1999 and June 30, 1999, respectively, the outstanding balance of the Credit Facility was approximately $709,000 and $1,000,000 and is included in Current Portion of Long-Term Debt in the accompanying consolidated financial statements.

The Company's loss before extraordinary gain on extinguishment of debt was approximately $3,462,000. Net cash used in operating activities for the three months ended September 30, 1999 was approximately $233,000 due primarily to the loss before the extraordinary item, offset by non-cash amortization and depreciation expenses of approximately $1,050,000, an increase in medical claims payable of approximately $1,227,000, a decrease in accounts receivable of approximately $616,000 and an increase in accrued interest payable of approximately $825,000.

          Net cash used in investing activities for the three months ended September 30, 1999 was approximately $25,000 for the purchase of computer equipment in conjunction with the Company's Year 2000 computer plan. Net cash used in financing activities for the three months ended September 30, 1999 was approximately $672,000, comprised primarily of $210,000 paid to redeem $4,000,000 of the Company's convertible subordinated notes payable, and approximately $458,000 of repayments on the Company's' Credit Facility and other notes payable.

         The Company's working capital deficit was approximately $58,598,000 at September 30, 1999, which includes the classification of $41,000,000 of the Notes as current liabilities due to the Company's default on the April 30, 1999 interest payment.

         The Company continues to take steps to improve its cash flow and profitability through the implementation of its Business Rationalization Program and Financial Restructuring Program by: (1) assessing the possible divestiture of non-profitable business units; (2) reducing personnel levels and other overhead costs; (3) negotiating with the holders of the Notes; and (4) renegotiating certain of its agreements with HMOs. While the Company believes that these measures will improve its cash flow and profitability, there can be no assurances that it will be able to implement any of the above steps and, if implemented, the steps will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

         If there are continuing operating losses, Continucare may need additional capital to fund its , and there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to Continucare. The incurring or assumption by the Company of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant effect on the Company's operations.

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

         The Company will utilize both internal and external resources to reprogram, or replace and test the software and patient care equipment for Year 2000 modifications. The Company anticipates completing the Year 2000 project by December 1, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $200,000 and is being funded through operating cash flows. Of the total projected cost, approximately $50,000 is attributable to the purchase of new software and patient care equipment, which will be capitalized. The remaining $150,000 will be expensed as incurred and is not expected to have a material effect on the Company's results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is a party to the case of MANAGED HEALTHCARE SYSTEMS ("MHS") V. CONTINUCARE CORPORATION & CONTINUCARE HOME HEALTH SERVICES, INC..MHS is alleging breach of contract and is seeking damages in excess of $1,000,000. The Company believes the action has little merit and intends to vigorously defend the claim.

The Company is a party to the case of KAMINE CREDIT CORPORATION ("KAMINE") AS ASSIGNEE OF TRI COUNTY HOME HEALTH V. CONTINUCARE CORPORATION. Kamine is alleging breach of contract and is seeking damages in excess of $5,000,000. The Company believes the action has little merit and intends to vigorously defend the claim.

In connection with the Company's Business Rationalization Program, the Company has closed or dissolved certain subsidiaries, some of which had pending claims against them. The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business -- including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage maintained by the Company, is likely to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At September 30, 1999, the Company was not (and currently is not) in compliance with certain covenants reuired under the terms of its Credit Facility. In April 1999, the Company entered into an amendment to its Credit Facility, which provides, among other things, for repayment of the remaining outstanding principal balance by December 31, 1999. At September 30, 1999, the principal balance outstanding was approximately $709,000.

The Company did not make the April 30, 1999 or October 31, 1999 semi-annual payments of interest on its Notes. At September 30, 1999 the Company had $41,000,000 principal amount of the Notes outstanding and the amount of interest due was approximately $3,007,000. (See Note 3 to the consolidated financial statements)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTINUCARE CORPORATION


Dated: November 18, 1999            By:  /s/ SPENCER J. ANGEL
                                       ----------------------------------------
                                       Chief Executive Officer, President and
                                       Principal Financial  Officer.