Form 10-K/A
period 1999-06-30
CONTINUCARE CORP
filed 2000-01-21
CIK 803352

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended: June 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _______________

                        Commission file number: 001-12115

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

Registrant's telephone number, including area code: (305) 350-7515 Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on which
 Title of each class                                registered
-----------------------                  -------------------------------
     COMMON STOCK,                            AMERICAN STOCK EXCHANGE
    $.0001 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at October 7, 1999 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $6,517,563.

     Number of shares outstanding of each of the registrant's classes of Common Stock at October 7, 1999: 14,540,091 shares of Common Stock, $.0001 par value per share.


================================================================================

                                 FORM 10-K INDEX



GENERAL

                                                                                                                    PAGE
PART I


Item 1.             Business.....................................................................................    15

Item 2.             Properties...................................................................................    28

Item 3.             Legal Proceedings............................................................................    28

Item 4.             Submission of matters to a Vote of Security Holders..........................................    29


PART II

Item 5.             Market for registrant's Common Equity and Related Shareholder Matters........................    30

Item 6.             Selected Financial Data .....................................................................    30

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations........    32

Item 7A.            Quantitative and Qualitative Disclosures about Market Risks..................................    40

Item 8.             Financial Statements and Supplementary Data..................................................    40

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    41


PART III

Item 10.            Directors and Executive Officers of the Registrant...........................................    42

Item 11.            Executive Compensation.......................................................................    43

Item 12.            Security Ownership of Certain Beneficial Owners and Management...............................    46

Item 13.            Certain Relationships and Related Transactions...............................................    47


PART IV

Item 14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    50



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

TROUBLED OPERATING HISTORY

         The Company's financial position has changed significantly since June 30, 1998. Throughout Fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, resulting in a significant working capital deficiency. Furthermore, as discussed below, the Company was unable to make certain of its scheduled interest payments. The Company's operating difficulties have in large part been due to the underperformance of various entities which were acquired in Fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997. The underperforming corporate entities referenced above included: Continucare Managed Care, Inc., Outpatient Radiology Services, Inc. f/k/a Continucare Outpatient Services, Inc., Continucare Physician Practice Management, Inc., Maxicare of Broward, Inc., Rehab Management Systems, Inc., and Continucare Medical Management, Inc. In addition, the Company's independent auditors included a paragraph in their auditors' report on the Company's consolidated financial statements at June 30, 1999 regarding the substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto for further discussion.

         The continued integration of Continucare's acquired businesses and its future ability to control costs is important to the Company's ongoing financial and operational performance. The anticipated benefits from several acquisitions were not achieved and the operations of these acquired businesses were not successfully combined with the ongoing operations of the Company in a timely manner. The process of integrating the acquired businesses caused the interruption and loss of momentum in the conduct of these businesses and had a material adverse effect on the Company's operations, financial results and cash flows. There can be no assurance that the Company will realize any of the anticipated benefits from its acquisitions. Many of the expenses arising from the Company's efforts to integrate operations have resulted in a negative effect on operating results. The Company believes that its efforts to integrate the Company's operations have been substantially completed and accounted for in prior fiscal years. The Company does not believe that any future expenses associated with these integrations will have a future material effect on the Company.

         All of the companies acquired by Continucare have recently or historically operated at a loss with the exception of the Staff Model Clinics. In Fiscal 1999 the Company undertook a business rationalization program (the "Business Rationalization Program") to divest certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to attempt to strengthen its financial performance. In connection with the implementation of the Business Rationalization Program, the Company considered a variety of factors in determining which entities to divest and which entities to reorganize. Some of the determining factors include: (i) projected changes in the cost structure; (ii) changes in reimbursement rates; (iii) changes in regulatory environment; (iv) loss of management personnel; (v) loss of contracts; and (vi) timely opportunity for disposal. As a result of this analysis, the Company has sold or closed its outpatient rehabilitation division, diagnostic imaging division and specialty physician practice division; however these divisions were sold for a loss. Although Continucare in Fiscal 1999, instituted a series of measures intended to reduce these losses and to operate the acquired businesses profitably, there can be no assurance that Continucare will reverse these trends or operate these entities profitably. If there are continuing operating losses at the acquired companies, Continucare may need additional capital to fund its business, and there can be no assurance that such additional capital can be obtained or, if obtained, it will be on terms acceptable to Continucare.

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

RISKS OF FINANCIAL LEVERAGE

         On April 30, 1999 the Company defaulted on its semi-annual payment of interest on its Subordinated Notes Payable. On September 29, 1999, the Company announced that it reached an agreement in principle with the holders of all of its outstanding Subordinated Notes Payable with regard to a consensual restructuring (the "Debenture Settlement"), see "Recent Developments - Debt Restructuring". The Consent to Supplemental Indenture and Waiver (the "Waiver") which sets forth the terms of the Debenture Settlement, was executed on December 9, 1999. The Debenture Settlement will not be fully effective unless, and until it is ratified by Continucare's shareholders at a meeting, although not required by law. In the September 29, 1999 agreement in principle the meeting was to be held by December 31, 1999, however, the Waiver extended the date by which shareholder approval must be received to February 15, 2000 ("Shareholder Approval Date"). While the Company believes it will receive adequate shareholder support, there can be no assurance to that effect. The inability of the Company to receive adequate shareholder support and satisfy the other conditions precedent of the Debenture Settlement could have a material adverse effect on the Company's business and future prospects and could force the Company to seek bankruptcy protection. Additionally, even if the Debenture Settlement is concluded, the degree to which Continucare continues to be leveraged could affect its ability to service its indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of certain business opportunities or obtain additional financing. Unexpected declines in Continucare's future business, or the inability to obtain additional financing on terms acceptable to Continucare, if required, could impair Continucare's ability to meet its debt service obligations or fund acquisitions and therefore, could have a material adverse effect on the Company's business and future prospects.

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

RELIANCE ON KEY CUSTOMERS; RELATED PARTY ISSUES

         In Fiscal 1999, the Company generated approximately 51% of its revenue from Foundation Health Corporation and approximately 34% of its revenues from Humana Medical Plan, Inc. In Fiscal 2000, there may be some decrease in the revenue derived from Foundation as a result of the Company's Business Rationalization Program, see "Business--General," and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contained elsewhere herein. The loss of any of these contracts or significant reductions in reimbursement rates could have a material adverse affect on the Company. See "Dependence on Contracts with Managed Care Organizations".

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

REIMBURSEMENT CONSIDERATIONS

         The Company receives reimbursement from the Medicare and Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although the Company derived less than 5% of its net patient service revenue directly from Medicare and Medicaid in fiscal 1999, a substantial portion of the Company's managed care revenues are based upon Medicare reimbursable rates. Therefore, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company.

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

         CORPORATE PRACTICE OF MEDICINE DOCTRINE. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. The Company currently operates only in Florida, which does not have a corporate practice of medicine doctrine with respect to the types of physicians employed by or that contract with the Company at this time. There, however, can be no assurance that such laws will not change or ultimately be interpreted in a manner inconsistent with the practices of the Company, and an adverse interpretation could have a material adverse effect on the Company's results of operations, financial condition or cash flows.

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

DEPENDENCE ON PHYSICIANS

         A significant portion of the Company's revenue is derived: (i) from patient service revenue generated by physicians employed by or under contract with the Company; and (ii) under managed care contracts held by the Company. Revenue derived by the Company under capitated managed care contracts depends on the continued participation of physicians providing medical services to patients of the managed care companies and independent physicians contracting with the Company to participate in provider networks which are developed or managed by the Company. Physicians can typically terminate their agreements to provide medical services under managed care contracts by providing notice of such termination to the payor. Termination of these agreements by physicians may result in termination by the payor of a managed care contract between the Company and the payor. Any material loss of physicians, whether as a result of the loss of network physicians or the termination of managed care contracts resulting from the loss of network physicians or otherwise, could have a material adverse effect on the Company's business, results of operations, prospects, financial results, financial condition or cash flows. The Company competes with general acute care hospitals and other healthcare providers for the services of medical professionals. Demand for such medical professionals is high and such professionals often receive competing offers. No assurance can be given that the Company will be able to continue to recruit and retain a sufficient number of qualified medical professionals. The inability to successfully recruit and retain medical professionals could adversely affect the Company's ability to successfully implement its growth strategy. See "Business -- Administrative Support Operations."

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


                                  * * * * * * *


         The Company cautions that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrences of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

                                                                   .

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

HISTORICAL DEVELOPMENT OF BUSINESS

         On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"), which was incorporated on February 1, 1996 as a Florida corporation ("Old Continucare"). As a result of the Merger, the shareholders of Old Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. During fiscal 1997, the Company derived substantially all of its revenues from contracts to manage and provide services to behavioral health programs in hospitals and freestanding centers. The Company assigned these contracts in fiscal 1998 and began to develop its outpatient services strategy, which currently consists of Staff Model Clinics, IPAs and Home Health.

BUSINESS RATIONALIZATION AND FINANCIAL RESTRUCTURING PROGRAMS

         Throughout Fiscal 1999 the Company experienced adverse business operations. To strengthen Continucare financially, since the end of calendar 1998, the Company has undertaken a business rationalization program (the "Business Rationalization Program") to divest itself of certain unprofitable operations, to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") and to strengthen its financial performance and financial condition. The Company evaluated not only the unprofitability of the entity when determining which entities were to be divested, but also evaluated the following factors: (i) projected changes in the cost structure; (ii) changes in reimbursement rates; (iii) changes in regulatory environment; (iv) loss of management personnel; (v) loss of contracts; and (vi) timely opportunity for disposal.

         Prior to the Business Rationalization Program, the Company maintained the following operating divisions: (i) Rehabilitation Division; (ii) Managed Care Division; (iii) Home Health Division; (iv) Diagnostic Division; and (v) Specialty Physician Practice Division. These divisions were established with the intent of providing a continuum of outpatient healthcare services as an integrated delivery system. The Company's Specialty Physician Practice Division was a division comprised of rheumatologists and orthopedic surgeons employed by the Company and was a part of Continucare Physician Practice Management, Inc.

         As part of the Company's Business Rationalization Program, the Company sold the assets of the following subsidiaries: Rehab Management Systems, Inc., Integracare, Inc., J.R. Rehab Associates, Inc., Continucare Occmed *Services, Inc. and Continucare Physician Practice Management, Inc. Additionally, the Company considered the goodwill and separately identifiable intangible assets of the independent physician association ("IPA") and Maxicare as impaired assets. The following circumstances led to the Company's impairment analysis and the write-off of all intangible assets of the IPA during the fourth quarter of fiscal 1999. While the IPA was initiated in January 1998, it was not until April 1998 that a significant physician base was established. In the second and third quarters of fiscal 1999, the Company disputed the accuracy of the medical claims data provided by Foundation as direct medical expenses exceeded revenue by approximately $1,000,000 in each of these quarters. In the fourth quarter of fiscal 1999, after verifying the accuracy of the claims, the Company performed an analysis of projected cash flows, which demonstrated continuing negative cash flows. Accordingly, the goodwill and separately identifiable intangible assets of the IPA were considered impaired and written off during the fourth quarter of fiscal 1999.

         The following circumstances lead to the Company's impairment analysis and the write-off of all intangible assets of Maxicare during the fourth quarter of fiscal 1999. The Company realized that Maxicare's costs in the first quarter of fiscal 1999 were significantly higher than the reimbursement caps imposed by the Budget Act and began evaluating its options for realigning its operations in light of the changes enacted by the Budget Act. In the second quarter of fiscal 1999, the Company began taking cost containment measures. Also in the second quarter, the Company determined it was in its best interest to terminate all of its home health subcontracting relationships to improve control over the quality of care provided which had a negative impact on revenues and cost recovery ratios. In the third quarter of fiscal 1999, the Company attempted to increase its unduplicated census to improve reimbursement levels. In the fourth quarter, having determined that it had not been able to significantly increase its reimbursement levels to cover its direct costs and projecting that it was unlikely that positive cash flows would be obtainable in the foreseeable future, the Company wrote off the goodwill and separately identifiable intangible assets of Maxicare in the fourth quarter of fiscal 1999.

         Set forth below is a summary of the material operations closed or sold by the Company in connection with its Business Rationalization Program, and a brief summary regarding the operations.


                           CLOSED OPERATIONS                          SOLD OPERATIONS
              -------------------------------------------- ---------------------------------------
              Partial - Continucare Physician Practice     Outpatient Radiology Services, Inc.
              Management, Inc.                             f/k/a Continucare Outpatient
                                                           Services, Inc.
              -------------------------------------------- ---------------------------------------
                                                           Rehab Management Systems, Inc.
              -------------------------------------------- ---------------------------------------
                                                           Partial - Continucare Physician
                                                           Practice Management, Inc.
              -------------------------------------------- ---------------------------------------





         OUTPATIENT RADIOLOGY SERVICES, INC. F/K/A CONTINUCARE OUTPATIENT SERVICES, INC. (THE "DIAGNOSTIC DIVISION"). On December 27, 1998, the Company sold the stock of its Diagnostic Division for a cash purchase price of $120,000. Prior to the sale, the Diagnostic Division conveyed through dividends all of its accounts receivable to the Company. All obligations existing on the date of sale remained the obligations of the Company. As a result of this transaction, the Company recorded a loss on disposal of approximately $4,152,000, including a write off of approximately $1,800,000 of unamortized costs in excess of the net assets acquired. Property, plant and equipment totaling approximately $1,512,000 which were transferred to the purchaser were also written off, and an accrual of approximately $1,000,000 was recorded for operating leases not assumed by the purchaser. Revenue and net operating loss for the Diagnostic Division were $1,900,000 and $2,000,000, respectively, for the year ended June 30, 1999. Approximately, 60 employees were terminated as a result of the sale. Neither severance nor any other significant exit costs were incurred as a result of the sale.

         REHAB MANAGEMENT SYSTEMS, INC. ("REHABILITATION DIVISION"). On April 8, 1999, the Company sold substantially all the assets of its Rehabilitation Division to Kessler Rehabilitation of Florida, Inc. ("Kessler") for $5,500,000 in cash and the assumption of certain liabilities. The Company recorded a loss on sale of approximately $6,800,000, including the write off of property, plant and equipment of approximately $1,700,000 and the write off of the unamortized costs in excess of net assets acquired of approximately $5,700,000. The net patient revenue and net operating loss for the rehabilitation management division were approximately $13,272,000 and $2,056,000, respectively, for the year ended June 30, 1999. Approximately 600 employees were terminated as a result of the sale and severance costs of approximately $50,000 was accrued and paid prior to June 30, 1999. No other significant exit costs were incurred as a result of the sale.

         CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. On March 12, 1999, the Company closed Continucare Physician Practice Management, Inc. ("CPPM") by selling assets totaling approximately $3,675,000 and closing offices that represented assets totaling approximately $1,069,000. As a result of closing this division, the Company recorded a loss of $4,200,000, including the write off of property, plant and equipment of approximately $405,000 and the write off of the unamortized costs in excess of net assets acquired of approximately $3,801,000. The net patient revenue and net operating loss for CPPM was approximately $6,096,000 and $2,133,000, respectively. Approximately 60 employees were terminated as a result of the closure of this division. Neither severance nor any other significant exit costs were incurred as a result of the closure.

         Although these divisions were sold at a loss, the divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other costs such as employee-related costs). The Company continues to assess the profitability of all of its business units. As of the date of filing this amendment to Form 10-K, the Company does not have any plans to close or otherwise divest any of its existing business units. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. See "--Business Model."

         The Company's Financial Restructuring Program was implemented in an attempt to eliminate negative cash flow, which the Company has been experiencing through out fiscal 1999. The elements of the program include restructuring the Notes, decreasing its employee base, reducing administrative expenses, negotiating settlements and entering into repayment plans. The goals and objectives of the program are to achieve a healthy fiscal policy of positive cash flow, and we discussed in more detail below. The Company believes that most of the elements of the program have been implemented, however, the Company will not significantly benefit from this program until the restructuring of the Notes has been completed. Currently, none of the Company's operations or assets are being held for sale.

         OVERHEAD. Since the inception of the Financial Restructuring program, the Company has significantly reduced its overhead through the replacement and elimination of costly real property leases, disposal of several equipment leases and the reduction of employee related expenses.

         ORGANIZING OUTSTANDING LIABILITIES AND NEGOTIATION OF REPAYMENT SCHEDULES. Faced with numerous creditor claims and onerous repayment obligations that resulted from the change in reimbursement regulations, the Company undertook an aggressive campaign to identify valid claims and negotiate favorable payment terms. This has enabled the Company to satisfy certain creditor claims and maintain sufficient cash reserves to discharge all its day to day obligations in a timely manner.

         RATIONALIZATION OF EMPLOYEES. By decreasing its personnel base, the Company has greatly reduced payroll and associated employee expenses.

         RESTRUCTURING OF NOTES. The most critical component of the Company's Financial Restructuring program is the successful restructuring of the Notes. The Notes represent the single largest obligation of the Company both from a cash flow, interest payment, and a balance sheet perspective. Absent a successful restructuring of the Notes the Company will not be able to survive. The Company has been in default of its interest payments on the Notes since April 30, 1999. At the current $41,000,000 debt level, the Company is unable to generate sufficient cash flow to meet its debt service obligations of approximately $3,300,000 annually. The proposed Note restructuring plan will eliminate in excess of $34,000,000 in liabilities from the Company's books, determined as of November 1, 1999, and reduce its debt service obligations to approximately $700,000. The failure to complete the proposed debt restructuring by the February 15, 2000 deadline would render the Supplemental Indenture and Waiver void.

         Since December 31, 1998 the Company has not been in compliance with certain covenants under the terms of its $5,000,000 Credit Facility (the "Credit Facility") with First Union. During April 1999, the Company used approximately $4,000,000 of the net proceeds of the sale of its Outpatient Rehabilitation subsidiary (see "Liquidity and Capital Resources" and Note 1 of the accompanying Financial Statements) to reduce the outstanding balance of the Credit Facility to $1,000,000. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance of approximately $1,000,000 to First Union by December 31, 1999. See "Recent Developments Debt Restructuring" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         MAINTAINING HOME CARE DIVISION. During Fiscal 1999 the home health care industry underwent a major restructuring in response to the federal legislative enactments of 1997 and 1998 that significantly reduced reimbursement for home health services. See "Cautionary Note Regarding Forward-Looking Statements"; Reimbursement Considerations"; "The Balance Budget Act of 1997"; "Proposed Legislation"; "Additional Payor Considerations"; "Increased Scrutiny of Healthcare Industry"; and "Government Legislation". As a result, many Medicare certified home health agencies have ceased operations because they are no longer able to generate revenue sufficient to cover costs. The Company, as a result of the current market conditions, has rationalized its Home Care Division to a core level that it believes is manageable in the current regulatory environment.

BUSINESS MODEL

         The Company's core business model consists of three areas: Staff Model Clinics, IPAs and Home Health. The Company provides these medical services to patients through its employee physicians, affiliated IPA physicians, nurses, physical therapists and nurse aides. Additionally, the Company provides management and administrative services to both its employee physicians and to the physicians that are affiliated with the Company.

         STAFF MODEL CLINICS. The Company's Staff Model Clinics are medical centers where physicians, who are employed by the Company, act as primary care physicians practicing in the area of general, family and internal medicine. The Company's revenue is generated through either a percentage of premium monthly capitated fee arrangement with an HMO or a fee for service arrangement. The monthly fee arrangement is based upon a negotiated percentage of premium which is related to either Medicare, Medicaid or a commercial medical insurance program.

         IPAS. The Company has entered into a contractual relationship with Foundation that allows it to assume the financial risk associated with providing medical services to Foundation members. Additionally, the Company has contracted with various physicians and physician practices, on an independent contractor basis, who currently provide or are qualified to provide medical services to Foundation members as well as members of other HMO's. The Company pays the physicians a capitated fee for providing the services and assumes the financial risk for the physician's performance. In addition to providing certain administrative services to the physicians, the Company also provides utilization assistance. Like the staff model clinics, the monthly fee arrangement is based upon a negotiated percentage of premium, which is related to either Medicare, Medicaid or a commercial medical insurance program.

         HOME HEALTH. The Company's home health services include two home health agencies, one located in Miami-Dade county and one located in Broward county. These agencies provide comprehensive nursing, physical therapy, and nurse's aides to individuals in their home who are disabled, elderly or recovering from a debilitating illness, accident or surgery. The agencies are compensated by Medicare and Medicaid in accordance with a pre determined rate schedule.

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

         On April 30, 1999 (the "Default Date") the Company defaulted on its semi-annual payment of interest on its Subordinated Notes Payable. Within thirty
(30) days of the Default Date, the Company commenced negotiations with an informal committee of the Subordinated Notes Payable Holders. $45,000,000.00 in principal balance and $1,800,000 in accrued interest were outstanding as of the Default Date. On or about July 2, 1999 the Company purchased $4,000,000 face value of its Subordinated Notes Payable for approximately $200,000, recognizing a gain on extinguishment of debt of approximately $3,800,000.

         On September 29, 1999 the Company announced an agreement in principle with the Subordinated Notes Payable Holders with respect to the restructuring of the remaining $41,000,000 principal balance on the Subordinated Notes Payable and approximately $3,300,000 of interest thereon accrued through October 31, 1999. On December 9, 1999 the Company and the Subordinated Notes Payable Holders executed a Consent to Supplemental Indenture and Waiver (the "Waiver") setting forth the terms of the Debenture Settlement. The terms of the proposed Debenture Settlement are as follows: (a) $31,000,000 of the outstanding principal of the Subordinated Notes Payable will be converted, on a pro rata basis, into the Company's common stock at a conversion of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest accrued on the Subordinated Notes Payable through October 31, 1999 will be forgiven (approximately $3,300,000); (c) the interest payment default on the remaining $10,000,000 principal balance of Subordinated Notes Payable will be waived and the debentures will be reinstated on the Company's books and records as a performing non-defaulted loan (the "Reinstated Subordinated Notes Payable"); (d) the Reinstated Subordinated Notes Payable will bear interest at the rate of 7% per annum commencing November 1, 1999; and (e) the conversion rate for the Reinstated Subordinated Notes Payable will be modified as follows:

                      TERM                            CONVERSION RATE
                     ------                          ------------------
Through October 31, 2000....................               $7.25
November 1, 2000 to Maturity................               $2.00

and (f) the Company will obtain a financially responsible person or persons (the "Guarantor") to personally guarantee a $3,000,000 bank credit facility (the "New Credit Facility") for the Company. In consideration for providing the guaranty the Company will issue to the Guarantor 3,000,000 shares of the Company's capital stock. The New Credit Facility will replace the Company's existing First Union Credit Facility and it will additionally be used to finance the Company's working capital and capital expenditure requirements. The Debenture Settlement will not be fully effective unless, and until it is ratified by Continucare's shareholders at a meeting, although not required by law. In the September 29, 1999 agreement in principle, the meeting of the shareholders was to be held by December 31, 1999, however, the Waiver extended the date by which shareholder ratification must be received to February 15, 2000.

         The successful completion of the proposed Debenture Settlement is subject to a number of significant risks and uncertainties including, but not limited to, the need to consummate the New Credit Facility, and the need to obtain shareholder ratification of the Debenture Settlement on or before to February 15, 2000. The historical information contained herein should be considered in the light of the proposed Debenture Settlement, however, the risks and uncertainties attendant to finally consummating the settlement should not be ignored.

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

         As part of the Company's year 2000 compliance program, the Company identified thirteen of its eighteen Staff Model Clinics that required upgrades of their information systems to avoid complications resulting from year 2000 issues, all of which have been upgraded with year 2000 compliant software and equipment as of December 31, 1999. The upgrades have been financed through either the Company's cash reserves or through leasing arrangements. The cost associated with these upgrades are included within the total costs of the year 2000 project, as discussed under "Technology; Year 2000 Compliance."

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

MANAGED CARE

         The Company's strategy is to increase enrollment by adding new payor relationships and new providers to the existing network and by expanding the network into new geographic areas where the penetration of managed healthcare is growing. The Company believes new payor and provider relationships are possible because of its ability to manage the cost of health care without sacrificing quality. The Company seeks to control one of the "gatekeeping" points of entry into the managed health care delivery system - the primary care physician's office - thereby giving the Company a platform for coordinating all aspects of patient care under global capitation payor contracts. During fiscal 1999, substantially all of the revenues from the Managed Care Division were generated under a percentage of premium monthly capitated fee arrangement with the Company's HMOs.

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

         The Company's capitated managed care agreement with Foundation is a ten-year agreement with the initial term expiring on June 30, 2008, unless terminated earlier by Foundation for cause. In the event of termination of the Foundation agreement, the Company must continue to provide services to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. This agreement is automatically renewed for another five year period unless notice by either party is provided 120 days in advance of the expiration date. Any negotiation must be completed 90 days prior to the expiration of the term. Foundation can terminate the agreement with respect to one or more benefit programs; however, the Company may only terminate the agreement in its entirety. Foundation may also terminate its agreement with the Company for cause upon thirty (30) days written notice of a material breach; provided however, that the Company is afforded an opportunity to cure such breach. However, if the breach is one that cannot reasonably be corrected within thirty (30) days, the agreement will not be terminated if Foundation determines that the Company is making substantial and diligent progress toward correcting the breach. Foundation may also, in a limited number of circumstances, immediately terminate its agreement with the Company. Immediate termination is allowable upon: (1) the Company's documented violation of any applicable law, rule or regulation; (2) the Company's documented failure to assist Foundation in upholding the terms, conditions or determinations of any Utilization Management Program or Quality Management Program or other Benefit Program Requirements; or
(3) Foundation's determination that the health, safety or welfare of any member may be in jeopardy if the Agreement is not terminated. Foundation may also terminate the agreement, effective the first day of the following month, upon at least three (3) business days written notice prior to the termination of the month, notifying the Company of its failure to pay any capitation payment which it has received from Foundation, either to the applicable provider or back to Foundation, during the period between the Company's receipt of the compensation from Foundation and the last business day of the same month. Under the Foundation agreement, Foundation may, subject to the Company's mutual agreement, amend the Medicare compensation rates under the contract with the Company upon thirty (30) days written notice. For all other purposes, Foundation may upon twenty (20) days written notice amend the contract, provided that the Company does not object to the amendment within that time frame.

         The Company's capitated managed care agreement with Humana Medical Plans, Inc. ("Humana") is a ten-year agreement expiring July 31, 2008, unless terminated earlier for cause. The agreement shall automatically renew for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. In addition, the Humana agreement may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreement for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure, if possible. Immediate termination is allowable if Humana reasonably determines that: (1) the Company and/or any of its physician's continued participation in the agreement may affect adversely the health, safety or welfare of any Humana member; (2) the Company and/or any of its physician's continued participation in the agreement may bring Humana or its health care networks into disrepute; (3) in the event of one of the Company's doctors death or incompetence; (4) if any of the Company's physician's fail to meet Humana's credentialing criteria; (5) if the Company engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (6) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). In the event of termination of the Humana agreement, the Company must continue to provide or arrange for services to any member hospitalized on the date of termination until the date of discharge or until it has made arrangements for substitute care. In some cases, Humana may provide 30 days' notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. In the event that Humana exercises its right to amend the agreement upon thirty (30) days written notice, the Company may object to such amendment within the thirty (30)-day notice period. Such amendments may include changes to the compensation rates. If the Company objects to such amendment within the requisite time frame, Humana may terminate the agreement upon ninety (90) days written notice.

         Effective August 1, 1998, the Company entered into two amendments to its professional provider agreements with Humana. The amendments, among other things, extended the term of the original agreement from six to ten years and increased the percentage of Medicare premiums received by the Company, effective January 1, 1999.

         Neither the Foundation nor the Humana agreement imposes a limit on the number of adjustments that may be made to their provider agreement.

         The Company continually reviews and attempts to renegotiate the terms of its managed care agreements in an effort to obtain more favorable terms. The Company is currently negotiating with Foundation regarding provisions of the Managed Care Agreement. The parties, however, have not reached an agreement on any new terms.

         As of June 30, 1999, the Company maintained four additional managed care relationships, none of which individually or in the aggregate are material. There can be no assurance that the Company will be able to renew any of its managed care agreements or, if renewed, that they will contain terms favorable to the Company and affiliated physicians. Although the Company did not lose, on an aggregate basis, any significant payor contracts in fiscal 1999, the loss of any of its current managed care contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Patients, Risk of Reduction of Capitated Rates and Regulatory Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Managed Care."

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

         CORPORATE PRACTICE OF MEDICINE DOCTRINE. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. The Company currently operates only in Florida, which currently does not have a corporate practice of medicine doctrine with respect to the types of physicians employed with the Company. There, however, can be no assurance that such laws will not change or ultimately be interpreted in a manner inconsistent with the practices of the Company, and an adverse interpretation could have a material adverse effect on the Company's results of operations, financial condition or cash flows.

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

         During fiscal 1999, the Company's Chief Financial Officer, Senior Vice President of Physical Rehabilitation and Ancillary Services, Senior Vice President of Compliance and Security, Senior Vice President and Chief Operating Officer of Physician Practice Division resigned from their positions with the Company. At this time, the Company does not intend to replace these executive positions.

         Subsequent to the filing period covered by this Form 10-K, the Company's President and Chief Executive Officer resigned in November 1999 and was replaced by Spencer Angel. In September 1999, the Company's Executive Vice President and General Counsel resigned. Although the Company has not appointed a new Executive Vice President, a non-executive employee of the Company was appointed as the general counsel.

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

ITEM 2.       PROPERTIES

         On or about June 28, 1999, the Company entered into a termination agreement with the landlord of its former corporate space. Continucare currently leases approximately 10,000 square feet of space for its corporate offices in Miami, Florida under a lease expiring in September 2004 with average annual base lease payments of approximately $200,000. Of the eighteen Staff Model Clinics that the Company operated as of June 30, 1999, five are leased from independent landlords and the other thirteen clinics are leased from Humana. Twelve of the thirteen Humana wholly-owned centers are leased on a month to month basis and one is leased through January 30, 2000. The lease arrangements are not tied to the Company's managed care arrangement with Humana. As a month to month tenant, the Company has limited tenancy rights. These month-to-month lease arrangements can be cancelled at the option of Humana, without cause, on 30 days written notice. A termination of one or all of the Humana leases could have a material adverse effect on Continucare because the Company would, on 30 days written notice, be forced to find replacement facilities at which to provide medical services to its members. If the Company was unable to find adequate replacement facilities, then the Company could experience a disenrollment of its members. See "Risk Factors--Risk of termination of wholly-owned center leases."

ITEM 3.       LEGAL PROCEEDINGS

         The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of its business substantially all of which involve claims related to the alleged malpractice of employed and contracted medical professionals.

         Two former subsidiaries of the Company are parties to the case of JAMES
N. HOUGH, PLAINTIFF, v. INTEGRATED HEALTH SERVICES, INC., A DELAWARE CORPORATION, AND REHAB MANAGEMENT SYSTEMS, INC., A FLORIDA CORPORATION ("RMS"), AND CONTINUCARE REHABILITATION SERVICES, INC., A FLORIDA CORPORATION. This case was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida in June 1998. Mr. Hough was the founder and former Chief Executive Officer and President of RMS. Mr. Hough sold RMS to Integrated Health Services, Inc., ("IHS"), and entered into an Employment Agreement (the "Employment Agreement") with IHS. The complaint alleges breach of contract for the removal of Hough as President and also alleges actions by IHS that interfered with Hough's ability to realize his income potential under the provisions of the agreement. RMS was acquired by Continucare in February 1998. Mr. Hough is seeking damages from the Employment Agreement and is alleging breach of contract. His initial demand of $1.1 million was rejected by the Company and the Company intends to vigorously defend the claim.

         The Company is a party to the case of MANAGED HEALTHCARE SYSTEMS ("MHS") v. CONTINUCARE CORPORATION & CONTINUCARE HOME HEALTH SERVICES, INC ("CHHS"). This case was filed in the Commonwealth of Massachusetts in August 1998. The complaint alleges breach of contract for alleged verbal representations by CHHS in negotiations to acquire MHS and seeks damages in excess of $2,750,000 and treble damages. The Company believes the action has little merit and intends to vigorously defend the claim.

         The Company is a party to the case of KAMINE CREDIT CORPORATION ("KAMINE") AS ASSIGNEE OF TRI COUNTY HOME HEALTH v. CONTINUCARE CORPORATION. The case was filed in the United States District Court, Southern District of Florida, in October 1998. The complaint alleges breach of contract in connection with alleged verbal representations by Continucare in negotiations to acquire Tri-County and fraud and unjust enrichment for inducement of services based on alleged verbal representations and seeks damages in excess of $5,000,000. The Company moved to dismiss this motion on February 1, 1999, which motion is still pending. The Company believes the action has little merit and intends to vigorously defend the claim.

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

         In its third quarter report on Form 10-Q for the period ended March 31, 1999, the Company disclosed a disagreement with an HMO regarding certain claims expense information. During the fourth quarter of Fiscal 1999,the Company and the HMO performed a review of this information for the period through March 31, 1999, and reached an agreement which did not require an adjustment in the Company's recorded liability to the HMO through such date.

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

                         SELECTED FINANCIAL INFORMATION



                                                                                                 FOR THE PERIOD
                                                                                               FROM FEBRUARY 12,
                                                     FOR THE YEAR ENDED JUNE 30,                1996 (INCEPTION)
                                                                                                       TO
                                            -----------------------------------------------         JUNE 30,
                                               1999              1998             1997                1996
                                            -----------------------------------------------      ---------------
OPERATIONS
   Revenue
     Medical services, net....................  $182,008,710    $ 63,088,911    $  1,041,793    $         --
     Management fees..........................       518,042       2,495,382      12,874,592       2,507,063
                                                 -----------    ------------    ------------    ------------
       Subtotal...............................   182,526,752      65,584,293      13,916,385       2,507,063

   Expenses
     Medical services.........................   163,237,820      54,695,446       4,493,195         542,000
     Payroll and employee benefits............    13,797,555       5,714,653       1,855,000         431,412
     Provision for bad debts..................     6,196,384       5,778,216       1,818,293         242,664
     Professional fees........................     1,886,661       1,637,957       1,450,790         203,625
     General and administrative...............    10,198,385       8,435,001       1,176,516          54,430
     Writedown of long-lived assets ..........    11,717,073              --              --              --
     Loss on disposal of subsidiaries.........    15,361,292              --              --              --
     Depreciation and amortization............     5,791,982       3,247,717         208,936             362
                                                 -----------    ------------    ------------    ------------
       Subtotal...............................   228,187,152      79,508,990      11,002,730       1,474,493
                                                 -----------    ------------    ------------    ------------

(Loss) income from operations.................   (45,660,400)    (13,924,697)      2,913,655       1,032,570

Other income (expense)
   Interest income............................       138,963         932,397         165,253              --
   Interest expense...........................    (5,145,212)     (3,007,331)       (162,235)        (23,204)
   Income applicable to minority interest.....            --              --              --         (32,686)
   Other......................................        24,906         107,696          (9,081)             --
                                                 -----------    ------------    ------------    ------------

(Loss) income before income taxes and
   extraordinary items........................   (50,641,743)    (15,891,935)      2,907,592         976,680
(Benefit) provision for income taxes .........            --        (909,000)      1,200,917         332,071
                                                 -----------    ------------    ------------    ------------
(Loss) income before extraordinary item.......   (50,641,743)    (14,982,935)      1,706,675         644,609
Extraordinary gain on
 extinguishment of debt ......................       130,977              --              --              --
                                                 -----------    ------------    ------------    ------------
Net (loss) income............................. $ (50,510,766)   $(14,982,935)   $  1,706,675    $    644,609
                                                 ===========    ============    ============    ============

Basic and diluted (loss) earnings per common share:
   (Loss) income before extraordinary
      item ................................... $       (3.50)   $      (1.20)   $        .16    $        .10
   Extraordinary gain on extinguishment of
      debt ...................................           .01              --              --              --
                                                 -----------    ------------    ------------    ------------

   Net (loss) income ......................... $       (3.49)   $      (1.20)   $        .16    $        .10
                                                 ===========    ============    ============    ============

FINANCIAL POSITION
Total assets...................................$  30,117,620    $ 69,486,105    $ 19,851,309    $  2,864,896
                                                 ===========    ============    ============    ============

Long-term obligations..........................$..53,490,787    $ 47,675,061    $  3,367,106    $    655,000
                                                 ===========    ============    ============    ============

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



                                               PERCENT OF REVENUE FOR JUNE 30,
                                           -------------------------------------
                                                 1999        1998      1997
                                           -------------------------------------

   Revenue
     Medical services, net .................      99.7%     96.2%      7.5%
     Management fees .......................       0.3       3.8      92.5
                                                  ----      ----     -----
       Subtotal ............................     100.0     100.0     100.0

   Expenses
     Medical services ......................      89.4      83.4      32.3
     Payroll and employee benefits .........       7.6       8.7      13.3
     Provision for bad debts ...............       3.4       8.8      13.1
     Professional fees .....................       1.0       2.5      10.4
     General and administrative ............       5.6      12.8       8.5
     Write down of long-lived assets .......       6.4        --        --
     Loss on disposal of subsidiaries ......       8.5        --        --
     Depreciation and amortization .........       3.2       5.0       1.5
                                                  ----      ----      ----
       Subtotal ............................     125.1     121.2      79.1



(Loss) income from operations ..............     (25.1)    (21.2)     20.9

Other income (expense)
   Interest income .........................       0.1       1.4       1.2
   Interest expense ........................      (2.8)     (4.6)     (1.2)
   Other ...................................        --        .2      (0.1)
                                                  ----      ----      ----

(Loss) income before income taxes and
   extraordinary item ......................     (27.8)    (24.2)     20.8
(Benefit) provision for income taxes .......       0.0      (1.4)      8.6
                                                  ----      ----      ----
(Loss) income before extraordinary item ....     (27.8)    (22.8)     12.2
                                                  ----      ----      ----
Extraordinary gain on extinguishment of debt       0.1        --        --
                                                  ----      ----      ----
Net (loss) income ..........................     (27.7)%   (22.8)%    12.2%
                                                  ====      ====      ====

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

         During Fiscal 1999 the Company disposed of certain underperforming assets and subsidiaries (the "Rationalized Entities"). See "Business--General." During Fiscal 1999 and 1998 total revenue from these Rationalized Entities was approximately $22,164,000 and $19,581,000 respectively. The net patient service revenue of the Diagnostic Division for the period from July 1, 1998 until the date of sale was approximately $1,900,000 and the net operating loss was approximately $2,000,000 before recording the loss on sale. Net patient revenues from the Rehabilitation Management Division from July 1, 1998 until the date of sale were approximately $13,272,000, and the net operating loss was approximately $2,053,000 before recording the loss on the sale. The net patient service revenue of the Physician Practice Management Division for the period from July 1, 1998 until the date of sale was approximately $6,096,000 and the net operating loss was approximately $2,133,000.

         Revenue received under the Company's contracts with HMO's amounted to 85% and 57% of medical services revenues in Fiscal 1999 and 1998, respectively. During fiscal year ended June 30, 1998, the Company provided managed care services for approximately 120,000 member months (members per month multiplied by the months for which services were available), which resulted in approximately $35,500,000 in revenue. During the fiscal year ended June 30, 1999, the number of member months increased to approximately 625,000, which resulted in approximately $154,700,000 in revenue. The August 1998 acquisition of the Caremed Inc. contracts resulted in additional revenue of approximately $22,000,000. The remaining increase in managed care revenue was due to the expansion of the managed care physician network and patient base.

         As part of the Company's Business Rationalization Program, the Company significantly reduced the number of physician practices in its IPA subsidiary and will no longer be at risk for the commercial members of its remaining IPA physicians. Commercial member months contributed approximately $11,000,000 of revenue during fiscal 1999. IPA Medicare member months are expected to decrease by approximately 50 to 60% in fiscal 2000 compared to fiscal 1999. Medicare member months contributed approximately $58,000,000 of revenue during fiscal 1999. The IPA's loss ratio is expected to decrease due to the historically stronger performance of many of the retained physicians and the demographics of the remaining patient population. As a result of the rationalization of the non-managed care entities, the revenue generated by its managed care entities through its Humana and Foundation contracts will increase to approximately 95% of its fiscal 2000 revenue. However, the revenue generated by the Foundation contract will be a lower percentage of the fiscal 2000 revenue.

         Revenue received under fee for service arrangements which require the Company to assume the financial risks relating payor mix and reimbursement rates accounted for 11% and 33% of medical services revenue in Fiscal 1999 and 1998, respectively. The decrease in the fee for service revenue was primarily a result of the Business Rationalization Program and the divestiture of the Specialty Physician Practices and Rehabilitation and Diagnostic divisions. Accordingly, the Company does not anticipate a significant contribution from fee for service revenue in fiscal 2000.

         Medicare and Medicaid, as a percentage of the Company's net patient service revenue, decreased significantly in fiscal 1999 as compared to prior years. This decrease was primarily attributable to a substantial increase in managed care revenues. Additionally, there was a decrease in Medicare revenues in fiscal 1999 as a result of the downsizing of the home health division through the elimination of subcontracting relationships and the respective sale and closing of the rehabilitation and specialty physician practice divisions.

EXPENSES

         Medical services expenses in Fiscal 1999 were $163,237,820, or 89% of total revenue, compared to $54,695,446, or 83% of total revenues, in Fiscal 1998. Medical services expenses represent the direct cost of providing medical services to patients ($45,412,000 in fiscal 1999 versus $24,668,000 in fiscal
1998) as well as the medical claims incurred by the Company under the capitated contracts with HMO's ($117,826,000 in fiscal 1999 versus $30,027,000 in fiscal
1998). The cost of medical services provided include the salaries and benefits of health professionals providing the services ($28,370,000 in fiscal 1999 versus $21,088,000 in fiscal 1998), and other costs necessary to operate the centers ($17,042,000 in fiscal 1999 versus $3,580,000 in fiscal 1998). The increase in medical services expenses as a percentage of total revenue for Fiscal 1999 resulted from an increase in claims associated with medical services rendered by or on behalf of the Company and underperformance of divested entities. If the Company's loss ratio continues to increase in spite of the measures taken by the Company through its Business Rationalization Program to reduce the loss ratio, it will have a material adverse effect on the Company's future operating results. During Fiscal 1999 and 1998 Medical services expenses from the Rationalized Entities were approximately $15,296,000 and $13,815,000, respectively. As disclosed in Note 2 to Company's consolidated financial statements, none of the Company's contracts were considered loss contracts at June 30, 1999 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

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

         The provision for bad debts includes approximately $1,500,000 and $4,800,000 related to notes receivable in Fiscal 1999 and 1998, respectively. During Fiscal 1999, the Company stopped receiving payments and fully reserved the outstanding balances of the notes receivable at June 30, 1999. The Company increased its reserve on these notes for the remaining balance of the notes of $1.6 million because, despite the issuance of demand notices to seek reimbursement, the Company was unsuccessful in its collection efforts. In addition, although the Company had received partial payments on these notes during fiscal 1998, the Company received payments of only $104,000 on one of these notes during fiscal 1999. Excluding amounts related to notes receivable, bad debt expense was 2.5% of total revenue in Fiscal 1999 versus 1.5% for Fiscal 1998. This increase is a direct result of the adverse business operations which the Company experienced during Fiscal 1999. As a result of the Business Rationalization Program, the operating divisions which previously generated a significant portion of the accounts receivable balance, Specialty Physician Practice and Diagnostic, were rationalized in Fiscal 1999. The rationalization of these two divisions greatly impeded the Company's ability to successfully collect the outstanding receivables. Accordingly, a significant increase in the allowance for doubtful accounts related to the accounts receivable was necessary.

         Depreciation and amortization expense was $5,791,982 in Fiscal 1999 and $3,247,717 in Fiscal 1998, representing 3% and 5% of total revenues, respectively. During Fiscal 1999 and 1998 depreciation and amortization from the Rationalized Entities was approximately $1,596,000 and $1,129,000 respectively.

         Loss from operations for Fiscal 1999 was $45,660,400, or 25% of total revenues, compared to an operating loss of $13,924,697, or 21% of total revenues, for Fiscal 1998. Excluding the $11,717,073 writedown of long-lived assets and the $15,361,292 loss on disposal of subsidiaries, the Fiscal 1999 operating loss was $18,582,035, or 10% of total revenue. Operating loss excluding the writedown of long-lived assets and loss on disposal of subsidiaries, declined as a percentage of total revenues due to the implementation of the Business Rationalization Program, including the sale of underperforming assets.

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

         Management fee revenue decreased 81% to $2,495,382 for the Fiscal 1998, from $12,874,592 for Fiscal 1997. The decrease was due to the Company's focus shifting away from the behavioral health area. In Fiscal 1997, the contracts to manage and provide staffing and billing services for behavioral health programs in hospitals and freestanding centers represented approximately 86% of total revenues. The Company assigned all of its behavioral health management contracts with freestanding centers and hospitals during the first quarter of Fiscal 1998. As a result, other than in connection with the collection of outstanding accounts receivables, the Company derived no further revenue under these contracts after the effective date of their assignments.

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

         The Company did not make the April 30, 1999 (the "Default Date") semi-annual payment of interest on its Convertible Subordinated Notes Payable. As of June 30, 1999, the Company had $45,000,000 principal amount outstanding under the Convertible Subordinated Notes Payable and accrued and unpaid interest of approximately $2,400,000 The amount of interest due as of April 30, 1999 was

$1,800,000. Within thirty (30) days of the Default Date, the Company commenced negotiations with an informal committee of the holders of the Convertible Notes to restructure a portion of the debt and related interest in exchange for common stock and to obtain terms on the remaining portion of the debt that are more favorable to the Company. On or about July 2, 1999 the Company purchased $4,000,000 face value of its Convertible Subordinated Notes Payable for approximately $200,000, recognizing a pre-tax gain on extinguishment of debt of approximately $3,800,000. The Company funded the purchase of the Convertible Subordinated Notes Payable from working capital. On September 29, 1999 the Company announced an agreement in principle with the holders of the Convertible Subordinated Notes Payable to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accrued through October 31, 1999. Also, see Item 1 "Recent Developments Debt Restructuring" and Note 6 of the Company's Consolidated Financial Statements.

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

         The Company believes that it will be able to fund all of its capital commitments and operations from a combination of cash on hand, expected cash flow improvements, and the new credit facility. The Company intends to roll over the remaining portion of its First Union obligation into the new credit facility. As of November 30, 1999, the Company's obligation to First Union was approximately $242,000. The Company anticipates its capital expenditures for fiscal 2000 will not exceed $350,000, a reduction of $400,000 (or 53%) over the prior year.

         Although the Company had completed the divestiture of most of its unprofitable operations and the reduction in its personnel by June 30, 1999, the Company does not believe it will be able to demonstrate profitable operations or demonstrate positive cash flow unless it completes the restructuring of the Notes.

         During the twelve months ended June 30, 1999, capital expenditures amounted to approximately $750,000.

         The Company has no current knowledge of any intermediary audit adjustment trends with respect to previously filed cost reports. However, as is standard in the industry, the Company remains at risk for disallowance and other adjustment to previously filed cost reports until final settlement. The Company's average settlement period with respect to its cost reports has historically ranged from two to three years.

         The Company has taken and continues to take steps to improve its cash flow and profitability through the implementation of its Business Rationalization Program and Financial Restructuring Program by: (1) divesting of its non-profitable business units; (2) reducing personnel levels; (3) negotiating with the Subordinated Notes Payable Holders; and (4) negotiating with its HMOs. However, currently none of the Company's operations or assets are being held for sale. While the Company believes that these measures will improve its cash flow and profitability, there can be no assurances that it will be able to implement any of the above steps and, if implemented, the steps will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

         If there are continuing operating losses, Continucare may need additional capital to fund its business, and there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to Continucare. The incurring or assumption by the Company of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on shareholders and a significant effect on the Company's operations. In addition to the Company's liquidity difficulties, the Company is experiencing administrative difficulties, including the loss of key personnel. See "Business-Employees."

         Additionally, the Company has fallen below the continued listing requirements of the American Stock Exchange with respect to the requirements that the Company maintain stockholders' equity of at least $2 million and not sustain losses from continuing operations and/or net losses in two of its three most recent fiscal years. At June 30, 1999, the Company had a shareholders' deficit of approximately $35,655,000. There can be no assurance that the listing of the Company's common stock will be continued.

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

NEW ACCOUNTING STANDARDS

         During fiscal 1999, the Company adopted SOP 98-1 (Accounting for Computer Software Developed for or Obtained for Internal Use) and SOP 98-5 (Reporting on the Costs of Start-up Activities). The Company believes that the effects of adopting SOP 98-1 and SOP 98-5 are not material. The Company estimates that the expenses associated with SOP 98-1 were less than $15,000 and the costs associated with SOP 98-5 were less than $50,000. The Company does not believe that any other newly issued accounting pronouncements have had or will have any material effects on the Company's results of operations or financial position.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The accounting firm of Deloitte & Touche LLP ("Deloitte & Touche") represented pre-merger Continucare as its independent accountants during the period from February 12, 1996 (inception) to June 30, 1996 and was appointed as the Company's independent accountants by the Board of Directors for fiscal year 1997. Deloitte & Touche was dismissed by the Company's Board of Directors on May 6,1998. During the period for which Deloitte & Touche was the Company's independent auditors, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Deloitte & Touche's reports on the financial statements of the Company for the period from inception to June 30, 1996, and the year ended June 30, 1997, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         The executive officers and directors of Continucare are as follows:

NAME                                         AGE     POSITION
----                                         ---     --------


Spencer J. Angel...................           33     President, Chief Executive Officer, Chief Operating Officer
                                                     and Director

Janet L. Holt......................           52     Chief Financial Officer

Charles M. Fernandez...............           37     Chairman of the Board

Phillip Frost, M.D.................           63     Vice Chairman of the Board

Neil Flanzraich....................           56     Director

Carlos E. Padron...................           34     Director



         SPENCER J. ANGEL has served as the Company's President and Chief Executive Officer since the resignation of Mr. Fernandez on November 2, 1999. Previously he served as the Company's Executive Vice President and Chief Operating Officer since July 12, 1999, and he served as a member of the Board of Directors since September 30, 1999. Mr. Angel has served, since 1996, as director and president of Harter Financial, Inc., a diversified financial consulting firm. See "Certain Relationships and Related Transactions." In 1999, Mr. Angel served as president and chief executive officer of Medical Laser Technologies, Inc., a company that produces digital x-ray picture archiving and communications systems for cardiac catheterization labs. He was the secretary, treasurer and director of Autoparts Warehouse, Inc., an auto parts retail and service company, from September 1997 to January 1999. From December 1994 through August 1996 Mr. Angel was President of 5 East 41 Check Cashing Corp. a company engaged in the payroll service and armored car business. From November 1991 to 1994 Mr. Angel was an associate attorney with Platzer, Fineberg & Swergold, a law firm specializing in corporate financial reorganizations.

         JANET HOLT was appointed as the Company's Chief Financial Officer in January 2000. Previously she served as the Vice President of Finance - Managed Care Division since she joined the Company in July 1999. Prior to joining the Company, Ms. Holt served as an audit Senior Manager at Ernst & Young, LLP since November 1997. From June 1995 to November 1997, Ms Holt served as the Internal Auditor for InPhyNet Medical Management, Inc., and she served as an audit manager with Deloitte & Touche, LLP from 1992 to June 1995.

         CHARLES M. FERNANDEZ, the Chairman of the Board, is the president and chief executive officer of Big City Radio, a New York company that owns and operates a network of radio stations. Mr. Fernandez co-founded Continucare in February 1996 and served as its Chairman of the Board, President and Chief Executive Officer from the Company's inception until November 1, 1999, at which time he resigned as the President and Chief Executive Officer. Since 1985 and prior to founding Continucare, Mr. Fernandez was the Executive Vice President and Director of Heftel Broadcasting Corporation ("HBC"), a public company owning a network of radio stations. At HBC, Mr. Fernandez was involved in the acquisition of 17 broadcast companies and played an instrumental role in HBC's growth in revenues from $4 million in 1985 to approximately $65 million in 1995. Mr. Fernandez has also been a director of IVAX Corporation, a Florida corporation ("IVAX") since June 1998. From July 1999 until November 1999, Mr. Fernandez served as the Chairman of Hispanic Internet Holdings, Inc., a Spanish online service provider that was acquired by Big City Radio in 1999.

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

         NEIL FLANZRAICH has served as a director of the Company since the 1998 annual meeting on January 26, 1999. He has served as the Vice Chairman and President of IVAX since May 1998. From September 1995 to May 1998, Mr. Flanzraich was a shareholder and served as Chairman of the Life Sciences Legal Practice at the law firm of Heller Erhman White & McAuliffe. Prior to his position at the law firm, Mr. Flanzraich was the Senior Vice President and General Counsel of Syntex Corporation, an international diversified life science company, which was acquired by Roche Holding, Ltd.

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

                           SUMMARY COMPENSATION TABLE





                                                                                         LONG-TERM
                                      ANNUAL COMPENSATION                               COMPENSATION
                              -----------------------------------                    ------------------
         NAME AND             FISCAL                                  OTHER ANNUAL   NO. OF SECURITIES     ALL OTHER
    PRINCIPAL POSITION         YEAR      SALARY ($)     BONUS ($)     COMPENSATION   UNDERLYING OPTIONS  COMPENSATION
    ------------------         ----      ----------     ---------     ------------   ------------------  ------------

Charles M. Fernandez,          1999        352,782        15,000              (1)              -0-             -0-
  President and Chief          1998        334,547             0              (1)          100,000             -0-
  Executive Officer.....       1997        327,880        70,000(7)     36,360(2)              -0-             -0-

Susan Tarbe, Executive         1999        184,230           -0-              (1)                           50,000(3)
  Vice President and           1998        168,462           -0-              (1)              -0-           3,167(4)
  General Counsel(5)....       1997         97,000        40,000(6)           (1)          100,000           1,118(4)

Norman B. Gaylis, M.D.
  Senior Vice President,
  Chief Operating Officer      1999        328,846           -0-              (1)              -0-             -0-
  of Physician Practice        1998        464,193           -0-              (1)           50,000             -0-
  Division(8)...........       1997         92,094        50,000(7)         -0-                -0-             -0-

Bruce Altman
  Chief Financial
  Officer(9)............       1999        104,615        10,000              (1)           62,500             -0-


--------------------

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

                                     INDIVIDUAL OPTION GRANTS IN 1999 FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------
                            SHARES OF                                                 POTENTIAL REALIZABLE VALUE AT
                           COMMON STOCK                                            ASSUMED ANNUAL RATES OF STOCK PRICE
                            UNDERLYING      % OF TOTAL                                APPRECIATION FOR OPTION TERM (1)
                             OPTIONS        GRANTED TO     OPTION     EXPIRATION  ------------------------------------
          NAME               GRANTED         EMPLOYEES     PRICE($)     DATE              5%                10%
----------------------     ------------     ----------   ----------   ----------  ----------------     ---------------
Charles M. Fernandez                0            --          --          --               --                 --
Susan Tarbe                         0            --          --          --               --                 --
Norman B. Gaylis, M.D.              0            --          --          --               --                 --
Bruce Altman                   62,500(2)      38.5%(3)    $5.125      7/15/99          201,443            510,496


-----------------------
(1) The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the Common Stock.
(2) Mr. Altman resigned from his position as Chief Financial Officer in April 1999 and his options expired in July 1999.
(3)  Based upon 162,500 options granted during fiscal 1999.

AGGREGATED OPTION EXERCISES IN 1999 AND YEAR END OPTION VALUES

         The following table sets forth information with respect to (i) the number of unexercised options held by the Named Executive Officers as of June 30, 1999, and (ii) the value as of June 30, 1999 of unexercised in-the-money options. No options were exercised by any of the Named Executive Officers in 1999.

                                        NUMBER OF SECURITIES                         VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED OPTIONS                    IN-THE-MONEY OPTIONS
                                          AT JUNE 30, 1999                          AT JUNE 30, 1999 ($)(1)
                                 -----------------------------------          ------------------------------------
                                 EXERCISABLE           UNEXERCISABLE          EXERCISABLE           UNEXERCISABLE
                                 -------------         -------------          -----------           --------------
Charles M. Fernandez                110,000                25,000                  0                      0
Susan Tarbe                          80,000                20,000                  0                      0
Norman B. Gaylis, M.D.               33,334                16,666                  0                      0
Bruce Altman                         31,250                31,250                  0                      0

---------------
(1) Market value of shares covered by in-the-money options on June 30, 1999, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

DIRECTOR COMPENSATION

         Our directors do not currently receive any cash compensation for service on the board of directors but may be reimbursed for certain expenses in connection with attendance at board of director meetings or other meetings on our behalf. Our directors are eligible to receive options under the Continucare Stock Option Plan.

EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with Spencer J. Angel, Charles M. Fernandez, Susan Tarbe, Norman B. Gaylis and Bruce Altman. Mr. Angel employment agreement for a one year period with additional year automatic renewals and provides for an annual base salary of $250,000. Additionally, he is eligible to receive a bonus equal to 7% of Continucare's earnings before interest, taxes, depreciation and amortization in excess of $3 million for the fiscal year. The agreement may be terminated by either party with or without cause upon 60 days notice prior to an anniversary date of the agreement. Pursuant to the terms of his agreement, Mr. Angel is prohibited from competing with Continucare for a one year period following his termination of his employment with Continucare. In the event that Mr. Angel is terminated without cause, Mr. Angel is entitled to his base salary through the end of the term of the agreement and any unpaid accrued bonus.

         Mr. Fernandez's employment agreement was for a term of three years plus one additional year for each year of service and became effective on September 11, 1996, and provided for an annual base salary of $350,000 and a bonus of $100,000 payable in 20 equal installments of $5,000 over the first five years of such agreement. In June 1999 Mr. Fernandez voluntarily reduced his annual salary to $275,000. In October 1999 Mr. Fernandez entered into an employment modification agreement which provided for the further reduction in Mr. Fernandez's annual salary to $250,000 and a performance bonus for the fiscal year commencing July 1, 1999, to equal 5% of Continucare's earnings before interest, taxes, depreciation and amortization ("EBITDA") in excess of $3 million for the fiscal year. His modified employment agreement provides that if Mr. Fernandez was terminated without cause, Mr. Fernandez was entitled to receive his base salary for one year after his termination. Pursuant to the terms of his modified agreement, Mr. Fernandez was prohibited from competing with Continucare for a period of six months following his termination, unless terminated without cause. Mr. Fernandez resigned from his position as President and Chief Executive Officer of Continucare in November 1999 in order to take the position of president and chief executive officer of Big City Radio, a New York company that owns and operates a network of radio stations. Upon his resignation, his employment agreement was modified to provide for an annual salary of $50,000, payable during his term as Chairman of the Board of Directors.

         Ms. Tarbe's employment agreement, as amended, was effective until August 24, 2001, and provided for an annual base salary of $185,000 and a bonus as may be determined by the Chairman and approved by the Board. Under the terms of Ms. Tarbe's employment agreement, she received an option to purchase 100,000 shares of the Company at $5.00 per share. Upon a change in control of the Company, Ms. Tarbe was entitled to an acceleration of the remainder of her employment agreement and automatic vesting of any unvested portion of her aforementioned option. Ms. Tarbe resigned from Continucare in September 1999 in order to pursue other business interests, at which time her employment agreement was terminated. Ms. Tarbe received $50,000 in severance payments.

         Dr. Gaylis' employment agreement was for a period of four years commencing April, 1997, and provided for an annual base salary of $450,000 renewable at the sole discretion of the Company, subject to adjustment upon certain conditions. Under the terms of Dr. Gaylis' employment agreement, Dr. Gaylis was entitled to annual incentive compensation of 50% of EBITDA derived from his professional services at designated offices where EBITDA is in excess of $365,000. Dr. Gaylis is prohibited from competing with the Company and soliciting any employee or contractor of the Company for the duration of his employment agreement and for a period of two years thereafter. Additionally, Dr. Gaylis is prohibited from disclosing confidential information. Dr. Gaylis resigned from Continucare in March 1999 in order to pursue other business interests, at which time his employment agreement was terminated.

         Mr. Altman's employment agreement was for a period of two years commencing on August 24, 1998 and provided for an annual base salary of $160,000 and a bonus equal to at least 10% of his base salary and any additional bonus as may have been determined by the compensation committee. Under the terms of Mr. Altman's employment agreement, he received an option to purchase 62,500 shares of common stock at a $5.125 exercise price. Upon a change of control, Mr. Altman was entitled to an acceleration of the remainder of his employment agreement, up to a maximum of one year salary and the automatic vesting of the stock option. Mr. Altman resigned from Continucare in April 1999 in order to pursue other business interests, at which time his employment agreement was terminated.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 27, 1999 concerning the beneficial ownership of the common stock by (i) each person known by Continucare to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the directors and director nominees who own our shares, (iii) Named Executive Officers (as defined hereafter), and (iv) all of our executive officers and directors as a group. All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person's spouse.


              NAME AND ADDRESS                      AMOUNT AND NATURE OF                     PERCENT OF
             OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)                 COMMON STOCK(2)
---------------------------------------------      ------------------------                ---------------
Charles M. Fernandez                                       1,454,167(3)                         9.8%
   80 S.W. 8th Street
   Miami, FL 33131

Spencer J. Angel                                             200,800(4)                          1.4
   80 S.W. 8th Street
   Miami, FL 33131

Dr. Phillip Frost                                          2,549,533(5)                         16.3
   4400 Biscayne Boulevard
   Miami, FL  33137

Neil Flanzraich                                                    0                              0
   4400 Biscayne Boulevard
   Miami, FL  33137

Carlos E. Padron                                              10,000                              *
   338 Minorca Avenue
   Coral Gables, FL 33134

Strategic Investment Partners, Ltd.                        2,250,000(6)                         15.3
   Kaya Flamboyan 9
   Willemstad, Curacao
   Netherlands Antilles

Franklin Resources, Inc.                                   2,620,607(7)                         15.1
   777 Mariners Island Boulevard
   San Mateo, CA

Pecks Management Partners Ltd.                             1,862,069(7)                         11.2
   One Rockefeller Plaza
   Suite 900
   New York, NY

All directors and executive officers                       4,214,500(8)                         28.2
   as a group (6 persons)

--------------------
*    Less than one percent.
(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial owner" of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2)  Based on 14,740,091 shares outstanding as of December 27, 1999.
(3) Includes (i) 1,316,667 shares of Common Stock are owned of record by the Fernandez Family Limited Partnership, (ii) 27,500 shares held directly by Mr. Fernandez and (iii) 110,000 shares of Common Stock underlying options granted that are currently exercisable.
(4) Includes (i) 800 shares held by Arkangel, Inc. and (ii) 200,000 shares held by Harter Financial, Inc.
(5) Based on the most recent Schedule 13D, includes (i) shares owed beneficially through Frost Nevada Limited Partnership and Frost-Nevada Corporation and (ii) 75,000 shares of common stock underlying options granted that are currently exercisable.
(6) Based on the most recent Schedule 13D, beneficial ownership of these shares is shared by (i) Quasar Strategic Partners LDC, (ii) Quantum Industrial Partners LDC, (iii) QIH Management Advisor, L.P., (iv) QIH Management, Inc., (v) Soros Fund Management LLC, (vi) Mr. Stanley F. Druckenmiller and
     (vii) Mr. George Soros.
(7) Represents shares of Common Stock that may be issued upon the conversion (at a conversion price of $7.25) of 8% Convertible Subordinated Notes due 2002 issued by the Company on October 30, 1997. Share information based on the most recent Schedule 13G.
(8) Includes 185,000 shares of Common Stock underlying options granted that are currently exercisable.

         In connection with the restructuring of the Company's convertible subordinated notes as described in Proposal No. 2, Continucare will be issuing 15,500,000 shares of common stock to the noteholders and 3,000,000 shares of common stock to the guarantors of Continucare's financing. The table above does not give effect to the issuance of these additional shares. See "Restructuring Overview" in Proposal No. 2.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         In May 1999 the Company entered into an agreement with Harter Financial, Inc. ("Harter") to assist it with a financial reorganization and to represent the Company in negotiating the restructuring of the Notes and a settlement with the noteholders. As compensation for its services, Harter received an initial fee of $50,000 on May 18, 1999. On October 18, 1999, the Board of Directors approved a final compensation package to be paid to Harter consisting of a cash payment of $150,000 and the issuance of 200,000 unregistered shares of the Company's common stock, which were valued at $112,500 based on the closing price of the Company's stock on the date of grant. Mr. Angel, the Company's president and CEO is also the president and a 15% shareholder of Harter. However, as of May 18, 1999, Mr. Angel was not an officer or director of the Company.

         In April 1999 the Company sold substantially all of the assets of Rehab Management Systems, Inc., Integracare, Inc., J.R. Rehab Associates, Inc. and Continucare Occmed Services, Inc. to Kessler Rehabilitation of Florida, Inc. ("Kessler") for $5,500,000. Mr. Looloian, a director of the Company during fiscal 1999, was also a director of Kessler at the time of the sale.

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

         On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., a wholly owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices, including practices (the "Practices') affiliated with Norman G. Gaylis, M.D., a former executive officer of the Company. In connection with the acquisition, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"). Dr. Gaylis owns a 33.3% interest in ZAG and is an officer of ZAG.

         Pursuant to the management agreement, ZAG agreed to provide services to Continucare Physician Practice Management, Inc., a subsidiary of Continucare (the "Subsidiary"), including the following: (i) manage and monitor the Subsidiary's inpatient, outpatient and other muscular-skeletal programs and all operations, policies and procedures relating thereto; (ii) assist with the recruitment and hiring of clinical and administrative staff for each program and/or physician practice owned and/or managed by the Subsidiary and monitor the Subsidiary's personnel needs; (iii) furnish various services and recommendations related to the fiscal operation of the Subsidiary; (iv) assist the Subsidiary in working with governmental agencies, third party payors and others to maintain existing and secure any additional necessary licenses, certification, permits, approvals, and reimbursement; (v) provide consultation to assist the Subsidiary in achieving efficient operation and compliance; and (vi) identify acquisition targets that satisfy the Subsidiary's quality, financial, geographic and other standards and the negotiation of such acquisitions up to the letter of intent. In consideration of the management services, the ZAG Group was paid an hourly rate, not to exceed $200,000 in the aggregate for the 12-month period ended March 31, 1998, and not to exceed $400,000 in the aggregate for the 12-month period ended March 31, 1999.

         In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In September 1998, the Company paid approximately $2,000,000 to ZAG in connection with an Agreement and Plan of Merger executed between the Company and ZAG which effectively canceled the put/call agreement. Cash of $115,000 was paid and the remaining $1,885,000 was paid by issuing 575,000 unregistered shares of the Company's common stock with a fair market value of approximately $1,600,000 on the date of issuance. However, in the event that the common stock issued does not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the Agreement and Plan of Merger provided that the Company shall pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. Based on the current market price of the Company's common stock, additional consideration of approximately $1,600,000 in cash, or approximately 2,352,000 shares of the Company's common stock, would have to be issued. However, as noted below, this additional consideration has not been paid and is in dispute.

         In November 1999, the Company commenced litigation against ZAG and its affiliated parties alleging breach of fiduciary duties, improper billing, return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger. If the action is unsuccessful Continucare may be required to pay in excess of $1,600,000 of additional consideration, in the form of either cash or stock, representing the difference between $1,885,000 and the fair market value of the 575,000 shares of Continucare common stock previously issued to ZAG in connection with the Agreement and Plan of Merger.

         As part of the Company's business rationalization program, in April 1999, the Company transferred to Dr. Gaylis certain of the assets and liabilities of Continucare Physician Practice Management, Inc.'s ("CPPM") Specialty Physician Practices. These assets included one physician practice (or 25% of the total physician practices held by the Company prior to this transaction), which operated from two locations. The physician practice transferred to Dr. Gaylis accounted for 37.3% of the Company's Specialty Physician Practices' fiscal 1998 revenue and 21.0% of the Specialty Physician Practices' fiscal 1999 total revenue.

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



           10.13     Purchase  Agreement,  dated as of September 4, 1997,  by and among  Continucare  Corporation,
                     Continucare  Physician  Practice  Management,  Inc., a wholly owned subsidiary of Continucare
                     Corporation,  DHG  Enterprises,  Inc. f/k/a Doctor's  Health Group,  Inc. and Doctor's Health
                     Partnership, Inc., both Florida corporations, and Claudio Alvarez and Yvonne Alvarez. (10)
           10.14     Stock  Purchase  Agreement,  dated  as  of  February  13,  1998,  by  and  among  Continucare
                     Corporation,  Continucare  Rehabilitation  Services,  Inc., Integrated Health Services, Inc.,
                     Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc. (12)
           10.15     Asset Purchase Agreement, dated as of April 7, 1998, by and among: (i) SPI Managed Care, Inc.,
                     SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., Broward Managed
                     Care, Inc., each a Florida corporation; (ii) First Medical Corporation, a Delaware corporation and
                     First Medical Group, Inc., a Delaware corporation; and (iii) CNU Acquisition Corporation, a Florida
                     corporation. (13) and (15)
           10.16     Asset Purchase Agreement, dated as of August 18, 1998, by and among: (i) Caremed Health Systems,
                     Inc.; (ii) Caremed Medical Management, Inc.; Caremed Health Administrators, Inc., each a Florida corporation; and (iii) Continucare Managed Care, Inc., a Florida corporation. (16)
           10.17     Asset Purchase  Agreement,  dated April 7, 1999, by and among: (i) Kessler  Rehabilitation of
                     Florida, Inc., a Florida Corporation;  Rehab Management Systems, Inc., a Florida Corporation;
                     Continucare Occmed Services,  Inc., a Florida  Corporation;  and Continucare  Corporation,  a
                     Florida Corporation. (17)
           10.18     Second Amendment To Acquisition  Facility,  revolving Credit Facility and Security  Agreement among  Continucare  Corporation,  Borrower and First Union  National  Bank of Florida,  dated
                     April 7, 1999 (19) (Exhibit 10.18).
           10.19     Lease Termination Agreement as of the 28th day of June 1999, between NOP 100 2nd Street Tower, LLC
                     (Assignee in interest of Miami Tower Associates Limited Partnership) and Continucare Corporation.
                     (19) (Exhibit 10.19)
           10.20     Second  Amendment to  Employment  Agreement  between  Charles M.  Fernandez  and the Company, entered into as of the 1st day of November 1999 (20)
           10.21     First Amendment to Employment  Agreement  between  Spencer J. Angel and the Company,  entered into as of the 1st day of November, 1999 (20)
            21.1     Subsidiaries of the Company. (19) (Exhibit 21.1)
            23.1     Consent of Ernst & Young LLP (19) (Exhibit 23.1)
            23.2     Consent of Deloitte & Touche LLP (19) (Exhibit 23.2)
            27.1     Financial Data Schedule (19) (Exhibit 27.1)
            99.1     Notification of failure to make the April 30, 1999 semi-annual  payment of interest on its 8%
                     Convertible Subordinated Notes Payable due 2002. (18)


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

(11) Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.
(12) Form 8-K dated February 13, 1998 and filed with the Commission on February 26, 1997.
(13) Form 8-K dated April 14, 1998 and filed with the Commission on April 27, 1998.
(14) Form 8-K dated May 6, 1998 and filed with the Commission on May 11, 1998.
(15) Form 8-K/A dated May 11, 1998 and filed with the Commission on May 15,
     1998.
(16) Form 8-K dated and filed with the Commission on September 2, 1998.
(17) Form 8-K dated April 21, 1999 and filed with the Commission on April 23, 1999.
(18) Form 8-K dated April 30, 1999 and filed with the Commission on May 3, 1999.
(19) Form 10-K dated October 13, 1999 and filed with the Commission on October 13, 1999.
(20) Filed herein.

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

                                CONTINUCARE CORPORATION

                                By:  /s/ SPENCER J. ANGEL
                                   --------------------------------------------
                                    SPENCER J. ANGEL
                                    Chief Executive Officer, Chief Operating
                                    Officer and President


Dated:   January 20, 2000

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                SIGNATURE                                         TITLE                                 DATE
                ---------                                         -----                                 ----



/s/ SPENCER ANGEL
--------------------------------------          President, Chief Executive Officer, Chief         January 20, 2000
Spencer Angel                                         Operating Officer and Director
                                                      (Principal Executive Officer)
/s/ JANET HOLT
--------------------------------------                   Chief Financial Officer                  January 20, 2000
Janet Holt                                          (Principal Accounting Officer and
                                                       Principal Financial Officer)

/s/ CHARLES M. FERNANDEZ                                  Chairman of the Board                   January 20, 2000
--------------------------------------
Charles M. Fernandez

/s/ PHILLIP FROST, M.D.                                 Vice Chairman of the Board                January 20, 2000
--------------------------------------
Phillip Frost, M.D.

/s/ NEIL FLANZRAICH
--------------------------------------                           Director                         January 20, 2000
Neil Flanzraich

/s/ CARLOS E. PADRON
--------------------------------------                           Director                         January 20, 2000
Carlos E. Padron



                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  -----
Report of Independent Certified Public Accountants........................................         F-2

Independent Auditors' Report..............................................................         F-3

Consolidated Balance Sheets as of June 30, 1999 and 1998..................................         F-4

Consolidated Statements of Operations for the years ended June 30, 1999, 1998
     and 1997.............................................................................         F-5

Consolidated Statements of Shareholders' (Deficit) Equity  for the years ended
     June 30, 1999, 1998 and 1997.........................................................         F-6

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

                                            ERNST & YOUNG LLP


Miami, Florida
October 6, 1999, except for the third paragraph of Note 3, as to which the date is November 15, 1999

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

Deloitte & Touche LLP


Miami, Florida
September 23, 1997

                             CONTINUCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                                      JUNE 30,
                                                                                          ----------------------------------
                                           ASSETS                                               1999             1998
                                                                                          --------------   -----------------
  Current assets
     Cash and cash equivalents...........................................................    $  3,185,077     $  7,435,724
     Accounts receivable, net of allowance for doubtful accounts of $5,752,000 and
       $2,071,000, respectively..........................................................         302,166        9,009,462
     Other receivables...................................................................         266,057        1,091,744
     Prepaid expenses and other current assets...........................................         298,899          595,086
     Income taxes receivable.............................................................              --        1,800,000
                                                                                             ------------     ------------
       Total current assets..............................................................       4,052,199       19,932,016
  Notes receivable, net of allowance for doubtful accounts of $7,051,000 and
     $5,510,000, respectively............................................................              --        1,644,420
  Equipment, furniture and leasehold improvements, net...................................       1,098,289        5,496,025
  Cost in excess of net tangible assets acquired, net of accumulated amortization of
     $3,837,000 and $2,252,000 respectively..............................................      22,346,156       38,621,561
  Deferred financing costs, net of accumulated amortization of $1,203,000 and
     $400,000, respectively..............................................................       2,551,811        3,373,999
  Other assets, net......................................................................          69,165          418,084
                                                                                             ------------     ------------
       Total assets......................................................................     $30,117,620      $69,486,105
                                                                                             ============     ============
                       LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
  Current liabilities
     Accounts payable....................................................................   $     842,442    $     816,844
     Accrued expenses....................................................................       2,358,346        2,593,493
     Accrued salaries and benefits.......................................................       1,856,140        2,629,660
     Medical claims payable..............................................................       4,825,081          966,251
     Convertible subordinated notes payable..............................................      45,000,000                -
     Current portion of long-term debt...................................................       6,857,946          850,000
     Accrued interest payable............................................................       2,400,022          623,556
     Current portion of capital lease obligations........................................         112,652          328,295
                                                                                             ------------     ------------
       Total current liabilities.........................................................      64,252,629        8,808,099
  Deferred tax liability.................................................................              --          954,894
  Capital lease obligations, less current portion........................................         123,436          496,766
  Convertible subordinated notes payable.................................................              --       46,000,000
  Long-term debt, less current portion...................................................       1,396,753               --
                                                                                             ------------     ------------
       Total liabilities.................................................................      65,772,818       56,259,759
  Commitments and contingencies
  Shareholders' (deficit) equity
     Common stock, $0.0001 par value: 100,000,000 shares authorized; 17,536,283 shares issued and 14,540,091 shares outstanding at June 30, 1999; and
       16,661,283 shares issued and 13,731,283 shares outstanding at June 30, 1998.......          1,455            1,374
     Additional paid-in capital..........................................................      32,910,465       31,099,303
     Accumulated deficit.................................................................     (63,142,417)     (12,631,651)
     Treasury stock (2,996,192 shares at June 30, 1999 and 2,930,000 shares at
       June 30, 1998)....................................................................      (5,424,701)      (5,242,680)
                                                                                             ------------     ------------
       Total shareholders' (deficit) equity .............................................     (35,655,198)      13,226,346
                                                                                             ------------     ------------
       Total liabilities and shareholders' (deficit) equity .............................     $30,117,620      $69,486,105
                                                                                             ============     ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              FOR THE YEAR ENDED JUNE 30,
                                                                -------------------------------------- ------------------
                                                                       1999               1998               1997
                                                                -------------------------------------- ------------------

      Revenue
        Medical services, net...................................   $182,008,710       $ 63,088,911        $  1,041,793
        Management fees.........................................        518,042          2,495,382          12,874,592
                                                                   ------------       ------------        ------------
          Subtotal..............................................    182,526,752         65,584,293          13,916,385

      Expenses
        Medical services........................................    163,237,820         54,695,446           4,493,195
        Payroll and employee benefits...........................     13,797,555          5,714,653           1,855,000
        Provision for bad debts.................................      6,196,384          5,778,216           1,818,293
        Professional fees.......................................      1,886,661          1,637,957           1,450,790
        General and administrative..............................     10,198,385          8,435,001           1,176,516
        Write down of long-lived assets.........................     11,717,073                 --                  --
        Loss on disposal of subsidiaries........................     15,361,292                 --                  --
        Depreciation and amortization...........................      5,791,982          3,247,717             208,936
                                                                   ------------       ------------        ------------
          Subtotal..............................................    228,187,152         79,508,990          11,002,730
                                                                   ------------       ------------        ------------

   (Loss) income from operations................................    (45,660,400)       (13,924,697)          2,913,655

   Other income (expense)
      Interest income...........................................        138,963            932,397             165,253
      Interest expense..........................................     (5,145,212)        (3,007,331)           (162,235)
      Other.....................................................         24,906            107,696              (9,081)
                                                                   ------------       ------------        ------------

   (Loss) income before income taxes and extraordinary item.....    (50,641,743)       (15,891,935)          2,907,592
   (Benefit) provision for income taxes.........................             --           (909,000)          1,200,917
                                                                   ------------       ------------        ------------
   (Loss) income before extraordinary items.....................    (50,641,743)       (14,982,935)          1,706,675
   Extraordinary gain on extinguishment of debt.................        130,977                 --                  --
                                                                   ------------       ------------        ------------
   Net (loss) income............................................  $ (50,510,766)      $(14,982,935)       $  1,706,675
                                                                   ============       ============        ============

   Basic and diluted (loss) earnings per common share:
      (Loss) income before extraordinary item...................  $       (3.50)      $      (1.20)       $        .16

      Extraordinary gain on extinguishment of debt..............            .01                 --                  --
                                                                    ------------       ------------        ------------

      Net (loss) income.........................................  $        (3.49)     $      (1.20)       $         .16
                                                                    ============       ============        ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY


                                                                                   RETAINED                        TOTAL
                                                                 ADDITIONAL        EARNINGS                    SHAREHOLDERS'
                                                     COMMON        PAID-IN       (ACCUMULATED    TREASURY         EQUITY
                                                     STOCK         CAPITAL         DEFICIT)       STOCK          (DEFICIT)
                                                  ------------- --------------   ------------- -------------   --------------

Balance at July 1, 1996 ....................   $        667    $    763,202    $    644,609    $       --      $  1,408,478

Issuance of stock related to private
   placement, net of costs .................            330       6,499,670            --              --         6,500,000

Issuance of stock/merger with Zanart, net
   of merger costs .........................            290       1,845,428            --              --         1,845,718

Exercise of stock warrants .................             91       5,441,584            --              --         5,441,675

Buyout of minority interest
   in subsidiary ...........................              4            --              --              --                 4

Repurchase of stock ........................           (293)           --              --        (2,284,330)     (2,284,623)

Net income .................................           --              --         1,706,675            --         1,706,675
                                               ------------    ------------    ------------    ------------    ------------

Balance at June 30, 1997 ...................          1,089      14,549,884       2,351,284      (2,284,330)     14,617,927

Issuance of stock related to Doctors Health
   Group ...................................             25       2,311,294            --              --         2,311,319

Issuance of stock related to other
   acquisitions.............................              8         401,277            --              --           401,285

Issuance of stock related to private
   placement, net of costs .................            225      10,574,775            --              --        10,575,000

Exercise of stock warrants and options .....             27       1,101,973            --              --         1,102,000

Settlement of former shareholder claim .....           --         1,385,100            --        (2,958,350)     (1,573,250)

Issuance of stock warrants .................           --           775,000            --              --           775,000

Net loss ...................................           --              --       (14,982,935)           --       (14,982,935)
                                               ------------    ------------    ------------    ------------    ------------

Balance at June 30, 1998 ...................          1,374      31,099,303     (12,631,651)     (5,242,680)     13,226,346

Receipt of stock in settlement of receivable             (7)           --              --          (182,021)       (182,028)

Issuance of stock for settlement of former
   shareholder claim .......................             30             (30)           --              --              --

Issuance of stock related to ZAG acquisition             58       1,811,192            --              --         1,811,250

Net loss ...................................           --              --       (50,510,766)           --       (50,510,766)
                                               ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1999 ...................   $      1,455    $ 32,910,465    $(63,142,417)   $ (5,424,701)  $ (35,655,198)
                                               ============    ============    ============    ============    ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            FOR THE YEAR ENDED JUNE 30,
                                                                                    ------------------------------------------
                                                                                       1999            1998            1997
                                                                                    ----------      ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income ..........................................................   $(50,510,766)   $(14,982,935)   $  1,706,675
   Adjustments to reconcile net (loss) income to cash used in operating activities:
      Depreciation and amortization, including amortization of
         deferred loan costs ..................................................      6,705,221       3,648,581         208,936
      Provision for bad debts .................................................      4,656,384       1,953,013       1,818,293
      Write down of long-lived assets .........................................     11,717,073            --              --
      Loss on purchase of minority interest ...................................           --              --             9,081
      Income applicable to minority interest ..................................           --              --           162,235
      Provision for notes receivable ..........................................      1,540,000       3,825,219            --
      Loss on treasury stock transaction ......................................           --           426,750            --
      Loss on disposal of subsidiaries ........................................     15,361,292            --              --
      Amortization of discount on notes payable ...............................        254,531            --              --
      Gain on early extinguishment of debt ....................................       (130,977)           --              --
      Compensation expense on exercise of warrants ............................           --           212,500            --
    Changes in assets and liabilities, excluding the effect of acquisitions and disposals:
      Decrease (increase) in accounts receivable ..............................      3,044,990      (3,615,007)     (2,031,859)
      Decrease (increase) in prepaid expenses and other current assets ........        191,644         127,467        (368,373)
      Decrease (increase) in other receivables ................................       (221,092)     (2,891,744)     (5,000,000)
      Decrease in income tax receivable .......................................      1,800,000            --              --
      Increase in intangible assets ...........................................         75,674            --          (249,063)
      Decrease (increase) in other assets .....................................         24,141        (206,662)       (499,402)
      Decrease (increase) in deferred tax asset, net ..........................           --           505,699        (450,824)
      (Decrease) increase in accounts payable and accrued expenses ............     (1,516,093)      2,311,647         813,681
      Increase in medical claims payable ......................................      3,858,831            --              --
      Increase in accrued interest payable ....................................      1,776,466         586,261          14,134
      (Decrease) increase in income and other taxes payable ...................           --          (693,709)        199,179
                                                                                    ----------      ----------      ----------
Net cash used in operating activities .........................................     (1,372,681)     (8,792,920)     (3,667,307)
                                                                                    ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash proceeds from disposal of subsidiaries ................................      5,642,216            --              --
   Cash paid for acquisitions .................................................     (4,640,000)    (37,972,997)     (3,342,500)
   Property and equipment additions ...........................................       (751,708)     (1,006,706)       (536,091)
                                                                                    ----------      ----------      ----------
Net cash provided by (used in) investing activities ...........................        250,508     (38,979,703)     (3,878,591)
                                                                                    ----------      ----------      ----------


(CONTINUED ON NEXT PAGE).

                             CONTINUCARE CORPORATION

                                                                                   FOR THE YEAR ENDED JUNE 30,
                                                                           --------------------------------------------
                                                                               1999            1998           1997
                                                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments to redeem Convertible Subordinated Notes ...................   $   (720,000)   $ (2,000,000)   $ (2,284,623)
   Issuance of common stock to purchase minority interest ..............           --              --          (204,000)
   Principal repayments under capital lease obligation .................       (247,619)       (254,233)        (27,105)
   Proceeds received from private placement of common stock ............           --        10,575,000       6,600,000
   Payments on acquisition notes .......................................     (1,475,000)       (892,500)           --
   Costs incurred associated with Convertible Subordinated Notes .......           --        (3,000,000)           --
   Proceeds from acceleration of Series A Warrants .....................           --              --         5,441,675
   Proceeds from Convertible Subordinated Notes ........................           --        46,000,000            --
   Proceeds from Term and Revolving Notes ..............................      5,000,000       2,500,000       2,500,000
   Costs incurred associated with Term and Revolving Notes .............       (161,051)           --              --
   Proceeds from issuance of common stock ..............................           --           889,500       1,970,715
   Repayment of loan from HCMP .........................................           --              --           (55,250)
   Repayment of Term and Revolving Notes ...............................     (3,935,745)     (5,000,000)           --
   Repayments to Medicare per agreement ................................     (1,736,579)           --              --
   Costs incurred associated with Private Placement and Merger .........           --              --          (225,000)
   Proceeds from note repayment ........................................        147,520            --              --
   Repayment of shareholder note .......................................           --          (599,000)           --
                                                                           ------------    ------------    ------------
Net cash (used in) provided by financing activities ....................     (3,128,474)     48,218,767      13,716,412
                                                                           ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents ...................     (4,250,647)        446,144       6,170,514
Cash and cash equivalents at beginning of fiscal year ..................      7,435,724       6,989,580         819,066
                                                                           ------------    ------------    ------------
Cash and cash equivalents at end of fiscal year ........................   $  3,185,077    $  7,435,724    $  6,989,580
                                                                           ============    ============    ============

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes.............................................    $       --      $  1,528,445    $  1,457,000
                                                                           ============    ============    ============

Cash paid for interest .................................................   $  2,125,895    $  2,021,070    $     86,348
                                                                           ============    ============    ============

Notes payable issued for acquisitions ..................................   $  5,819,411    $       --      $       --
                                                                           ============    ============    ============

Receipt of stock in settlement of receivable ...........................   $    182,028    $       --      $       --
                                                                           ============    ============    ============

Stock issued in ZAG acquisition ........................................   $  1,811,250    $       --      $       --
                                                                           ============    ============    ============

Purchase of  furniture  and  fixtures  with  proceeds of capital  lease
         obligation ....................................................   $       --      $       --      $    252,712
                                                                           ============    ============    ============


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

To strengthen Continucare financially, since the end of calendar 1998, the Company has undertaken a business rationalization program (the "Business Rationalization Program") to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance as discussed in further detail in Notes 2 and 3. In connection with the implementation of its Business Rationalization Program, Continucare has sold or closed its Outpatient Rehabilitation subsidiary, Diagnostic Imaging subsidiary and Physician Practice subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other costs). The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due. The rationalization liability associated with these divestitures relates to operating lease accruals requiring monthly payments through 2007.

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

Accounts Receivable--Accounts receivable result primarily from medical services provided to patients on a fee-for-service basis and on a capitated basis and from hospitals where the Company provides medical services. Fee-for-service amounts are paid by government sponsored health care programs (primarily Medicare and Medicaid), insurance companies, self-insured employers and patients. The accounts receivable balance outstanding at June 30, 1999 is comprised of the net of $604,000 in patient accounts receivable and $302,000 due to third party payors.

Accounts receivable include an allowance for contractual adjustments, charity and other adjustments. Contractual adjustments result from differences between the rates charged for the service performed and amounts reimbursed under government sponsored health care programs and insurance contracts. Charity and other adjustments, which were immaterial for the years ended June 30, 1999, 1998 and 1997, represent services provided to patients for which fees are not expected to be collected at the time the service is provided. Accounts receivable are also presented net of intermediary final settlement adjustments.

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

Costs In Excess Of Net Tangible Assets Acquired--Costs in excess of net tangible assets acquired are stated net of accumulated amortization and are amortized on a straight-line basis over periods ranging from 2.5 to 20 years. The Company periodically evaluates the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. Indicators of a permanent impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. The Company believes that certain of its costs in excess of net tangible assets acquired - primarily those related to its Independent Practice Association ("IPA") and one of its Home Health divisions, $9,200,000 and $2,200,000 respectively - have been impaired based upon recent and anticipated significant cash flow deficiencies. As the net present value of expected future cash flows for these operating entities were negative, the following intangible assets were written off during 1999:

Goodwill                                                          $  7,724,000
Identifiable intangibles:
     Contract rights                                                 3,159,000
     Other, including assembled workforce and tradenames               564,000
Other                                                                  270,000
                                                                  ------------
                                                                   $11,717,000
                                                                  ============

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

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid healthcare services with HMOs. No contracts are considered loss contracts at June 30, 1999 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

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



NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS

PHYSICIAN PRACTICES

On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., ("CPPM") a wholly-owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisitions included the purchase of AARDS, INC., a Florida corporation formerly known as Norman B. Gaylis, M.D., Inc., of Rosenbaum, Weitz & Ritter, Inc., a Florida corporation, and of Arthritis & Rheumatic Disease Specialties, Inc., a Florida corporation, from Sheridan Healthcare, Inc. (collectively "AARDS") The aggregate purchase price was approximately $3,300,000. Tangible assets recorded consisted primarily of receivables and equipment. As a result of the acquisitions, purchase price in excess of the fair value of the net tangible assets acquired was approximately $2,149,000 and included approximately $1,173,000 in separately identifiable intangible assets. Goodwill was being amortized over 20 years and separately identifiable assets were being amortized over periods ranging from 7 to 10 years. The consolidated financial statements include the accounts of these acquisitions from the date of the acquisitions.

In connection with the purchase of AARDS, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by Jay Ziskin, Ken Arvin and Dr. Norman Gaylis. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In September 1998, the Company paid approximately $2,000,000 to ZAG in connection with an agreement and plan of merger executed between the Company and ZAG which effectively canceled the put/call agreement. Cash of $115,000 was paid and the remaining $1,885,000 was paid by issuing 575,000 unregistered shares of the Company's common stock with a fair market value of approximately $1,600,000 on the date of issuance. However, in the event that the common stock issued does not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the agreement and plan of merger provides that the Company shall pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. The cost in excess of net tangible assets acquired was recorded on the accompanying balance sheet and was being amortized over a weighted average life of 14 years. Based on the current market price of the Company's common stock, additional consideration of approximately $1,600,000 in cash or approximately 2,352,000 shares of the Company's common stock would have to be issued.

On November 15, 1999, the Company commenced litigation against ZAG and its affiliated parties alleging breach of fiduciary duties, improper billing, and seeking return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the agreement and plan of merger. If the action is unsuccessful, Continucare may be required to pay in excess of $1,600,000 of additional consideration, in the form of either cash or stock, representing the difference between $1,885,000 and the fair market value of the 575,000 unregistered shares of Continucare common stock previously issued to ZAG in connection with the agreement and plan of merger. At this time, no additional payment has been made to ZAG.

On March 12, 1999, the Company closed CPPM by selling assets totaling approximately $3,675,000 and closing offices that represented assets totaling approximately $1,069,000. As a result of closing CPPM, the Company recorded a loss on disposal of approximately $4,200,000 which consisted of the following:

Equipment, furniture and leasehold improvements                $  405,000
Goodwill                                                        3,131,000
Identifiable  intangibles,  including contracts and
     assembled work force                                         670,000
Other, including deposits and prepaid expenses                     61,000
Liabilities assumed                                               (67,000)
                                                               ----------
                                                               $4,200,000
                                                               ==========


Net patient revenue and net operating loss for CPPM (prior to recording the loss on disposal) was approximately $6,096,000 and $2,133,000, respectively, for the year ended June 30, 1999. Approximately 60 employees were terminated as a result of the closure of this division. Neither severance nor any other significant exit costs were incurred as a result of this closure.

HOME HEALTH SERVICES

On September 19, 1997, the Company acquired the stock of Maxicare, Inc. ("Maxicare"), a Florida based home health agency for $4,200,000 including approximately $900,000 of liabilities assumed. In addition, $300,000 of additional purchase price is contingent upon maintaining various performance criteria and, if earned, would be due in equal installments in September 1999 and 1998. No amounts have been paid to the former owner of Maxicare, Inc. pursuant to the contingent purchase price from the acquisition. The acquisition is being accounted for under the purchase method of accounting. Tangible assets recorded consisted primarily of cash, receivables and equipment. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $3,048,000 and included approximately $1,189,000 in separately identifiable intangible assets. Goodwill was being amortized over 20 years and separately identifiable intangible assets were being amortized over periods ranging from 3 to 20 years. The consolidated financial statements include the accounts of Maxicare since the date of acquisition. As discussed in Note 1, during fiscal 1999 management determined that the intangible assets associated with Maxicare were impaired.

RADIOLOGY SERVICES

On December 1, 1997, the Company acquired the assets of Beacon Healthcare Group (principally medical supplies and equipment) for $2,200,000 in cash and 83,000 shares of the Company's common stock with a value of $490,000. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $2,000,000 and included approximately $1,142,000 in separately identifiable intangible assets. Goodwill was being amortized over 20 years and separately identifiable assets were being amortized over periods ranging from 6 to 15 years.

On December 27, 1998, the Company sold the stock of the diagnostic imaging services subsidiary (the "Subsidiary") for a cash purchase price of $120,000 to Diagnostic Results, Inc. Prior to the sale, the Subsidiary conveyed through dividends all of the accounts receivable of the Subsidiary to the Company. All obligations existing on the date of sale remained the obligations of the Company. As a result of this transaction, the Company recorded a loss on disposal of approximately $4,152,000, which consisted of the following:

Operating lease accrual                                            $1,000,000
Equipment, furniture and leasehold improvements                     1,512,000
Goodwill                                                              750,000
Contractual rights                                                  1,043,000
Liabilities assumed                                                   (33,000)
Consideration received                                               (120,000)
                                                                   ----------
                                                                   $4,152,000
                                                                   ==========

Net patient revenue and net operating loss (prior to recording of the loss on disposal) were approximately $1,900,000 and $2,000,000, respectively, for the year ended June 30, 1999. Approximately 60 employees were terminated as a result of the sale. Neither severance nor any other significant exit costs were incurred as a result of the sale. The operating lease accrual includes several leases requiring monthly payments through 2007. Through June 30, 1999 approximately $35,000 of this liability had been paid.

REHABILITATION MANAGEMENT SERVICES

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc., collectively referred to as "RMS", for a total purchase price of approximately $10,500,000, including acquisition costs of approximately $500,000. RMS operates numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient rehabilitation services. The acquisition was accounted for under the purchase method of accounting. Tangible assets recorded consisted principally of receivables and equipment. The purchase price in excess of the fair value of the net tangible assets acquired of approximately $6,160,000 was recorded as goodwill and was being amortized using the straight-line method over a weighted average life of 15 years.

On April 8, 1999, the Company sold substantially all the assets of RMS to Kessler Rehabilitation of Florida, Inc. ("Kessler") for $5,500,000 in cash and the assumption of certain liabilities. The Company recorded a loss on sale of approximately $6,800,000, which consisted of the following:

Net working capital                                                $4,838,000
Equipment, furniture and leasehold improvements                     1,739,000
Goodwill                                                            5,723,000
Consideration received                                             (5,500,000)
                                                                   ----------
                                                                   $6,800,000
                                                                   ==========

The consolidated financial statements included the accounts of RMS from the date of purchase to the date of sale. Net patient revenue and net operating loss (prior to recording of the loss on disposal) were approximately $13,272,000 and $2,053,000, respectively, for the year ended June 30, 1999. Approximately 600 employees were terminated as a result of the sale and severance costs of approximately $50,000 was accrued and paid prior to June 30, 1999. No other significant exit costs were incurred as a result of the sale. A member of the Company's Board of Directors at the time of the sale is also a director of Kessler.

MANAGED CARE SERVICES

On October 31, 1997, the Company purchased the assets of DHG Enterprises, Inc. and Doctors Health Partnership, Inc. (collectively, "Doctors Health Group"), a company that provides healthcare services at outpatient centers through managed care contracts. The total purchase price for the acquisition was approximately $16,000,000, including acquisition costs of approximately $1,052,000. Of this amount, $1,700,000 was paid in common stock of the Company (242,098 shares), approximately $13,700,000 was paid in cash and warrants to purchase 200,000 shares of the Company's common stock with an estimated fair market value of

$600,000 were issued. The warrants have an exercise price of $7.25 per share for a period of 5 years. The acquisition is being accounted for under the purchase method of accounting. Tangible assets acquired consisted principally of medical equipment and deposits. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $15,478,000 and included approximately $5,636,000 in separately identifiable intangible assets. Goodwill is being amortized over 20 years and separately identifiable intangible assets are being amortized over periods ranging from 4 to 20 years. The consolidated financial statements include the accounts of Doctors Health Group from the purchase date.

On January 1, 1998, the Company acquired certain of the assets of Medical Services Organization, Inc. ("MSO") for a total purchase price of $4,260,000. MSO provides healthcare services at outpatient centers through capitated managed care contracts. The Company paid $2,560,000 in cash and entered into a note payable totaling $1,700,000. The acquisition is being accounted for under the purchase method of accounting. The entire purchase price was in excess of the net tangible assets acquired and was recorded as contract costs. These costs are being amortized using the straight-line method over 10 years. The amortization period is based on the remaining life of the contract acquired. The note is payable in six equal monthly installments beginning May 1, 1998. At June 30, 1999 the note had been paid in full. In addition, the Company is obligated to pay the owners of MSO an additional purchase price up to a maximum amount of $25,000,000 based on the annualized net revenues of the acquired contract for the twelve month period ended December 31, 1998, as adjusted under the terms of the acquisition agreement with the former owner of MSO, times a multiple of
4.25. The additional purchase price, if any, may be paid entirely in Common Stock of the Company; however the Company may, at its discretion, pay 50% of the additional purchase price in cash. Based on the performance of the contract for that period, the Company has not paid or accrued for any additional purchase price. Furthermore, as discussed in Note 1, Management has determined that the intangible assets of MSO are impaired. The consolidated financial statements include the accounts of MSO since the date of purchase.

On April 14, 1998, the Company purchased the assets of SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., and Broward Managed Care, Inc., (collectively "SPI"), which consisted principally of office and medical equipment. SPI provides healthcare services at outpatient centers through capitated managed care contracts. The total purchase price for the acquisition was approximately $6,750,000. The acquisition is being accounted for under the purchase method of accounting. The purchase price in excess of the fair value of the net tangible assets acquired of approximately $6,416,000 was recorded as goodwill and is being amortized using the straight-line method over a weighted average life of 15 years. The consolidated financial statements include the accounts of SPI from the purchase date.

In August 1998, the Company purchased the contracts of CareMed Inc. ("CareMed"), a managed care healthcare company which owns or has agreements with approximately 30 physician practices. The total purchase price was approximately $6,700,000, of which $4,200,000 was paid at closing and the remaining balance is payable in equal monthly installments over the ensuing 24 months. The entire purchase price was in excess of the net tangible assets acquired and was recorded as contract costs. These costs were being amortized over 10 years. As discussed in Note 1, Management has determined that the intangible assets associated with this operation were impaired. The consolidated financial statements included the accounts of CareMed since the acquisition date.

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

                                                               YEAR ENDED JUNE 30,
                                                 -----------------------------------------------
                                                   1999               1998                1997
                                                 -------            --------             -------
                                                                   (Unaudited)

Total revenues.............................     $161,039,157        $ 90,185,985       $79,441,279
                                                ============        ============       ===========

Net loss...................................    $ (27,571,235)       $(10,688,205)   $     (707,096)
                                                ============        ============       ===========

Basic and diluted loss per common
  share....................................      $    (1.91)         $   (0.85)          $   (.07)
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

During fiscal 1998, the Company determined that these notes receivable were impaired and increased its allowance for doubtful accounts against these notes receivable by approximately $3,800,000. Of this amount, approximately $1,500,000 was recorded in the fourth quarter. The Company did not recognize any interest income on these notes in fiscal 1998 or 1999. During fiscal 1999, the Company increased its reserve on these notes for the remaining balance of $1,600,000 because, despite the issuance of demand notices to seek reimbursement, the Company was unsuccessful in its collection efforts. In addition, although the Company had received partial payments on these notes during fiscal 1998, the Company received payments of only $104,000 on one of these notes during fiscal 1999. The balance of the notes at June 30, 1999, net of the allowance, is $0. The Company will apply all payments to principal with interest being recognized on a cash basis after all principal has been paid.

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

NOTE 5 - EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:


                                                              JUNE 30,                  ESTIAMTED
                                                  ----------------------------------   USEFUL LIVES
                                                       1999              1998           (IN YEARS)
                                                  ---------------- ----------------- -----------------

Furniture, fixtures and equipment.................   $1,995,740       $8,727,597           3-5
Furniture and equipment under capital lease.......      252,712          252,712            5
Vehicles..........................................           --           68,515            5
Leasehold improvements............................      145,887          827,654            5
                                                  -------------    --------------
                                                      2,394,339        9,876,478
Less accumulated depreciation.....................   (1,296,050)      (4,380,453)
                                                  -------------    --------------
                                                     $1,098,289       $5,496,025
                                                  =============    ==============

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

Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
   2000..............................................     $129,932
   2001..............................................       90,402
   2002..............................................       37,660
   2003..............................................        1,256
   2004..............................................           --
                                                     -------------
                                                           259,250
   Less amount representing imputed interest.........       23,162
                                                     -------------
   Present value of obligation under capital lease...      236,088
   Less current portion..............................      112,652
                                                     -------------
   Long-term capital lease obligation................     $123,436
                                                     =============




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

     2000...................................... 104.00%
     2001...................................... 102.00%

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

                      TERM                               CONVERSION RATE
       -----------------------------------------------  ----------------

       Through October 31, 2000.......................          $7.25
       November 1, 2000 to Maturity...................          $2.00

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



NOTE 7 - LONG-TERM DEBT

The following long-term debt was outstanding as of June 30, 1999 and 1998.

                                                 1999             1998
                                          ----------------   -----------------

Contract Modification Note................     $3,644,337    $          --
Acquisition Note..........................      1,804,605          850,000
Credit Facility...........................      1,064,255               --
Other Outstanding Notes...................      1,741,502               --
                                          ----------------   -----------------
                                                8,254,699          850,000
Less Current Portion......................      6,857,946          850,000
                                          ----------------   -----------------

Long-Term.................................     $1,396,753    $          --
                                          ================   =================

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



NOTE 8 - EARNINGS PER SHARE

The following table sets forth share and common share equivalents used in the computation of basic and diluted earnings per share:

                                                                     YEAR ENDED JUNE 30,
                                                     ----------------------------------------------------
                                                           1999              1998             1997
                                                     ----------------- --------------   -----------------
Numerator for basic and dilutive earnings per share
   (Loss) income before extraordinary items..........   $(50,641,743)    $(14,982,935)    $  1,706,675
   Extraordinary gain on extinguishment of debt......        130,977               --               --
                                                     ---------------   ----------------   -------------
   Net (loss) income.................................   $(50,510,766)     $(14,982,935)    $  1,706,675
                                                     ================  ================   =============

Denominator
   Denominator for basic (loss) earnings per
     share-weighted average shares...................     14,451,493        12,517,503       10,406,089

   Effects of dilutive securities
   Employee stock options............................             --                --          275,214
                                                     ---------------   ----------------   -------------

   Denominator for diluted (loss) earnings per
     share-adjusted weighted average shares and
     assumed conversions.............................     14,451,493        12,517,503       10,681,303
                                                     ================  ================   =============

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 YEAR ENDED JUNE 30,
                                                 -----------------------------------------------------
                                                       1999              1998              1997
                                                 ----------------- ----------------- -----------------
Pro forma net (loss) income.....................   $(52,046,336)     $(17,730,428)        $647,745
Basic pro forma net (loss) income per share.....          (3.60)            (1.42)             .06
Diluted pro forma net (loss) income per share...   $      (3.60)        $   (1.42)          $  .06

The following table summarizes information related to the Company's stock option activity for the years ended June 30, 1999, 1998 and 1997:

                                                                           YEAR ENDED JUNE 30,
                                               ----------------------------------------------------------------------------
                                                         1999                      1998                   1997
                                               ------------------------ ------------------------- -------------------------
                                                             WEIGHTED                  WEIGHTED                  WEIGHTED
                                                              AVERAGE                  AVERAGE                   AVERAGE
                                                    NUMBER    EXERCISE       NUMBER     EXERCISE       NUMBER     EXERCISE
                                                  OF SHARES     PRICE      OF SHARES     PRICE       OF SHARES     PRICE
                                               ------------------------ ------------------------- -------------------------

Outstanding at beginning of the year............    1,388,500    $5.45      376,400    $   6.26        100,000      $5.46
Granted ........................................      562,500     5.90    1,238,000        5.53        276,400       6.54
Exercised ......................................         --       --        (17,000)       6.00           --          --
Forfeited ......................................     (812,500)   $5.58     (208,900)   $   7.19           --        $ --
                                                    ---------             ---------                    -------

Outstanding at end of the year .................    1,138,500             1,388,500                    376,400
                                                    =========             =========                    =======

Exercisable at end of the year .................      847,085               727,171                    266,400
                                                    =========             =========                    =======
Weighted average fair value of
  options granted during the year ..............   $     4.18            $     4.10                 $     3.98
                                                    =========             =========                    =======

Stock options outstanding as of July 1, 1996 relate to options issued prior to the Zanart Merger. The following table summarizes information about the options outstanding at June 30, 1999:

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
       RANGE        ----------------------------------------------------------   -------------------------------------
         OF                              WEIGHTED AVERAGE
      EXERCISE        OUTSTANDING AT        REMAINING       WEIGHTED AVERAGE         NUMBER        WEIGHTED AVERAGE
       PRICES          JUNE 30, 1999     CONTRACTUAL LIFE    EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
-----------------   -----------------   -----------------  -------------------   --------------   --------------------

    $5.00-$7.25          1,138,500             8.53               $5.58             847,085              $5.60


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

Shares of common stock have been reserved for future issuance at June 30, 1999 as follows:

Convertible subordinated notes...............................       6,206,897
Warrants.....................................................         760,000
Stock Options................................................       1,138,500
                                                              ----------------
    Total....................................................       8,105,397
                                                              ================

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

The components of the provision for income taxes for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                                         YEAR ENDED JUNE 30,
                                                  -----------------------------------
                                                    1999       1998           1997
                                                  -----------------------------------
Current income taxes:
  Federal.......................................  $   --   $(1,448,000)   $ 1,410,318

  State ........................................      --        33,000        241,423
                                                  ------   -----------    -----------
    Total current ..............................      --    (1,415,000)     1,651,741
                                                  ------   -----------    -----------
Deferred income taxes:
  Federal ......................................      --       435,000       (398,752)
  State ........................................      --        71,000        (52,072)
                                                  ------   -----------    -----------
    Total deferred .............................      --       506,000       (450,824)
Total (benefit) provision for income taxes......  $   --   $  (909,000)   $ 1,200,917
                                                  ======   ===========    ===========



Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                                        JUNE 30,
                                                     ------------------------------------------------
                                                          1999           1998            1997
                                                     ------------------------------------------------
Deferred tax assets:
   Bad debt and notes receivable reserve............   $  4,065,794    $2,610,363       $712,418
   Depreciable/amortizable assets...................        762,486       845,133         26,010
   Alternative minimum tax credit...................        111,973       111,973             --
   Other............................................        454,379       302,544             --
   Impairment charge................................      3,540,577            --             --
   Net operating loss carryforward..................      8,036,027     1,208,747             --
                                                     --------------     ---------       --------
   Deferred tax assets..............................     16,971,236     5,078,760        738,428
Deferred tax liabilities:
   Depreciation and amortization....................             --      (337,034)            --
   Change in tax accounting method..................             --            --       (197,770)
   Specifically identified intangibles..............             --      (954,894)            --
   Other............................................        (23,126)      (23,126)       (34,959)
   Valuation allowance..............................    (16,948,110)   (4,718,600)            --
                                                     --------------     ---------       --------
   Deferred tax liabilities.........................    (16,971,236)   (6,033,654)      (232,729)
                                                     --------------     ---------       --------
Net deferred tax (liability) asset.................. $           --   $  (954,894)      $505,699
                                                     ==============     =========       ========


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

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate for the years ended June 30, 1999, 1998 and 1997 is as follows:

                                                             1999           1998          1997
                                                            ------        -------        ------
Statutory federal rate..................................     (34.0)%        (34.0)%        34.0%
State income taxes, net of federal income tax benefit...      (2.6)          (3.6)          4.1
Goodwill and other non-deductible items.................      10.1            1.0           0.4
Change in valuation allowance...........................      24.2           28.5            --
Other...................................................       2.3            2.4           0.7
                                                             -----          -----          ----
Effective (benefit) tax rate                                     0%          (5.7)%        39.2%
                                                             =====          =====          ====

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

Leases--The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was $4,520,866, $2,426,416 and $357,339 for the years ended June 30, 1999, 1998 and
1997 respectively. Future annual minimum payments under such leases as of June 30, 1999 are as follows:

For the fiscal year ending June 30,
2000........................................  $   910,425
2001........................................      411,916
2002........................................      349,151
2003........................................      276,768
2004........................................      180,525
                                            -------------
   Total....................................   $2,128,785
                                            =============

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

Two former subsidiaries of the Company are parties to the case of JAMES N. HOUGH, PLAINTIFF, v. INTEGRATED HEALTH SERVICES, INC., A DELAWARE CORPORATION, AND REHAB MANAGEMENT SYSTEMS, INC., A FLORIDA CORPORATION ("RMS"), AND CONTINUCARE REHABILITATION SERVICES, INC., A FLORIDA CORPORATION. This case was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida in June 1998. Mr. Hough was the founder and former Chief Executive Officer and President of RMS. Mr. Hough sold RMS to Integrated Health Services, Inc., ("IHS"), and entered into an Employment Agreement (the "Employment Agreement") with IHS. The complaint alleges breach of contract for the removal of Hough as President and also alleges actions by IHS that interfered with Hough's ability to realize his income potential under the provisions of the agreement. RMS was acquired by Continucare in February 1998. Mr. Hough is seeking damages from the Employment Agreement and is alleging breach of contract. His initial demand of $1.1 million was rejected by the Company and the Company intends to vigorously defend the claim.

The Company is a party to the case of MANAGED HEALTHCARE SYSTEMS ("MHS") v. CONTINUCARE CORPORATION & CONTINUCARE HOME HEALTH SERVICES, INC ("CHHS"). This case was filed in the Commonwealth of Massachusetts in August 1998. The complaint alleges breach of contract for alleged verbal representations by CHHS in negotiations to acquire MHS and seeks damages in excess of $2,750,000 and treble damages. The Company believes the action has little merit and intends to vigorously defend the claim.

The Company is a party to the case of KAMINE CREDIT CORPORATION ("KAMINE") AS ASSIGNEE OF TRI COUNTY HOME HEALTH v. CONTINUCARE CORPORATION. The case was filed in the United States District Court, Southern District of Florida, in October 1998. The complaint alleges breach of contract in connection with alleged verbal representations by Continucare in negotiations to acquire Tri-County and fraud and unjust enrichment for inducement of services based on alleged verbal representations and seeks damages in excess of $5,000,000. The Company moved to dismiss this motion on February 1, 1999, which motion is still pending. The Company believes the action has little merit and intends to vigorously defend the claim.

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

In its third quarter report on Form 10-Q for the fiscal year ended June 30, 1999, the Company disclosed a disagreement with an HMO regarding certain claims expense information. During the fourth quarter of 1999, the Company and the HMO performed a review of this information for the period through March 31, 1999, and reached an agreement which did not require an adjustment in the Company's recorded liability to the HMO.

NOTE 15 - VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's Valuation and Qualifying Accounts consists of the following:

                                                                            YEAR ENDED JUNE 30,
                                                                  ----------------------------------------
                                                                     1999             1998          1997
                                                                  -----------     ----------    ----------
Allowance for doubtful accounts related to accounts receivable:
Balance at beginning of period ................................   $  2,071,000    $  1,061,000   $    147,000
Provision for doubtful accounts ...............................      4,655,000       1,010,000      1,818,000
Write-offs of uncollectible accounts receivable ...............       (974,000)           --         (904,000)
                                                                  ------------    ------------   ------------
Balance at end of period ......................................   $  5,752,000    $  2,071,000   $  1,061,000
                                                                  ============    ============   ============

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period ................................   $  5,510,000    $    742,000   $    742,000
Provision for doubtful accounts ...............................      1,541,000       4,768,000           --
Write-offs of uncollectible notes receivable ..................           --              --             --
                                                                  ------------    ------------   ------------
Balance at end of period ......................................   $  7,051,000    $  5,510,000   $    742,000
                                                                  ============    ============   ============

Tax valuation allowance for deferred tax assets:
Balance at beginning of period ................................   $  4,718,600    $       --     $       --
Additions, charged to cost and expenses .......................     12,229,510       4,718,600           --
Deductions ....................................................           --              --             --
                                                                  ------------    ------------   ------------
Balance at end of period ......................................   $ 16,948,110    $  4,718,600   $       --
                                                                  ============    ============   ============