Form 10-Q/A
period 1999-09-30
CONTINUCARE CORP
filed 2000-01-21
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-12115



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

                             CONTINUCARE CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                                           Page
                                                                                                           ----
ITEM 1.       FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 1999 (Unaudited) and June 30, 1999.....................           3
Consolidated Statements of Operations - Three Months Ended September 30, 1999 and 1998
   (Unaudited).....................................................................................           4
Consolidated Statements of Cash Flows - Three Months Ended September  30, 1999 and 1998
   (Unaudited).....................................................................................           5
Notes to Consolidated Financial Statements September 30, 1999 (Unaudited)..........................           6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS...........................................................................          11

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................          16

PART II - OTHER INFORMATION

SIGNATURE PAGE.....................................................................................          18


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                ASSETS                                           SEPTEMBER 30, 1999       JUNE 30, 1999
                                                                                    (UNAUDITED)             (NOTE 1)
                                                                                 ------------------       ------------
Current assets
   Cash and cash equivalents ................................................        $  2,254,549         $  3,185,077
   Accounts receivable, net of allowance for doubtful accounts of
    $5,752,000 at September 30, 1999 and June 30, 1999 ......................               6,350              302,166
   Other receivables ........................................................             276,999              266,057
   Prepaid expenses and other current assets ................................             350,383              298,899
                                                                                     ------------         ------------
       Total current assets .................................................           2,888,281            4,052,199
Equipment, furniture and leasehold improvements, net ........................             977,399            1,098,289
Cost in excess of net tangible assets acquired, net of
  accumulated amortization of $4,162,597 at September 30, 1999
  and $3,837,000 at June 30, 1999 ...........................................          21,700,747           22,346,156
Deferred financing costs, net of accumulated amortization of
  $1,247,122 at September 30, 1999 and $1,208,000 at June 30, 1999 ..........           2,151,398            2,551,811
Other assets, net ...........................................................              84,418               69,165
                                                                                     ------------         ------------
       Total assets .........................................................        $ 27,802,243         $ 30,117,620
                                                                                     ============         ============


               LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
   Accounts payable .........................................................        $    781,407         $    842,442
   Accrued expenses .........................................................           2,349,745            2,358,346
   Accrued salaries and benefits ............................................           1,513,794            1,856,140
   Medical claims payable ...................................................           6,051,770            4,825,081
   Convertible subordinated notes payable ...................................          41,000,000           45,000,000
   Current portion of long-term debt ........................................           6,686,129            6,857,946
   Accrued interest payable .................................................           3,011,342            2,400,022
   Current portion of capital lease obligations .............................              92,249              112,652
                                                                                     ------------         ------------
       Total current liabilities ............................................          61,486,436           64,252,629
Capital lease obligations, less current portion .............................             139,103              123,436
Long-term debt, less current portion ........................................           1,517,277            1,396,753
                                                                                     ------------         ------------
       Total liabilities ....................................................          63,142,816           65,772,818
                                                                                     ------------         ------------
Commitments and contingencies
Shareholders' deficit
   Common stock; $0.0001 par value; 100,000,000 shares
     authorized; 17,536,283 shares issued and 14,540,091 shares
     outstanding at September 30, 1999 and June 30, 1999 ....................               1,455                1,455
   Additional paid-in capital ...............................................          32,910,465           32,910,465
   Retained deficit .........................................................         (62,827,792)         (63,142,417)
   Treasury stock (2,996,192 shares) ........................................          (5,424,701)          (5,424,701)
                                                                                     ------------         ------------
     Total shareholders' deficit ............................................         (35,340,573)         (35,655,198)
                                                                                     ------------         ------------
     Total liabilities and shareholders' deficit ............................        $ 27,802,243         $ 30,117,620
                                                                                     ============         ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------
                                                                1999                1998
                                                            ------------         ------------
   Revenue
     Medical services, net .........................        $ 28,577,934         $ 48,674,972
     Management fees ...............................             504,559              282,927
                                                            ------------         ------------
       Subtotal ....................................          29,082,493           48,957,899
   Expenses
     Medical services ..............................          27,432,190           41,385,623
     Payroll and employee benefits .................           1,869,559            4,026,953
     Provision for bad debt ........................                  --              250,525
     Professional fees .............................             153,368              260,842
     General and administrative ....................           1,508,845            3,098,292
     Depreciation and amortization .................             807,534            1,734,576
                                                            ------------         ------------
           Subtotal ................................          31,771,496           50,756,811

Loss from operations ...............................          (2,689,003)          (1,798,912)
Other income (expenses)
     Interest income ...............................              18,576               53,658
     Interest expense ..............................          (1,071,145)            (955,864)
     Other .........................................             280,000                   --
                                                            ------------         ------------
Loss before extraordinary item .....................          (3,461,572)          (2,701,118)
Extraordinary gain on extinguishment of debt .......           3,776,197              130,977
                                                            ------------         ------------
Net income (loss) ..................................        $    314,625         $ (2,570,141)
                                                            ============         ============
Basic and diluted (loss) earnings per common share:
     Loss before extraordinary item ................        $       (.24)        $       (.19)
     Extraordinary gain on extinguishment of debt...        $        .26         $         --
                                                            ------------         ------------
     Net income (loss) .............................        $        .02         $       (.18)
                                                            ============         ============
Weighted average shares outstanding
     Basic and diluted .............................          14,540,091           14,063,892



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                         1999                1998
                                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .........................................................        $   314,625         $(2,570,141)
   Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization including amortization
     of deferred loan costs ..................................................            964,142           1,734,576
     Amortization of discount on note payable ................................             86,236                  --
     Provision for bad debts .................................................                 --             250,525
     Gain on extinguishment of debt ..........................................         (3,776,197)           (130,977)
   Changes in assets and liabilities, excluding the effect of acquisitions and disposals:
     Decrease (increase) in accounts receivable ..............................            616,089            (187,866)
     Increase in prepaid expenses and other current assets ...................            (51,484)           (133,483)
     Decrease (increase) in other receivables ................................            (10,942)            151,406
     Increase in other assets ................................................            (15,252)            (12,783)
     Increase (decrease) in medical claims payable ...........................          1,226,688            (159,021)
     Decrease in accounts payable and accrued expenses .......................           (411,982)           (186,856)
     Increase in accrued interest payable ....................................            824,653             895,101
                                                                                      -----------         -----------
Net cash used in operating activities ........................................           (233,424)           (349,519)
                                                                                      -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Cash paid for acquisitions ............................................                 --            (579,137)
       Cash paid for purchase of contracts ...................................                 --          (4,225,000)
       Property and equipment additions ......................................            (24,566)           (352,402)
       Proceeds from notes receivable ........................................                 --              11,158
                                                                                      -----------         -----------
Net cash used in investing activities ........................................            (24,566)         (5,145,381)
                                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment to repurchase convertible subordinated notes ....................           (210,000)           (720,000)
     Principal repayments under capital lease obligation .....................             (4,736)           (129,946)
     Payment on notes payable ................................................           (457,802)           (901,252)
     Proceeds from note payable ..............................................                 --           5,000,000
                                                                                      -----------         -----------
Net cash (used in) provided by financing activities ..........................           (672,538)          3,248,802
                                                                                      -----------         -----------
Net decrease in cash and cash equivalents ....................................           (930,528)         (2,246,098)
                                                                                      -----------         -----------
Cash and cash equivalents at beginning of period .............................          3,185,077           7,435,724
                                                                                      -----------         -----------
Cash and cash equivalents at end of period ...................................        $ 2,254,549         $ 5,189,626
                                                                                      ===========         ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition .................................................        $        --         $ 1,811,250
                                                                                      ===========         ===========
Note payable for purchase of contracts .......................................        $        --         $ 2,500,000
                                                                                      ===========         ===========
Notes payable issued for refunds due a third party payor for overpayments ....        $   320,273         $        --
                                                                                      ===========         ===========
Cash paid for interest .......................................................        $    18,870         $    60,763
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

NOTE 2 - GENERAL

Continucare is a provider of integrated outpatient healthcare and home healthcare services in Florida Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"), which was incorporated on February 1, 1996 as a Florida Corporation ("Old Continucare"). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of September 30, 1999 the Company operated, owned and/or managed: (i) eighteen Staff Model clinics in South and Central Florida; an Independent Practice Association with 107 physicians; and two Home Health agencies. For the three months ended September 30, 1999 approximately 51% of revenue was derived from managed care contracts with Humana Medical Plans, Inc.("Humana") and 45% of revenue was derived from managed care contracts with Foundation Health Corporation ("Foundation"). For the three months ended September 30, 1998, approximately 29% of revenue was derived from Humana and 49% was derived from Foundation.

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

To strengthen Continucare financially, the Company began a business rationalization program (the "Business Rationalization Program") during the fiscal year ended June 30, 1999 to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, Continucare sold or closed its Outpatient Rehabilitation subsidiary, its Diagnostic Imaging subsidiary and Physician Practice subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other employee-related costs). The rationalization liability associated with these divestitures relates to operating lease accruals requiring monthly payments through 2007. During the three months ended September 30, 1999, $3,000 of payments were made on these leases. No other changes occurred in the rationalization liability. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

NOTE 3 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of the Notes which accrue interest at 8% and are due on October 31, 2002. On August 12, 1998, the Company repurchased $1,000,000 of the Notes and recorded an extraordinary gain on retirement of debt of $130,977. As previously discussed in Note 2, on the April Default Date, the Company defaulted on its semi-annual payment of interest on the outstanding Notes. Within thirty (30) days of the April Default Date, the Company commenced negotiations with an informal committee of the holders of the Notes. On the April Default Date, the outstanding principal balance of the Notes was $45,000,000 and the related accrued interest was approximately $1,800,000.

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

                      TERM                          CONVERSION RATE
             ------------------------------------------------------

             Through October 31, 2000............        $7.25
             November 1, 2000 to Maturity........        $2.00

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

NOTE 4 - CREDIT FACILITY

In August 1998, the Company entered into a credit facility with First Union Bank (the "Credit Facility"). The Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. Since December 31, 1998 the Company has not been in compliance with the terms and conditions of the acquisition facility. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation Subsidiary to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. At September 30, 1999 and June 30, 1999, respectively, the outstanding balance of the Credit Facility was approximately $709,000 and $1,000,000 and is included in Current Portion of Long-Term Debt on the accompanying consolidated financial statements. At December 31, 1999, approximately $135,000 remained outstanding. The Company obtained a waiver which extended the due date on the remaining balance to February 1, 2000.

NOTE 5 - EARNINGS PER SHARE

Options and warrants to purchase 1,138,500 and 1,451,000 shares of the Company's common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

                         SEPTEMBER 30, 1999 (UNAUDITED)


NOTE 6 - CONTINGENCIES

On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., ("CPPM") a wholly-owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisitions included the purchase of AARDS, INC., a Florida corporation formerly known as Norman B. Gaylis, M.D., Inc., of Rosenbaum, Weitz & Ritter, Inc., a Florida corporation, and of Arthritis & Rheumatic Disease Specialties, Inc., a Florida corporation, from Sheridan Healthcare, Inc. (collectively "AARDS").

In connection with the purchase of AARDS, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by Jay Ziskin, Ken Arvin and Dr. Norman Gaylis. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In September 1998, the Company paid approximately $2,000,000 to ZAG in connection with an agreement and plan of merger executed between the Company and ZAG which effectively canceled the put/call agreement. Cash of $115,000 was paid and the remaining $1,885,000 was paid by issuing 575,000 unregistered shares of the Company's common stock with a fair market value of approximately $1,600,000 on the date of issuance. However, in the event that the common stock issued does not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the agreement and plan of merger provides that the Company shall pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. Based on the current market price of the Company's common stock, additional consideration of approximately $1,600,000 in cash or approximately 2,352,000 shares of the Company's common stock would have to be issued. At this time, no additional payment has been made to ZAG.

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

                         SEPTEMBER 30, 1999 (UNAUDITED)




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

NOTE 7 - SUBSEQUENT EVENTS

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

         The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. To strengthen Continucare financially, the Company began a business rationalization program (the "Business Rationalization Program") during the fiscal year ended June 30, 1999 to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, the Company considered a variety of factors in determining which entities to divest and which entities to reorganize. Some of the determining factors include: (i) projected changes in the cost structure; (ii) changes in reimbursement rates; (iii) changes in regulatory environment; (iv) loss of management personnel; (v) loss of contracts; and (vi) timely opportunity for disposal. As a result of this analysis, the Company has sold or closed its Outpatient Rehabilitation subsidiary, Diagnostic Imaging subsidiary and Physician Practice subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other costs) during the fiscal year ended June 30, 1999. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

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

         Bad debt expense for the three months ended September 30, 1998, was related to certain of the Rationalized Entities which generated revenues primarily through fee-for-service billings to third party payors and individual patients. The absence of bad debt expense for the three months ended September 30, 1999 is directly attributable to the increase in the percentage of revenue received under the Company's HMO contracts, for which bad debt expense is nominal.

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

         In August 1998, the Company entered into a credit facility with First Union Bank (the "Credit Facility"). The Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. Since December 31, 1998 the Company has not been in compliance with the terms and conditions of the acquisition facility. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation Subsidiary to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. At September 30, 1999 and June 30, 1999, respectively, the outstanding balance of the Credit Facility was approximately $709,000 and $1,000,000 and is included in Current Portion of Long-Term Debt in the accompanying consolidated financial statements. At December 31, 1999 the outstanding balance was approximately $135,000. The Company obtained a waiver which extended the due date of the remaining balance to February 1, 2000.

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

         The Company has taken and continues to take steps to improve its cash flow and profitability through the implementation of its Business Rationalization Program and Financial Restructuring Program by: (1) assessing the possible divestiture of non-profitable business units; (2) reducing personnel levels and other overhead costs; (3) negotiating with the holders of the Notes; and (4) renegotiating certain of its agreements with HMOs. However, currently none of the Company's operations are being held for sale. While the Company believes that these measures will improve its cash flow and profitability, there can be no assurances that it will be able to implement any of the above steps and, if implemented, the steps will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

         If there are continuing operating losses, Continucare may need additional capital to fund its operations, and there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to Continucare. The incurring or assumption by the Company of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant effect on the Company's operations.

         In addition to the Company's liquidity difficulties, the Company is experiencing administrative difficulties, including the loss of key personnel.

         Additionally, the Company has fallen below the continued listing requirements of the American Stock Exchange with respect to the requirements that the Company maintain stockholders' equity of at least $2 million and not sustain losses from continuing operations and/or net losses in two of its three most recent fiscal years. At September 30, 1999, the Company had a shareholders' deficit of approximately $35,341,000. There can be no assurance that the listing of the Company's common stock will be continued.

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

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At September 30, 1999, the Company was not (and currently is not) in compliance with certain covenants including: (i) interest coverage ratio (ii) senior debt ratio, (iii) current ratio and (iv) net worth requirements required under the terms of its Credit Facility. In April 1999, the Company entered into an amendment to its Credit Facility, which provides, among other things, for repayment of the remaining outstanding principal balance by December 31, 1999. The amendment, however, did not include a waiver of non-compliance of the covenants under the Credit Facility. At September 30, 1999, the principal balance outstanding was approximately $709,000. At December 31, 1999, the outstanding balance was approximately $135,000. The Company obtained a waiver which extended the due date for the remaining balance to February 1, 2000.

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

                              CONTINUCARE CORPORATION

Dated: January 20, 2000       By: /s/ Spencer J. Angel
                                  ----------------------------------------------
                                  President, Chief Executive Officer and Chief
                                  Operating Officer

                              By: /s/ Janet L. Holt
                                  ----------------------------------------------
                                  Chief Financial Officer
                                  (Principal Financial and Chief
                                  Accounting Officer)