Form 10-Q
period 1999-12-31
CONTINUCARE CORP
filed 2000-02-11
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At February 9, 2000, the Registrant had 14,740,091 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX


PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           Consolidated Balance Sheets - December 31, 1999 (Unaudited) and June 30, 1999...........           3
           Consolidated  Statements  of  Operations - Three Months Ended  December 31, 1999
              (Unaudited) and 1998 (Unaudited).....................................................           4
           Consolidated  Statements  of  Operations  - Six Months  Ended  December 31, 1999
              (Unaudited) and 1998 (Unaudited).....................................................           5
           Consolidated  Statements  of Cash Flows - Six Months  Ended  December  31,  1999
              (Unaudited) and 1998 (Unaudited).....................................................           6
           Notes to Consolidated Financial Statements - December 31, 1999 (Unaudited)..............           7

ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
           OPERATIONS..............................................................................          12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................          21

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................................................................          21

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................          22

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........................................................          22

SIGNATURE PAGE.....................................................................................          24


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS


                             CONTINUCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31, 1999       JUNE 30, 1999
                                                                             -----------------       -------------
                                                                                (UNAUDITED)
                                 ASSETS
Current assets
   Cash and cash equivalents...........................................        $1,615,350               $3,185,077
   Accounts receivable,  net of allowance for doubtful accounts of
    $5,752,000 at December 31, 1999 and June 30, 1999..................            37,303                  604,524
   Due from Medicare...................................................           457,796                       --
   Other receivables...................................................           359,198                  266,057
   Prepaid expenses and other current assets...........................           226,491                  298,899
                                                                              -----------            -------------
       Total current assets............................................         2,696,138                4,354,557
Equipment, furniture and leasehold improvements, net...................         1,039,496                1,098,289
Cost in excess of net tangible assets acquired, net of
  accumulated  amortization of $4,825,000 at December 31, 1999 and
  $3,837,000 at June 30, 1999..........................................        21,038,670               22,346,156
Deferred financing costs, net of accumulated amortization of
  $1,422,000 at December 31, 1999 and $1,203,000 at June 30, 1999......         2,238,604                2,551,811
Other assets, net......................................................            84,439                   69,165
                                                                              -----------            -------------
       Total assets....................................................       $27,097,347              $30,419,978
                                                                              ===========            =============


              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Accounts payable....................................................          $727,762                  842,442
   Accrued expenses....................................................         2,367,348                2,358,346
   Accrued salaries and benefits.......................................         1,326,555                1,856,140
   Medical claims payable..............................................         2,293,637                4,825,081
   Due to Medicare.....................................................                --                  302,358
   Due to related parties..............................................           150,000                       --
   Convertible subordinated notes payable..............................        41,000,000               45,000,000
   Current portion of long term debt...................................         5,725,912                6,857,946
   Accrued interest payable............................................         3,826,612                2,400,022
   Current portion of capital lease obligations........................           123,869                  112,652
                                                                              -----------            -------------
       Total current liabilities.......................................        57,541,695               64,554,987
Capital lease obligations, less current portion........................           204,846                  123,436
Long term debt, less current portion...................................         1,833,051                1,396,753
                                                                              -----------            -------------
       Total liabilities...............................................       $59,579,592              $66,075,176
Commitments and contingencies
Shareholders' deficit
   Common stock; $0.0001 par value; 100,000,000 shares authorized,
    17,736,283 shares issued and 14,740,091 shares outstanding at December 31, 1999; and 17,536,283 shares issued and
    14,540,091 shares outstanding at June 30, 1999.....................             1,475                    1,455
   Additional paid-in capital..........................................        33,022,945               32,910,465
   Accumulated deficit.................................................       (60,081,964)             (63,142,417)
   Treasury stock (2,996,192 shares)...................................        (5,424,701)              (5,424,701)
                                                                              -----------            -------------
     Total shareholders' deficit.......................................       (32,482,245)             (35,655,198)
                                                                              -----------            -------------
     Total liabilities and shareholders' deficit.......................       $27,097,347              $30,419,978
                                                                              ===========            =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                          1999              1998
                                                                     -------------      ------------

   Revenue
     Medical services, net ........................................   $ 28,840,728    $ 52,485,911
     Management fees ..............................................           --           266,754
                                                                      ------------    ------------
       Subtotal ...................................................     28,840,728      52,752,665
   Expenses
     Medical services:
         Medical claims ...........................................     17,971,599      34,489,028
         Contractual revision of previously recorded medical claims
         liability.................................................     (3,053,853)           --
         Other ....................................................      6,101,964      12,297,518
     Payroll and employee benefits ................................      1,409,532       3,693,392
     Provision for bad debt .......................................           --         2,119,978
     Professional fees ............................................        304,852         464,722
     General and administrative ...................................      1,515,541       3,006,993
     Loss on sale of subsidiary ...................................           --         4,152,250
     Depreciation and amortization ................................        760,166       1,415,173
                                                                      ------------    ------------
       Subtotal ...................................................     25,009,801      61,639,054

Income (loss) from operations .....................................      3,830,927      (8,886,389)

Other income (expense)
     Interest income ..............................................          5,991          17,897
     Interest expense .............................................     (1,091,090)     (1,470,726)
                                                                      ------------    ------------
Net income (loss) .................................................   $  2,745,828    $(10,339,218)
                                                                      ============    ============


Basic and diluted income (loss) per common share:
     Net income (loss) ............................................   $        .19    $       (.71)
                                                                      ============    ============
Weighted average shares outstanding
     Basic and diluted ............................................     14,703,135      14,606,283
                                                                      ============    ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      SIX MONTHS ENDED DECEMBER 31,
                                                                      -----------------------------
                                                                           1999            1998
                                                                      -------------    ------------
   Revenue
     Medical services, net ........................................   $  57,473,221    $ 101,160,884
     Management fees ..............................................         450,000          549,680
                                                                      -------------    -------------
       Subtotal ...................................................      57,923,221      101,710,564
   Expenses
     Medical services:
         Medical claims ...........................................      39,445,092       63,120,064
         Contractual revision of previously recorded medical claims
         liability.................................................      (3,053,853)            --
         Other ....................................................      12,060,661       25,052,105
     Payroll and employee benefits ................................       3,279,091        7,691,950
     Provision for bad debt .......................................            --          2,370,503
     Professional fees ............................................         458,220          725,564
     General and administrative ...................................       3,024,386        6,133,678
     Loss on sale of subsidiary ...................................            --          4,152,250
     Depreciation and amortization ................................       1,567,700        3,149,749
                                                                      -------------    -------------
       Subtotal ...................................................      56,781,297      112,395,863

Income (loss) from operations .....................................       1,141,924      (10,685,299)

Other income (expense)
     Interest income ..............................................          24,567           71,555
     Interest expense .............................................      (2,162,235)      (2,426,591)
     Other ........................................................         280,000             --
                                                                      -------------    -------------
Net loss before extraordinary items ...............................        (715,744)     (13,040,335)
Gain on extinguishment of debt ....................................       3,776,197          130,977
                                                                      -------------    -------------
Net income (loss) .................................................   $   3,060,453    $ (12,909,358)
                                                                      =============    =============


Basic and diluted income (loss) per common share:
     Loss before extraordinary item ...............................   $        (.05)   $        (.91)
     Extraordinary gain on extinguishment of debt .................   $         .26    $         .01
                                                                      -------------    -------------
     Net income (loss) ............................................   $         .21    $        (.90)
                                                                      =============    =============
Weighted average shares outstanding
     Basic and diluted ............................................      14,620,525       14,340,311
                                                                      =============    =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              SIX MONTHS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                  1999           1998
                                                                              -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ....................................................   $  3,060,453    $(12,909,358)
   Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization including amortization
     of deferred loan costs .............................................      2,062,485       3,527,148
     Provision for bad debt .............................................           --         2,370,503
     Loss on sale of subsidiary .........................................           --         4,152,250
     Contractual revision of previously recorded medical claims liability       (350,546)           --
     Gain on extinguishment of debt .....................................     (3,776,197)       (130,977)
   Changes in operating assets and liabilities, excluding the effect of acquisitions and disposals:
     Decrease (increase) in accounts receivable .........................        567,221      (3,732,648)
     Decrease in income taxes receivable ................................           --         1,800,000
     Decrease (increase) in prepaid expenses and other current assets ...         72,408         (10,703)
     (Increase) decrease in other receivables ...........................        (93,141)         53,823
     (Increase) decrease in other assets ................................        (15,274)        711,496
     (Decrease) increase in medical claims payable ......................     (2,531,444)      1,546,166
     Increase in due to (from) Medicare .................................       (122,598)        321,257
     (Decrease) increase in accounts payable and accrued expenses .......       (635,263)      1,539,081
     Increase in accrued interest payable ...............................      1,639,923          10,521
                                                                            ------------    ------------
Net cash used in operating activities ...................................       (121,973)       (751,441)
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions ...........................................           --        (4,225,000)
   Cash paid for purchase of contracts ..................................           --          (652,012)
   Property and equipment additions .....................................        (81,804)       (660,999)
   Proceeds from sale of subsidiary .....................................           --           120,000
   Proceeds from notes receivable .......................................           --            60,351
                                                                            ------------    ------------
Net cash used in investing activities ...................................        (81,804)     (5,357,660)
                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment to extinguish debt .........................................       (210,000)       (720,000)
     Principal repayments under capital lease obligation ................        (10,321)       (254,033)
     Payment on notes payable ...........................................     (1,145,629)     (1,317,252)
     Proceeds from long term debt .......................................           --         5,000,000
     Payment of deferred financing costs ................................           --          (168,192)
                                                                            ------------    ------------
Net cash (used in) provided by financing activities .....................     (1,365,950)      2,540,523
                                                                            ------------    ------------
Net decrease in cash and cash equivalents ...............................     (1,569,727)     (3,568,578)
                                                                            ------------    ------------
Cash and cash equivalents at beginning of period ........................      3,185,077       7,435,724
                                                                            ------------    ------------
Cash and cash equivalents at end of period ..............................   $  1,615,350    $  3,867,146
                                                                            ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition ............................................   $       --      $  1,811,250
                                                                            ============    ============
Note payable for purchase of contracts ..................................   $       --      $  2,500,000
                                                                            ============    ============
Note payable for amendment of contract ..................................   $       --      $  3,509,983
                                                                            ============    ============
Note payable issued for refunds due to Medicare for overpayments ........   $    637,556    $       --
                                                                            ============    ============
Purchase of furniture and fixtures with proceeds of capital lease
obligations .............................................................   $    102,948    $       --
                                                                            ============    ============
Contractual revision of previously recorded medical claims liability ....   $    350,546    $       --
                                                                            ============    ============
Cash paid for interest ..................................................   $     40,643    $  1,840,000
                                                                            ============    ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements of Continucare Corporation ("Continucare" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A-2 for the year ended June 30, 1999.

Certain reclassifications have been made to the prior year amounts to conform to the current year.



NOTE 2 - GENERAL

Continucare is a provider of integrated outpatient healthcare and home healthcare services in Florida. Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"), which was incorporated on February 1, 1996 as a Florida Corporation ("Old Continucare"). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of December 31, 1999, the Company operated, owned and/or managed: eighteen Staff Model clinics in South and Central Florida; an Independent Practice Association ("IPA") with 107 physicians; and two Home Health agencies. For the six months ended December 31, 1999 approximately 54% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc.("Humana") and 42% of net medical services revenue was derived from managed care contracts with Foundation Health Corporation ("Foundation"). For the six months ended December 31, 1998, approximately 29% of revenue was derived from Humana and 51% was derived from Foundation.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. To strengthen Continucare financially and remain a going concern, the Company began a business rationalization program (the "Business Rationalization Program") during the fiscal year ended June 30, 1999 to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions, and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, Continucare sold or closed its Outpatient Rehabilitation subsidiary, its Diagnostic Imaging subsidiary and Physician Practice subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other employee-related costs). The rationalization liability associated with these divestitures was approximately $965,000 at June 30, 1999 and relates to operating lease accruals requiring monthly payments through 2007. During the six months ended December 31, 1999, payments totaling approximately $3,000 were made on these leases. No other changes occurred in the rationalization liability. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. As a part of the Business Rationalization Program, the Company negotiated a restructuring of the Company's Notes, which is described in Note 3 below. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.


NOTE 3 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of the Notes which accrue interest at 8% and are due on October 31, 2002. On August 12, 1998, the Company repurchased $1,000,000 of the Notes and recorded an extraordinary gain on retirement of debt of $130,977. On April 30, 1999 (the "April Default Date"), the Company defaulted on its semi-annual payment of interest on the outstanding Notes. Within thirty (30) days of the April Default Date, the Company commenced negotiations with an informal committee of the holders of the Notes. On the April Default Date, the outstanding principal balance of the Notes was $45,000,000 and the related accrued interest was approximately $1,800,000.

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

On September 29, 1999 the Company announced an agreement in principle with the holders of the Notes to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accruing through October 31, 1999 (the "Restructuring"). This agreement in principle was ratified on December 9, 1999 through the execution of a Consent Letter and Agreement to the First Supplemental Indenture. The terms of the First Supplemental Indenture include the following: (a) $31,000,000 of the outstanding principal of the Notes will be converted, on a pro rata basis, into the Company's common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest accrued on the Notes through October 31, 1999 will be forgiven (approximately $3,300,000); (c) no interest will accrue on the $31,000,000 from November 1, 1999 through the date of the restructuring; (d) the interest payment default on the remaining $10,000,000 principal balance of the Notes will be waived and the Notes will be reinstated on the Company's books and records as a performing non-defaulted loan (the "Reinstated Subordinated Debentures"); (e) the Reinstated Subordinated Debentures will bear interest at the rate of 7% per annum commencing November 1, 1999; and (f) the conversion rate for the Reinstated Subordinated Debentures will be modified as follows:

                      TERM                          CONVERSION RATE
------------------------------------------------------------------------

Through October 31, 2000.........................        $7.25
November 1, 2000 to Maturity.....................        $2.00

The successful completion of the Restructuring is subject to a number of significant risks and uncertainties including, but not limited to, the following conditions precedent: (a) procuring a $3,000,000 bank credit facility (the "New Credit Facility"); (b) obtaining a financially responsible person(s) (the "Guarantor") to personally guarantee the "New Credit Facility" for the Company; and (c) obtaining shareholder ratification of the Restructuring. These conditions must be satisfied prior to February 15, 2000.

In consideration for providing the guaranty the Company will issue to the Guarantor 3,000,000 shares of the Company's common stock. The New Credit Facility will replace the Company's existing bank credit facility, and it will be used to finance the Company's working capital and capital expenditure requirements. The Company has a meeting of its shareholders scheduled for February 14, 2000 in order to, among other things, obtain shareholder approval of the Restructuring.


NOTE 4 - LONG-TERM DEBT

In August 1998, the Company entered into a credit facility with First Union Bank (the "Credit Facility"). The Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. Since December 31, 1998 the Company has not been in compliance with the terms and conditions of the acquisition facility. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation subsidiary to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. At December 31, 1999 and June 30, 1999, respectively, the outstanding balance of the Credit Facility was approximately $135,000 and $1,000,000 and is included in Current Portion of Long-Term Debt on the accompanying consolidated balance sheet. The Company obtained a waiver which extended the due date on the remaining balance to February 1, 2000 and repaid the remaining outstanding balance on January 31, 2000.

Effective December 31, 1999, the Company negotiated an amendment to its contract with Foundation (the "Amendment"). The Amendment reduces the Company's prior medical claims and long-term debt liabilities to Foundation as of May 31, 1999 to $1,500,000. The Amendment also requires the Company to remit to Foundation any reinsurance proceeds received for claims generated from Foundation members for the period June 1, 1998 through August 31, 1999 up to a maximum of $1,327,400. As a result of this Amendment the Company recorded a contractual revision of previously recorded medical claims liability of approximately $3,054,000. This Amendment resulted in the reduction of medical claims payable by approximately $2,703,000 and the reduction of long-term debt by approximately $351,000.



NOTE 5 - EARNINGS PER SHARE

Options and warrants to purchase 473,000 and 1,824,500 shares of the Company's common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

NOTE 6 - RELATED PARTY TRANSACTIONS

In May 1999, the Company entered into an agreement with Harter Financial, Inc. ("Harter") to assist it with a financial reorganization and to represent the Company in negotiating the restructuring of the Notes and a settlement with the noteholders. As compensation for its services, Harter received an initial fee of $50,000 on May 18, 1999. On October 18, 1999, the Board of Directors approved a final compensation package to be paid to Harter consisting of a cash payment of $150,000 and the issuance of 200,000 unregistered shares of the Company's common stock, which were valued at $112,500 based on the closing price of the Company's stock on the date of grant. Mr. Angel, the Company's president and CEO is also the president and a 15% shareholder of Harter. However, as of May 18, 1999, Mr. Angel was not an officer or director of the Company.



NOTE 7 - CONTINGENCIES

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

In connection with the purchase of AARDS, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by Jay Ziskind, Ken Arvin and Dr. Norman Gaylis. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In September 1998, the Company paid approximately $2,000,000 to ZAG in connection with an agreement and plan of merger executed between the Company and ZAG which effectively canceled the put/call agreement. Cash of $115,000 was paid and the remaining $1,885,000 was paid by issuing 575,000 unregistered shares of the Company's common stock with a fair market value of approximately $1,600,000 on the date of issuance. However, in the event that the common stock issued does not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the agreement and plan of merger provides that the Company shall pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. Additional consideration of approximately $1,600,000 in cash or approximately 2,133,000 shares of the Company's common stock (based on the December 31, 1999 market price) would have to be issued. At this time, no additional payment has been made to ZAG.

On November 15, 1999, the Company commenced litigation against ZAG and its affiliated parties alleging breach of fiduciary duties, improper billing, and seeking return of all consideration previously paid by the Company to ZAG, and damages as well as seeking rescission of the agreement and plan of merger. A counterclaim was filed against the Company on December 20, 1999 in the Circuit Court of the 11th Judicial District in and for Dade County, Florida. The counterclaim alleged breach of contract, tortious interference and conversion. In the event the Company is unsuccessful in this litigation, Continucare may be required to pay in excess of $1,600,000 of additional consideration, in the form of either cash or stock, representing the difference between $1,885,000 and the fair market value of the 575,000 unregistered shares of Continucare common stock previously issued to ZAG in connection with the agreement and plan of merger.

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

The case of KAMINE CREDIT CORPORATION ("KAMINE") AS ASSIGNEE OF TRI COUNTY HOME HEALTH v. CONTINUCARE CORPORATION was voluntarily dismissed without prejudice on December 3, 1999.

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment. The original complaint, as filed, sought damages in excess of $15,000; however, during discovery by the Company in connection with the case, it was determined that the Plaintiffs are seeking damages in excess of $2,500,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiffs' failure to return certain computer equipment, as well as a breach of the non-compete covenant. Discovery is pending. The Company believes the action has little merit and intends to vigorously defend the claim.

The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of its business, substantially all of which involve vendor-lease claims and/or claims related to the alleged malpractice of employed and contracted medical professionals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in the Company's Form 10-K/A-2 for the period ended June 30, 1999, including the following: the success or failure of the Company in implementing its current business and operational strategies; the ability of the Company to consummate the Restructuring on the terms specified in the First Supplemental Indenture and the timing of such consummation; the approval of the Restructuring by the Company's shareholders; the successful implementation of the Company's Business Rationalization Program and Financial Restructuring Program; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; unexpected costs of year 2000 compliance or failure by the Company or other entities with which it does business to achieve compliance; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

GENERAL

         Continucare is a provider of integrated outpatient healthcare and home healthcare services in Florida. As of December 31, 1999, the Company operated, owned and/or managed: eighteen Staff Model clinics in South and Central Florida; an Independent Practice Association (the "IPA") with 107 physicians; and two home health agencies.

         Throughout fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, and a significant working capital deficiency developed. Furthermore, as discussed below under "Liquidity and Capital Resources" and in Note 3 of the consolidated financial statements, the Company was unable to make the interest payments due April 30, 1999 and October 31, 1999 on the Convertible Subordinated Notes Payable (the "Notes").The Company's operating difficulties have in large part been due to the underperformance of various entities which were acquired in fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997.

         The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. To strengthen the Company financially, and remain a going concern, the Company began a business rationalization program (the "Business Rationalization Program") during the fiscal year ended June 30, 1999 to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, the Company considered a variety of factors in determining which entities to divest and which entities to reorganize. Some of the determining factors include: (i) projected changes in the cost structure; (ii) changes in reimbursement rates; (iii) changes in regulatory environment; (iv) loss of management personnel; (v) loss of contracts; and (vi) timely opportunity for disposal. As a result of this analysis, the Company has sold or closed its Outpatient Rehabilitation subsidiary, Diagnostic Imaging subsidiary and Physician Practice subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other costs) during the fiscal year ended June 30, 1999. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial

Restructuring Program and has allowed the Company to focus its resources on a core business model. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

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

         The Budget Act also requires the Secretary of Health and Human Services ("HHS") to implement a prospective payment system ("PPS") for home health agencies ("HHAs"). Prospective rates determined by the HHS would reflect a 15% reduction to the cost limits and per-patient limits in place as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. Until PPS takes effect on October 1, 2000, the Budget Act established an interim payment system ("IPS") that provides for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed HHAs will have their cost limits determined as the lesser of
(i) actual costs (ii) 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits apply to the Company for the cost reporting periods beginning after October 1997. The failure to implement a PPS for HHAs services in the next several years could adversely affect the Company and its growth strategy.

         For cost reporting periods beginning on or after October 1, 1997, the Budget Act requires HHAs to submit claims for payment for home health services only on the basis of the geographic location at which the service was furnished. HCFA has publicly expressed concern that some HHAs are billing for services from administrative offices in locations with higher per-visit cost limitations than the cost limitations in effect in the geographic location of the home health agency furnishing the service. The Company is unable to determine the reimbursement impact resulting from payments for services based upon geographic location until HCFA finalizes related regulatory guidance. Any resultant reduction in the Company's cost limits could have a material adverse effect on the Company's business, financial condition or results of operations. However, until regulatory guidance is issued, the effect of such reductions cannot be predicted with any level of certainty.

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


 RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The statements of operations include the operations of acquisitions made during the six months ended December 31, 1998 from their respective acquisition dates.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

 REVENUE

         Medical services revenues for the three months ended December 31, 1999 decreased 45% to approximately $28,841,000 from approximately $52,486,000 for the three months ended December 31, 1998. During Fiscal 1999 the Company disposed of certain underperforming assets and subsidiaries (the "Rationalized

Entities"). See "Business--General." During the three months ended December 31, 1998, medical services revenue from the Rationalized Entities was approximately $8,154,000.

         As part of the Company's Business Rationalization Program, the Company significantly reduced the number of physician practices in its IPA subsidiary and is no longer at risk for the commercial members of its IPA physicians. During the three months ended December 31, 1998, the Company provided managed care services for approximately 100,700 IPA member months (members per month multiplied by the months for which services were available), which resulted in approximately $23,455,000 in revenue. During the three months ended December 31, 1999, the number of IPA member months decreased to approximately 13,406, which resulted in approximately $7,036,000 in revenue. Commercial member months contributed approximately $5,011,000 of revenue during the three months ended December 31, 1998. IPA Medicare member months have decreased 67% from approximately 35,400 member months during the three months ended December 31, 1998 to approximately 11,700 member months during the three months ended December 31, 1999. IPA Medicare member months contributed approximately $6,529,000 and $17,244,000 during the three months ended December 31, 1999 and 1998, respectively.

         As a result of the rationalization of the non-managed care entities, the revenue generated by its managed care entities under the Company's contracts with HMO's increased to 95.4% of medical services revenues for the three months ended December 31, 1999 compared to 81.8% of medical services revenues for the three months ended December 31, 1998. Revenue generated by the Humana contract was 56.5% and 29.4% of medical services revenue for the three months ended December 31, 1999 and 1998, respectively. Revenue generated by Foundation contracts was 38.9% and 52.2% of medical services revenue for the three months ended December 31, 1999 and 1998, respectively.

         Revenue received under fee for service arrangements which require the Company to assume the financial risks relating to payor mix and reimbursement rates accounted for approximately 18.7% of medical services revenue for the three months ended December 31, 1998. The contribution from fee for service revenue for the three months ended December 31, 1999 was insignificant, primarily as a result of the Business Rationalization Program and the divestiture of the Diagnostic Imaging and Physician Practice subsidiaries.

         Medicare and Medicaid, as a percentage of the Company's medical service revenue, decreased from 7.2% to 4.6% of medical services revenue for the three months ended December 31, 1998 to December 31, 1999, respectively. This decrease was attributable to a substantial increase in managed care revenues, the downsizing of the home health division through the elimination of subcontracting relationships and the respective sale and closing of the outpatient rehabilitation and physician practice subsidiaries.

         Management fee revenue of approximately $267,000 for the three month period ended December 31, 1998 relates to services provided by the Outpatient Rehabilitation and Physician Practice subsidiaries, which were respectively sold and closed during Fiscal 1999.

EXPENSES

         Medical services expenses for the three month period ended December 31, 1999 were approximately $21,020,000 or 73% of medical services revenue, compared to approximately $46,787,000 or 89% of medical services revenue for the three month period ended December 31, 1998. The decrease is primarily due to the Company's Rationalization Program. During the three months ended December 31, 1998, medical services expenses for the Rationalized Entities were approximately $5,265,000. Medical services expenses of the Company's IPA decreased from approximately $24,330,000 to approximately $7,065,000 as a result of the decrease in IPA members for which the Company is at risk. In addition, effective December 31, 1999, the Company amended its IPA contract with Foundation which reduced the Company's medical claims and long-term debt liabilities to Foundation for prior medical claims by approximately $3,054,000, resulting in a corresponding decrease in medical services expenses (See Note 4 of the Company's Consolidated Financial Statements.).

         Medical claims represent the costs of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by the Company's capitated risk contracts with HMOs. Claims expense was approximately $17,972,000 and $34,489,000 for the three months ended December 31, 1999 and 1998, respectively, or 62.3% and 65.7% of medical services revenues). The decrease in claims expense as a percentage of medical services revenue is due to lower average claims costs per member for both the Company's staff model centers and the Company's IPA.

         Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to the Company's contracted IPA physicians, and other costs necessary to operate the Company's facilities. Other direct costs were approximately $6,102,000 and $12,298,000 for the three months ended December 31, 1999 and 1998, respectively, or 21.2% and 23.4% of medical services revenues.

         Payroll and employee benefits for administrative personnel was approximately $1,410,000 for the three months ended December 31, 1999, or 4.9% of revenues, compared to approximately $3,693,000 or 7% of revenue for the three months ended December 31, 1998. The decrease in these costs as a percent of revenues is primarily due to the rationalization of employees. Payroll and employee benefits for the Rationalized Entities was approximately $1,418,000 for the three months ended December 31, 1998.

         General and administrative expenses for the three months ended December 31, 1999 were approximately $1,516,000 or 5.3% of revenues compared to approximately $3,007,000 or 6% of revenues for the three months ended December 31, 1998. The decrease in general and administrative expense as a percent of revenues resulted from a reduction of overhead costs as part of the Company's Business Rationalization Program. During the three months ended December 31, 1998 general and administrative expenses from the Rationalized Entities was approximately $1,583,000.

         Amortization expense of intangible assets was approximately $679,000 for the three months ended December 31, 1999, as compared to approximately $1,098,000 for the three months ended December 31, 1998. Amortization expense for the Rationalized Entities was approximately $223,000 for the three months ended December 31, 1998. Additionally, during fiscal year ended June 30, 1999, the Company determined that approximately $11,700,000 of other intangible assets were impaired and, accordingly, wrote off the impaired assets. Amortization expense related to these impaired assets which was included in the three months ended December 31, 1998 totaled approximately $350,000.

         Bad debt expense for the three months ended December 31, 1998, was related to certain of the Rationalized Entities which generated revenues primarily through fee-for-service billings to third party payors and individual patients. The absence of bad debt expense for the three months ended December 31, 1999 is directly attributable to the increase in the percentage of revenue received under the Company's HMO contracts, for which bad debt expense is nominal.

         During the three months ended December 31, 1998, the Company recorded a loss on disposal of subsidiary of $4,152,000 associated with the Company's Business Rationalization Program. No such charge was recorded during the three months ended December 31, 1999.

INCOME (LOSS) FROM OPERATIONS

         Income from operations for the three months ended December 31, 1999 was approximately $3,831,000 or 13.3% of total revenues, compared to an operating loss of approximately $8,886,000 or 17% of total revenues for the three months ended December 31, 1998. The operating loss of the Rationalized Entities for the three months ended December 31, 1998 was approximately $6,779,000.

NET INCOME/LOSS

         Net income for the three months ended December 31, 1999 was approximately $2,746,000 compared to a net loss of approximately $10,339,000 for the three months ended December 31, 1998.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998

REVENUE

         Medical services revenues for the six months ended December 31, 1999 decreased 43.2% to approximately $57,473,000 from approximately $101,161,000 for the six months ended December 31, 1998. During Fiscal 1999 the Company disposed of certain underperforming assets and subsidiaries (the "Rationalized Entities"). See "Business--General." During the six months ended December 31, 1998, medical services revenue from the Rationalized Entities was approximately $16,641,000.

         As part of the Company's Business Rationalization Program, the Company significantly reduced the number of physician practices in its IPA subsidiary and is no longer at risk for the commercial members of its IPA physicians. IPA commercial member months contributed approximately $9,530,000 of revenue during the six months ended December 31, 1998. IPA Medicare member months have decreased approximately 60% from approximately 65,700 member months during the six months ended December 31, 1998 to 26,400 member months during the six months ended December 31, 1999. IPA Medicare member months contributed approximately $14,316,000 and $32,221,000 during the six months ended December 31, 1999 and 1998, respectively.

         As a result of the rationalization of the non-managed care entities, the revenue generated by its managed care entities under the Company's contracts with HMO's amounted to 96% and 80% of medical services revenues for the six months ended December 31, 1999 and 1998, respectively. Revenue generated by the Humana contract was 54% and 29% of medical services revenue for the six months ended December 31, 1999 and 1998, respectively. Revenue generated by the Foundation contract was 42% and 51% of medical services revenue for the six months ended December 31, 1999 and 1998, respectively.

         Revenue received under fee for service arrangements which require the Company to assume the financial risks relating to payor mix and reimbursement rates accounted for approximately 20% of medical services revenue for the six months ended December 31, 1998. The contribution from fee for service revenue for the six months ended December 31, 1999 was insignificant, primarily as a result of the Business Rationalization Program and the divestiture of the Diagnostic Imaging and Physician Practice subsidiaries.

         Medicare and Medicaid, as a percentage of the Company's medical service revenue, decreased from 7.9% to 4.3% of medical services revenue for the six months ended December 31, 1998 to December 31, 1999, respectively. This decrease was attributable to a substantial increase in managed care revenues, the downsizing of the home health division through the elimination of subcontracting relationships and the respective sale and closing of the outpatient rehabilitation and physician practice subsidiaries.

         Management fee revenue of $450,000 for the six months ended December 31, 1999 relates primarily to fees received in July, 1999 through September, 1999 from Foundation. Management fee revenue of approximately $550,000 for the six months ended December 31, 1998 relates to services provided by the Outpatient Rehabilitation and Physician Practice subsidiaries which were respectively sold and closed during Fiscal 1999.

EXPENSES

         Medical services expenses for the six month period ended December 31, 1999 were approximately $48,452,000 or 84% of medical services revenue, compared to approximately $88,172,000 or 87% of medical services revenue for the six month period ended December 31, 1998. The decrease is primarily due to the Company's Rationalization Program. During the six months ended December 31, 1998, medical services expenses for the Rationalized Entities were approximately $10,841,000. Medical services expenses of the Company's IPA decreased from approximately $43,454,000 to approximately $16,323,000 as a result of the decrease in IPA members for which the Company is at risk. In addition, effective December 31, 1999, the Company amended its IPA contract with Foundation which reduced the Company's medical claims and long-term debt liabilities to Foundation for prior medical claims by approximately $3,054,000, resulting in a corresponding decrease in medical services expense (See Note 4 of the Company's Consolidated Financial Statements).

         Medical claims represent the costs of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by the Company's capitated risk contracts with HMOs. Claims expense was approximately $39,445,000 and $63,120,000 for the six months ended December 31, 1999 and 1998, respectively, or 68.6% and 62.4% of medical services revenues. The Company began experiencing an increase in its claims loss ratio in the second quarter of fiscal 1999 which continued through the first quarter of fiscal 2000. The Company has taken steps to reduce the ratio, including the reduction in the number of IPA members for which the Company is at risk. While claims costs as a percentage of medical services revenues decreased in the second quarter of fiscal 2000 for both the staff model centers and the IPA to approximately 62.3% of medical services revenues, there can be no assurance that the Company's measures will be effective and that the claims loss ratio will not increase in the future.

          Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to the Company's contracted IPA physicians and other costs necessary to operate the Company's facilities. Other direct costs were approximately $12,061,000 and $25,052,000 for the six months ended December 31, 1999 and 1998, respectively, or 21.0% and 24.8% of medical services revenues.

         Payroll and employee benefits for administrative personnel was approximately $3,279,000 for the six months ended December 31, 1999, or 5.7% of revenues, compared to approximately $7,692,000 or 8% of revenue for the six months ended December 31, 1998. The decrease in these costs as a percent of revenues is primarily due to the rationalization of employees. Payroll and employee benefits for the Rationalized Entities was approximately $3,154,000 for the six months ended December 31, 1998.

         General and administrative expenses for the six months ended December 31, 1999 were approximately $3,024,000 or 5.2% of revenues compared to approximately $6,134,000 or 6% of revenues for the six months ended December 31, 1998. The decrease in general and administrative expense as a percent of revenues resulted from a reduction of overhead costs as part of the Company's Business Rationalization Program. During the six months ended December 31, 1998 general and administrative expenses from the Rationalized Entities was approximately $3,226,000.

         Amortization expense of intangible assets was approximately $1,324,000 for the six months ended December 31, 1999, as compared to approximately $2,189,000 for the six months ended December 31, 1998. Amortization expense for the Rationalized Entities was approximately $489,000 for the six months ended December 31, 1998. Additionally, during fiscal year ended June 30, 1999, the Company determined that approximately $11,700,000 of other intangible assets were impaired and, accordingly, wrote off the impaired assets. Amortization expense related to these impaired assets which was included in the six months ended December 31, 1998 totaled approximately $659,000.

         Bad debt expense for the six months ended December 31, 1998, was related to certain of the Rationalized Entities which generated revenues primarily through fee-for-service billings to third party payors and individual patients. The absence of bad debt expense for the six months ended December 31, 1999 is directly attributable to the increase in the percentage of revenue received under the Company's HMO contracts, for which bad debt expense is nominal.

         During the six months ended December 31, 1998, the Company recorded a loss on disposal of subsidiary of $4,152,000 associated with the Company's Business Rationalization Program. No such charge was recorded during the six months ended December 31, 1999.

INCOME/LOSS FROM OPERATIONS

         Income from operations for the six months ended December 31, 1999 was approximately $1,142,000 or 2.0% of total revenues, compared to an operating loss of approximately $10,685,000 or 11% of total revenues for the six months ended December 31, 1998. The operating loss of the Rationalized Entities for the six months ended December 31, 1998 was approximately $7,869,000.


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


NET INCOME/LOSS

         Net income for the six months ended December 31, 1999 was approximately $3,060,000 compared to a net loss of approximately $12,909,000 for the six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The discussion herein has been prepared assuming that the Company will continue as a going concern. In order to strengthen itself financially and remain a going concern, the Company, during the fiscal year ended June 30, 1999, divested itself of certain unprofitable operations and disposed of other underperforming assets.

         The Company did not make the April 30, 1999 (the "April Default Date") semi-annual payment of interest on its Subordinated Notes Payable or the October 31, 1999 (the "October Default Date") semi-annual payment. The amount of interest due as of April 30, 1999 and October 31, 1999 was $1,800,000 and $3,300,000, respectively. Within thirty (30) days of the April Default Date, the Company commenced negotiations with an informal committee of the holders the Notes to restructure a portion of the debt and related interest in exchange for common stock and to obtain terms on the remaining portion of the debt that are more favorable to the Company.

         On July 2, 1999 the Company repurchased $4,000,000 face value of its Notes for approximately $210,000, recognizing a gain on extinguishment of debt of approximately $3,776,000. The Company funded the purchase of the Notes from working capital. On September 29, 1999 the Company announced an agreement in principle with the holders of the Notes to enter into a settlement and restructuring agreement with respect to the remaining $41,000,000 principal balance and approximately $3,300,000 of interest thereon accruing through October 31, 1999. The agreement was ratified on December 9, 1999 through the execution of a Consent Letter and Agreement. (See Note 3 of the Company's Consolidated Financial Statements.)

         In August 1998, the Company entered into a credit facility with First Union Bank (the "Credit Facility"). The Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. Since December 31, 1998 the Company has not been in compliance with the terms and conditions of the acquisition facility. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation Subsidiary to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. At December 31, 1999 and June 30, 1999, respectively, the outstanding balance of the Credit Facility was approximately $135,000 and $1,000,000 and is included in Current Portion of Long-Term Debt in the accompanying consolidated financial statements. The Company obtained a waiver which extended the due date of the remaining balance to February 1, 2000 and repaid the outstanding balance on January 31, 2000.

         Effective December 31, 1999, the Company negotiated an amendment to its contract with Foundation (the "Amendment"). The Amendment reduces the Company's prior medical claims and long-term debt liabilities to Foundation as of May 31, 1999 to $1,500,000. The Amendment also requires the Company to remit to Foundation any reinsurance proceeds received for claims generated from Foundation members for the period June 1, 1998 through August 31, 1999 up to a maximum of $1,327,400. As a result of this Amendment the Company recorded a contractual revision of previously recorded medical claims liability of approximately $3,054,000. This Amendment resulted in the reduction of medical claims payable by approximately $2,703,000 and the reduction of long-term debt by approximately $351,000.

         The Company's loss before extraordinary gain on extinguishment of debt was approximately $716,000 for the six months ended December 31, 1999. Net cash used in operating activities for the six months ended December 31, 1999 was approximately $122,000 due primarily to the loss before the extraordinary item, a decrease in accounts payable and accrued expenses of approximately $635,000, a decrease of medical claims payable of approximately $2,531,444, and offset by non-cash amortization and depreciation expenses of approximately $2,062,000, a decrease in accounts receivable of approximately $567,000, and an increase in accrued interest payable of approximately $1,640,000.

         Net cash used in investing activities for the six months ended December 31, 1999 was approximately $82,000 for the purchase of computer equipment in conjunction with the Company's Year 2000 computer plan. Net cash used in financing activities for the six months ended December 31, 1999 was approximately $1,366,000, comprised primarily of $210,000 paid to redeem $4,000,000 of the Company's convertible subordinated notes payable, and approximately $1,146,000 of repayments on the Company's Credit Facility and other notes payable.

         The Company's working capital deficit was approximately $54,846,000 at December 31, 1999, which includes the classification of $41,000,000 of the Notes as current liabilities due to the Company's default on the April 30, 1999 and October 31, 1999 interest payments.

         The Company believes that it will be able to fund all of its capital commitments and operating cash requirements from a combination of cash on hand, expected cash flow improvements, and the new credit facility. The Company anticipates its capital expenditures for fiscal 2000 will not exceed $350,000, a reduction of $400,000 (or 53%) over the prior year.

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

         Additionally, the Company has fallen below the continued listing requirements of the American Stock Exchange with respect to the requirements that the Company maintain stockholders' equity of at least $2 million and not sustain losses from continuing operations and/or net losses in two of its three most recent fiscal years. At December 31, 1999, the Company had a shareholders' deficit of approximately $32,482,000. There can be no assurance that the listing of the Company's common stock will be continued.


IMPACT OF YEAR 2000

         The Year 2000 Issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations and patient care, including, among other things, a failure of certain patient care applications and equipment, a failure of control systems, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Since January 1, 2000 the Company has experienced no disruptions in its systems or those of third parties, or other computer related problems as a result of processing dates beyond 1999. However, there can be no assurances that the Company will not experience Year 2000 related problems in the future.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company has no material risk associated with interest rates, foreign currency exchange rates or commodity prices.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously discussed in the Company's quarterly report on Form 10-Q/A for the quarterly period ended September 30, 1999, on November 15, 1999, the Company commenced litigation against ZAG and its affiliated parties alleging breach of fiduciary duties, improper billing, and seeking return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the agreement and plan of merger. A counterclaim was filed against the Company on December 20, 1999 in the Circuit Court of the 11th Judicial District in and for Dade County, Florida. The counterclaim alleged breach of contract, tortious interference and conversion. In the event the Company is unsuccessful in this litigation, Continucare may be required to pay in excess of $1,600,000 of additional consideration, in the form of either cash or stock, representing the difference between $1,885,000 and the fair market value of the 575,000 unregistered shares of Continucare common stock previously issued to ZAG in connection with the agreement and plan of merger.

         The case of KAMINE CREDIT CORPORATION ("KAMINE") AS ASSIGNEE OF TRI COUNTY HOME HEALTH v. CONTINUCARE CORPORATION which was previously discussed in the Company's quarterly report on Form 10-Q/A for the quarterly period ended September 30, 1999, was voluntarily dismissed without prejudice on December 3, 1999.

     The Company is a party to the case of WARREN GROSSMAN, M.D. ALAN REICH, M.D. and RICHARD Strain, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. and CONTINUCARE CORPORATION. This case was filed in May, 1999, in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment. The original complaint, as filed, sought damages in excess of $15,000; however, during discovery by the Company in connection with the case, it was determined that the Plaintiffs are seeking damages in excess of $2,500,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiffs' failure to return certain computer equipment, as well as a breach of the non-compete covenant. Discovery is pending. The Company believes the action has little merit and intends to vigorously defend the claim.


         The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of its business, substantially all of which involve vendor-lease claims and/or claims related to the alleged malpractice of employed and contracted medical professionals.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 18, 1999, the Company issued 200,000 unregistered shares of the Company's common stock to Harter Financial, Inc. as partial consideration for its services rendered to the Company in connection with negotiating the restructuring of the Notes and as settlement with the noteholders. (See Note 6 to the Consolidated Financial Statements.) All such shares were issued pursuant to an exemption set forth under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At December 31, 1999, the Company was not in compliance with certain covenants of it's Credit Facility including requirements with respect to: (i) interest coverage ratio (ii) senior debt ratio, (iii) current ratio and (iv) net worth. In April 1999, the Company entered into an amendment to its Credit Facility, which provided, among other things, for repayment of the remaining outstanding principal balance by December 31, 1999. The amendment, however, did not include a waiver of non-compliance of the covenants under the Credit Facility. At December 31, 1999, the outstanding balance was approximately $135,000. The Company obtained a waiver which extended the due date for the remaining balance to February 1, 2000 and repaid the remaining outstanding balance on January 31, 2000.

         The Company did not make the April 30, 1999 or October 31, 1999 semi-annual payments of interest on its Notes. At December 31, 1999 the Company had $41,000,000 principal amount of the Notes outstanding and accrued interest of approximately $3,827,000. (See Note 3 to the consolidated financial statements)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  4.1      First Supplemental Indenture


                  27.1     Financial Data Schedule


                  99.1 Consent Letter and Agreement to the First Supplemental Indenture

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTINUCARE CORPORATION



Dated: February 11, 2000            By:  /s/  SPENCER J. ANGEL
                                       -----------------------------------------
                                        Spencer J. Angel
                                        Chief Executive Officer and President


                                    By:  /s/  JANET L. HOLT
                                       -----------------------------------------
                                        Janet L. Holt
                                        Chief Financial Officer