Form 10-Q
period 2000-03-31
CONTINUCARE CORP
filed 2000-05-12
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 10, 2000, the Registrant had 33,240,091 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed  Consolidated Balance Sheets - March 31, 2000 (Unaudited) and June 30,
              1999.................................................................................           3

           Condensed  Consolidated  Statements of Operations - Three Months Ended March 31,
              2000 (Unaudited) and 1999 (Unaudited)................................................           4

           Condensed  Consolidated  Statements  of Operations - Nine Months Ended March 31,
              2000 (Unaudited) and 1999 (Unaudited)................................................           5

           Condensed  Consolidated  Statements  of Cash Flows - Nine Months Ended March 31,
              2000 (Unaudited) and 1999 (Unaudited)................................................           6

           Notes to Condensed Consolidated Financial  Statements - March 31, 2000
              (Unaudited)..........................................................................           7

ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
           OPERATIONS..............................................................................          13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................
                                                                                                             23

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................................................................          23

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................          24

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........................................................          24

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................          25

ITEM 5.    OTHER INFORMATION.......................................................................          25

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................................          25

SIGNATURE PAGE.....................................................................................          26



                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31, 2000        JUNE 30, 1999
                                                                               --------------        -------------
                                                                                (UNAUDITED)
                                 ASSETS
Current assets
   Cash and cash equivalents...........................................         $3,115,992              $3,185,077
   Accounts receivable,  net of allowance for doubtful accounts of
    $5,752,000 at March 31, 2000 and June 30, 1999.....................              4,844                 604,524
   Due from Medicare...................................................            443,576                      --
   Other receivables...................................................            586,086                 266,057
   Prepaid expenses and other current assets...........................            358,179                 298,899
                                                                               -----------           -------------
       Total current assets............................................          4,508,677               4,354,557
Equipment, furniture and leasehold improvements, net...................            901,674               1,098,289
Cost  in excess  of  net  tangible   assets   acquired,   net  of
  accumulated amortization  of  $5,487,000  at March 31, 2000 and
  $3,837,000 at June 30, 1999..........................................         20,375,593              22,346,156
Deferred  financing  costs,  net of  accumulated  amortization  of
  $141,000 at March 31, 2000 and $1,203,000 at June 30, 1999...........          3,249,375               2,551,811
Other assets, net......................................................             75,526                  69,165
                                                                               -----------           -------------
       Total assets....................................................        $29,110,845             $30,419,978
                                                                               ===========             ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable....................................................           $861,964                $842,442
   Accrued expenses....................................................          3,116,663               2,358,346
   Accrued salaries and benefits.......................................          1,583,792               1,856,140
   Medical claims payable..............................................          1,130,139               4,825,081
   Due to Medicare.....................................................                 --                 302,358
   Due to related parties..............................................             60,000                      --
   Current portion of convertible subordinated notes payable...........            700,000              45,000,000
   Current portion of long term debt...................................          5,832,764               6,857,946
   Accrued interest payable............................................             22,985               2,400,022
   Current portion of capital lease obligations........................             92,063                 112,652
                                                                               -----------           -------------
       Total current liabilities.......................................         13,400,370              64,554,987
Capital lease obligations, less current portion........................            121,347                 123,436
Convertible subordinated notes payable, less current portion...........         11,400,000                      --
Long term debt, less current portion...................................          1,516,497               1,396,753
                                                                               -----------           -------------
       Total liabilities...............................................         26,438,214              66,075,176
Commitments and contingencies
Shareholders' equity (deficit)
   Common stock; $0.0001 par value; 100,000,000 shares authorized,
     36,236,283 shares issued and 33,240,091 shares outstanding at
     March 31, 2000; and 17,536,283 shares issued and
     14,540,091 shares outstanding at June 30, 1999....................              3,325                   1,455
   Additional paid-in capital..........................................         57,708,595              32,910,465
   Accumulated deficit.................................................        (49,614,588)            (63,142,417)
   Treasury stock (2,996,192 shares)...................................         (5,424,701)             (5,424,701)
                                                                               -----------           -------------
     Total shareholders' equity (deficit)..............................          2,672,631             (35,655,198)
                                                                               -----------           -------------
     Total liabilities and shareholders' equity (deficit)..............        $29,110,845             $30,419,978
                                                                               ===========           ==============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------
                                                                                    2000                  1999
                                                                                    ----                  ----
   Revenue
     Medical services, net.............................................        $29,889,660             $49,983,897
   Expenses
     Medical services:
         Medical claims................................................         19,864,445              36,358,041
         Other.........................................................          4,700,767              10,064,148
     Payroll and employee benefits.....................................          1,395,032               3,523,160
     Provision for bad debt............................................                 --               1,135,713
     Professional fees.................................................            193,362                 502,982
     General and administrative........................................          1,373,192               3,012,478
     Loss on sale of subsidiary........................................                 --              11,003,541
     Depreciation and amortization.....................................            773,044               1,502,012
                                                                             -------------           -------------
       Subtotal........................................................         28,299,842              67,102,075
Income (loss) from operations..........................................          1,589,818             (17,118,178)
Other income (expense)
     Interest income...................................................             10,942                  50,758
     Interest expense..................................................           (708,717)             (1,164,240)
     Other.............................................................            103,623                      --
                                                                             -------------           -------------
Income (loss) before extraordinary item................................            995,666             (18,231,660)
Gain on extinguishment of debt.........................................          9,471,710                      --
                                                                             -------------           -------------
Net income (loss) .....................................................        $10,467,376            $(18,231,660)
                                                                             =============            =============
Per share data:
     Basic earnings (loss).............................................               $.43                 $ (1.25)
                                                                             =============            =============
     Diluted earnings (loss)...........................................               $.33                 $ (1.25)
                                                                             =============            =============
Weighted average number of common shares outstanding:
          Basic........................................................         24,020,331              14,606,283
                                                                             =============            =============
          Diluted......................................................         31,855,476              14,606,283
                                                                             =============            =============



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            NINE MONTHS ENDED MARCH 31,
                                                                         ---------------------------------
                                                                             2000                 1999
                                                                         -------------       -------------
   Revenue
     Medical services, net                                               $  87,362,881       $ 151,177,818
     Management fees                                                           450,000             516,642
                                                                         -------------       -------------
       Subtotal                                                             87,812,881         151,694,460
   Expenses
     Medical services:
         Medical claims                                                     62,359,925         101,392,977
         Contractual revision of previously recorded medical claims
         liability                                                          (3,053,853)                 --
         Other                                                              13,711,040          33,201,381
     Payroll and employee benefits                                           4,674,123          11,215,110
     Provision for bad debt                                                         --           3,506,217
     Professional fees                                                         651,582           1,228,547
     General and administrative                                              4,397,578           9,146,154
     Loss on sale of subsidiary                                                     --          15,155,791
     Depreciation and amortization                                           2,340,744           4,651,761
                                                                         -------------       -------------
       Subtotal                                                             85,081,139         179,497,938

Income (loss) from operations                                                2,731,742         (27,803,478)

Other income (expense)
     Interest income                                                            35,509             122,313
     Interest expense                                                       (2,870,952)         (3,590,830)
     Other                                                                     383,623                  --
                                                                         -------------       -------------
Income (loss) before extraordinary items                                       279,922         (31,271,995)
Gains on extinguishment of debt                                             13,247,907             130,977
                                                                         -------------       -------------
Net income (loss)                                                        $  13,527,829       $ (31,141,018)
                                                                         =============       =============
Per share data:
     Basic earnings (loss)                                               $         .76       $       (2.16)
                                                                         =============       =============
     Diluted earnings (loss)                                             $         .44       $       (2.16)
                                                                         =============       =============
Weighted average number of common shares outstanding:
     Basic                                                                  17,731,000          14,428,968
                                                                         =============       =============
     Diluted                                                                30,694,636          14,428,968
                                                                         =============       =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  NINE MONTHS ENDED MARCH 31,
                                                                               -------------------------------
                                                                                    2000              1999
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                           $ 13,527,829       $(31,141,018)
   Adjustments to reconcile net income (loss) to cash provided by (used
   in) operating activities:
     Depreciation and amortization including amortization
     of deferred loan costs                                                       3,102,067          5,322,902
     Provision for bad debt                                                              --          3,506,217
     Loss on sale of subsidiary                                                          --         15,155,791
     Contractual revision of previously recorded medical claims liability          (350,546)                --
     Gain on disposal of equipment                                                  (23,123)                --
     Gain on extinguishment of debt                                             (13,247,907)          (130,977)
   Changes in operating assets and liabilities, excluding the effect of acquisitions and disposals:
     Decrease (increase) in accounts receivable                                     599,680         (3,283,212)
     Decrease in income taxes receivable                                                 --          1,800,000
     Increase in prepaid expenses and other current assets                          (59,280)          (507,323)
     (Increase) decrease in other receivables                                      (320,029)           692,045
     (Increase) decrease in other assets                                             (6,361)           271,840
     (Decrease) increase in medical claims payable                               (3,694,942)         4,521,625
     Increase in due to (from) Medicare                                            (108,378)           944,099
     Increase in accounts payable and accrued expenses                              505,491            457,368
     Increase in accrued interest payable                                         2,045,984            876,466
                                                                               ------------       ------------
Net cash provided by (used in) operating activities                               1,970,485         (1,514,177)
                                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions                                                            --         (4,225,000)
   Cash paid for purchase of contracts                                                   --           (734,806)
   Property and equipment additions                                                (134,637)          (673,638)
   Proceeds from sale of subsidiary                                                      --            141,187
   Proceeds from notes receivable                                                        --            104,320
                                                                               ------------       ------------
Net cash used in investing activities                                              (134,637)        (5,387,937)
                                                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment to extinguish debt                                                      (210,000)          (720,000)
   Principal repayments under capital lease obligation                              (22,815)          (369,037)
   Payment on notes payable                                                      (1,406,326)        (1,421,850)
   Payment to related party                                                         (90,000)                --
   Proceeds from long term debt                                                          --          5,000,000
   Payment of deferred financing costs                                             (175,792)          (168,192)
                                                                               ------------       ------------
Net cash (used in) provided by financing activities                              (1,904,933)         2,320,921
                                                                               ------------       ------------
Net decrease in cash and cash equivalents                                           (69,085)        (4,581,193)
                                                                               ------------       ------------
Cash and cash equivalents at beginning of period                                  3,185,077          7,435,724
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $  3,115,992       $  2,854,531
                                                                               ============       ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition                                                   $         --       $  1,811,250
                                                                               ============       ============
Note payable for purchase of contracts                                         $         --       $  2,500,000
                                                                               ============       ============
Note payable for amendment of contract                                         $         --       $  3,509,983
                                                                               ============       ============
Note payable issued for refunds due to Medicare for overpayments               $    637,556       $         --
                                                                               ============       ============
Purchase of furniture and fixtures with proceeds of capital lease
obligations                                                                    $    158,023       $         --
                                                                               ============       ============
Common stock issued for deferred financing costs                               $  3,375,000       $         --
                                                                               ============       ============
Common stock issued for extinguishment of debt                                 $ 21,312,500       $         --
                                                                               ============       ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation ("Continucare" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

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

NOTE 2 - GENERAL


Continucare, which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home healthcare services in Florida. Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of March 31, 2000, the Company operated, owned and/or managed: seventeen Staff Model clinics in South and Central Florida; an Independent Practice Association ("IPA") with 88 physicians; and two Home Health agencies. For the nine months ended March 31, 2000 approximately 55% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc.("Humana") and 39% of net medical services revenue was derived from managed care contracts with Foundation Health Corporation ("Foundation"). For the nine months ended March 31, 1999, approximately 30% of net medical services revenue was derived from Humana and 53% was derived from Foundation.


Throughout fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, and significant working capital deficiencies. Furthermore, as discussed below and further in Note 3, the Company was unable to make the interest payments due April 30, 1999 and October 31, 1999 on the Company's Convertible Subordinated Notes Payable (the "Notes"). The Company's operating difficulties were in large part due to the underperformance of various entities which were acquired in fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. To strengthen Continucare financially and remain a going concern, the Company began a business rationalization program

(the "Business Rationalization Program") during the fiscal year ended June 30, 1999 to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions, and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, Continucare sold or closed its Outpatient Rehabilitation subsidiary, its Diagnostic Imaging subsidiary and Physician Practice subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other employee-related costs). The rationalization liability associated with these divestitures was approximately $755,000 at March 31, 2000. No changes occurred in the rationalization liability during the three months ended March 31, 2000. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. As a part of the Business Rationalization Program, the Company negotiated a restructuring of the Company's Notes, which is described in Note 3 below. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.


The Company has not provided for income taxes on it's operating results because it believes it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to it's operating results.


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


The Company completed a restructuring of the Notes through the execution of a Consent Letter and Agreement to the First Supplemental Indenture (the "Restructuring"). The Restructuring was ratified by the shareholders on February 14, 2000. The following occurred as a result of the Restructuring: (a) $31,000,000 of the outstanding principal of the Notes were converted, on a pro rata basis, into the Company's common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest accrued on the Notes through October 31, 1999 was forgiven (approximately $3,300,000); (c) interest which accrued on the $31,000,000 from November 1, 1999 through the date of the Restructuring was forgiven; (d) the interest payment default on the remaining $10,000,000 principal balance of the Notes was waived and the Notes were reinstated on the Company's books and records as a performing non-defaulted loan (the "Reinstated Subordinated Debentures"); (e) the Reinstated Subordinated Debentures will bear interest at the rate of 7% per annum commencing November 1, 1999; and (f) the conversion rate for the Reinstated Subordinated Debentures for the period November 1, 2000 to maturity will be $2.00. The Restructuring also required the Company to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to personally guarantee the bank credit facility for the Company (see
Note 4 below).

As a result of the Restructuring, the Company recognized a gain of approximately $9,472,000, net of restructuring costs. The gain consists of the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of the Company's stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the balance of the outstanding Notes on the balance sheet of $12,100,000 at March 31, 2000, includes interest accrued through March 31, 2000 of $291,667 and the remaining interest of $1,808,333 which will be payable in semi-annual payments through October 31, 2002. The Company has not provided for income taxes on the gain because it believes that it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the transaction.


NOTE 4 - LONG-TERM DEBT

In August 1998, the Company entered into a credit facility with First Union Bank (the "Credit Facility"). The Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation subsidiary to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. At June 30, 1999, the outstanding balance of the Credit Facility was approximately $1,000,000 and was included in Current Portion of Long-Term Debt on the accompanying consolidated balance sheet. The Company obtained a waiver which extended the due date on the remaining balance to February 1, 2000 and repaid the remaining outstanding balance on January 31, 2000.

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

In conjunction with the Restructuring, the Company executed a credit facility agreement (the "New Credit Facility"). The New Credit Facility provides a revolving loan of $3,000,000. The New Credit Facility is due March 31, 2001 with annual renewable options, with interest payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 6.1% at March 31, 2000. All assets of the Company serve as collateral for the New Credit Facility. In addition, the New Credit Facility has been personally guaranteed by a board member and related party. In consideration for providing the guaranty, the Company issued 3,000,000 shares of the Company's common stock. These shares, which were valued at $3,375,000 based on the closing price of the Company's stock on February 11, 2000 when the guarantee was granted, have been recorded as a deferred financing cost which is being amortized over the term of the guarantee. At March 31, 2000, the Company had not borrowed any amounts available under the New Credit Facility.

NOTE 5 - EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                   THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,
                                                   -----------------------------     ----------------------------
                                                       2000           1999              2000            1999
                                                   -------------- --------------     ------------   -------------
                                                    (unaudited)    (unaudited)       (unaudited)    (unaudited)
Numerator for earnings (loss) before
  extraordinary item:
  Numerator for basic earnings (loss) per
  share - income (loss) before extraordinary
    item, as reported ........................    $    995,666     $  (18,231,660)    $    279,922     $  (31,271,995)

  Effect of dilutive securities:
    Interest expense related to convertible
    subordinated notes .......................         490,937                 --        2,460,997                 --
                                                  ------------     --------------     ------------     --------------
  Numerator for diluted earnings (loss) per
    share - income (loss) before extraordinary
    item after assumed conversions ...........    $  1,486,603     $  (18,231,660)    $  2,740,919     $  (31,271,995)
                                                  ============     ==============     ============     ==============
Numerator for extraordinary item:
  Numerator for basic earnings (loss) per
    share - extraordinary item ...............    $  9,471,710                 --     $ 13,247,907     $      130,977

  Effect of dilutive securities:
    Interest expense related to convertible
    subordinated notes .......................        (490,937)                --       (2,460,997)                --
                                                  ------------     --------------     ------------     --------------

  Numerator for diluted earnings (loss) per
    share - extraordinary item ...............    $  8,980,773                 --     $ 10,786,910     $      130,977
                                                  ============     ==============     ============     ==============

Denominator:
  Denominator for basic earnings (loss) per
    share - weighted-average shares ..........      24,020,331         14,606,283       17,731,000         14,428,968

  Dilutive common shares:
    Convertible subordinated notes ...........       7,835,145                 --       12,963,636                 --
                                                  ------------     --------------     ------------     --------------

  Denominator for diluted earnings (loss) per
    share - adjusted weighted-average
    shares and assumed conversions ...........      31,855,476         14,606,283       30,694,636         14,428,968
                                                  ============     ==============     ============     ==============

Basic earnings (loss) per share, before
   extraordinary item ........................    $        .04     $        (1.25)    $        .02     $        (2.17)
Extraordinary item ...........................             .39                 --              .74                .01
                                                  ------------     --------------     ------------     --------------
Basic earnings (loss) per share ..............    $        .43     $        (1.25)    $        .76     $        (2.16)
                                                  ============     ==============     ============     ==============

Diluted earnings (loss) per share before
   extraordinary item ........................    $        .05     $        (1.25)    $        .09     $        (2.17)
Extraordinary item ...........................             .28                 --              .35                .01
                                                  ------------     --------------     ------------     --------------

Diluted earnings (loss) per share ............    $        .33     $        (1.25)    $        .44     $        (2.16)
                                                  ============     ==============     ============     ==============


Options and warrants to purchase the Company's common stock were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

NOTE 6 - RELATED PARTY TRANSACTIONS

In May 1999, the Company entered into an agreement with Harter Financial, Inc. ("Harter") to assist it with a financial reorganization and to represent the Company in negotiating the restructuring of the Notes and a settlement with the noteholders. As compensation for its services, Harter received an initial fee of $50,000 on May 18, 1999. On October 18, 1999, the Board of Directors approved a final compensation package to be paid to Harter consisting of a cash payment of

$150,000 and the issuance of 200,000 unregistered shares of the Company's common stock, which were valued at $112,500 based on the closing price of the Company's stock on the date of grant. At March 31, 2000, $60,000 remained unpaid. Mr. Angel, the Company's president and CEO is also the president and a 15% shareholder of Harter. However, as of May 18, 1999, Mr. Angel was not an officer or director of the Company.

NOTE 7 - CONTINGENCIES

On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., ("CPPM") a wholly-owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisitions included the purchase of AARDS, INC., a Florida corporation formerly known as Norman B. Gaylis, M.D., Inc., Rosenbaum, Weitz & Ritter, Inc., a Florida corporation, and of Arthritis & Rheumatic Disease Specialties, Inc., a Florida corporation, from Sheridan Healthcare, Inc. (collectively "AARDS").

In connection with the purchase of AARDS, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by Jay Ziskind, Ken Arvin and Dr. Norman Gaylis. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In September 1998, the Company paid approximately $2,000,000 to ZAG in connection with an agreement and plan of merger executed between the Company and ZAG that effectively canceled the put/call agreement. Cash of $115,000 was paid and the remaining $1,885,000 was paid by issuing 575,000 unregistered shares of the Company's common stock with a fair market value of approximately $1,600,000 on the date of issuance. However, because the common stock issued did not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the agreement and plan of merger provided that the Company would pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. Additional consideration of approximately $1,600,000 in cash or approximately 1,600,000 shares of the Company's common stock (based on the March 31, 2000 market price) would have to be issued. At this time, no additional payment has been made to ZAG.

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

On September 19, 1997, the Company acquired the stock of Maxicare, Inc. ("Maxicare"), a Florida based home health agency for $4,200,000 including approximately $900,000 of liabilities assumed. In addition, $300,000 of additional purchase price was contingent upon maintaining various performance criteria and, if earned, would be due in equal installments in September 1998 and 1999. No amounts have been paid to the former owner of Maxicare, Inc. pursuant to the contingent purchase price from the acquisition.

The case of JAMES N. HOUGH, PLAINTIFF, v. INTEGRATED HEALTH SERVICES, INC., A DELAWARE CORPORATION, AND REHAB MANAGEMENT SYSTEMS, INC., A FLORIDA CORPORATION ("RMS"), AND CONTINUCARE REHABILITATION SERVICES, INC., A FLORIDA CORPORATION was removed from the active docket on March 14, 2000 and has remained dormant since that time.

The Company is a party to the case of MANAGED HEALTHCARE SYSTEMS ("MHS") v. CONTINUCARE CORPORATION & CONTINUCARE HOME HEALTH SERVICES, INC ("CHHS"). This case was filed in the Commonwealth of Massachusetts in August, 1998. The complaint alleges breach of contract for alleged verbal representations by CHHS in negotiations to acquire MHS and seeks damages in excess of $2,750,000 and treble damages. The Company believes the action has little merit and intends to vigorously defend the claim.

The case of AVENTURA COMPREHENSIVE REHABILITATION CENTER, INC. AND ANTHONY J. DORTO, M.D. v. CONTINUCARE-AVENTURA, INC. AND CONTINUCARE OUTPATIENT MANAGEMENT, INC. was settled in March, 2000 with no admission of liability. The parties exchanged general releases.

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $2,500,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiffs' failure to return certain computer equipment, as well as a breach of the non-compete covenant. The case is set for trial in May, 2000. On February 18, 2000, the Company filed a Motion for Summary Judgment as to two of the Plaintiffs. The motion is scheduled to be heard in May, prior to the trial period. The Company believes the action has little merit and intends to vigorously defend the claim.

The Company is a party to the case of GE MEDICAL SYSTEMS, AN UNINCORPORATED DIVISION OF GENERAL ELECTRIC COMPANY v. CONTINUCARE OUTPATIENT SERVICES, INC. N/K/A OUTPATIENT RADIOLOGY SERVICES, INC AND CONTINUCARE CORPORATION. This case was filed in April, 2000 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The complaint alleges a breach of guaranty agreement and seeks damages of approximately $676,000.

Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. v. KENNETH BLAZE, D.O. KENNETH BLAZE, D.O., P.A.; SHERIDEN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000.

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

GENERAL

         Continucare is a provider of integrated outpatient healthcare and home healthcare services in Florida. As of March 31, 2000, the Company operated, owned and/or managed: seventeen Staff Model clinics in South and Central Florida; an Independent Practice Association (the "IPA") with 88 physicians; and two home health agencies.

         Throughout fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, and significant working capital deficiencies. Furthermore, as discussed below under "Liquidity and Capital Resources" and in Note 3 of the condensed consolidated financial statements, the Company was unable to make the interest payments due April 30, 1999 and October 31, 1999 on the Convertible Subordinated Notes Payable (the "Notes"). The Company's operating difficulties were in large part due to the underperformance of various entities which were acquired in fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997.


         The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. To strengthen the Company financially, and remain a going concern, the Company began a business rationalization program (the "Business Rationalization Program") during the fiscal year ended June 30, 1999 to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, the Company considered a variety of factors in determining which entities to divest and which entities to reorganize. Some of the determining factors include: (i) projected changes in the cost structure; (ii) changes in reimbursement rates; (iii) changes in regulatory environment; (iv) loss of management personnel; (v) loss of contracts; and (vi) timely opportunity for disposal. As a result of this analysis, the Company has sold or closed its Outpatient Rehabilitation subsidiary, Diagnostic Imaging subsidiary and Physician Practice subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other costs) during the fiscal year ended June 30, 1999. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model. While the Company believes that the Business Rationalization Program and Financial Restructuring Program will improve its cash flow and profitability, there can be no assurance that it will be able to continue implementing any of the necessary programs and, if implemented, that the programs will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due. The Company has not provided for income taxes on it's operating results because it believes it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to it's operating results.


REIMBURSEMENT CONSIDERATIONS

         The Company receives reimbursement from the Medicare and Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although the Company has derived less than 5% of its net patient service revenue directly from Medicare and Medicaid in fiscal 2000, a substantial portion of the Company's managed care revenues are based upon Medicare reimbursable rates. Therefore, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company.

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

         The Balanced Budget Act of 1997 (the "Budget Act") enacted in August 1997 contains numerous provisions related to Medicare and Medicaid reimbursement. It is unclear whether all of these provisions will be implemented by the Health Care Financing Administration ("HCFA") as scheduled. The general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act are intended to incentivize providers to deliver services efficiently at lower costs.

         Changes enacted in the Budget Act impact on the reimbursement methodology for home health services. Prior to the Budget Act, home health services were reimbursed on a reasonable cost basis, with statutory per visit limits in place. Under the Budget Act, Congress mandated that there be a prospective payment system ("PPS") put in place by the Health Care Financing Administration ("HCFA") to replace the cost based reimbursement system. Prior to the PPS, Congress mandated that an interim payment system ("IPS") be implemented with imposed new visit and per beneficiary limits to control costs. Under this system, for cost reporting periods beginning on or after October 1, 1997, Medicare reimbursement for home health services is determined as the lesser of
(i) actual costs (ii) a per visit limit of 105 percent of median costs of freestanding home health agencies, or (iii) an agency-specific per-beneficiary cost limit, based on a blend of costs in 1994, adjusted for inflation: 75 percent of 98 percent of the agency-specific costs and 25 percent on 98 percent of the standardized regional average of the costs for the agency's census region. The Budget Act was amended by the Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1999 ("OCESAA") and the Balanced Budget Refinement Act of 1999 ("Refinement Act"). Changes were made by those amendments to the reimbursement methodology for home health services. The OCESAA made changes for the per-visit and per-beneficiary limits for the IPS, effective for cost reporting periods beginning on or after October 1, 1998. Specifically, providers with a 12 month cost reporting period ending during FY 1994, whose per-beneficiary limitations were less than the national median, will get their current per-beneficiary limitation plus 1/3 of the difference between their rate and the adjusted national median per-beneficiary limitation. New providers and providers without a 12 month cost reporting period ending in Federal Fiscal Year ("FFY") 1994 whose first cost-reporting period begins before October 1, 1998 will receive 100 percent of the national median per-beneficiary limitation. New providers whose first cost reporting periods begin during FFY 1999 will receive 75 percent of the national median per-beneficiary limitation. In the case of a new provider or a provider that did not have a 12 month cost reporting period beginning during FFY 1994 that filed an application for HHA provider status before October 15, 1998 or that was approved as a branch of its parent agency before that date and becomes a subunit of the parent agency or a separate freestanding agency on or after that date, the per-beneficiary limitation will be set at 100 percent of the median. The per-visit limitation effective for cost-reporting periods beginning on or after October 1, 1998 is set at 106 percent of the median instead of 105 percent of the median, as mandated by the BBA. The most notable changes made by the Refinement Act was a modification by Congress in a previously enacted 15 percent reduction in reimbursement for home health services. The law now reads that the 15 percent reduction in payments will take effect one year after implementation of the home health agency PPS. The Secretary of Health and Human Services is required to report to the Congress within 6 months after implementation of the PPS analyzing the need for the 15 percent reduction in rates. On October 28, 1999, HCFA issued a proposed rule for the home health agency PPS, and promulgation of a final rule is expected by July 1, 2000, for an effective date of October 1, 2000.

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


         Various other provisions of the Budget Act may have an impact on the Company's business and results of operations. For example, venipuncture will no longer be a covered skilled nursing home care service unless it is performed in connection with other skilled nursing services. Additionally, the Budget Act mandated that payments be frozen for durable medical equipment ("DME"), and payments for certain reimbursable drugs and biologicals will be reduced. In the Refinement Act, though, Congress temporarily lifted reimbursement restrictions for DME in years 2001 and 2002. Beginning with services furnished on or after January 1, 1998, funding of home health services is currently being shifted over a period of nine years from Medicare Part A to Medicare Part B except for a maximum of 100 visits during a spell of illness after a three-day hospitalization initiated within 14 days after discharge or after receiving any covered services in a skilled nursing facility, each of which will continue to be covered under Medicare Part A. Another provision of the Budget Act would reduce Medicare reimbursements to acute care hospitals for non-Medicare patients who are discharged from the hospital after a very short inpatient stay to the care of a home health agency. The impact of these reimbursement changes could have a material adverse effect on the Company's business, financial condition or results of operations. However, this impact cannot be predicted with any level of certainty at this time.

         Among the other changes which the Budget Act is attempting to accomplish are the following: (i) reducing the amounts which the federal government will pay for services provided to Medicare and Medicaid beneficiaries by an estimated $115 billion and $13 billion, respectively over a five-year period. The Refinement Act provided some financial relief from the impacts under the Budget Act. It is estimated that the Refinement Act provided $16.4 billion over 5 years above levels mandated by the Budget Act for Medicare reimbursement;
(ii) reducing payments to hospitals for inpatient and outpatient services provided to Medicare beneficiaries by an estimated $44 billion over a five-year period; (iii) establishing the Medicare+Choice Program, which expands the availability of managed care alternatives to Medicare beneficiaries, including Medical Savings Accounts; (iv) converting the Medicare reimbursement of outpatient hospital services from a reasonable cost basis to a PPS; (v) adjusting the manner in which Medicare calculates the amount of copayments which are deducted from the Medicare payment to hospitals for outpatient services;
(vi) freezing the Medicare hospital PPS and PPS-exempt hospital and distinct part unit update for Fiscal year 1998, and limiting the level of annual updates for subsequent years; (vii) reducing various other Medicare payments to providers; (viii) repealing the federal Boren Amendment, which imposed certain requirements on the level of reimbursement paid to hospitals for services rendered to Medicaid beneficiaries; (ix) permitting states to mandate managed care for Medicaid beneficiaries without the need for federal waivers in instances of voluntary enrollment; (x) provision is made for mandatory exclusions of not less than 5 years for an individual or entity convicted of a criminal offense related to the delivery of an item or service under the Medicare or State health care program, or the neglect or abuse of a patient, whether or not reimbursed under Medicare, Medicaid or any Federal health care program. Additionally, the Secretary of HHS will be able to deny entry into Medicare or Medicaid or deny renewal to any provider or supplier convicted of any felony that the Secretary deems to be "inconsistent with the best interests" of the program's beneficiaries; and (xi) creating a new civil monetary penalty for violations of the Federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the Social Securities Act ("Anti-Kickback Law") for cases in which a person contracts with an excluded provider for the provision of health care items or services where the person knows or should know that the provider has been excluded from participation in a federal health care program. Violations will result in damages three times the remuneration involved, as well as a penalty of $50,000 per violation. There can be no assurance that the Company will not be subject to the imposition of a fine or other penalty from time to time.


 RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The statements of operations include the operations of acquisitions made during the nine months ended March 31, 1999 from their respective acquisition dates.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

 REVENUE

Medical services revenues for the three months ended March 31, 2000 decreased 40.2% to approximately $29,890,000 from approximately $49,984,000 for the three months ended March 31, 1999. As part of the Company's Business Rationalization Program, the Company significantly reduced the number of physician practices in its IPA subsidiary and is no longer at risk for the commercial members of its IPA physicians. During the three months ended March 31, 1999, the Company provided managed care services for approximately 94,000 IPA member months (members per month multiplied by the months for which services were available), which resulted in approximately $23,600,000 in revenue. During the three months ended March 31, 2000, the number of IPA member months decreased to approximately 13,000, which resulted in approximately $6,518,000 in revenue. Commercial member months contributed approximately $4,500,000 of revenue during the three months ended March 31, 1999. IPA Medicare member months have decreased 68% from approximately 35,800 member months during the three months ended March 31, 1999 to approximately 11,500 member months during the three months ended March 31, 2000. IPA Medicare member months contributed approximately $6,060,000 and $18,010,000 during the three months ended March 31, 2000 and 1999, respectively.

         During Fiscal 1999 the Company disposed of certain underperforming assets and subsidiaries (the "Rationalized Entities"). See "Business--General." During the three months ended March 31, 1999, medical services revenue from the Rationalized Entities was approximately $4,742,000.


         As a result of the rationalization of the non-managed care entities, the revenue generated by its managed care entities under the Company's contracts with HMO's increased to 94.8% of medical services revenues for the three months ended March 31, 2000 compared to 88.7% of medical services revenues for the three months ended March 31, 1999. Revenue generated by the Humana contract was 59.3% and 31.9% of medical services revenue for the three months ended March 31, 2000 and 1999, respectively. Revenue generated by Foundation contracts was 35.6% and 56.8% of medical services revenue for the three months ended March 31, 2000 and 1999, respectively.

         Revenue received under fee for service arrangements which require the Company to assume the financial risks relating to payor mix and reimbursement rates accounted for approximately 9.4% of medical services revenue for the three months ended March 31, 1999. The contribution from fee for service revenue for the three months ended March 31, 2000 was insignificant, primarily as a result of the Business Rationalization Program and the divestiture of the Diagnostic Imaging and Physician Practice subsidiaries.

         The Company's home health agencies' revenue was 1.8% of medical services revenue for the three months ended March 31, 1999 and 5.1% of medical services revenue for the three months ended March 31, 2000 and consisted primarily of Medicare reimbursement.

EXPENSES

         Medical services expenses for the three month period ended March 31, 2000 were approximately $24,565,000 or 82.2% of medical services revenue, compared to approximately $46,422,000 or 92.9% of medical services revenue for the three month period ended March 31, 1999. The decrease is primarily due to the Company's Rationalization Program. Medical services expenses of the Company's IPA decreased from approximately $24,419,000 to approximately $6,560,000 as a result of the decrease in IPA members for which the Company is at risk. During the three months ended March 31, 1999, medical services expenses for the Rationalized Entities were approximately $3,553,000.

         Medical claims represent the costs of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by the Company's capitated risk contracts with HMOs. Claims expense was approximately $19,864,000 and $36,358,000 for the three months ended March 31, 2000 and 1999, respectively, or 66.5% and 72.7% of medical services revenues. The decrease in claims expense as a percentage of medical services revenue is due to lower average claims costs per member for both the Company's staff model centers and the Company's IPA and premium increases passed through to the Company.

         Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to the Company's contracted IPA physicians, and other costs necessary to operate the Company's facilities. Other direct costs were approximately $4,701,000 and $10,064,000 for the three months ended March 31, 2000 and 1999, respectively, or 15.8% and 20.1% of medical services revenues.

         Payroll and employee benefits for administrative personnel was approximately $1,395,000 for the three months ended March 31, 2000, or 4.7% of revenues, compared to approximately $3,523,000 or 7.0% of revenue for the three months ended March 31, 1999. The decrease in these costs as a percent of revenues is primarily due to the rationalization of employees. Payroll and employee benefits for the Rationalized Entities was approximately $1,065,000 for the three months ended March 31, 1999.

         General and administrative expenses for the three months ended March 31, 2000 were approximately $1,373,000 or 4.6% of revenues compared to approximately $3,012,000 or 6.0% of revenues for the three months ended March 31, 1999. The decrease in general and administrative expense as a percent of revenues resulted from a reduction of overhead costs as part of the Company's Business Rationalization Program. During the three months ended March 31, 1999 general and administrative expenses from the Rationalized Entities was approximately $1,192,000.

         Amortization expense of intangible assets was approximately $662,000 for the three months ended March 31, 2000, as compared to approximately $1,231,000 for the three months ended March 31, 1999. Amortization expense for the Rationalized Entities was approximately $185,000 for the three months ended March 31, 1999. Additionally, during fiscal year ended June 30, 1999, the Company determined that approximately $11,700,000 of other intangible assets were impaired and, accordingly, wrote off the impaired assets. Amortization expense related to these impaired assets which was included in the three months ended March 31, 1999 totaled approximately $293,000.

         Bad debt expense for the three months ended March 31, 1999, was related to certain of the Rationalized Entities which generated revenues primarily through fee-for-service billings to third party payors and individual patients. The absence of bad debt expense for the three months ended March 31, 2000 is directly attributable to the increase in the percentage of revenue received under the Company's HMO contracts, for which bad debt expense is nominal.

         During the three months ended March 31, 1999, the Company recorded a loss on disposal of subsidiaries of $11,004,000 associated with the Company's Business Rationalization Program. No such charge was recorded during the three months ended March 31, 2000.

INCOME (LOSS) FROM OPERATIONS

         Income from operations for the three months ended March 31, 2000 was approximately $1,590,000 or 5.3% of total revenues, compared to an operating loss of approximately $17,118,000 or 34.2% of total revenues for the three months ended March 31, 1999. The operating loss of the Rationalized Entities for the three months ended March 31, 1999 was approximately $13,659,000.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT


         On February 15, 2000, the Company recorded an extraordinary gain on extinguishment of debt of approximately $9,472,000 as a result of the restructuring of the convertible subordinated debentures, net of restructuring costs. The gain resulted primarily from the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of the Company's stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. The Company has not provided for income taxes on the gain because it believes it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the restructuring transaction.


NET INCOME/LOSS

         Net income for the three months ended March 31, 2000 was approximately $10,467,000 compared to a net loss of approximately $18,232,000 for the three months ended March 31, 1999.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE NINE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1999

REVENUE


Medical services revenues for the nine months ended March 31, 2000 decreased 42.2% to approximately $87,363,000 from approximately $151,178,000 for the nine months ended March 31, 1999. As part of the Company's Business Rationalization Program, the Company significantly reduced the number of physician practices in its IPA subsidiary and is no longer at risk for the commercial members of its IPA physicians. IPA commercial member months contributed approximately $14,030,000 of revenue during the nine months ended March 31, 1999. IPA Medicare member months have decreased approximately 62% from approximately 101,000 member months during the nine months ended March 31, 1999 to 38,000 member months during the nine months ended March 31, 2000. IPA Medicare member months contributed approximately $20,376,000 and $50,231,000 during the nine months ended March 31, 2000 and 1999, respectively.


         During Fiscal 1999 the Company disposed of certain underperforming assets and subsidiaries (the "Rationalized Entities"). See "Business--General." During the nine months ended March 31, 1999, medical services revenue from the Rationalized Entities was approximately $21,383,000.


         As a result of the rationalization of the non-managed care entities, the revenue generated by its managed care entities under the Company's contracts with HMO's amounted to 94% and 83% of medical services revenues for the nine months ended March 31, 2000 and 1999, respectively. Revenue generated by the

Humana contract was 55% and 30% of medical services revenue for the nine months ended March 31, 2000 and 1999, respectively. Revenue generated by the Foundation contract was 39% and 53% of medical services revenue for the nine months ended March 31, 2000 and 1999, respectively.


         Revenue received under fee for service arrangements which require the Company to assume the financial risks relating to payor mix and reimbursement rates accounted for approximately 14% of medical services revenue for the nine months ended March 31, 1999, including approximately 3% derived from the Company's home health agencies. For the nine months ended March 31, 2000, approximately 4.5% of medical service revenues was derived from the home health agencies. The contribution from other sources of fee for service revenue for the nine months ended March 31, 2000 was insignificant, primarily as a result of the Business Rationalization Program and the divestiture of the Diagnostic Imaging and Physician Practice subsidiaries.

         Medicare and Medicaid, as a percentage of the Company's medical service revenue, decreased from 6.8% to 4.5% of medical services revenue for the nine months ended March 31, 1999 to March 31, 2000, respectively. This decrease was attributable to a substantial increase in managed care revenues and the respective sale and closing of the outpatient rehabilitation and physician practice subsidiaries.

         Management fee revenue of $450,000 for the nine months ended March 31, 2000 relates primarily to fees received in July, 1999 through September, 1999 from Foundation. Management fee revenue of approximately $517,000 for the nine months ended March 31, 1999 relates to services provided by the Outpatient Rehabilitation and Physician Practice subsidiaries which were respectively sold and closed during Fiscal 1999.

EXPENSES

         Medical services expenses for the nine month period ended March 31, 2000 were approximately $73,017,000 or 83.6% of medical services revenue, compared to approximately $134,594,000 or 89.0% of medical services revenue for the nine month period ended March 31, 1999. The decrease is primarily due to the Company's Rationalization Program. During the nine months ended March 31, 1999, medical services expenses for the Rationalized Entities were approximately $14,394,000. Medical services expenses of the Company's IPA decreased from approximately $67,873,000 to approximately $19,829,000 as a result of the decrease in IPA members for which the Company is at risk. In addition, effective December 31, 1999, the Company amended its IPA contract with Foundation which reduced the Company's prior medical claims and long-term debt liabilities to Foundation for prior medical claims by approximately $3,054,000, resulting in a corresponding decrease in medical services expense (See Note 4 of the Company's Condensed Consolidated Financial Statements).


         Medical claims represent the costs of medical services provided by providers other than the Company but which are to be paid by the Company for individuals covered by the Company's capitated risk contracts with HMOs. Claims expense was approximately $62,360,000 and $101,393,000 for the nine months ended March 31, 2000 and 1999, respectively, or 71.4% and 67.1% of medical services revenues. The Company began experiencing an increase in its claims loss ratio in the second quarter of fiscal 1999 which continued through the first quarter of fiscal 2000. The Company has taken steps to reduce the ratio, including the reduction in the number of IPA members for which the Company is at risk. While claims costs as a percentage of medical services revenues had decreased for both the staff model centers and the IPA to approximately 66% of medical services revenues in the third quarter of fiscal 2000, there can be no assurance that the Company's measures will be effective and that the claims loss ratio will not increase in the future.


         Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to the Company's contracted IPA physicians and other costs necessary to operate the Company's facilities. Other direct costs were approximately $13,711,000 and $33,201,000 for the nine months ended March 31, 2000 and 1998, respectively, or 15.7% and 22.0% of medical services revenues.


         Payroll and employee benefits for administrative personnel was approximately $4,674,000 for the nine months ended March 31, 2000, or 5.4% of revenues, compared to approximately $11,215,000 or 7.4% of revenue for the nine months ended March 31, 1999. The decrease in these costs as a percent of revenues is primarily due to the rationalization of employees. Payroll and employee benefits for the Rationalized Entities was approximately $4,219,000 for the nine months ended March 31, 1999.


         General and administrative expenses for the nine months ended March 31, 2000 were approximately $4,398,000 or 5.0% of revenues compared to approximately $9,146,000 or 6.0% of revenues for the nine months ended March 31, 1999. The decrease in general and administrative expense as a percent of revenues resulted from a reduction of overhead costs as part of the Company's Business Rationalization Program. During the nine months ended March 31, 1999 general and administrative expenses from the Rationalized Entities was approximately $4,418,000.

         Amortization expense of intangible assets was approximately $1,986,000 for the nine months ended March 31, 2000, as compared to approximately $3,420,000 for the nine months ended March 31, 1999. Amortization expense for the Rationalized Entities was approximately $674,000 for the nine months ended March 31, 1999. Additionally, during fiscal year ended June 30, 1999, the Company determined that approximately $11,700,000 of other intangible assets were impaired and, accordingly, wrote off the impaired assets. Amortization expense related to these impaired assets which was included in the nine months ended March 31, 1999 totaled approximately $951,000.

         Bad debt expense for the nine months ended March 31, 1999, was related to certain of the Rationalized Entities which generated revenues primarily through fee-for-service billings to third party payors and individual patients. The absence of bad debt expense for the nine months ended March 31, 2000 is directly attributable to the increase in the percentage of revenue received under the Company's HMO contracts, for which bad debt expense is nominal.

         During the nine months ended March 31, 1999, the Company recorded a loss on disposal of subsidiaries of $15,156,000 associated with the Company's Business Rationalization Program. No such charge was recorded during the nine months ended March 31, 2000.

INCOME (LOSS) FROM OPERATIONS

         Income from operations for the nine months ended March 31, 2000 was approximately $2,732,000 or 3.1% of total revenues, compared to an operating loss of approximately $27,803,000 or 18.3% of total revenues for the nine months ended March 31, 1999. The operating loss of the Rationalized Entities for the nine months ended March 31, 1999 was approximately $21,528,000.

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


         On February 15, 2000, the Company recorded an extraordinary gain on extinguishment of debt of approximately $9,472,000 as a result of the restructuring of the convertible subordinated debentures, net of restructuring costs. The gain resulted primarily from the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of the Company's stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. The Company has not provided for income taxes on the gain because it believes it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the restructuring transaction.


NET INCOME/LOSS

         Net income for the nine months ended March 31, 2000 was approximately $13,528,000 compared to a net loss of approximately $31,141,000 for the nine months ended March 31, 1999.

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


         On February 15, 2000, the Company completed a restructuring of the Notes through the execution of a Consent Letter and Agreement to the First Supplemental Indenture (the "Restructuring"). The Restructuring resulted in a gain of approximately $9,472,000 as a result of the conversion of $31,000,000 of Notes into common stock, the forgiveness of $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. The remaining outstanding principal balance of the Notes of $10,000,000 were reinstated as a performing non-defaulted loan.


         In August 1998, the Company entered into a credit facility with First Union Bank (the "Credit Facility"). The Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation Subsidiary to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. At June 30, 1999 the outstanding balance of the Credit Facility was approximately $1,000,000 and was included in Current Portion of Long-Term Debt in the accompanying condensed consolidated financial statements. The Company obtained a waiver which extended the due date of the remaining balance to February 1, 2000 and repaid the outstanding balance on January 31, 2000.

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


         In conjunction with the Restructuring, the Company entered into a credit facility (the "New Credit Facility"). The New Credit Facility provides a revolving loan of $3,000,000. The New Credit Facility is due March 31, 2001 with annual renewable options, with interest payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 6.1% at March 31, 2000. At March 31, 2000, the Company had not borrowed any amounts available under the New Credit Facility. (See Note 4 of the Company's Consolidated Financial Statements.)


         The Company's income before extraordinary gain on extinguishment of debt was approximately $280,000 for the nine months ended March 31, 2000. Net cash provided by operating activities for the nine months ended March 31, 2000 was approximately $1,970,000 due primarily to the income before extraordinary gain, non-cash amortization and depreciation expenses of approximately $3,327,000, a decrease in accounts receivable of approximately $600,000, and offset by a decrease of medical claims payable of approximately $3,395,000.

         Net cash used in investing activities for the nine months ended March 31, 2000 was approximately $135,000, primarily for the purchase of computer equipment in conjunction with the Company's Year 2000 computer plan. Net cash used in financing activities for the nine months ended March 31, 2000 was approximately $1,905,000, comprised primarily of $210,000 paid to redeem $4,000,000 of the Company's convertible subordinated notes payable, and approximately $1,406,000 of repayments on the Company's' Credit Facility and other notes payable.

         The Company's working capital deficit was approximately $8,892,000 at March 31, 2000.


         The Company has no current knowledge of any intermediary audit adjustment trends with respect to previously filed cost reports. However, as is standard in the industry, the Company remains at risk for disallowances and other adjustments to previously filed cost reports until final settlement. The Company's average settlement period with respect to its cost reports has historically ranged from two to three years.


         The Company continues to take steps to improve its cash flow and profitability. The Company believes that it will be able to fund all of its capital commitments and operating cash requirements from a combination of cash on hand, expected cash flow improvements, and the new credit facility. The Company anticipates its capital expenditures for fiscal 2000 will not exceed $350,000, a reduction of $400,000 (or 53%) over the prior year. However, there can be no assurances that any steps taken will improve the Company's cash flow and profitability sufficiently to fund its operations and satisfy its obligations as they become due.

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

         Additionally, the Company has fallen below the continued listing requirement of the American Stock Exchange with respect to the requirements that the Company not sustain losses from continuing operations and/or net losses in two of its three most recent fiscal years. There can be no assurance that the listing of the Company's common stock will be continued.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 10, 1997, the Company, through Continucare Physician Practice Management, Inc., ("CPPM") a wholly-owned subsidiary, acquired all of the outstanding stock of certain arthritis rehabilitation centers and affiliated physician practices. The acquisitions included the purchase of AARDS, INC., a Florida corporation formerly known as Norman B. Gaylis, M.D., Inc., Rosenbaum, Weitz & Ritter, Inc., a Florida corporation, and of Arthritis & Rheumatic Disease Specialties, Inc., a Florida corporation, from Sheridan Healthcare, Inc. (collectively "AARDS").

In connection with the purchase of AARDS, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by Jay Ziskind, Ken Arvin and Dr. Norman Gaylis. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In September 1998, the Company paid approximately $2,000,000 to ZAG in connection with an agreement and plan of merger executed between the Company and ZAG that effectively canceled the put/call agreement. Cash of $115,000 was paid and the remaining $1,885,000 was paid by issuing 575,000 unregistered shares of the Company's common stock with a fair market value of approximately $1,600,000 on the date of issuance. However, because the common stock issued did not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the agreement and plan of merger provided that the Company would pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. Additional consideration of approximately $1,600,000 in cash or approximately 1,600,000 shares of the Company's common stock (based on the March 31, 2000 market price) would have to be issued. At this time, no additional payment has been made to ZAG.

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

On September 19, 1997, the Company acquired the stock of Maxicare, Inc. ("Maxicare"), a Florida based home health agency for $4,200,000 including approximately $900,000 of liabilities assumed. In addition, $300,000 of additional purchase price is contingent upon maintaining various performance criteria and, if earned, would be due in equal installments in September 1998 and 1999. No amounts have been paid to the former owner of Maxicare, Inc. pursuant to the contingent purchase price from the acquisition.

The case of JAMES N. HOUGH, PLAINTIFF, v. INTEGRATED HEALTH SERVICES, INC., A DELAWARE CORPORATION, AND REHAB MANAGEMENT SYSTEMS, INC., A FLORIDA CORPORATION ("RMS"), AND CONTINUCARE REHABILITATION SERVICES, INC., A FLORIDA CORPORATION was removed from the active docket on March 14, 2000 and has remained dormant since that time.

     The Company is a party to the case of MANAGED HEALTHCARE SYSTEMS ("MHS") v. CONTINUCARE CORPORATION & CONTINUCARE HOME HEALTH SERVICES, INC ("CHHS"). This case was filed in the Commonwealth of Massachusetts in August, 1998. The complaint alleges breach of contract for alleged verbal representations by CHHS in negotiations to acquire MHS and seeks damages in excess of $2,750,000 and treble damages. The Company believes the action has little merit and intends to vigorously defend the claim.

The case of AVENTURA COMPREHENSIVE REHABILITATION CENTER, INC. AND ANTHONY J. DORTO, M.D. v. CONTINUCARE-AVENTURA, INC. AND CONTINUCARE OUTPATIENT MANAGEMENT, INC. was settled in March, 2000 with no admission of liability. The parties exchanged general releases.

         The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $2,500,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiffs' failure to return certain computer equipment, as well as a breach of the non-compete covenant. The case is set for trial in May, 2000. On February 18, 2000, the Company filed a Motion for Summary Judgment as to two of the Plaintiffs. The motion is scheduled to be heard in May, prior to the trial period. The Company believes the action has little merit and intends to vigorously defend the claim.

         The Company is a party to the case of GE MEDICAL SYSTEMS, AN UNINCORPORATED DIVISION OF GENERAL ELECTRIC COMPANY v. CONTINUCARE OUTPATIENT SERVICES, INC. N/K/A OUTPATIENT RADIOLOGY SERVICES, INC AND CONTINUCARE CORPORATION. This case was filed in April, 2000 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The complaint alleges a breach of guaranty agreement and seeks damages of approximately $676,000.

         Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. v. KENNETH BLAZE, D.O. KENNETH BLAZE, D.O., P.A.; SHERIDEN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000.

                  The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of its business, substantially all of which involve vendor-lease claims and/or claims related to the alleged malpractice of employed and contracted medical professionals.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         On February 11, 2000, the Company was obligated to issue 3,000,000 unregistered shares of the Company's common stock to the guarantor of our New Credit Facility in consideration for such guaranty. Such shares were issued on February 15, 2000. On February 15, 2000, the Company issued 15,500,000 unregistered shares of the Company's common stock as a result of the conversion of an aggregate principal amount of $31,000,000 million of the Company's 8% convertible subordinated notes. All such shares were issued pursuant to an exemption set forth under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on February 14, 2000, the shareholders of the Company voted to elect Charles M. Fernandez, Dr. Phillip Frost and Spencer J. Angel as Directors of the Company. The number of votes cast for, against or withheld, with respect to each of the nominees, were as follows:

                    NOMINEE                               FOR                  AGAINST              VOTE WITHHELD
                    -------                               ---                  -------              -------------
Charles M. Fernandez.......................              11,351,832                410,085                --
Dr. Phillip Frost..........................              11,478,187                283,760                --
Spencer J. Angel...........................              11,477,832                284,085                --


         In addition, the shareholders of the Company voted to approve the restructuring of the Company's 8% convertible subordinated notes due 2002 (the "Restructuring"). The shareholders cast 7,724,349 votes in favor of the Restructuring, 15,550 votes against the Restructuring and shareholders abstained with respect to 1,800 votes.


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  4.1      Merrill Lynch WCMA Loan and Security Agreement

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONTINUCARE CORPORATION


Dated: May 12, 2000                 By:  /s/  SPENCER J. ANGEL
                                       ---------------------------------------
                                        Spencer J. Angel
                                        Chief Executive Officer and President


                                    By:  /s/  JANET L. HOLT
                                       ---------------------------------------
                                        Janet L. Holt
                                        Chief Financial Officer