Form 10-K405
period 2000-06-30
CONTINUCARE CORP
filed 2000-09-28
CIK 803352

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal year ended: June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________  to _______________

                        Commission file number: 001-12115

                             CONTINUCARE CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             FLORIDA                                     59-2716023
 -------------------------------                      ----------------
 (State or other jurisdiction of                      (I.R.S. Employer
  Incorporation or organization)                     Identification No.)

            80 SW 8th STREET
               SUITE 2350
             MIAMI, FLORIDA                                    33130
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (305) 350-7515 Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
   COMMON STOCK,                            AMERICAN STOCK EXCHANGE
  $.0001 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 20, 2000 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $7,045,833.

         Number of shares outstanding of each of the registrant's classes of Common Stock at September 20, 2000: 33,240,090 shares of Common Stock, $.0001 par value per share.

================================================================================

                                     GENERAL

         Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to "we," "us," "Continucare" or the "Company" refers to Continucare Corporation and our consolidated subsidiaries. We disclaim any intent or obligation to update "forward looking statements." All references to a Fiscal year are to our fiscal year which ends June 30. As used herein, Fiscal 2001 refers to fiscal year ending June 30, 2001, Fiscal 2000 refers to fiscal year ending June 30, 2000, Fiscal 1999 refers to fiscal year ending June 30, 1999 and Fiscal 1998 refers to Fiscal year ending June 30, 1998.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), we are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of us and contained herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.
Such uncertainties include, among others, the following factors:

OPERATING HISTORY

         Our financial position has changed significantly since June 30, 1999. In Fiscal 2000, we instituted a series of measures intended to reduce losses and to operate our remaining business units profitably. Such measures have had a positive impact on profitability and cash flow beginning in the second half of Fiscal 2000. Furthermore, as discussed below, in Fiscal 2000, we completed a restructuring of our convertible subordinated notes due 2002 (the "Notes"). There can be no assurance that the measures taken will allow us to maintain operating profitability with positive cash flows.

         Our working capital deficit was approximately $4,409,000 at June 30, 2000. We continue to take steps to improve our cash flow and profitability. We believe that we will be able to fund all of our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements and our new credit facility. However, there can be no assurances that our cash flows and profitability will be sufficient to fund our operations and satisfy our obligations as they become due. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS OF FINANCIAL LEVERAGE

         Our indebtedness has changed substantially since June 30, 1999. On February 14, 2000, our shareholders approved a restructuring (the "Restructuring") of our Notes. The Restructuring resulted in the conversion of $31,000,000 of Notes into common stock, the forgiveness of approximately $4,237,000 of accrued interest and modification of other terms of the Notes. Our remaining indebtedness of $10,000,000 in Notes remains significant in relation to our total capitalization. Our total indebtedness accounts for approximately 86% of our total capitalization as of June 30, 2000. While we believe that we will be able to service our debt, there can be no assurance to that effect. The degree to which we are leveraged could affect our ability to service our indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of certain business opportunities or obtain additional financing. Unexpected declines in our future business, or the inability to obtain additional financing on terms acceptable to us, if required, could impair our ability to meet our debt service obligations or fund acquisitions and therefore, could have material adverse effect on our business and future prospects.

RISKS ASSOCIATED WITH CAPITATED ARRANGEMENTS INCLUDING RISK OF OVER-UTILIZATION BY MANAGED CARE PATIENTS, RISK OF REDUCTION OF CAPITATED RATES AND REGULATED RISKS

         Our provider entities have entered into several managed care agreements including certain capitated arrangements with managed care organizations. Under capitated contracts, the health care provider typically accepts a pre-determined amount for professional services per patient per month from the managed care payor in exchange for our assumption of responsibility for the provision of medical services for each covered individual. The capitated contracts pass much of the financial risk of providing care, such as over-utilization of healthcare services, from the payor to the provider. Under the capitated contracts, we incur costs based on the frequency and extent of medical services provided and receive a fixed fee for agreeing to assume responsibility for the provision of such services. To the extent that the patients covered by such managed care contracts require more frequent or extensive care than is anticipated, our operating margins may be reduced and, in certain cases, the revenue derived from such contracts may be insufficient to cover the costs of the services provided. In either event, our business prospects, financial condition and results of operations may be materially adversely affected. Our future success will depend in part upon our ability to negotiate contracts with managed care payors on terms favorable to us and upon our effective management of health care costs through various methods, including competitive pricing and utilization management. The proliferation of capitated contracts in markets served by us could result in decreased operating margins. There can be no assurance that we will be able to negotiate satisfactory arrangements on a capitated basis or that such arrangements will be profitable to us in the future. In addition, in certain jurisdictions, capitated agreements in which the provider bears the risk are regulated under state insurance laws. The degree to which these capitated arrangements are regulated by insurance laws varies on a state by state basis, and as a result, we may be limited in certain states, such as Florida, in which we may seek to enter into or arrange capitated agreements for our affiliated physicians when those capitated contracts involve the assumption of risk. There can be no guarantee that the state of Florida will continue to maintain the position that we are not regulated as an insurer. See "Dependence on Contracts with Managed Care Organizations."

DEPENDENCE ON CONTRACTS WITH MANAGED CARE ORGANIZATIONS

         Our ability to expand is dependent in part on increasing the number of managed care patients served by our staff model clinics, primarily through negotiating additional and renewing existing contracts with managed care organizations. Our capitated managed care agreement with Foundation Health Corporation Affiliates ("Foundation") is a ten-year agreement with the initial term expiring on June 30, 2008, unless terminated earlier for cause. In the event of termination of the Foundation agreement, we must continue to provide services to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. Our capitated managed care agreement with Humana Medical Plans, Inc. ("Humana") is a ten-year agreement expiring July 31, 2008, unless terminated earlier for cause. The agreement automatically renews for subsequent one-year terms unless either party provides 180-days written notice of such party's intent not to renew. In addition, the Humana agreement may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreement for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure, if possible. In the event of termination of the Humana agreement, we must continue to provide or arrange for services to any member hospitalized on the date of termination until the date of discharge or until we have made arrangements for substitute care. In some cases, Humana may provide 30 days notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. We maintain other managed care relationships subject to various negotiated terms. There can be no assurance that we will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to us and affiliated physicians. The loss of any of these contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on our business, financial condition and results of operations. See "Reliance on Key Customers; Related Party Issues", "Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Patients, Risk of Reduction of Capitated Rates and Regulatory Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Managed Care."

FEE FOR SERVICE ARRANGEMENTS

         Certain of our managed care physicians also render services under a fee-for-service arrangement on a limited basis, as opposed to capitation, and typically bill various payors, such as governmental programs (e.g. Medicare and Medicaid), private insurance plans and managed care plans, for these health care services provided to their patients. There can be no assurance that payments under governmental programs or from other payors will remain at present levels. In addition, payors can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such payors or was experimental or for other reasons. Also, fee-for-service arrangements involve credit risks related to the uncollectibility of accounts receivable.

RISKS RELATED TO INTANGIBLE ASSETS

         As of June 30, 2000, intangible assets totaled approximately 83% of our total assets. Using an amortization period ranging from 3 to 20 years, amortization expense on our intangible assets will be approximately $2,429,000 per year. In the event we engage in future acquisitions that result in the recognition of additional intangible assets, our amortization expense would increase. In certain circumstances, amortization generated by these intangible assets may not be deductible for tax purposes.

         At the time of or following each acquisition, we evaluate each acquisition and establish an appropriate amortization period based on the specific underlying facts and circumstances of each such acquisition. Subsequent to such initial evaluation, we periodically reevaluate such facts and circumstances to determine if the related intangible asset continues to be realizable and if the amortization period continues to be appropriate. As the underlying facts and circumstances subsequent to the date of acquisition can change, there can be no assurance that we will realize the value of such intangible assets. At June 30, 2000, we did not consider any of the unamortized balance of intangible assets to be impaired. Any future determination, based on reevaluation of the underlying facts and circumstances, that a significant impairment has occurred would require the write-off of the impaired portion of un-amortized intangible assets, which could have a material adverse effect on our business and results of operations.

RELIANCE ON KEY CUSTOMERS; RELATED PARTY ISSUES

         In Fiscal 2000, we generated approximately 39% of our revenue from Foundation Health Corporation and approximately 57% of our revenues from Humana Medical Plan, Inc. The loss of any of these contracts or significant reductions in reimbursement rates could have a material adverse effect on us. See "Dependence on Contracts with Managed Care Organizations".

         Medicare regulations limit cost-based reimbursement for healthcare charges paid to related parties. A party is considered "related" to a provider if it is deemed to be under common ownership and/or control with the provider. One test for determining common control for this purpose is whether the percentage of the total revenues of the party received from services rendered to the provider is so high that it effectively constitutes control. Another test is whether the scope of management services furnished under contract is so broad that it constitutes control. Although we do not believe any of our contracts are deemed to be with a related party, it is possible that such regulations or the interpretation thereof could limit the number of management contracts and/or the fees attributable to such contracts if a particular client of ours is deemed "related."

REIMBURSEMENT CONSIDERATIONS

         We receive reimbursement from the Medicare and Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we derived less than 5% of our net patient service revenue directly from Medicare and Medicaid in Fiscal 2000, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Therefore, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on our business.

         Significant changes have been and may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, legislation has been or may be introduced in the Congress of the United States which, if enacted, could adversely affect operations by, for example, decreasing reimbursement by third-party payors such as Medicare or limiting our ability to maintain or increase the level of services provided to patients.

         Title XVIII of the Social Security Act authorizes Medicare Part A, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long-term disabled) and Medicare Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the Secretary of Health and Human Services ("HHS"). Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to the services of the Company's Home Health Agencies ("HHAs") and previously owned or operated Medicare certified outpatient rehabilitation facilities ("ORFs") and Comprehensive Outpatient Rehabilitation Facilities ("CORFs"), in the past Medicare has reimbursed the "reasonable costs" for services up to program limits. Medicare-reimbursed costs are subject to audit, which may result in a decrease in payments we have previously received. Historically, Medicare Part B reimburses the operating cost component of most hospital outpatient services on a reasonable cost basis, subject to a 5.8% reduction which the Balanced Budget Act of 1997 (the "BBA"), extended through federal Fiscal year 2000. However, Medicare regulations became effective on August 1, 2000, pursuant to which hospital outpatient services are reimbursed on the basis of a prospective payment system ("PPS"). Such a PPS system is scheduled to be implemented shortly after the year 2000. It is also impossible to predict the effect a PPS system for these hospital outpatient services will have on us. There can be no assurance that the established fees will not change in a manner that could adversely affect our revenues. See "--The Balanced Budget Act of 1997."

         Pursuant to the Medicaid program, the federal government supplements funds provided by the various states for medical assistance to the medically indigent. Payment for such medical and health services is made to providers in an amount determined in accordance with procedures and standards established by state law under federal guidelines. Significant changes have been and may continue to be made in the Medicaid program which could have an adverse effect on our financial condition, results of operations and cash flows.

         During certain fiscal years, the amounts appropriated by state legislatures for payment of Medicaid claims have not been sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may have an adverse effect on our cash flow, results of operations and financial condition.

         In 1992, the Medicare program began reimbursing physicians and certain non-physician professionals such as physical, occupational and speech therapists, clinical psychologists and clinical social workers, pursuant to a fee schedule derived using a resource-based relative value scale ("RBRVS"). Reimbursement amounts under the physician fee schedule are subject to periodic review and adjustment and may affect our revenues to the extent they are dependent on reimbursement under the fee schedule.

         Payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for nursing and related patient services. In addition, payors and employer groups are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows.

THE BALANCED BUDGET ACT OF 1997

         The Balanced Budget Act of 1997 (the "BBA") enacted in August 1997 contains numerous provisions related to Medicare and Medicaid reimbursement. The general thrust of those provisions is to incentivize providers to deliver services efficiently at lower costs. However, the BBA resulted in deep cuts to provider reimbursements. Congress's response to these unintended consequences was the November 1999 enactment of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA"). The BBRA attempts to provide necessary relief to various facets of the health care delivery system through remedies to both problematic policy and excessive payment reductions.

         The BBA also provides for implementation of a PPS for home nursing. Prior to the BBA, Medicare reimbursed home health agencies through a cost-based reimbursement system that was criticized for providing few incentives to HHAs to maximize efficiency or control volume. To address this problem, the BBA requires the Secretary of HHS to implement a PPS for home health agency services, and reduces the amount of Medicare reimbursement for HHA services. Under such a PPS system, providers are reimbursed a fixed fee per treatment unit, and those having costs greater than the prospective amount will incur losses.

         Prospective rates determined by the HHS would reflect a 15% reduction to the cost limits and per-patient limits in place as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. However, the BBRA delays implementation of the BBA's 15% reduction in payment limits until one year after implementation of the home health PPS. Therefore, total payments to HHAs in 2001 will be the same had PPS not been in effect. In addition, the 15% cut to begin one year after PPS implementation will be based on Fiscal 2001 rates with updates. This remedial legislation is expected to provide a total of $1.3 billion for home health (and hospice) services over five years, and $1.4 billion over ten years.

         Until the PPS takes effect on October 1, 2000, the BBA established an interim payment system ("IPS") that provided for the lowering of reimbursement limits for home health visits. The IPS is Congress's response to concern about the rapid rising costs of Medicare home health reimbursements due to increased volume of services. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies had their cost limits determined as the lesser of (i) the agency's reasonable costs; (ii) payments determined under the per visit limits, with the limits set at 106% of the national median cost per visit by service type; or (iii) aggregate payments on a formula based on per beneficiary limits. Note that the BBRA increases the per beneficiary limit by 2% for HHAs subject to that limit, with less than the national average in Fiscal 2000. The IPS cost limits apply to us for the cost reporting periods beginning after October 1997. The failure to implement a PPS for home nursing services in the next several years could adversely effect our growth strategy and us.

         For cost reporting periods beginning on or after October 1, 1997, the BBA requires a home health agency to submit claims for payment for home health services only on the basis of the geographic location at which the service was furnished. The Health Care Financing Administration ("HCFA") has publicly expressed concern that some home health agencies are billing for services from administrative offices in locations with higher per-visit cost limitations than the cost limitations in effect in the geographic location of the home health agency furnishing the service. Any resultant reduction in our cost limits could have a material adverse effect on our business, financial condition or results of operations. In the regulation issued in July 2000, HCFA estimates that the redistributional effects on HHAs would range from a positive $428 million for freestanding non-profit agencies to a negative $363 million for freestanding for-profit agencies in Fiscal 2001.

         Under the BBA's consolidated billing requirement, the HHA that creates the home health plan of care is responsible for certain enumerated Medicare-covered home health services. However, the BBRA eliminated coverage of durable medical equipment ("DME") as a home health service from consolidated billing. Therefore, the law now requires separate payment for DME items and services provided under the home health benefit. Specifically, under consolidated billing, the HHA must submit all Medicare claims for the following home health services: (i) part-time or intermittent skilled nursing care and home health aide services; (ii) physical therapy, speech-language pathology, occupational therapy, and medical social services; (iii) routine and non-routine medical supplies; (iv) osteoporosis medication; (v) medical services provided by a hospital intern or resident under an approved teaching program where the HHA is an affiliate or under common control with a hospital; and (vi) services at hospitals, skilled nursing facilities ("SNFs"), or rehab centers where equipment is too cumbersome to bring into the home.

         Also under the July 2000 regulation, HHAs will no longer be able to unbundle services to outside suppliers that can submit a separate bill to the Part B carrier. Instead, the HHA will have to provide the home health services (excluding DME) either directly or pursuant to an arrangement with an outside supplier where the HHA bills Medicare directly. Therefore, the outside supplier will have to rely on the HHA for payment, not on Medicare Part B. Through this provision, HCFA seeks to avoid duplicative billings for the same services and enhance the HHA's ability to satisfy its existing responsibility to control the Medicare-covered home health services received by patients. Furthermore, consistent with SNF PPS consolidated billing, the beneficiary will enjoy freedom of choice for the entire home health benefit of enumerated services. However, HCFA clarifies that the law is silent regarding the specific terms of HHA payments to outside suppliers and does not authorize Medicare to impose any such requirements. Given its concern over provision of unnecessary services, we will evaluate ways to address this potential problem.

         Various other provisions of the BBA may have an impact on our business and results of operations. For example, venipuncture will no longer be a covered skilled nursing home care service unless it is performed in connection with other skilled nursing services. Under the BBA, beginning with services furnished on or after January 1, 1998, coverage of home health services is currently being shifted over a period of six years from Medicare Part A to Medicare Part B except for a maximum of 100 visits during a spell of illness after a three-day hospitalization initiated within fourteen days after discharge or after receiving any covered services in a skilled nursing facility, each of which will continue to be covered under Medicare Part A. Another provision of the BBA would reduce Medicare reimbursements to acute care hospitals for non-Medicare patients who are discharged from the hospital after a very short inpatient stay to the care of a home health agency. The impact of these reimbursement changes could have a material adverse effect on our business, financial condition or results of operations. However, this impact cannot be predicted with any level of certainty at this time.

         Overall, the BBA attempted to reduce the amounts that the federal government will pay for services provided to Medicare and Medicaid beneficiaries by an estimated $115 billion and $13 billion, respectively over a five-year period; (ii) reducing payments to hospitals for inpatient and outpatient services provided to Medicare beneficiaries by an estimated $44 billion over a five-year period. However, the BBA seeks to give back $16.4 billion over five years above current spending and will give back an additional $9.6 billion in administrative changes. The BBA also reduced payments to hospitals for inpatient and outpatient services provided to Medicare beneficiaries by an estimated $44 billion over a five-year period but the BBRA will give $7.3 billion back to hospitals. Furthermore, the BBA established the Medicare+Choice Program, which expands the availability of managed care alternatives to Medicare beneficiaries, including Medical Savings Accounts. The BBRA seeks to improve the program's flexibility, including provisions for enrollment and flexibility to tailor benefits. The BBA also converted the Medicare reimbursement of outpatient hospital services from a reasonable cost basis to a PPS and adjusted the method by which Medicare calculates the copayments deducted from the Medicare payment to hospitals for outpatient services. The BBRA adjusts the PPS by creating payment floors during the first three and one half years of the PPS to reduce disruption and creates a budget-neutral three-year pass-through for certain drugs, devices, and biologicals. Although the BBA reduced various other Medicare payments to providers, the BBRA provides targeted updates.

         Among other changes the BBA attempted to accomplish are the following:
(i) repealing the federal Boren Amendment, which imposed certain requirements on the level of reimbursement paid to hospitals for services rendered to Medicaid beneficiaries; (ii) permitting states to mandate managed care for Medicaid beneficiaries without the need for federal waivers; and (iii) instituting permanent, mandatory exclusion from any federal health care program for those convicted of three health care-related crimes, and a mandatory ten-year exclusion for those convicted of two health care-related crimes. In addition, the Secretary of HHS will be able to deny entry into Medicare or Medicaid or deny renewal to any provider or supplier convicted of any felony that the Secretary deems to be "inconsistent with the best interests" of the program's beneficiaries. Moreover, the BBA created a new civil monetary penalty for violations of the Federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the Social Securities Act ("Anti-Kickback Law") for cases in which a person contracts with an excluded provider for the provision of health care items or services where the person knows or should know that the provider has been excluded from participation in a federal health care program. Violations will result in damages three times the remuneration involved, as well as a penalty of $50,000 per violation. There can be no assurance that we will not be subject to the imposition of a fine or other penalty from time to time.

         We expect that there will continue to be numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services.

PROPOSED LEGISLATION

         Congress and the State Legislature may propose legislation altering the financing and delivery of healthcare services provided by us (beyond the changes made by the BBA). It is difficult to predict the ultimate effect that any future legislation will have on us.

ADDITIONAL PAYOR CONSIDERATIONS

         Medicare retrospectively audits all reimbursements paid to participating providers, including those now or previously managed and/or owned by us, cost reports of client hospitals, CORFs, ORFs, and HHAs upon which Medicare reimbursement for services rendered in the programs managed by us are based. Accordingly, at any time, we could be subject to refund obligations to such clients for prior period cost reports that have not been audited and settled as of the date hereof.

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

         Payors, including Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided. As a result, we anticipate that the number of patients served by hospitals on a per diem, episodic or capitated basis will increase in the future. There can be no assurance that if amounts paid or reimbursed to HHAs decline, it will not adversely affect us.

INCREASED SCRUTINY OF HEALTHCARE INDUSTRY

         The healthcare industry has in general been the subject of increased government and public scrutiny in recent years, which has focused on the appropriateness of the care provided, referral and marketing practices and other matters. Increased media and public attention has recently been focused on the outpatient services industry in particular as a result of allegations of fraudulent practices related to the nature and duration of patient treatments, illegal remuneration and certain marketing, admission and billing practices by certain healthcare providers. The alleged practices have been the subject of federal and state investigations, as well as other legal proceedings. Healthcare is a target for investigations because yearly Medicare payments to these types of services have increased substantially during the past several years. We are unable to predict the effect of a post-payment review on any Continucare provider or publicity in general about the healthcare services industry might have on us. There can be no assurance that we will not be subject to federal and state review or investigation from time to time.

         Federal and state governments have recently focused significant attention on healthcare reform intended to control healthcare costs and to improve access to medical services for uninsured individuals. These proposals include cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. See "--Reimbursement Considerations." It is uncertain at this time what legislation regarding healthcare reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows.

GOVERNMENT REGULATION

         The federal government and many states including the state in which we currently operate regulate, certain aspects of the healthcare services provided by programs managed by us and other healthcare services provided by us. In particular, the development and operation of healthcare facilities are subject to federal, state and local licensure and certification laws. Healthcare facilities are subject to periodic inspection by governmental and other authorities to assure compliance with the standards established for continued licensure under state law and certification under the Medicare and Medicaid programs. Failure to obtain or renew any required regulatory approvals or licenses could prevent such facility from offering outpatient services or receiving Medicare, Medicaid or other third party payments.

         We are also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage overutilization, underutilization or the referral of patients or payor funded business, or the recommendation of a particular provider for medical products and services.

         FEDERAL "FRAUD AND ABUSE" LAWS AND REGULATIONS. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under the Medicare or Medicaid programs. In addition to criminal penalties, including fines of up to $25,000 and five (5) years imprisonment, violations of the Anti-Kickback Law can lead to civil monetary penalties (which, pursuant to the BBA, can amount to as much as $50,000 for each violation, plus up to treble damages, based on the remuneration illegally offered, paid, received or solicited) and exclusion from Medicare, Medicaid and certain other state and federal health care programs. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. HHS has published regulations which describe certain "safe harbor" arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, health care providers having these arrangements or relationships may be required to alter them in order to ensure compliance with the Anti-Kickback Law.

         We believe that our contracts with providers, physicians and other referral sources are in material compliance with the Anti-Kickback Law and will make every effort to comply with the Anti-Kickback Law. However, in light of the narrowness of the safe harbor regulations and the scarcity of case law interpreting the Anti-Kickback Law, there can be no assurances that we will not be alleged to have violated the Anti-Kickback Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our financial condition, results of operations or cash flows.

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

         The federal government, private insurers and various state enforcement agencies have increased their scrutiny of provider business practices and claims, particularly in the areas of home health care and durable medical equipment in an effort to identify and prosecute parties engaged in fraudulent and abusive practices. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies. ORT, which initially focused on companies located in California, Florida, Illinois, New York and Texas, the states with the largest Medicare populations, has been expanded to all 50 states. While we believe that we are in material compliance with such laws, there can be no assurance that our practices, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted. It is our policy to monitor our compliance with such laws and to take appropriate actions to ensure such compliance.

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

         We believe that our contracts with providers, physicians and other referral sources are in material compliance with the state laws and will make every effort to comply with the state laws. However, there can be no assurances that we will not be alleged to have violated the state laws, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our financial condition, results of operations or cash flows.

         RESTRICTIONS ON PHYSICIAN REFERRALS. The federal Anti-Self Referral Law (the "Stark Law") prohibits certain patient referrals by interested physicians. Specifically, the Stark Law prohibits a physician, or an immediate family member, who has a financial relationship with an entity, from referring Medicare or Medicaid patients with limited exceptions, to that entity for the following "designated health services": clinical laboratory services, physical therapy services, occupational therapy services, radiology or other diagnostic services, durable medical equipment and supplies, radiation therapy services and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, an entity. The Stark Law also prohibits an entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from the Medicare and Medicaid programs.

         HHS has proposed regulations further implementing and interpreting the Stark Law. If adopted as final, these regulations will impact the interpretation and application of the Stark Law. We are unable to predict the manner in which those regulations could impact our current compliance with the Stark Law.

         We believe that we are presently in material compliance with the Stark Law and will make every effort to comply with the Stark Law. However, in light of the lack of regulatory guidance and the scarcity of case law interpreting the Stark Law, there can be no assurances that we will not be alleged to have violated the Stark Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our results of operations, financial condition or cash flows.

         CORPORATE PRACTICE OF MEDICINE DOCTRINE. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. We currently operate only in Florida, which does not have a corporate practice of medicine doctrine with respect to the types of physicians employed by or that contract with us at this time. There, however, can be no assurance that such laws will not change or ultimately be interpreted in a manner inconsistent with our practices, and an adverse interpretation could have a material adverse effect on our results of operations, financial condition or cash flows.

         CERTIFICATES OF NEED AND CERTIFICATES OF EXEMPTION. Many states, including the state in which we operate, have procedures for the orderly and economical development of health care facilities, the avoidance of unnecessary duplication of such facilities and the promotion of planning for development of such facilities. Such states require health care facilities to obtain Certificates of Need ("CONs") or Certificates of Exemption ("COEs") before initiating projects in excess of a certain threshold for the acquisition of major medical equipment or other capital expenditures; changing the scope or operation of a health care facility; establishing or discontinuing a health care service or facility; increasing, decreasing or redistributing bed capacity; and/or changing of ownership of a health care facility, among others. Possible sanctions for violation of any of these statutes and regulations include loss of licensure or eligibility to participate in reimbursement programs and other penalties. These laws vary from state to state and are generally administered by the respective state department of health. We have structured our business operations in compliance with these laws and have sought guidance as to the interpretation of such laws and the procurement of required CONs and/or COEs. There can be no assurance, however, that we or any of our client hospitals, or HHAs will be able to obtain required CONs and/or COEs in the future.

         We are unable to predict the future course of federal, state or local legislation or regulation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on our financial condition, results of operations or cash flows.

GEOGRAPHIC CONCENTRATION

         All of our net revenues in Fiscal 2000 were derived from our operations in Florida. It is anticipated that in Fiscal 2001 our net revenue will continue to be derived from our operations in Florida. Unless and until our operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Florida could have a material adverse effect on our financial condition or results of operations. In the event that we expand our operations into new geographic markets, we will need to establish new relationships with physicians and other healthcare providers. In addition, we will be required to comply with laws and regulations of states that differ from those in which we currently operate, and may face competitors with greater knowledge of such local markets. There can be no assurance that we will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.

DEPENDENCE ON PHYSICIANS

         A significant portion of our revenue is derived under our managed care contracts. Revenue derived by us under capitated managed care contracts depends on the continued participation of physicians providing medical services to patients of the managed care companies and independent physicians contracting with us to participate in provider networks which are developed or managed by us. Physicians can typically terminate their agreements to provide medical services under managed care contracts by providing notice of such termination to the payor. Termination of these agreements by physicians may result in termination by the payor of a managed care contract between the payor and us. Any material loss of physicians, whether as a result of the loss of network physicians or the termination of managed care contracts resulting from the loss of network physicians or otherwise, could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. We competes with general acute care hospitals and other healthcare providers for the services of medical professionals. Demand for such medical professionals is high and such professionals often receive competing offers. No assurance can be given that we will be able to continue to recruit and retain a sufficient number of qualified medical professionals. The inability to successfully recruit and retain medical professionals could adversely affect our ability to successfully implement our growth strategy. See "Business -Administrative Support Operations."

COMPETITION

         The healthcare industry is highly competitive. We compete with several national competitors and many regional and national healthcare companies, some of which have greater resources than we do. In addition, healthcare providers may elect to manage their own outpatient health programs. Competition is generally based upon reputation, price, the ability to offer financial and other benefits for the particular provider, and the management expertise necessary to enable the provider to offer outpatient programs that provide the full continuum of outpatient services in a quality and cost-effective manner. The pressure to reduce healthcare expenditures has emphasized the need to manage the appropriateness of health services provided to patients. As a result, competitors without management experience covering the various levels of the continuum of outpatient services may not be able to compete successfully.

INSURANCE

         We carry general liability, comprehensive property damage, malpractice, workers' compensation, stop-loss and other insurance coverages that management considers adequate for the protection of our assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. A successful claim against us in excess of our insurance coverage could have a material adverse effect on us.

UPGRADE OF MANAGEMENT INFORMATION SYSTEMS; TECHNOLOGICAL OBSOLESCENCE

         Our operations are heavily dependent on our management information systems. Both the software and hardware used by us in connection with the services we provide have been subject to rapid technological change. Although we believe that our technology can be upgraded as necessary, the development of new technologies or refinements of existing technology could make our existing equipment obsolete. Although we are not currently aware of any pending technological developments that would be likely to have a material adverse effect on our business, there is no assurance that such developments will not occur.

                                  * * * * * * *

         The risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrences of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a provider of outpatient healthcare and home healthcare services in Florida. Our Managed Care Division, through various managed care agreements and capitated arrangements, is responsible for providing primary care medical services (the "Primary Care Services") to approximately 21,600 patients at June 30, 2000. The various managed care agreements and capitated arrangements under which we provide medical services to our patients require that in exchange for a predetermined amount, per patient per month, we assume responsibility to provide and pay for all of our patients' medical needs. Our Home Health Division provides home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes.

HISTORICAL DEVELOPMENT OF BUSINESS

         On August 9, 1996, a subsidiary of Zanart Entertainment Incorporated ("Zanart") was merged into Continucare Corporation (the "Merger"), which was incorporated on February 1, 1996 as a Florida corporation ("Old Continucare"). As a result of the Merger, the shareholders of Old Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. During Fiscal 1997, our business focused on managing and providing services to behavioral health programs in hospitals and freestanding centers. We assigned these contracts in Fiscal 1998 and began to develop our outpatient services strategy, which currently consists of staff model clinics, Independent Practice Associations ("IPAs") and Home Health Agencies ("HHAs").

FINANCIAL RESTRUCTURING PROGRAM

         In Fiscal 2000, we completed Restructuring of our Notes. The Restructuring was approved by our shareholders on February 14, 2000. The following occurred as a result of the Restructuring: (a) $31,000,000 of the outstanding principal of the Notes was converted, on a pro rata basis, into our common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of common stock); (b) all interest which had accrued on the Notes through October 31, 1999 was forgiven (approximately $3,300,000); (c) interest which accrued from November 1, 1999 through the date of the Restructuring (February 15, 2000) on the $31,000,000 which was converted into 15,500,000 shares of our common stock was forgiven; (d) the interest payment default on the remaining $10,000,000 principal balance of the Notes was waived and the Notes were reinstated on our books and records as a performing non-defaulted loan (the "Restructured Notes"); (e) the Restructured Notes bear interest at the rate of 7% per annum commencing November 1, 1999; and (f) the conversion rate for the Restructured Notes for the period commencing November 1, 2000 to maturity will be $2.00. The Restructuring also required us to procure a $3,000,000 bank credit facility with a guarantee. In accordance with the Restructuring requirements, we obtained such bank credit facility and guarantee.

INDUSTRY OVERVIEW

         We believe the following three principal industry elements have created an opportunity for us: (i) the continued penetration of the managed care market;
(ii) the highly fragmented nature of the delivery of outpatient services; and
(iii) the shift in the provision of healthcare services from the hospital to lower cost outpatient locations and the home.

         CONTINUED PENETRATION OF MANAGED CARE. In response to escalating expenditures in healthcare costs, payors, such as Medicare and managed care organizations, have increasingly pressured physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost outpatient care, and to reduce hospital admissions and lengths of stay. To further increase efficiency and reduce the incentive to provide unnecessary healthcare services to patients, payors have developed a reimbursement structure called capitation. Capitation contracts require the payment to healthcare providers of a fixed amount per patient for a given patient population, and the providers assume responsibility for servicing all of the healthcare services needs of those patients, regardless of their condition. We believe that low cost providers will succeed in the capitation environment because such companies have the ability to manage the cost of patient care.

         HIGHLY FRAGMENTED MARKET. The highly fragmented nature of the delivery of outpatient services has created an inefficient healthcare services environment for patients, payors and providers. Managed care companies and other payors must negotiate with multiple healthcare services providers, including physicians, hospitals and ancillary services providers, to provide geographic coverage to their patients. Physicians who practice alone or in small groups have experienced difficulty negotiating favorable contracts with managed care companies and have trouble providing the burdensome documentation required by such entities. In addition, healthcare service providers may lose control of patients when they refer them out of their network for additional services that such providers do not offer. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our network, which should make us a provider of choice to managed care organizations.

         SHIFT TOWARD LOW-COST OUTPATIENT TREATMENT. Outpatient treatment has grown rapidly as a result of: (i) advances in medical technology, which have facilitated the delivery of healthcare in alternate sites; (ii) demographic trends, such as an aging population; and (iii) preferences among patients to receive care in their homes. We expect this trend to continue as managed care companies and healthcare providers continue shifting towards the lower cost providers.

BUSINESS STRATEGY

         We intend to leverage the current industry dynamics by: (i) increasing our managed care revenue; (ii) maintaining our physician network; (iii) implementing our staff model in additional selected strategic markets; and (iv) maintaining our Home Healthcare Division.

         INCREASING MANAGED CARE REVENUE. Our core business is comprised of our established network of staff model clinics from which we provide primary care services to our patients and to the public at large. By securing additional and expanding existing managed care contracts with the leading managed care companies in Florida, we believe that we will be able to increase our managed care enrollments. We believe that we have been successful in developing managed care relationships due to our network of quality physicians, the provision of a range of healthcare services, and our many locations.

         MAINTAINING PHYSICIAN NETWORK. The physician network is the platform of our IPA. We may expand our physician network by: (i) adding physicians to our IPA and/or (ii) hiring physicians to work in our company-owned physician practices and clinics.

         IMPLEMENTING STAFF MODEL IN SELECTED MARKETS. We have successfully implemented our staff model in south and central Florida, and intend to selectively expand the model in other appropriate markets, primarily within Florida, by tailoring our services and facilities to the needs of individual markets. At June 30, 2000, we operated seventeen staff model clinics in south and central Florida.

         MAINTAINING HOME HEALTHCARE DIVISION. The home healthcare industry continues to undergo major restructuring in response to federal legislative enactments. Significant changes in reimbursement are scheduled to occur in October 2000. See--"Cautionary Note Regarding Forward-Looking Statements"; "Additional Payor Considerations"; "Increased Scrutiny of Healthcare Industry"; and "Government Legislation." Although we have taken steps to address these scheduled reimbursement changes, there can be no assurance that these reimbursement changes will not have a material adverse effect on our business.

BUSINESS MODEL

         Our core business model consists of three areas: staff model clinics, IPAs and Home Health Agencies. We provide these medical services to patients through our employee physicians, affiliated IPA physicians, nurses, physical therapists and nurse aides. Additionally, we provide management and administrative services to both our employee physicians and to the physicians that are affiliated with us.

         STAFF MODEL CLINICS. Our staff model clinics are medical centers where physicians, who are employed by us, act as primary care physicians practicing in the area of general, family and internal medicine. Our revenue is generated through either a percentage of premium monthly capitated fee arrangement with an HMO or a fee for service arrangement. The monthly fee arrangement is based upon a negotiated percentage of premium which is related to either Medicare, Medicaid or a commercial medical insurance program.

         IPAS. We have contracted with various physicians and physician practices, on an independent contractor basis, who currently provide or are qualified to provide medical services to our Foundation members. We pay the physicians a capitated fee for providing the services and assume a portion of the financial risk for the physician's performance related to our Foundation members. In addition to providing certain administrative services to the physicians, we also provide utilization assistance. Like the staff model clinics, the monthly fee arrangement is based upon a negotiated percentage of premium, which is related to either Medicare, Medicaid or a commercial medical insurance program.

         HOME HEALTH AGENCIES. Our home health services include three home health agencies, one located in Miami-Dade county and two located in Broward county. These agencies provide comprehensive nursing, physical therapy, and nurse's aides to individuals in their home who are disabled, elderly or recovering from a debilitating illness, accident or surgery. Two of the agencies are compensated by Medicare and Medicaid in accordance with a pre-determined rate schedule. The third agency is a private license home health agency servicing Broward county. As of June 30, 2000, the private agency was not yet in operation.

RECENT DEVELOPMENTS - DEBT RESTRUCTURING

         As described above, in Fiscal 2000 we completed the Restructuring of the Notes. This was accomplished through the execution of a Consent Letter and Agreement to the First Supplemental Indenture. The Restructuring was approved by our shareholders on February 14, 2000. The following occurred as a result of the
Restructuring: (a) $31,000,000 of the outstanding principal of the Notes was converted, on a pro rata basis, into our common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest which had accrued on the Notes through October 31, 1999 was forgiven (approximately $3,300,000); (c) interest which accrued from November 1, 1999 through the date of the Restructuring (February 15, 2000) on the $31,000,000 which was converted into 15,500,000 shares of our common stock was forgiven; (d) the interest payment default on the remaining $10,000,000 principal balance of the Notes was waived and the Notes were reinstated on our books and records as a performing non-defaulted loan (the "Restructured Notes"); (e) the Restructured Notes bear interest at the rate of 7% per annum commencing November 1, 1999; and
(f) the conversion rate for the Restructured Notes for the period commencing November 1, 2000 to maturity will be $2.00.

         The Restructuring also required us to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to guarantee the bank credit facility for us. Accordingly, we executed a credit facility agreement (the "New Credit Facility") which provides a revolving loan of $3,000,000. The New Credit Facility is due March 31, 2001 with annual renewable options, with interest payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate (which is 6.58% at June 30, 2000). All of our assets serve as collateral for the New Credit Facility. In addition, the New Credit Facility has been guaranteed by a board member and an entity controlled by a board member. In consideration for providing the guarantees, we issued an aggregate of 3,000,000 shares of our common stock. These shares were valued at $3,375,000 based on the closing price of our stock on February 11, 2000 when the guarantees were granted. At June 30, 2000, we had not borrowed any amounts available under the New Credit Facility.

INTEGRATED OUTPATIENT HEALTHCARE

         We are a provider of integrated outpatient healthcare. We have established a network of physician practices as the primary caregiver to our patients and to the public at large and we also provide home health services.

         OFFICE AND PHYSICIAN/HEALTH CENTER PRACTICES. Since commencing our operations in 1996, we have expanded our physician network through the acquisition of physician practices, employment of new physicians and affiliations with physicians through our IPA. As of June 30, 2000, we operated seventeen staff model health center clinics, employed or contracted with approximately 81 physicians all of whom are located in Florida and provided services to approximately 21,600 patients under capitated managed care contracts at June 30, 2000.

         The physicians within our network treat patients in office-based settings as well as health centers. A typical office-based practice is located in a major metropolitan area, in office space that ranges from 5,000 to 8,000 square feet. The office typically employs or contracts with approximately two to three physicians. The physicians provide primary care services to their patients. A typical health center is located in or near major metropolitan areas, in space that ranges from 2,500 to 5,000 square feet. A health center is typically staffed with approximately two physicians, and is open five days a week.

         HOME HEALTHCARE. We provide home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes. Typically, a service care provider (such as a registered nurse, home health aide, therapist or technician) will visit the patient daily, several times a week or the patient may require around-the-clock care. Treatment may last for several weeks, several months or the remainder of the patient's life. The services provided by us include skilled nursing, physical therapy, speech therapy, occupational therapy, medical social services and home health aide services. Reimbursement for the home health services provided by us include Medicare, Medicaid and commercial insurers.

ADMINISTRATIVE SUPPORT OPERATIONS

         ADMINISTRATIVE FUNCTIONS. We enhance administrative operations of our physician practices by providing management functions such as payor contract negotiations, credentialing assistance, financial reporting, risk management services, access to lower cost professional liability insurance and the operation of integrated billing and collection systems. We believe we offer physicians increased negotiating power associated with managing their practice and fewer administrative burdens, which allows the physician to focus on providing care to patients.

         EMPLOYMENT AND RECRUITING OF PHYSICIANS. We generally enter into multiple-year employment agreements with the physicians in the practices purchased by us. These agreements usually provide for base compensation and benefits and may contain incentive compensation provisions based on quality indicators. The recruitment process includes interviews and reference checks incorporating a number of credentialing and competency assurance protocols. Our physicians are generally either board certified or board eligible.

         CONTRACT NEGOTIATIONS. We assist our physicians in obtaining managed care contracts. We believe that our experience in negotiating and managing risk contracts enhance our ability to market the services of our affiliated physicians to managed care payors and to negotiate favorable terms from such payors. The managed care contracts are held, managed and administered by one of our wholly-owned subsidiaries. We also perform quality assurance and utilization management under each contract on behalf of our affiliated physicians.

         INFORMATION SYSTEMS. We support freestanding systems for our physician practices to facilitate patient scheduling, patient management, billing, collection and provider productivity analysis. We have upgraded these information systems as necessary during Fiscal 2000. Although we are not currently aware of any pending additional technological developments that will likely require additional upgrades, there is no assurance that such developments will not occur. See "Risk Factors -- Upgrade of Management Information Systems; Technological Obsolescence."

MANAGED CARE

         Our strategy is to increase enrollment by adding new payor relationships and new providers to the existing network and by expanding the network into new geographic areas where the penetration of managed healthcare is growing. We believe new payor and provider relationships are possible because of our ability to manage the cost of health care without sacrificing quality. During Fiscal 2000, substantially all of the revenues from the Managed Care Division were generated under a percentage of premium monthly capitated fee arrangement with HMOs.

         CONTRACTS WITH PAYORS. Contracts with payors generally provide for terms of one to ten years, may be terminated earlier upon notice for cause or upon renewal and in some cases without cause. Additionally the contracts are subject to renegotiation of capitation rates, covered benefits and other terms and conditions. Pursuant to payor contracts, the physicians provide covered medical services and receive capitation payments from payors for each enrollee who selects one of our network physicians as his or her primary care physician. To the extent that patients require more care than is anticipated or require supplemental medical care that is not otherwise reimbursed by payors, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of patients. We maintain stop-loss insurance coverage, which mitigates the effect of occasional high utilization of health care services. If revenues are insufficient to cover costs or we are unable to maintain stop-loss coverage at favorable rates, our business results of operations and financial condition could be materially adversely affected. The loss of significant payor contracts and/or the failure to regain or retain such payor's patients or the related revenues without entering into new payor relationships could have a material adverse effect on our business results of operations and financial condition.

         Our capitated managed care agreement with Foundation is a ten-year agreement with the initial term expiring on June 30, 2008, unless terminated earlier by Foundation for cause. In the event of termination of the Foundation agreement, we must continue to provide services to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. This agreement is automatically renewed for another five-year period unless notice by either party is provided 120 days in advance of the expiration date. Any negotiation must be completed 90 days prior to the expiration of the term. Foundation can terminate the agreement with respect to one or more benefit programs; however, we may only terminate the agreement in its entirety. Foundation may also terminate its agreement with us for cause upon thirty (30) days written notice of a material breach; provided however, that we are afforded an opportunity to cure such breach. However, if the breach is one that cannot reasonably be corrected within thirty (30) days, the agreement will not be terminated if Foundation determines that we are making substantial and diligent progress toward correcting the breach. Foundation may also, in a limited number of circumstances, immediately terminate its agreement with us. Immediate termination is allowable upon: (1) our documented violation of any applicable law, rule or regulation; (2) our documented failure to assist Foundation in upholding the terms, conditions or determinations of any Utilization Management Program or Quality Management Program or other Benefit Program Requirements; or (3) Foundation's determination that the health, safety or welfare of any member may be in jeopardy if the Agreement is not terminated. Foundation may also terminate the agreement, effective the first day of the following month, upon at least three (3) business days written notice prior to the end of the month, notifying us of our failure to pay any capitation payment which we have received from Foundation, either to the applicable provider or back to Foundation, during the period between our receipt of the compensation from Foundation and the last business day of the same month. Under the Foundation agreement, Foundation may, subject to our mutual agreement, amend the Medicare compensation rates under the contract with us upon thirty (30) days written notice. For all other purposes, Foundation may upon twenty (20) days written notice amend the contract, provided that we do not object to the amendment within that time frame.

         Effective December 31, 1999, we entered into an amendment to our professional provider agreement with Foundation. This amendment reduced our prior medical claims and long-term debt liabilities to Foundation for prior medical claims by approximately $3,054,000.

         Our capitated managed care agreement with Humana Medical Plans, Inc. ("Humana") is a ten-year agreement expiring July 31, 2008, unless terminated earlier for cause. The agreement shall automatically renew for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. In addition, the Humana agreement may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreement for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure, if possible. Immediate termination is allowable if Humana reasonably determines that: (1) we and/or any of our physician's continued participation in the agreement may affect adversely the health, safety or welfare of any Humana member; (2) we and/or any of our physician's continued participation in the agreement may bring Humana or its health care networks into disrepute; (3) in the event of one of our doctor's death or incompetence; (4) if any of our physicians fail to meet Humana's credentialing criteria; (5) if we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (6) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). In the event of termination of the Humana agreement, we must continue to provide or arrange for services to any member hospitalized on the date of termination until the date of discharge or until we have made arrangements for substitute care. In some cases, Humana may provide 30 days' notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. In the event that Humana exercises its right to amend the agreement upon thirty (30) days written notice, we may object to such amendment within the thirty (30)-day notice period. Such amendments may include changes to the compensation rates. If we object to such amendment within the requisite time frame, Humana may terminate the agreement upon ninety (90) days written notice.

         Effective August 1, 1998, we entered into two amendments to our professional provider agreements with Humana. The amendments, among other things, extended the term of the original agreement from six to ten years and increased the percentage of Medicare premiums received by the Company, effective January 1, 1999.

         Neither the Foundation nor the Humana agreement imposes a limit on the number of adjustments that may be made to their provider agreement.

         We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms.

         As of June 30, 2000, we maintained four additional managed care relationships, none of which individually or in the aggregate are material. There can be no assurance that we will be able to renew any of our managed care agreements or, if renewed, that they will contain terms favorable to us and our affiliated physicians. Although we did not lose, on an aggregate basis, any significant payor contracts in Fiscal 2000, the loss of any of our current managed care contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors--Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Patients, Risk of Reduction of Capitated Rates and Regulatory Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business --Managed Care."

         FEE-FOR-SERVICE ARRANGEMENTS. Certain of our managed care physicians also render services under a fee-for-service arrangement on a limited basis (as opposed to capitation) and typically bill various payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. There can be no assurance that payments under governmental programs or from other payors will remain at present levels. In addition, payors can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such payors or was experimental or for other reasons.

COMPLIANCE PROGRAM

         We have implemented a compliance program to provide ongoing monitoring and reporting to detect and correct potential regulatory compliance problems. The program establishes compliance standards and procedures for employees and agents. The program includes, among other things: (i) written policies; (ii) in-service training for each employee on topics such as insider trading, anti-kickback laws, Federal False Claims Act and Anti-Self Referral Act; and
(iii) a "hot line" for employees to anonymously report violations.

COMPETITION

         The healthcare industry is highly competitive. We compete with several national competitors and many regional and national healthcare companies, some of which have greater resources than us. In addition, healthcare providers may elect to manage their own outpatient health programs. Competition is generally based upon reputation, price, the ability to offer financial and other benefits for the particular provider, and the management expertise necessary to enable the provider to offer outpatient programs that provide the full continuum of outpatient services in a quality and cost-effective manner. The pressure to reduce healthcare expenditures has emphasized the need to manage the appropriateness of health services provided to patients. As a result, competitors without management experience covering the various levels of the continuum of outpatient services may not be able to compete successfully.

GOVERNMENT REGULATION

         GENERAL. Our business is affected by federal, state and local laws and regulations concerning healthcare. These laws and regulations impact the development and operation of outpatient programs and the provision of healthcare to patients in physicians' offices and in patients' homes. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. We are not able to predict the content or impact of future changes in laws or regulations affecting the healthcare industry. See "Risk Factors."

         PRESENT AND PROSPECTIVE FEDERAL AND STATE REIMBURSEMENT REGULATION. Our operations are affected on a day-to-day basis by numerous legislative, regulatory and industry-imposed operational and financial requirements which are administered by a variety of federal and state governmental agencies as well as by self-regulatory associations and commercial medical insurance reimbursement programs.

         HHAs, CORFs and ORFs, including those now or previously managed and/or owned by us, are subject to numerous licensing, certification and accreditation requirements. These include, but are not limited to, requirements relating to Medicare participation and payment, requirements relating to state licensing agencies, private payors and accreditation organizations. Renewal and continuance of certain of these licenses, certifications and accreditation are based upon inspections, surveys, audits, investigations or other review, some of which may require or include affirmative action or response by us. An adverse determination could result in a loss, fine or reduction in the scope of licensure, certification or accreditation or could reduce the payment received or require the repayment of amounts previously remitted.

         Significant changes have been and may be made in the Medicare and Medicaid programs, which changes could have a material adverse impact on our financial condition. In addition, legislation has been or may be introduced in the Congress of the United States which, if enacted, could adversely affect our operations by, for example, decreasing reimbursement by third-party payors such as Medicare or limiting our ability to maintain or increase the level of services provided to the patients.

         Title XVIII of the Social Security Act authorizes Medicare Part A, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long-term disabled) and Medicare Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the federal Secretary of HHS. Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to our services now or previously owned, Medicare certified, HHAs, CORFs and ORFs, Medicare reimburses the "reasonable costs" for services up to program limits. Medicare reimbursed costs are subject to audit, which may result in either decreases or increases in payments we have previously received.

         The BBA enacted in August 1997 contains numerous provisions related to Medicare and Medicaid reimbursement. The general thrust of those provisions is to incentivize providers to deliver services efficiently at lower costs. However, the BBA resulted in deep cuts to provider reimbursements. Congress's response to these unintended consequences was the November 1999 enactment of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA"). The BBRA attempts to provide necessary relief to various facets of the health care delivery system through remedies to both problematic policy and excessive payment reductions.

         The BBA also provides for implementation of a PPS for home nursing. Prior to the BBA, Medicare reimbursed home health agencies through a cost-based reimbursement system that was criticized for providing few incentives to HHAs to maximize efficiency or control volume. To address this problem, the BBA requires the Secretary of HHS to implement a PPS for home health agency services, and reduces the amount of Medicare reimbursement for HHA services. Under such a PPS system, providers are reimbursed a fixed fee per treatment unit, and those having costs greater than the prospective amount will incur losses.

         FEDERAL "FRAUD AND ABUSE" LAWS AND REGULATIONS. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under the Medicare or Medicaid programs. In addition to criminal penalties, including fines of up to $25,000 and five (5) years imprisonment, violations of the Anti-Kickback Law can lead to civil monetary penalties (which, pursuant to the BBA, can amount to as much as $50,000 for each violation, plus up to treble damages, based on the remuneration illegally offered, paid, received or solicited) and exclusion from Medicare, Medicaid and certain other state and federal health care programs. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. HHS has published regulations which describe certain "safe harbor" arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, health care providers having these arrangements or relationships may be required to alter them in order to ensure compliance with the Anti-Kickback Law.

         We believe that our contracts with providers, physicians and other referral sources are in material compliance with the Anti-Kickback Law and will make every effort to comply with the Anti-Kickback Law. However, in light of the narrowness of the safe harbor regulations and the scarcity of case law interpreting the Anti-Kickback Law, there can be no assurances that we will not be alleged to have violated the Anti-Kickback Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

         The federal government, private insurers and various state enforcement agencies have increased their scrutiny of provider business practices and claims, particularly in the areas of home health care and durable medical equipment in an effort to identify and prosecute parties engaged in fraudulent and abusive practices. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies. ORT, which initially focused on companies located in California, Florida, Illinois, New York and Texas, the states with the largest Medicare populations, has been expanded to all 50 states. While we believe that we are in material compliance with such laws, there can be no assurance that our practices, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted. It is our policy to monitor our compliance with such laws and to take appropriate actions to ensure such compliance.

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

         We believe that our contracts with providers, physicians and other referral sources are in material compliance with the State laws and will make every effort to comply with the State laws. However, there can be no assurances that we will not be alleged to have violated the State laws, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our financial condition, results of operations or cash flows.

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

         HHS has proposed regulations further implementing and interpreting the Stark Law. If adopted as final these regulations will impact the interpretation and application of the Stark Law. We are unable to predict the manner in which those regulations could impact our current compliance with the Stark Law.

         We believe that we are presently in material compliance with the Stark Law and will make every effort to comply with the Stark Law. However, in light of the lack of regulatory guidance and the scarcity of case law interpreting the Stark Law, there can be no assurances that we will not be alleged to have violated the Stark Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our results of operations, financial condition or cash flows.

         CORPORATE PRACTICE OF MEDICINE DOCTRINE. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. We currently operate only in Florida, which currently does not have a corporate practice of medicine doctrine with respect to the types of physicians employed with us. There, however, can be no assurance that such laws will not change or ultimately be interpreted in a manner inconsistent with our practices, and an adverse interpretation could have a material adverse effect on our results of operations, financial condition or cash flows.

         CERTIFICATES OF NEED AND CERTIFICATES OF EXEMPTION. Many states, including the state in which we operate, have procedures for the orderly and economical development of health care facilities, the avoidance of unnecessary duplication of such facilities and the promotion of planning for development of such facilities. Such states require health care facilities to obtain Certificates of Need ("CONs") or Certificates of Exemption ("COEs") before initiating projects in excess of a certain threshold for the acquisition of major medical equipment or other capital expenditures; changing the scope or operation of a health care facility; establishing or discontinuing a health care service or facility; increasing, decreasing or redistributing bed capacity; and/or changing of ownership of a health care facility, among others. Possible sanctions for violation of any of these statutes and regulations include loss of licensure or eligibility to participate in reimbursement programs and other penalties. These laws vary from state to state and are generally administered by the respective state department of health. We seek to structure our business operations in compliance with these laws and has sought guidance as to the interpretation of such laws and the procurement of required CONs and/or COEs. There can be no assurance, however, that we or any of our client hospitals, or HHAs will be able to obtain required CONs and/or COEs in the future.

         HEALTHCARE REFORM. Federal and state governments have recently focused significant attention on healthcare reform intended to control healthcare costs and to improve access to medical services for uninsured individuals. These proposals include cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. It is uncertain at this time what legislation on healthcare reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

         At June 30, 2000, we employed or contracted with approximately 480 individuals of whom approximately 115 are IPA and staff model physicians. We do not have any collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

         In September 1999, our Executive Vice President and General Counsel resigned. Although we have not appointed a new Executive Vice President, one of our non-executive employees was appointed as the general counsel.

         In November 1999, Charles M. Fernandez resigned as our President and Chief Executive Officer and Spencer J. Angel was appointed as President and Chief Executive Officer.

         During Fiscal 1999, our Chief Financial Officer resigned. In January 2000, Janet L. Holt was appointed as our Chief Financial Officer.

INSURANCE

         We carry general liability, comprehensive property damage, medical malpractice, workers' compensation, stop-loss and other insurance coverages that management considers adequate for the protection of our assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against us in excess of our insurance coverage could have a material adverse effect on us.

SEASONALITY

         All of our net revenues in Fiscal 2000 were derived from our operations in Florida. Florida has historically been a transient state with the transient factor being directly related to seasonal climate changes. It is anticipated that in Fiscal 2001 all of our net revenue will also be derived from our operations in Florida. While there are some seasonal fluctuations in our business, management does not believe that seasonality will play an adverse role in the our future operations.

ITEM 2.       PROPERTIES

         We lease approximately 10,000 square feet of space for our corporate offices in Miami, Florida under a lease expiring in September 2004 with average annual base lease payments of approximately $200,000. Of the seventeen staff model clinics that we operated as of June 30, 2000, four are leased from independent landlords and the other thirteen clinics are leased from Humana. The thirteen wholly-owned Humana centers are leased on a month to month basis and these leases are not tied to our managed care arrangement with Humana. As a month to month tenant, we have limited tenancy rights. These month-to-month lease arrangements can be cancelled at the option of Humana, without cause, on 30 days written notice. A termination of one or all of the Humana leases could have an adverse effect on Continucare because we would, on 30 days written notice, be forced to find replacement facilities at which to provide medical services to our members. If we were unable to find adequate replacement facilities, then we could experience a disenrollment of our members.

ITEM 3.       LEGAL PROCEEDINGS

         In the case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. ("CPPM") V. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION, filed on November 15, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, we are alleging breach of fiduciary duties, improper billing, and seeking the return of all consideration previously paid by us to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger and the Registration Rights Agreement. On December 20, 1999, a counterclaim was filed against us and CPPM alleging breach of contract, tortious interference and conversion and seeks damages in excess of $l,600,000. On August 11, 2000, the counterplaintiffs filed their second amended counterclaim. Discovery is currently pending. We believe that there is little merit to the counterclaim and intend to vigorously defend the claims.

         The case of MANAGED HEALTHCARE SYSTEMS ("MHS") V. CONTINUCARE CORPORATION & CONTINUCARE HOME HEALTH SERVICES, INC. ("CHHS") was filed in the Commonwealth of Massachusetts in August, 1998. The complaint alleged breach of contract for alleged verbal representations by CHHS in negotiations to acquire MHS and sought damages in excess of $2,750,000 and treble damages. The case was settled in July, 2000 with no admission of liability. The parties exchanged general releases.

         We are a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. V. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, we filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, we filed a Motion for Summary Judgment as to two of the Plaintiffs. On April 28, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. Both motions were heard on June 15, 2000. The court has not yet issued a ruling on the motions. The case is set for trial in September, 2000, but it is likely to be postponed to the court's next trial period. We believe the action has little merit and intend to vigorously defend the claims.

         We are a party to the case of GE MEDICAL SYSTEMS, AN UNINCORPORATED DIVISION OF GENERAL ELECTRIC COMPANY V. CONTINUCARE OUTPATIENT SERVICES, INC. N/K/A OUTPATIENT RADIOLOGY SERVICES, INC., A FLORIDA CORPORATION AND CONTINUCARE CORPORATION, A FLORIDA CORPORATION. This case was filed in April, 2000 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The complaint alleges a breach of guaranty agreement and seeks damages of approximately $676,000. In August 2000, we filed a cross-claim and several third-party claims. We believe we have meritorious defenses, as well as valid indemnification claims against several other parties. Claims against those parties are being pursued and we intend to vigorously litigate our defenses, as well as our claims of indemnification.

         Two of our subsidiaries are parties to the case of NANCY FEIT ET AL. V. KENNETH BLAZE, D.O., KENNETH BLAZE., D.O., P.A.; SHERIDEN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000. We filed an answer on May 3, 2000. Discovery is currently pending. We have made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. We believe we have meritorious defenses and intend to vigorously pursue them.

         In connection with the Business Rationalization Program, we closed or dissolved certain subsidiaries, some of which had pending claims against them. We are also involved in various other legal proceedings incidental to our business that arise from time to time out of the ordinary course of business--including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of Fiscal 2000.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

MARKET PRICE

         The principal U.S. market in which our common stock is traded is the American Stock Exchange ("AMEX") (symbol: CNU). The following table shows the high and low sales prices as reported on AMEX for our common stock for the periods indicated below. These quotations have been obtained from AMEX.

              PRICE PERIOD                           HIGH           LOW
              ------------                           ----           ---
              Fiscal Year 1999
                  First Quarter                 $     5.25      $     2.38
                  Second Quarter                      2.87            1.56
                  Third Quarter                       2.00             .44
                  Fourth Quarter                       .75             .19

              Fiscal Year 2000
                  First Quarter                 $     1.31      $      .31
                  Second Quarter                      1.06             .38
                  Third Quarter                       1.50             .63
                  Fourth Quarter                      1.06             .50


         As of September 20, 2000, there were 120 holders of record of our common stock.

DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, which we may realize in the foreseeable future, to finance our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The payment of future cash dividends on our common stock will be at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time. There can be no assurance that we will pay any cash dividends on the Common Stock in the future.

ISSUANCE OF SECURITIES

         In connection with the Restructuring, we issued 15,499,999 shares of common stock to the noteholders, pursuant to the terms of the First Supplemental Indenture, dated December 9, 2000 and 3,000,000 shares to the guarantors of our new credit facility. The shares were issued on February 15, 2000 pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.       SELECTED FINANCIAL DATA

         Set forth below is our selected historical consolidated financial data for the four fiscal years ended June 30, 2000 and the period from February 12, 1996 (inception) to June 30, 1996.

         The selected historical consolidated financial data for the three fiscal years ended June 30, 2000, 1999 and 1998, are derived from our audited consolidated financial statements included herein. The selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

                         SELECTED FINANCIAL INFORMATION

                                                                                                           FOR THE
                                                                                                         PERIOD FROM
                                                                                                         FEBRUARY 12,
                                                                                                             1996
                                                           FOR THE YEAR ENDED JUNE 30,                    (INCEPTION)
                                         --------------------------------------------------------------   TO JUNE 30,
                                             2000             1999             1998           1997            1996
                                         -------------    -------------    ------------    ------------    -----------
OPERATIONS
  Medical services revenue, net ......   $ 116,582,895    $ 182,526,752    $ 65,584,293    $ 13,916,385    $ 2,507,063

  Expenses
   Medical services ..................      97,623,502      163,237,820      54,695,446       4,493,195        542,000
   Payroll and employee benefits .....       5,687,030       13,797,555       5,714,653       1,855,000        431,412
   Provision for bad debts ...........              --        6,196,384       5,778,216       1,818,293        242,664
   Professional fees .................         895,716        1,886,661       1,637,957       1,450,790        203,625
   General and administrative ........       5,777,317       10,198,385       8,435,001       1,176,516         54,430
   Writedown of long-lived assets ....              --       11,717,073              --              --             --
   Loss on disposal of subsidiaries ..              --       15,361,292              --              --             --
   Depreciation and amortization .....       2,918,534        5,791,982       3,247,717         208,936            362
                                         -------------    -------------    ------------    ------------    -----------
     Subtotal ........................     112,902,099      228,187,152      79,508,990      11,002,730      1,474,493
                                         -------------    -------------    ------------    ------------    -----------
Income (loss) from operations ........       3,680,796      (45,660,400)    (13,924,697)      2,913,655      1,032,570

Other income (expense)
  Interest income ....................          43,147          138,963         932,397         165,253             --
  Interest expense-convertible
    subordinated notes ...............      (2,054,710)      (3,639,433)     (2,453,333)             --             --

  Interest expense-other .............      (1,182,794)      (1,505,779)       (553,998)       (162,235)       (23,204)
  Income applicable to minority
    interest .........................              --               --              --              --        (32,686)

  Other ..............................         383,623           24,906         107,696          (9,081)            --
                                         -------------    -------------    ------------    ------------    -----------
Income (loss) before income taxes and
  extraordinary items ................         870,062      (50,641,743)    (15,891,935)      2,907,592        976,680
(Benefit) provision for income taxes .              --               --        (909,000)      1,200,917        332,071
                                         -------------    -------------    ------------    ------------    -----------
Income (loss) before extraordinary
  items ..............................         870,062      (50,641,743)    (14,982,935)      1,706,675        644,609

   Extraordinary gain on
      extinguishment of debt .........      13,247,907          130,977              --              --             --
                                         -------------    -------------    ------------    ------------    -----------
Net income (loss) ....................   $  14,117,969    $ (50,510,766)   $(14,982,935)   $  1,706,675    $   644,609
                                         =============    =============    ============    ============    ===========
Basic and diluted income (loss) from
  continuing operations per common
  share ..............................   $         .04    $       (3.50)   $      (1.20)   $        .16    $       .10

Cash dividends declared ..............   $          --    $          --    $         --    $         --    $        --

FINANCIAL POSITION

Total assets .........................   $  27,545,180    $  30,419,978    $ 69,486,105    $ 19,851,309    $ 2,864,896
                                         =============    =============    ============    ============    ===========

Long-term obligations, including
  current portion ....................   $  19,269,246    $  53,490,787    $ 47,675,061    $  3,367,106    $   655,000
                                         =============    =============    ============    ============    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are a provider of outpatient healthcare services in Florida. We provide healthcare services through our network of staff model clinics, IPA and Home Health Agencies. As a result of our ability to provide quality healthcare services through seventeen staff model clinics, approximately 81 IPA associated physicians and two Home Health divisions, we have become a preferred healthcare provider in Florida to some of the nation's largest managed care organizations, including: (i) Humana for which, as of June 30, 2000, we managed the care for approximately 14,300 patients on a capitated basis; and (ii) Foundation, for which, as of June 30, 2000, we managed the care for approximately 7,300 patients on a capitated basis.

         Certain statements included herein which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. We caution readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The following tables set forth, for the periods indicated, the percentage of total revenues represented by certain items in our Consolidated Statements of Operations.


                                                         PERCENT OF REVENUE FOR JUNE 30,
                                                        ---------------------------------
                                                         2000         1999         1998
                                                         ----        -----        -----
   Medical services revenue, net .................      100.0%       100.0%       100.0%

   Expenses
     Medical services ............................       83.7         89.4         83.4
     Payroll and employee benefits ...............        4.9          7.6          8.7
     Provision for bad debts .....................         --          3.4          8.8
     Professional fees ...........................        0.8          1.0          2.5
     General and administrative ..................        5.0          5.6         12.8
     Write down of long-lived assets .............         --          6.4           --
     Loss on disposal of subsidiaries ............         --          8.5           --
     Depreciation and amortization ...............        2.5          3.2          5.0
                                                         ----        -----        -----
       Subtotal ..................................       96.9        125.1        121.2

Income (loss) from operations ....................        3.1        (25.1)       (21.2)

Other income (expense)
   Interest income ...............................        0.1          0.1          1.4
   Interest expense-convertible subordinated notes       (1.8)        (2.0)        (3.7)
   Interest expense-other ........................       (1.0)        (0.8)        (0.9)
   Other .........................................        0.3           --           .2
                                                         ----        -----        -----
Income (loss) before income taxes and
   extraordinary items ...........................        0.7        (27.8)       (24.2)
Benefit for income taxes .........................         --          0.0         (1.4)
                                                         ----        -----        -----
Income (loss) before extraordinary items .........        0.7        (27.8)       (22.8)
                                                         ----        -----        -----
Extraordinary gain on extinguishment of debt .....       11.4          0.1           --
                                                         ----        -----        -----
Net income (loss) ................................       12.1%       (27.7)%      (22.8)%
                                                         ====        =====        =====

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO OUR OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2000 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1999.

REVENUE

         Medical services revenues for Fiscal 2000 decreased 36.1% to approximately $116,583,000 from approximately $182,527,000 in Fiscal 1999. During Fiscal 2000 we significantly reduced the number of physician practices in our IPA subsidiary and we were no longer at risk for the commercial members of our IPA physicians which contributed approximately $11,000,000 of revenue during Fiscal 1999. IPA Medicare member months have decreased approximately 61% from approximately 128,000 member months during Fiscal 1999 to 50,000 member months during Fiscal 2000. IPA Medicare member months contributed approximately $27,000,000 and $58,000,000 during Fiscal 2000 and 1999, respectively.

         During Fiscal 1999, we disposed of certain underperforming assets and subsidiaries (the "Rationalized Entities"). During Fiscal 1999, medical services revenue from the Rationalized Entities was approximately $22,164,000.

         As a result of the rationalization of the non-managed care entities, the revenue generated by our managed care entities under our contracts with HMO's amounted to 96% and 85% of medical services revenues for Fiscal 2000 and 1999, respectively. Revenue generated by the Humana contract was 57% and 34% of medical services revenue for Fiscal 2000 and 1999, respectively. Revenue generated by the Foundation contract was 39% and 51% of medical services revenue for Fiscal 2000 and 1999, respectively.

         Revenue received under fee for service arrangements, which require us to assume the financial risks relating to payor mix and reimbursement rates, accounted for approximately 14.8% of medical services revenue for Fiscal 1999, including approximately 3.1% derived from our home health agencies. For Fiscal 2000, approximately 4.4% of medical services revenues was derived from the home health agencies. The contribution from other sources of fee for service revenue for Fiscal 2000 was insignificant, primarily as a result of our Business Rationalization Program and the divestiture of our Diagnostic Imaging and Physician Practice Subsidiaries.

         Medicare and Medicaid, as a percentage of our medical service revenue, decreased from 6.4% to 4.3% of medical services revenue for Fiscal 1999 and 2000, respectively. This decrease was primarily attributable to the respective sale and closing of our Outpatient Rehabilitation and Physician Practice Subsidiaries.

EXPENSES

         Medical services expenses in Fiscal 2000 were approximately $97,624,000 or 83.7% of medical services revenue, compared to approximately $163,238,000 or 89.4% of medical services revenue for Fiscal 1999. The percentage decrease is primarily due to tighter operating controls and the disposal of the Rationalized Entities. During Fiscal 1999, medical services expenses for the Rationalized Entities were approximately $14,389,000. Medical services expenses of our IPA decreased from approximately $80,249,000 to approximately $26,137,000 as a result of the decrease in IPA members for which we are at risk. In addition, effective December 31, 1999, we amended our IPA contract with Foundation which reduced our prior medical claims and long-term debt liabilities to Foundation for prior medical claims by approximately $3,054,000, resulting in a corresponding decrease in medical services expense (See Note 7 of the Company's Consolidated Financial Statements).

         Medical claims represent the cost of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Medical claims expense was approximately $82,480,000 and $117,826,000 for Fiscal 2000 and 1999,
respectively, or 74% and 76% of medical service revenues derived from our managed care entities.

         Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians and other costs necessary to operate our facilities. Other direct costs were approximately $18,197,000 and $45,412,000 during Fiscal 2000 and 1999, respectively, or 15.6% and 24.9% of medical services revenues. Of the other direct costs incurred during Fiscal 1999, approximately $14,389,000, or 8% of medical services revenue, was from the Rationalized Entities.

         Payroll and employee benefits for administrative personnel was approximately $5,687,000 during Fiscal 2000, or 4.9% of revenues, compared to approximately $13,798,000 or 7.6% of revenues during Fiscal 1999. The decrease in these costs as a percentage of revenues is primarily due to the reduction in the number of employees as a result of the Rationalization Program. Payroll and employee benefits for the Rationalized Entities was approximately $4,497,000 during Fiscal 1999.

         General and administrative expenses for Fiscal 2000 were approximately $5,777,000 or 5.0% of revenues compared to approximately $10,198,000 or 5.6% of revenues for Fiscal 1999. The decrease in general and administrative expense as a percent of revenues resulted from a reduction of overhead costs as part of our Business Rationalization Program. In Fiscal 1999, general and administrative expenses from the Rationalized Entities was approximately $4,428,000.

         Amortization expense of intangible assets was approximately $2,429,000 for Fiscal 2000, as compared to approximately $4,162,000 for Fiscal 1999. Approximately $762,000 of amortization expense in Fiscal 1999 was related to the Rationalized Entities. Additionally, in Fiscal 1999, we determined that approximately $11,717,000 of other intangible assets were impaired and, accordingly, wrote off the impaired assets. Amortization expense related to these impaired assets which was included in Fiscal 1999 was approximately $993,000. We determined that there was no impairment to our intangible assets during Fiscal 2000.

         Bad debt expense for Fiscal 1999 was related to certain of the Rationalized Entities which generated revenues primarily through fee-for-service billings to third party payors and individual patients. The absence of bad debt expense for Fiscal 2000 is directly attributable to the increase in the percentage of revenue received under our HMO contracts, for which bad debt expense is nominal.

INCOME (LOSS) FROM OPERATIONS

         Income from operations for Fiscal 2000 was approximately $3,681,000 or 3.2% of total revenue, compared to an operating loss of approximately $45,660,000 or 25.0% of total revenues for Fiscal 1999. The operating loss of the Rationalized Entities for Fiscal 1999 was approximately $22,850,000.

INTEREST EXPENSE

         Interest expense for Fiscal 2000 was approximately $3,238,000 as compared to approximately $5,145,000 in Fiscal 1999. Interest expense recorded in Fiscal 2000 on the Notes prior to the Restructuring of the Notes was approximately $2,055,000. Although the interest on the Notes was forgiven as part of the Restructuring, in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," ("FASB No. 15"), instead of reversing the interest expense, the forgiveness of interest is reflected in the extraordinary gain (see Extraordinary Gain below). Also in accordance with FASB No. 15, all interest accruing at 7% on the remaining $10,000,000 from November 1, 1999 until the Notes' maturity has been capitalized into the balance of the outstanding Notes. Therefore, we have not, and will not in the future, recorded interest expense on the Notes subsequent to the Restructuring. Interest expense recorded in Fiscal 1999 on the Notes was approximately $3,639,000. The remaining interest expense relates to the other long term debt outstanding during the year and amortization of deferred financing costs. (See Note 7 of the Company's Consolidated Financial Statements.)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         In August, 1999, we recorded an extraordinary gain on extinguishment of debt of approximately $130,000 as a result of repurchasing $1,000,000 of our Notes for a cash payment of approximately $700,000 and the write-off of related deferred financing costs and accrued interest payable.

         In July, 1999, we recorded an extraordinary gain on extinguishment of debt of approximately $3,776,000 as a result of repurchasing $4,000,000 of our Notes for a cash payment of $210,000 and the write-off of related deferred financing costs and accrued interest payable. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to the transaction.

         On February 15, 2000, we recorded an extraordinary gain on extinguishment of debt of approximately $9,472,000 as a result of the Restructuring of our Notes, net of restructuring costs. The gain resulted primarily from the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of our stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest payable, the write-off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to the restructuring transaction.

NET INCOME (LOSS)

         Net income for Fiscal 2000 was approximately $14,118,000 compared to a net loss of approximately $50,511,000 for Fiscal 1999.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO OUR OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 1999 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1998.

REVENUE

         Total revenues for Fiscal 1999 increased 178% to approximately $182,527,000 from approximately $65,584,000 in Fiscal 1998.

         During Fiscal 1999 we disposed of certain underperforming assets and subsidiaries. During Fiscal 1999 and 1998 total revenue from these Rationalized Entities was approximately $22,164,000 and $19,581,000 respectively. The net patient service revenue of the Diagnostic Division for the period from July 1, 1998 until the date of sale was approximately $1,900,000 and the net operating loss was approximately $2,000,000 before recording the loss on sale. Net patient revenues from the Rehabilitation Management Division from July 1, 1998 until the date of sale were approximately $13,272,000, and the net operating loss was approximately $2,053,000 before recording the loss on the sale. The net patient service revenue of the Physician Practice Management Division for the period from July 1, 1998 until the date of sale was approximately $6,096,000 and the net operating loss was approximately $2,133,000.

         Revenue received under our contracts with HMO's amounted to 85% and 57% of medical services revenues in Fiscal 1999 and 1998, respectively. During Fiscal 1998, we provided managed care services for approximately 120,000 member months (members per month multiplied by the months for which services were available), which resulted in approximately $35,500,000 in revenue. During Fiscal 1999, the number of member months increased to approximately 625,000, which resulted in approximately $154,700,000 in revenue. The increase in member months was due in part to the August 1998 acquisition of the Caremed, Inc. contracts which produced revenue of approximately $22,000,000. The remaining increase in managed care revenue was due to the expansion of the managed care physician network and patient base.

         In the second half of Fiscal 1999 we began to reduce the number of physician practices in our IPA subsidiary and in Fiscal 2000 will no longer be at risk for the commercial members of our remaining IPA physicians. IPA commercial member months contributed approximately $11,000,000 of revenue during Fiscal 1999. IPA Medicare member months contributed approximately $58,000,000 of revenue during Fiscal 1999.

         Revenue received under fee for service arrangements which require us to assume the financial risks relating to payor mix and reimbursement rates accounted for 14.8% and 33% of revenue in Fiscal 1999 and 1998, respectively. The percentage decrease in the fee for service revenue was primarily a result of the Business Rationalization Program, the divestiture of the Specialty Physician Practices and Rehabilitation and Diagnostic divisions and the increase in our managed care revenue.

         Medicare and Medicaid, as a percentage of our medical service revenue, decreased from 22.2% to 6.4% of medical services revenue for Fiscal 1998 and 1999, respectively. This decrease was primarily attributable to the respective sale and closing of the Outpatient Rehabilitation and Physician Practice Subsidiaries and the increase in the number of doctors in the IPA .

EXPENSES

         Medical services expenses in Fiscal 1999 were approximately $163,238,000 or 89.4% of medical services revenue, compared to approximately $54,695,000 or 83.4% of medical services revenue for Fiscal 1998. Medical services expenses of our IPA increased from approximately $14,224,000 to approximately $80,249,000 as a result of acquisitions which occurred in Fiscal 1998. During Fiscal 1999 and Fiscal 1998, medical services expenses for the Rationalized Entities were approximately $14,389,000 and $10,334,000, respectively.

         Medical claims represent the cost of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $117,826,000 and $30,027,000 for Fiscal 1999 and 1998, respectively, or 76% and
84% of medical service revenues derived from our managed care entities. The decrease in medical claims as a percentage of medical services revenue was primarily due to a renegotiating of the terms of the managed care agreements during Fiscal 1998.

         Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians and other costs necessary to operate our facilities. Other direct costs were approximately $45,412,000 and $24,668,000 during Fiscal 1999 and 1998, respectively, or 24.9% and 37.6% of medical services revenues. The increase in other direct costs is due primarily to the acquisitions which occurred in Fiscal 1998.

         Payroll and employee benefits for administrative personnel was approximately $13,798,000 during Fiscal 1999, or 7.6% of revenues, compared to approximately $5,715,000 or 8.7% of revenues during Fiscal 1998. The decrease in these costs as a percentage of revenues is primarily due to the acquisitions which occurred in Fiscal 1998. Payroll and employee benefits for the Rationalized Entities was approximately $4,497,000 and $5,264,000 during Fiscal 1999 and 1998, respectively.

         General and administrative expenses for Fiscal 1999 were approximately $10,198,000 or 5.6% of revenues compared to approximately $8,435,000 or 12.9% of revenues for Fiscal 1998. The decrease in general and administrative expense as a percent of revenues is primarily due to the acquisitions which occurred in Fiscal 1998. General and administrative expenses from the Rationalized Entities was approximately $4,428,000 and $4,042,000, respectively.

         Amortization expense of intangible assets was approximately $4,162,000 for Fiscal 1999, as compared to approximately $2,279,000 for Fiscal 1998. In Fiscal 1999, we determined that approximately $11,717,000 of other intangible assets were impaired and, accordingly, wrote off the impaired assets. Amortization expense related to these impaired assets which was included in Fiscal 1999 was approximately $993,000. A similar write off of impaired intangible assets was determined to not be necessary in Fiscal 1998.

         The provision for bad debts includes approximately $1,500,000 and $4,800,000 related to notes receivable in Fiscal 1999 and 1998, respectively. In the first quarter of Fiscal 1998, we assigned the accounts receivable related to our behavioral health programs and assigned our behavioral health management contracts to third parties in exchange for notes receivable in the aggregate amount of $7,800,000. During Fiscal 1999, we stopped receiving payments and fully reserved the outstanding balances of the notes receivable at June 30, 1999. We increased our reserve on these notes for the remaining balance of the notes of approximately $1.5 million because, despite the issuance of demand notices to seek reimbursement, we were unsuccessful in our collection efforts.

In addition, although we had received partial payments on these notes during Fiscal 1998, we received payments of only $104,000 on one of these notes during Fiscal 1999. Excluding amounts related to notes receivable, bad debt expense was 2.5% of total revenue in Fiscal 1999 versus 1.5% for Fiscal 1998. This increase is a direct result of the adverse business operations which we experienced during Fiscal 1999. As a result of the Business Rationalization Program, the operating divisions which previously generated a significant portion of the accounts receivable balance, Specialty Physician Practice and Diagnostic Divisions, were rationalized in Fiscal 1999. The rationalization of these two divisions greatly impeded our ability to successfully collect the outstanding receivables. Accordingly, a significant increase in the allowance for doubtful accounts related to the accounts receivable was necessary.

LOSS FROM OPERATIONS

         Loss from operations for Fiscal 1999 was approximately $45,660,000 or 25.0% of total revenue, compared to an operating loss of approximately $13,925,000 or 21.2% of total revenues for Fiscal 1998. Excluding the approximately $11,717,000 write down of long-lived assets and the approximately $15,361,000 loss on disposal of subsidiaries, the Fiscal 1999 operating loss was approximately $18,582,000 or 10.2% of total revenue. Operating loss excluding the write down of long-lived assets and loss on disposal of subsidiaries declined as a percentage of revenue due to the implementation of the Business Rationalization Program, including the sale of underperforming assets.

INTEREST EXPENSE

         Interest expense for Fiscal 1999 was approximately $5,145,000 as compared to approximately $3,007,000 in Fiscal 1998. Interest expense recorded in Fiscal 1999 on the convertible subordinated notes payable (the "Notes") was approximately $3,639,000. Interest expense recorded in Fiscal 1998 on the Notes was approximately $2,453,000. The remaining interest expense relates to the other long term debt outstanding during the year and amortization of deferred financing costs. (See Note 7 of the Company's Consolidated Financial Statements.)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         In August, 1998, we recorded an extraordinary gain on extinguishment of debt of approximately $130,000 as a result of repurchasing $1,000,000 of our outstanding convertible subordinated notes payable (the "Notes") for a cash payment of approximately $700,000 and the write-off of related deferred financing costs and accrued interest payable.

NET INCOME (LOSS)

         Net loss for Fiscal 1999 was approximately $50,511,000 compared to a net loss of approximately $14,983,000 for Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial position has changed significantly since June 30, 1999. Throughout Fiscal 1998 and 1999 we experienced adverse business operations, recurring operating losses, and negative cash flow from operations, resulting in a significant working capital deficiency. Furthermore, as discussed below, we were unable to make certain of our scheduled interest payments. Our operating difficulties were in large part due to the underperformance of various entities which were acquired in Fiscal 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997. In order to strengthen itself financially and remain a going concern, we divested certain unprofitable operations and disposed of other underperforming assets in Fiscal 1999 and completed a restructuring of the convertible subordinated notes due 2002 (the "Notes") in Fiscal 2000 as more fully discussed below.

         On July 2, 1999 we purchased $4,000,000 face value of our Notes for approximately $200,000, recognizing a pre-tax gain on extinguishment of debt of approximately $3,800,000. We funded the purchase of our Notes from working capital.

         On February 15, 2000, we completed the Restructuring of the Notes and recorded a gain of approximately $9,472,000 as a result of the conversion of $31,000,000 of Notes into common stock, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2001. The remaining outstanding principal balance of the Notes of $10,000,000 was reinstated as a performing non-defaulted loan. Also, see Item 1 "Recent Developments - Debt Restructuring" and Note 6 of the Company's Consolidated Financial Statements.

         In conjunction with the Restructuring, we entered into a credit facility (the "New Credit Facility"). The New Credit Facility provides a revolving loan of $3,000,000 which matures March 31, 2001. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 6.58% at June 30, 2000. The New Credit Facility may be renewed annually at the option of the lender. The New Credit Facility has been guaranteed by a board member and an entity controlled by a board member. At June 30, 2000, we had not borrowed any amounts available under the New Credit Facility. See Note 7 of the Company's Consolidated Financial Statements.

         In August 1998, we entered into a credit facility with First Union Bank that provided for a $5,000,000 Acquisition Facility and a $5,000,000 Revolving Loan. We had borrowed the entire $5,000,000 Acquisition Facility to fund acquisitions. We never utilized the Revolving Loan. In April 1999 we used approximately $4,000,000 of the net proceeds from the sale of certain of our entities to reduce the outstanding balance on the facility. We amended the credit facility to provide, among other things, for the repayment of the remaining outstanding principal balance of approximately $1,000,000 by December 31, 1999. We obtained a waiver which extended the due date of the remaining balance to February 1, 2000 and repaid the outstanding balance on January 31, 2000.

         Effective December 31, 1999, we amended our contract with Foundation (the "Amendment"). The Amendment reduces our prior medical claims and long-term debt liabilities to Foundation as of May 31, 1999 to $1,500,000. The Amendment also requires us to remit to Foundation any reinsurance proceeds received for claims generated from Foundation members for the period June 1, 1998 through August 31, 1999 up to a maximum of $1,327,400. As a result of this Amendment, we recorded a contractual revision of previously recorded medical claims liability of approximately $3,054,000. This Amendment resulted in the reduction of medical claims payable by approximately $2,703,000 and the reduction of long-term debt by approximately $351,000.

         Effective October 1, 2000, the Company's HHAs, which primarily provide services to patients eligible under the Medicare program, will begin to be reimbursed by Medicare under PPS. During Fiscal 2000, the Company has taken steps to prepare the HHAs for these changes. However, we are unable to determine the effect PPS will have on us. There can be no assurance that the established fees will not change in a manner that could adversely affect our revenues. See "Reimbursement Considerations" and "The Balanced Budget Act of 1997."

         We have no current knowledge of any intermediary audit adjustment trends with respect to previously filed cost reports. However, as is standard in the industry, we remain at risk for disallowance and other adjustment to previously filed cost reports until final settlement. Our average settlement period with respect to our cost reports has historically ranged from two to three years.

         Our income before extraordinary gain on extinguishment of debt was approximately $870,000 for Fiscal 2000. Net cash provided by operations was approximately $2,008,000 due primarily to the income before extraordinary gain, non-cash amortization and depreciation expenses of approximately $4,011,000, a decrease in accounts receivable of approximately $510,000, offset by a decrease of medical claims payable of approximately $3,839,000 and accounts payable and accrued expenses of approximately $1,109,000.

         Our cash used in financing activities was approximately $2,431,000 for Fiscal 2000. Approximately $2,100,000 of this amount was used for scheduled payments for various notes payable.

         Our working capital deficit was approximately $4,409,000 at June 30, 2000.

         We continue to take steps to improve our cash flow and profitability. We believe that we will be able to fund all of our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements and the New Credit Facility. However, there can be no assurances that our cash flows and profitability will be sufficient to fund our operations and satisfy our obligations as they become due.

         We may need additional capital to fund our operations, and there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to us. If we incur or assume additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant effect on our operations.

         On August 15, 2000, the American Stock Exchange notified us of its decision to continue to list our common stock pending a review of our annual report. However, we are unable to guarantee that the American Stock Exchange will continue to list our common stock.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At June 30, 2000, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. Our New Credit Facility is interest rate sensitive; however, there is no balance currently outstanding. We have no material risk associated with interest rates, foreign currency exchange rates or commodity prices.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         The executive officers and directors of Continucare are as follows:

NAME                                         AGE     POSITION
----                                         ---     --------
Spencer J. Angel...................           34     President, Chief Executive Officer, Chief Operating Officer
                                                     and Director
Janet L. Holt......................           53     Chief Financial Officer
Charles M. Fernandez...............           38     Chairman of the Board
Phillip Frost, M.D.................           64     Vice Chairman of the Board
Robert J. Cresci...................           56     Director
Patrick M. Healy...................           42     Director


         SPENCER J. ANGEL has served as our President and Chief Executive Officer since the resignation of Mr. Fernandez on November 2, 1999. Prior to that time he served as our Executive Vice President and Chief Operating Officer since July 12, 1999, and he served as a member of our board of directors since September 30, 1999. Mr. Angel has served, since 1996, as director and president of Harter Financial, Inc., a diversified financial consulting firm. See "Certain Relationships and Related Transactions." In 1999, Mr. Angel served as president and chief executive officer of Medical Laser Technologies, Inc., a company that produces digital x-ray picture archiving and communications systems for cardiac catheterization labs. He was the secretary, treasurer and director of Autoparts Warehouse, Inc., an auto parts retail and service company, from September 1997 to January 1999. From December 1994 through August 1996 Mr. Angel was president of 5 East 41 Check Cashing Corp., a company engaged in the payroll service and armored car business. From November 1991 to 1994 Mr. Angel was an associate attorney with Platzer, Fineberg & Swergold, a law firm specializing in corporate financial reorganizations.

         JANET L. HOLT was appointed as our Chief Financial Officer in January 2000. Prior to that time she served as the Vice President of Finance - Managed Care Division since she joined the Company in July 1999. Prior to joining Continucare, Ms. Holt served as an audit Senior Manager at Ernst & Young, LLP since November 1997. From June 1995 to November 1997, Ms. Holt served as the Internal Auditor for InPhyNet Medical Management, Inc., and she served as an audit manager with Deloitte & Touche, LLP from 1992 to June 1995.

         CHARLES M. FERNANDEZ, our Chairman of the Board, is the president and chief executive officer and a director of Big City Radio, Inc. a company that owns and operates a network of radio stations, since November 1999. Mr. Fernandez co-founded Continucare in February 1996 and served as our Chairman of the Board, President and Chief Executive Officer from our inception until November 1, 1999, at which time he resigned as the President and Chief Executive Officer. From July 1999 until November 1999, Mr. Fernandez served as the chairman of Hispanic Internet Holdings, Inc., a Spanish online service provider that was acquired by Big City Radio in 1999. He has also served as the Vice-Chairman of Healthcare2Net Solutions, an internet solutions company, since March 30, 2000. Mr. Fernandez has also been a director of IVAX Corporation, a Florida corporation ("IVAX") since June 1998.

         PHILLIP FROST, M.D. has served as our Vice Chairman since September 1996. Dr. Frost has served, since 1987, as chairman of the board and chief executive officer of IVAX, a pharmaceutical manufacturer. He served as IVAX's president from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1970 to 1992. Dr. Frost was Chairman of the Board of

Directors of Key Pharmaceutical, Inc. from 1972 to 1986. He is chairman of the board of directors of Whitman Education Group, which is engaged in proprietary education and a director of Northrup Grumman which is in the aerospace industry. He is Vice Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

         ROBERT J. CRESCI has served as one of our directors since February 2000. He has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., SeraCare Inc., JFax.com, Inc., E-Stamp Corporation and several private companies.

         PATRICK M. HEALY has served as one of our directors since February 2000. He has served as president and chief administrative officer and as a member of the board of directors for Mayo Health Plan, Inc. since its inception in June 1996. Previously, Mr. Healy was president and chief executive officer and member of the board of directors for Cleveland Clinic Florida Health Plan from its inception in 1992 through 1996. Mr. Healy also served as a regional director of operations-southeast region and executive director Florida/Caribbean for The Travelers Insurance Company from 1990 through 1992.

         Officers serve at the pleasure of the board of directors, subject to the terms of any employment agreements. See "-Employment Agreements."

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been satisfied.

ITEM 11.      EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of (i) our chief executive officer, and (ii) the most highly compensated executive officers who were serving as an executive officer at the end of the last fiscal year, whose total annual salary and bonus, determined as of the end of the fiscal year ended June 30, 2000, exceeded $100,000, (hereinafter referred to as the named executive officers).

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                           ANNUAL COMPENSATION                          COMPENSATION
                                      -------------------------------                -------------------
              NAME AND                 FISCAL                          OTHER ANNUAL   NO. OF SECURITIES    ALL OTHER
         PRINCIPAL POSITION             YEAR    SALARY ($)  BONUS ($)  COMPENSATION   UNDERLYING OPTIONS COMPENSATION
         ------------------             ----    ----------  ---------  ------------   ------------------ ------------

Spencer Angel,...................        2000    207,867            0         (1)               0                 0
  President and Chief Executive
  Officer

Charles M. Fernandez,............        2000    139,891(2)         0         (1)               0            25,000(3)
  Chairman of the Board, former          1999    352,782       15,000         (1)               0                 0
  President and Chief Executive          1998    334,547            0         (1)         100,000                 0
  Officer

Janet Holt,......................        2000     83,077       20,000         (1)               0                 0
  Chief Financial Officer

-------------------
(1) The total perquisites and other personal benefits provided is less than 10% of the total annual salary and bonus to such officer.
(2) Represents salary earned as President and Chief Executive Officer through November 1, 1999.
(3) Reflects payments for services rendered as Chairman of the Board of Directors. See also "Certain Relationships and Related Transactions."

OPTION GRANTS DURING FISCAL 2000

         We did not grant any stock options to any of the named executive officers during Fiscal 2000. In addition, there were no stock appreciation rights granted in Fiscal 2000.

OPTION EXERCISES IN 2000 AND YEAR END OPTION VALUES

         The following table sets forth information with respect to (i) the number of unexercised options held by the named executive officers as of June 30, 2000, and (ii) the value as of June 30, 2000 of unexercised in-the-money options. No options were exercised by any of the named executive officers in Fiscal 2000.

                                        NUMBER OF SECURITIES                         VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED OPTIONS                    IN-THE-MONEY OPTIONS
                                          AT JUNE 30, 2000                          AT JUNE 30, 2000 ($)(1)
                                 -----------------------------------          -----------------------------------
                                 EXERCISABLE           UNEXERCISABLE          EXERCISABLE           UNEXERCISABLE
                                 -----------           -------------          -----------           -------------

Charles M. Fernandez                135,000                     0                  0                      0

------------------

(1) Market value of shares covered by in-the-money options on June 30, 2000, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

DIRECTOR COMPENSATION

         Other than the chairman of the board of directors, our directors do not currently receive any cash compensation for service on the board of directors but may be reimbursed for certain expenses in connection with attendance at board of director meetings or other meetings on our behalf. As discussed more fully below, the chairman of the board of directors is currently receiving an annual compensation of $50,000 during the term of office. Our directors are eligible to receive options under our Stock Option Plan. See also "Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with Spencer J. Angel and Charles M. Fernandez.

         Mr. Angel's employment agreement is for a one-year period commencing July 12, 1999, with additional one-year automatic renewals and provides for an annual base salary of $250,000. Additionally, he is eligible to receive a bonus equal to 7% of our earnings before interest, taxes, depreciation and amortization in excess of $3 million for the fiscal year. The agreement may be terminated by either party with or without cause upon 60 days notice prior to an anniversary date of the agreement. Pursuant to the terms of his agreement, Mr. Angel is prohibited from competing with Continucare for a one year period following termination of his employment with Continucare. In the event that Mr. Angel is terminated without cause, Mr. Angel is entitled to his base salary for the period of one year and any unpaid accrued bonus.

         In November 1999, Mr. Fernandez, our Chairman of the Board, resigned from his position as our president and chief executive officer. Upon his resignation, his employment agreement was modified to provide for an annual salary of $50,000, payable during his term as chairman of the board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Dr. Philip Frost, chairman of the compensation committee until April 2000, is also a director and executive officer of IVAX Corporation. Mr. Charles Fernandez, a member of the compensation committee since April 2000, served as our President and Chief Executive Officer until November 1999. Mr. Fernandez serves on the board of directors at IVAX Corporation.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 20, 2000 concerning the beneficial ownership of the common stock by (i) each person known by Continucare to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the directors and director nominees who own our shares, (iii) named executive officers, and (iv) all of our executive officers and directors as a group. All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person's spouse.

               NAME AND ADDRESS                       AMOUNT AND NATURE OF                    PERCENT OF
              OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)                COMMON STOCK(2)
              -------------------                   -----------------------                ---------------
Spencer J. Angel..........................                     300,800(3)                           *
   80 S.W. 8th Street
   Miami, FL 33131

Charles M. Fernandez......................                   2,179,167(4)                           6.5
   80 S.W. 8th Street
   Miami, FL 33131

Dr. Phillip Frost.........................                   5,586,133(5)                          16.7
   4400 Biscayne Boulevard
   Miami, FL  33137

Janet L. Holt.............................                           0                              0
   80 S.W. 8th Street
   Miami, FL  33131

Robert Cresci.............................                     100,000 (6)                          0
   c/o Pecks Management Partners, Ltd.
    One Rockefeller Plaza
    Suite 900
    New York, NY 10020

Patrick Healey............................                     100,000(6)                           *
   c/o Mayo Health Plan
    4168 South Point Parkway
    Suite 102
    Jacksonville, FL 32216

Strategic Investment Partners, Ltd........                   2,250,000(7)                           6.17
   Kaya Flamboyan 9
   Willemstad, Curacao
   Netherlands Antilles

Franklin Resources, Inc...................                   7,821,188(8)                          23.1
   777 Mariners Island Boulevard
   San Mateo, CA

Pecks Management Partners Ltd.............                   5,557,821(9)                          16.5
   One Rockefeller Plaza
   Suite 900
   New York, NY 10020

All directors and executive officers
   as a group (4 persons).................                   8,008,500                             23.6


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

(2)  Based on 33,240,090 shares outstanding as of September 20, 2000.

(3) Includes (i) 800 shares held by Arkangel, Inc., (ii) 200,000 shares held by Harter Financial, Inc. and (iii) 100,000 shares of common stock underlying options that are currently exercisable.

(4) Includes (i) 1,816,667 shares of Common Stock are owned of record by the Fernandez Family Limited Partnership, (ii) 27,500 shares held directly by Mr. Fernandez and (iii) 335,000 shares of Common Stock underlying options granted that are currently exercisable.

(5) Includes (i) 4,971,333 shares owed beneficially through Frost Nevada Limited Partnership (ii) 414,800 shares owned directly by Dr. Frost and
     (iii) 200,000 shares of common stock underlying options granted that are currently exercisable.

(6) Represents shares of common stock underlying options that are currently exercisable.

(7) Based on the most recent Schedule 13D/A, the Strategic Investment Partners, Ltd. is deemed to have sole voting power and each of Quasar Strategic Partners LDC, Quantum Industrial Partners LLC, QIH Management Investors, L.P. and QIH Management, Inc., Soros Fund Management, LLC and Mr. George Soros are deemed to have shared power.

(8) Based on the most recent Schedule 13G/A, these shares are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct or indirect investment advisory subsidiaries of Franklin Resources, Inc. Such advisory contracts grant to such advisor subsidiaries all investment and/or voting power over such shares owned by such advisory clients. Includes 639,188 shares that may be issued upon conversion of the Convertible Subordinated Notes due 2002.

(9) Includes 454,163 shares of Common Stock that may be issued upon the conversion of Convertible Subordinated Notes due 2002. Share information based on the most recent Schedule 13G.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         In May 1999 we entered into an agreement with Harter Financial, Inc. ("Harter") to assist us with a financial reorganization and to represent us in negotiating the restructuring of the Notes and a settlement with the noteholders. As compensation for its services, Harter received an initial fee of $50,000 on May 18, 1999. On October 18, 1999, the board of directors approved a final compensation package to be paid to Harter consisting of a cash payment of $150,000 and the issuance of 200,000 unregistered shares of our common stock, which were valued at $112,500 based on the closing price of our stock on the date of grant. Mr. Angel, our president and chief executive officer, is also the president and a 15% shareholder of Harter. However, as of May 18, 1999, Mr. Angel was not an officer or director of Continucare.

         In connection with the restructuring of the convertible subordinated notes which occurred in February 2000, we were required to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to guarantee the bank credit facility. We obtained such a bank credit facility and obtained guarantees from Dr. Phillip Frost, our vice chairman and from the Fernandez Family Limited Partnership, a trust controlled by Charles M. Fernandez. In consideration for providing the guarantees, we issued 500,000 shares of our common stock to Mr. Fernandez and 2,500,000 shares to Dr. Frost. These shares were valued at $3,375,000 based on the closing price of our stock on February 11, 2000 when the original guarantees were granted.

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

         (a)(3)   Exhibits

            3.1 Restated Articles of Incorporation of Company, as amended (3)

            3.2      Restated Bylaws of Company (3)

            4.1      Form of certificate evidencing shares of Common Stock (3)

            4.2 Indenture, dated as of October 30, 1997, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to 8% Convertible Subordinated Notes due 2002 (5)

            4.3 Registration Rights Agreement, dated as of October 30, 1997, by and between the Company and Loewenbaum & Company Incorporated (5)

            4.4 Continucare Corporation Amended and Restated 1995 Stock Option Plan (7)

            4.5      First Supplemental Indenture dated December 9, 1999 (15)

            4.6 Merrill Lynch WCMA Loan and Security Agreement, dated March 9, 2000 (15)

            4.7      2000 Employee Stock Option Plan (17)

            10.1 Employment Agreement between the Company and Charles M. Fernandez dated as of September 11, 1996 (2)

            10.2 Agreement and Plan of Merger by and among Continucare Corporation, Zanart Entertainment Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996 (1)

            10.3 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., AARDS, Inc. and Sheridan Healthcorp. Inc
                     (4)

            10.4 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., Rosenbaum, Weitz & Ritter, Inc. and Sheridan Healthcorp, Inc (4)

            10.5 Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Medical Management, Inc., Arthritis & Rheumatic Disease Specialties, Inc. and Sheridan Healthcare, Inc (4)

            10.6 Placement Agreement, dated as of October 27, 1997, between the Company and Loewenbaum & Company Incorporated (5)

            10.7 Purchase Agreement, dated as of September 4, 1997, by and among Continucare Corporation, Continucare Physician Practice Management, Inc., a wholly owned subsidiary of Continucare Corporation, DHG Enterprises, Inc. f/k/a Doctor's Health Group, Inc. and Doctor's Health Partnership, Inc., both Florida corporations, and Claudio Alvarez and Yvonne Alvarez (6)

            10.8 Stock Purchase Agreement, dated as of February 13, 1998, by and among Continucare Corporation, Continucare Rehabilitation Services, Inc., Integrated Health Services, Inc., Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc (8)

            10.9 Asset Purchase Agreement, dated as of April 7, 1998, by and among: (i) SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., Broward Managed Care, Inc., each a Florida corporation; (ii) First Medical Corporation, a Delaware corporation and First Medical Group, Inc., a Delaware corporation; and (iii) CNU Acquisition Corporation, a Florida corporation (9) and (10)

            10.10 Asset Purchase Agreement, dated as of August 18, 1998, by and among: (i) Caremed Health Systems, Inc.; (ii) Caremed Medical Management, Inc.; Caremed Health Administrators, Inc., each a Florida corporation; and (iii) Continucare Managed Care, Inc., a Florida corporation (11)

            10.11 Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998 (17)

            10.12 Asset Purchase Agreement, dated April 7, 1999, by and among: (i) Kessler Rehabilitation of Florida, Inc., a Florida Corporation; Rehab Management Systems, Inc., a Florida Corporation; Continucare Occmed Services, Inc., a Florida Corporation; and Continucare Corporation, a Florida Corporation (12)

            10.13 Employment Agreement dated July 12, 1999 between Continucare Corporation and Spencer Angel (13)

            10.14 Lease Agreement, dated as of the 28th day of July 1999, between Doral Park Joint Venture, Lennar Mortgage Holdings Corporation, LNR/CREC Brickell Bayview Limited Partnership, and Universal American Realty Corporation, as tenants-in-common, and Continucare Corporation (17)

            10.15 First Amendment to Employment Agreement, dated October 1, 1999, between Charles Fernandez and Continucare Corporation
                     (13)

            10.16 Second Amendment to Employment Agreement between Charles M. Fernandez and the Company, entered into as of the 1st day of November 1999 (14)

            10.17 First Amendment to Employment Agreement between Spencer J. Angel and the Company, entered into as of the 1st day of November, 1999 (14)

            21.1     Subsidiaries of the Company (17) (Exhibit 21.1)

            23.1     Consent of Ernst & Young LLP (17) (Exhibit 23.1)

            27.1     Financial Data Schedule (17) (Exhibit 27.1 )

            99.1 Consent Letter and Agreement to the First Supplemental Indenture between the Securityholders of the Convertible Notes due 2002 and Continucare Corporation, dated December 9, 1999 (15)

Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

                     (1)  Current Report Form 8-K dated August 9, 1996.

                     (2) Form 10-KSB filed with the Commission on September 30, 1996.

                     (3) Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.

                     (4)  Form 8-K filed with the Commission on April 25, 1997.

                     (5) Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.

                     (6) Form 8-K dated October 31, 1997 and filed with the Commission on November 13, 1997.

                     (7) Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

                     (8) Form 8-K dated February 13, 1998 and filed with the Commission on February 26, 1997.

                     (9) Form 8-K dated April 14, 1998 and filed with the Commission on April 27, 1998.

                     (10) Form 8-K/A dated May 11, 1998 and filed with the
                          Commission on May 15, 1998.

                     (11) Form 8-K dated and filed with the Commission on
                          September 2, 1998.

                     (12) Form 8-K dated April 21, 1999 and filed with the
                          Commission on April 23, 1999.

                     (13) Form 10-K/A for the fiscal year ended June 30, 1999.

                     (14) Form 10-K/A, Amendment No. 2 for the fiscal year ended
                          June 30, 1999.

                     (15) Form 10-Q for the quarterly period ended December 31,
                          1999

                     (16) Form 10-Q for the quarterly period ended March 31,
                          2000.

                     (17) Filed herewith.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed with the Securities and Exchange Commission in the fourth quarter of Fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CONTINUCARE CORPORATION

                             By:/s/ SPENCER J. ANGEL
                                -----------------------------------------------
                                SPENCER J. ANGEL
                                Chief Executive Officer, Chief Operating
                                Officer and President

Dated:   September 28, 2000

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                                 DATE
                ---------                               -----                                 ----
/s/ SPENCER J. ANGEL                  President, Chief Executive Officer, Chief        September 28, 2000
-----------------------------               Operating Officer and Director
    Spencer J. Angel                        (Principal Executive Officer)

/s/ JANET L. HOLT                              Chief Financial Officer                 September 28, 2000
-----------------------------             (Principal Accounting Officer and
Janet L. Holt                                Principal Financial Officer)

/s/ CHARLES M. FERNANDEZ                        Chairman of the Board                  September 28, 2000
-----------------------------
Charles M. Fernandez

/s/ PHILLIP FROST, M.D.                       Vice Chairman of the Board               September 28, 2000
-----------------------------
Phillip Frost, M.D.

/s/ ROBERT CRESCI                                      Director                        September 28, 2000
-----------------------------
Robert Cresci

/s/ PATRICK HEALY                                      Director                        September 28, 2000
-----------------------------
Patrick Healy

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   ----

Report of Independent Certified Public Accountants........................................         F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999..................................         F-3

Consolidated Statements of Operations for the years ended June 30, 2000, 1999
     and 1998.............................................................................         F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
   June 30, 2000, 1999 and 1998...........................................................         F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999
     and 1998.............................................................................         F-6

Notes to Consolidated Financial Statements................................................         F-8


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Continucare Corporation and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Continucare Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation and subsidiaries at June 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Miami, Florida
September 11, 2000, except for the
third paragraph of Note 7, as to
which the date is September 27, 2000

                             CONTINUCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     JUNE 30,
                                                                                        -------------------------------
                                                                                           2000               1999
                                                                                        ------------       ------------
                                        ASSETS
Current assets
   Cash and cash equivalents .....................................................      $  2,535,540       $  3,185,077
   Accounts receivable, net of allowance for doubtful accounts of $5,752,000 and
     $5,752,000, respectively ....................................................            94,966            604,524
   Other receivables .............................................................           697,977            266,057
   Prepaid expenses and other current assets .....................................           368,431            298,899
                                                                                        ------------       ------------
     Total current assets ........................................................         3,696,914          4,354,557
Equipment, furniture and leasehold improvements, net .............................           880,873          1,098,289
Cost in excess of net tangible assets acquired, net of accumulated amortization of
   $5,929,000 and $3,837,000 respectively ........................................        19,932,891         22,346,156
Deferred financing costs, net of accumulated amortization of $426,000 and
   $1,203,000, respectively ......................................................         2,964,375          2,551,811
Other assets, net ................................................................            70,127             69,165
                                                                                        ------------       ------------
     Total assets ................................................................      $ 27,545,180       $ 30,419,978
                                                                                        ============       ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable ..............................................................      $    687,703       $    842,442
   Accrued expenses ..............................................................         2,336,398          2,358,346
   Accrued salaries and benefits .................................................           923,656          1,856,140
   Medical claims payable ........................................................           985,835          4,825,081
   Due to Medicare ...............................................................            73,527            302,358
   Current portion of convertible subordinated notes payable .....................           700,000         45,000,000
   Current portion of long-term debt .............................................         2,276,635          6,857,946
   Accrued interest payable ......................................................             6,044          2,400,022
   Current portion of capital lease obligations ..................................           115,685            112,652
                                                                                        ------------       ------------
     Total current liabilities ...................................................         8,105,483         64,554,987
Capital lease obligations, less current portion ..................................           103,682            123,436
Convertible subordinated notes payable ...........................................        11,050,000                 --
Long-term debt, less current portion .............................................         5,023,244          1,396,753
                                                                                        ------------       ------------
     Total liabilities ...........................................................        24,282,409         66,075,176
Commitments and contingencies
Shareholders' equity (deficit)
   Common stock, $0.0001 par value: 100,000,000 shares authorized; 36,236,283 shares issued and 33,240,090 shares outstanding at June 30, 2000; and
     17,536,283 shares issued and 14,540,091 shares outstanding at
     June 30, 1999 ...............................................................             3,325              1,455
   Additional paid-in capital ....................................................        57,708,595         32,910,465
   Accumulated deficit ...........................................................       (49,024,448)       (63,142,417)
   Treasury stock (2,996,192 shares at June 30, 2000 and 1999) ...................        (5,424,701)        (5,424,701)
                                                                                        ------------       ------------
     Total shareholders' equity (deficit) ........................................         3,262,771        (35,655,198)
                                                                                        ------------       ------------
     Total liabilities and shareholders' equity (deficit) ........................      $ 27,545,180       $ 30,419,978
                                                                                        ============       ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              FOR THE YEAR ENDED JUNE 30,
                                                                   ----------------------------------------------------
                                                                       2000                1999               1998
                                                                   -------------       -------------       ------------

   Medical services revenue, net ............................      $ 116,582,895       $ 182,526,752       $ 65,584,293

   Expenses
     Medical services:
       Medical claims .......................................         82,480,144         117,826,175         30,027,284
       Contractual  revision of previously  recorded  medical
           claims liability .................................         (3,053,853)                 --                 --
       Other ................................................         18,197,211          45,411,645         24,668,162
     Payroll and employee benefits ..........................          5,687,030          13,797,555          5,714,653
     Provision for bad debts ................................                 --           6,196,384          5,778,216
     Professional fees ......................................            895,716           1,886,661          1,637,957
     General and administrative .............................          5,777,317          10,198,385          8,435,001
     Write down of long-lived assets ........................                 --          11,717,073                 --
     Loss on disposal of subsidiaries .......................                 --          15,361,292                 --
     Depreciation and amortization ..........................          2,918,534           5,791,982          3,247,717
                                                                   -------------       -------------       ------------
       Subtotal .............................................        112,902,099         228,187,152         79,508,990
                                                                   -------------       -------------       ------------

Income (loss) from operations ...............................          3,680,796         (45,660,400)       (13,924,697)

Other income (expense)
   Interest income ..........................................             43,147             138,963            932,397
   Interest expense-convertible subordinated notes payable ..         (2,054,710)         (3,639,433)        (2,453,333)
   Interest expense-other ...................................         (1,182,794)         (1,505,779)          (553,998)
   Other ....................................................            383,623              24,906            107,696
                                                                   -------------       -------------       ------------

Income (loss) before income taxes and extraordinary items ...            870,062         (50,641,743)       (15,891,935)
Benefit for income taxes ....................................                 --                  --           (909,000)
                                                                   -------------       -------------       ------------
Income (loss) before extraordinary items ....................            870,062         (50,641,743)       (14,982,935)
Extraordinary gain on extinguishment of debt ................         13,247,907             130,977                 --
                                                                   -------------       -------------       ------------
Net income (loss) ...........................................      $  14,117,969       $ (50,510,766)      $(14,982,935)
                                                                   =============       =============       ============

Basic and diluted earnings (loss) per common share:
   Income (loss) before extraordinary item ..................      $         .04       $       (3.50)      $      (1.20)

   Extraordinary gain on extinguishment of debt .............                .61                 .01                 --
                                                                   -------------       -------------       ------------

   Net income (loss) ........................................      $         .65       $       (3.49)      $      (1.20)
                                                                   =============       =============       ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                             RETAINED                      TOTAL
                                                             ADDITIONAL      EARNINGS                  SHAREHOLDERS'
                                                 COMMON        PAID-IN     (ACCUMULATED    TREASURY       EQUITY
                                                 STOCK         CAPITAL       DEFICIT)       STOCK        (DEFICIT)
                                              ------------- -------------- ------------- ------------- --------------
Balance at June 30, 1997 ...................   $ 1,089    $ 14,549,884    $  2,351,284    $(2,284,330)   $ 14,617,927

Issuance of stock related to Doctors Health
   Group ...................................        25       2,311,294              --             --       2,311,319

Issuance of stock related to other
   acquisitions ............................         8         401,277              --             --         401,285

Issuance of stock related to private
   placement, net of costs .................       225      10,574,775              --             --      10,575,000

Exercise of stock warrants and options .....        27       1,101,973              --             --       1,102,000

Settlement of former shareholder claim .....        --       1,385,100              --     (2,958,350)     (1,573,250)

Issuance of stock warrants .................        --         775,000              --             --         775,000

Net loss ...................................        --              --     (14,982,935)            --     (14,982,935)
                                               -------    ------------    ------------    -----------    ------------

Balance at June 30, 1998 ...................     1,374      31,099,303     (12,631,651)    (5,242,680)     13,226,346

Receipt of stock in settlement of receivable        (7)             --              --       (182,021)       (182,028)

Issuance of stock for settlement of former
   shareholder claim .......................        30             (30)             --             --              --

Issuance of stock related to ZAG acquisition        58       1,811,192              --             --       1,811,250

Net loss ...................................        --              --     (50,510,766)            --     (50,510,766)
                                               -------    ------------    ------------    -----------    ------------

Balance at June 30, 1999 ...................     1,455      32,910,465     (63,142,417)    (5,424,701)    (35,655,198)

Issuance of stock to Harter Financial, Inc.         20         112,480              --             --         112,500

Issuance of stock to guarantor of credit
   facility ................................       300       3,374,700              --             --       3,375,000

Issuance of stock for debt restructuring ...     1,550      21,310,950              --             --      21,312,500

Net income .................................        --              --      14,117,969             --      14,117,969
                                               -------    ------------    ------------    -----------    ------------

Balance at June 30, 2000 ...................   $ 3,325    $ 57,708,595    $(49,024,448)   $(5,424,701)   $  3,262,771
                                               =======    ============    ============    ===========    ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEAR ENDED JUNE 30,
                                                                            ------------------------------------------
                                                                               2000            1999            1998
                                                                            ----------      ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss) ..................................................   $ 14,117,969    $(50,510,766)   $(14,982,935)
   Adjustments to reconcile net income (loss) to cash provided by
         (used in) operating activities:

      Depreciation and amortization, including amortization of
         deferred loan costs ..........................................      3,752,653       6,705,221       3,648,581
      Provision for bad debts .........................................             --       4,656,384       1,953,013
      Write down of long-lived assets .................................             --      11,717,073              --
      Provision for notes receivable ..................................             --       1,540,000       3,825,219
      Loss on treasury stock transaction ..............................             --              --         426,750
      Loss on disposal of subsidiaries ................................             --      15,361,292              --
      Amortization of discount on notes payable .......................        258,349         254,531              --
       Contractual revision of previously recorded medical claims
         liability ....................................................     (3,053,853)             --              --
       Gain on disposal of equipment ..................................        (23,123)             --              --
      Gain on early extinguishment of debt ............................    (13,247,907)       (130,977)             --
      Compensation expense on exercise of warrants ....................             --              --         212,500
    Changes in assets and liabilities, excluding the effect of acquisitions and disposals:
      Decrease (increase) in accounts receivable ......................        509,558         290,226      (5,042,680)
      (Increase) decrease  in prepaid expenses and other current assets        (69,532)        191,644         127,467
      Increase in other receivables ...................................       (431,920)       (221,092)     (2,891,744)
      Decrease in income tax receivable ...............................             --       1,800,000              --
      Increase in intangible assets ...................................             --          75,674              --
      (Increase) decrease in other assets .............................           (962)         24,141        (206,662)
      Decrease in deferred tax asset, net .............................             --              --         505,699
      (Decrease) increase in accounts payable and accrued expenses ....     (1,109,171)     (1,516,093)      2,311,647
      (Decrease) increase in medical claims payable ...................     (1,135,939)      3,858,831              --
       Increase in due to (from) Medicare .............................        413,174       2,754,764       1,427,673
      Increase in accrued interest payable ............................      2,029,043       1,776,466         586,261
      Decrease in income and other taxes payable ......................             --              --        (693,709)
                                                                            ----------      ----------       ---------
Net cash provided by (used in) operating activities ...................      2,008,339      (1,372,681)     (8,792,920)
                                                                            ----------      ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash proceeds from disposal of subsidiaries ........................             --       5,642,216              --
   Cash paid for acquisitions .........................................             --      (4,640,000)    (37,972,997)
   Property and equipment additions ...................................       (227,137)       (751,708)     (1,006,706)
                                                                            ----------      ----------       ---------
Net cash (used in) provided by investing activities ...................       (227,137)        250,508     (38,979,703)
                                                                            ----------      ----------       ---------



CONTINUED ON NEXT PAGE.

                             CONTINUCARE CORPORATION

                                                                                   FOR THE YEAR ENDED JUNE 30,
                                                                           ------------------------------------------
                                                                               2000           1999            1998
                                                                           ------------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on Convertible Subordinated Notes ..........................   $   (560,000)   $  (720,000)   $ (2,000,000)
   Principal repayments under capital lease obligation .................        (40,319)      (247,619)       (254,233)
   Proceeds received from private placement of common stock ............             --             --      10,575,000
   Payments on acquisition notes .......................................             --     (1,475,000)       (892,500)
   Payment of deferred financing costs .................................        (15,000)      (161,051)     (3,000,000)
   Payment of restructuring costs ......................................       (310,792)            --              --
   Proceeds from Convertible Subordinated Notes ........................             --             --      46,000,000
   Proceeds from Term and Revolving Notes ..............................             --      5,000,000       2,500,000
   Proceeds from issuance of common stock ..............................             --             --         889,500
   Repayment of Term and Revolving Notes ...............................     (1,064,255)    (3,935,745)     (5,000,000)
   Repayments to Medicare per agreement ................................       (440,373)    (1,736,579)             --
   Proceeds from note repayment ........................................             --        147,520              --
   Repayment of shareholder note .......................................             --             --        (599,000)
                                                                           ------------    -----------    ------------
Net cash (used in) provided by financing activities ....................     (2,430,739)    (3,128,474)     48,218,767
                                                                           ------------    -----------    ------------
Net (decrease) increase in cash and cash equivalents ...................       (649,537)    (4,250,647)        446,144
Cash and cash equivalents at beginning of fiscal year ..................      3,185,077      7,435,724       6,989,580
                                                                           ------------    -----------    ------------
Cash and cash equivalents at end of fiscal year ........................   $  2,535,540    $ 3,185,077    $  7,435,724
                                                                           ============    ===========    ============

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Notes payable issued for acquisitions ..................................   $         --    $ 5,819,411    $         --
                                                                           ============    ===========    ============
Receipt of stock in settlement of receivable ...........................   $         --    $   182,028    $         --
                                                                           ============    ===========    ============
Stock issued in ZAG acquisition ........................................   $         --    $ 1,811,250    $         --
                                                                           ============    ===========    ============
Stock issued for deferred financing costs ..............................   $  3,375,000    $        --    $         --
                                                                           ============    ===========    ============
Stock issued for extinguishment of debt ................................   $ 21,312,500    $        --    $         --
                                                                           ============    ===========    ============
Note payable issued for refunds due to Medicare for overpayments .......   $    642,005    $        --    $         --
                                                                           ============    ===========    ============
Purchase of furniture and fixtures with proceeds of capital lease
         obligations...................................................    $    181,484    $        --    $         --
                                                                           ============    ===========    ============
Cash paid for interest .................................................   $    106,534    $ 2,125,895    $  2,021,070
                                                                           ============    ===========    ============
Cash paid for income taxes .............................................   $         --    $        --    $  1,528,445
                                                                           ============    ===========    ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Continucare Corporation ("Continucare" or the "Company"), which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home health care services in Florida. Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of June 30, 2000 the Company operated, owned and/or managed: (i) seventeen staff model clinics in South and Central Florida; an Independent Practice Association with 81 physicians; and two Home Health agencies. For Fiscal 2000 approximately 57% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc. ("Humana") and 39% of net medical services revenue was derived from managed care contracts with Foundation Health Corporation ("Foundation"). (Foundation and Humana may hereinafter be collectively referred to as "the HMOs".) For Fiscal 1999 approximately 34% of net medical services revenue was derived from managed care contracts with Humana and 51% of net medical services revenue was derived from managed care contracts with Foundation. For Fiscal 1998 approximately 19% of net medical services revenue was derived from managed care contracts with Humana and 38% of net medical services revenue was derived from managed care contracts with Foundation.

Throughout Fiscal 1998 and 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, and significant working capital deficiencies. Furthermore, as discussed below and further in Note 6, the Company was unable to make the interest payments due April 30, 1999 and October 31, 1999 on the Company's Convertible Subordinated Notes Payable (the "Notes"). The Company's operating difficulties were in large part due to the underperformance of various entities which were acquired in fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997.

To strengthen the Company financially, during Fiscal 1999 the Company began a business rationalization program (the "Business Rationalization Program") to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions, and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, the Company sold or closed its Outpatient Rehabilitation subsidiary, its Diagnostic Imaging subsidiary and Specialty Physician Practice subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other employee-related costs). The rationalization liability associated with these divestitures was approximately $751,000 at June 30, 2000. Other than payments totally approximately $6,500, there were no changes in the rationalization liability during Fiscal 2000. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model.

The Company's financial position has changed significantly since June 30, 1999. As a result of the Financial Restructuring Program, in Fiscal 2000, the Company instituted a series of measures intended to reduce losses and to operate the remaining acquired businesses profitably. Beginning in the third quarter of Fiscal 2000, such measures have had a positive impact on profitability and cash flow of the Company. Furthermore, as discussed in Note 6, in Fiscal 2000, the Company completed a restructuring of its Notes.

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents--The Company defines cash and cash equivalents as those highly-liquid investments purchased with an original maturity of three months or less.

Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits.

Accounts Receivable--Accounts receivable result primarily from medical services provided to patients on a fee-for-service basis and on a capitated basis and from hospitals where the Company provides medical services. Fee-for-service amounts are paid by government sponsored health care programs (primarily Medicare and Medicaid), insurance companies, self-insured employers and patients.

Accounts receivable include an allowance for contractual adjustments, charity and other adjustments. Contractual adjustments result from differences between the rates charged for the service performed and amounts reimbursed under government sponsored health care programs and insurance contracts. Charity and other adjustments, which were immaterial for the years ended June 30, 2000, 1999, and 1998, represent services provided to patients for which fees are not expected to be collected at the time the service is provided. Accounts receivable are also presented net of intermediary final settlement adjustments.

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

Costs In Excess Of Net Tangible Assets Acquired--Costs in excess of net tangible assets acquired are stated net of accumulated amortization and are amortized on a straight-line basis over periods ranging from 3 to 20 years. The Company periodically evaluates the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. Indicators of a permanent impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At June 30, 1999, the Company believed that certain of its costs in excess of net tangible assets acquired - primarily those related to its Independent Practice Association ("IPA") and one of its Home Health divisions, $9,200,000 and $2,200,000 respectively - were impaired based upon recent and anticipated significant cash flow deficiencies. As the net present value of expected future cash flows for these operating entities were negative, the following intangible assets were written off during Fiscal 1999:

        Goodwill                                            $  7,724,000
        Identifiable intangibles:
             Contract rights                                   3,159,000
             Other, including assembled workforce
                and tradenames                                   564,000

        Other                                                    270,000
                                                           -----------------
                                                            $ 11,717,000
                                                           =================

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


No such adjustment was required at June 30, 2000.

Deferred Financing Costs--Expenses incurred in connection with the New Credit Facility and the guarantee related to the New Credit Facility have been deferred and are being amortized using the interest method over the life of the facility and the guarantee. (See Note 7.)

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

         CONVERTIBLE SUBORDINATED NOTES PAYABLE--The fair value at June 30, 2000 is approximately $948,000 based on the market value of the Company's common stock and at June 30, 1999 the fair value approximated $2,360,000 based on the proposed terms of the Restructuring.

         LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS--The carrying value at June 30, 2000 and 1999 approximates fair value based on the terms of the obligations. The Company has imputed interest on non-interest bearing debt using an incremental borrowing rate of 8%.

Accounting for Stock-Based Compensation--The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Note 11).

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

Fee for service arrangements (11% and 29% of medical services net revenue in Fiscal 1999 and 1998, respectively) require the Company to assume the financial risks relating to payor mix and reimbursement rates. The Company receives reimbursement for these services under either the Medicare or Medicaid programs or payments from the individual, insurers, self-funded benefit plans or third-party payors. The Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, or discounts from established charges. Revenue is recorded as an estimated amount, net of contractual allowances. These accounts, which are unsecured, have longer collection periods than capitated fee contracts and require the Company to bear

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


the credit risk of uninsured individuals. The contribution from fee for service revenue for Fiscal 2000 was insignificant, primarily as a result of the Business Rationalization Program and the divestiture of the Diagnostic Imaging and Physician Practice Subsidiaries.

Under the Company's contracts with Humana and Foundation, the Company receives a fixed, monthly fee from the HMOs for each covered life in exchange for assuming responsibility for the provision of medical services. Total medical services net revenue related to Foundation approximated 39%, 51% and 38% for Fiscal 2000, 1999 and 1998, respectively. Total medical services net revenue relating to Humana approximated 57%, 34% and 19% for Fiscal 2000, 1999 and 1998, respectively. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided.

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid healthcare services with HMOs. No contracts are considered loss contracts at June 30, 2000 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

Approximately 4% and 10% of the Company's medical services net revenue in Fiscal 1999 and 1998, respectively, was earned through contracts, which are directly between the payor (i.e., hospital), and the Company. These contracts provide for payments to the Company based upon a fixed percentage of the hospital's charges related to the services provided by the Company to patients of the hospital. The contribution from contracts in Fiscal 2000 was insignificant, primarily as a result of the Business Rationalization Program and the divestiture of the Outpatient Rehabilitation Subsidiary.

Certain of the Company's services are paid based on a reasonable cost methodology. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the payor. Changes in the estimated settlements recorded by the Company may be adjusted in future periods as final settlements are determined.

Revenue from the Medicare and Medicaid programs, accounted for approximately 4%, 6%, and 50% of the Company's net medical service revenue for the years ended June 30, 2000, 1999, and 1998, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Changes in the estimates are charged or credited to operations as the estimates are revised.

Recent Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. This statement is effective for years beginning after June 15, 2000. The adoption of this new accounting standard is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

In connection with the purchase of AARDS, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by Jay Ziskind, Ken Arvin and Dr. Norman Gaylis. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In September 1998, the Company paid approximately $2,000,000 to ZAG in connection with an agreement and plan of merger executed between the Company and ZAG which effectively canceled the put/call agreement. Cash of $115,000 was paid and the remaining $1,885,000 was paid by issuing 575,000 unregistered shares of the Company's common stock with a fair market value of approximately $1,600,000 on the date of issuance. However, because the common stock issued did not have an aggregate fair market value of

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED)


approximately $1,885,000 on October 15, 1999, the agreement and plan of merger provided that the Company would pay additional cash consideration or issue additional shares of its common stock so that the aggregate value of the stock issued is approximately $1,885,000. Additional consideration of approximately $1,600,000 in cash or approximately 2,327,000 shares of the Company's common stock (based on the June 30, 2000 market price) would have to be issued. At this time no additional payment has been made to ZAG.

On November 15, 1999, the Company commenced litigation against ZAG and its affiliated parties alleging breach of fiduciary duties, improper billing, and seeking return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the agreement and plan of merger. A counterclaim was filed against the Company on December 20, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida. The counterclaim alleged breach of contract, tortious interference and conversion. The Company may be required to pay in excess of $1,600,000 of additional consideration, in the form of either cash or stock, representing the difference between $1,885,000 and the fair market value of the 575,000 unregistered shares of the Company's common stock previously issued to ZAG in connection with the agreement and plan of merger.

On March 12, 1999, the Company closed CPPM by selling assets totaling approximately $3,675,000 and closing offices that represented assets totaling approximately $1,069,000. As a result of closing CPPM, the Company recorded a loss on disposal of approximately $4,200,000 which consisted of the following:

Equipment, furniture and leasehold improvements                  $  405,000
Goodwill                                                          3,131,000
Identifiable intangibles, including contracts
   and assembled work force                                         670,000

Other, including deposits and prepaid expenses                       61,000
Liabilities assumed                                                 (67,000)
                                                              ----------------
                                                                 $4,200,000
                                                              ================


Net patient revenue and net operating loss for CPPM (prior to recording the loss on disposal) was approximately $6,096,000 and $2,133,000, respectively, for the year ended June 30, 1999. Approximately 60 employees were terminated as a result of the closure of this division. Neither severance nor any other significant exit costs were incurred as a result of this closure.

HOME HEALTH SERVICES

On September 19, 1997, the Company acquired the stock of Maxicare, Inc. ("Maxicare"), a Florida based home health agency for $4,200,000 including approximately $900,000 of liabilities assumed. In addition, $300,000 of additional purchase price was contingent upon maintaining various performance criteria. No amounts have been paid to the former owner of Maxicare, Inc. pursuant to the contingent purchase price from the acquisition. The acquisition is being accounted for under the purchase method of accounting. Tangible assets recorded consisted primarily of cash, receivables and equipment. The purchase price in excess of the fair value of the net tangible assets acquired was approximately $3,048,000 and included approximately $1,189,000 in separately identifiable intangible assets. Goodwill was being amortized over 20 years and separately identifiable intangible assets were being amortized over periods ranging from 3 to 20 years. The consolidated financial statements include the accounts of Maxicare since the date of acquisition. As discussed in Note 2, during Fiscal 1999 management determined that the intangible assets associated with Maxicare were impaired.

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED)


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

On December 27, 1998, the Company sold the stock of the Diagnostic Imaging Services Subsidiary (the "Subsidiary") for a cash purchase price of $120,000 to Diagnostic Results, Inc. Prior to the sale, the Subsidiary conveyed through dividends all of the accounts receivable of the Subsidiary to the Company. All obligations for trade payables existing on the date of sale remained the obligations of the Company. As a result of this transaction, the Company recorded a loss on disposal of approximately $4,152,000, which consisted of the following:

Operating lease accrual                                    $1,000,000
Equipment, furniture and leasehold
    improvements                                            1,512,000
Goodwill                                                      750,000
Contractual rights                                          1,043,000
Liabilities assumed                                           (33,000)
Consideration received                                       (120,000)
                                                       ----------------
                                                           $4,152,000
                                                       ================

Net patient revenue and net operating loss (prior to recording the loss on disposal) were approximately $1,900,000 and $2,000,000, respectively, for the year ended June 30, 1999. Approximately 60 employees were terminated as a result of the sale. Neither severance nor any other significant exit costs were incurred as a result of the sale. The operating lease accrual includes several leases requiring monthly payments through 2007. Through June 30, 2000 approximately $41,500 of this liability had been paid.

REHABILITATION MANAGEMENT SERVICES

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc., collectively referred to as "RMS", for a total purchase price of approximately $10,500,000, including acquisition costs of approximately $500,000. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient rehabilitation services. The acquisition was accounted for under the purchase method of accounting. Tangible assets recorded consisted principally of receivables and equipment. The purchase price in excess of the fair value of the net tangible assets acquired of approximately $6,160,000 was recorded as goodwill and was being amortized using the straight-line method over a weighted average life of 15 years.

On April 8, 1999, the Company sold substantially all the assets of RMS to Kessler Rehabilitation of Florida, Inc. ("Kessler") for $5,500,000 in cash and the assumption of certain liabilities. The Company recorded a loss on sale of approximately $6,800,000, which consisted of the following:

Net working capital                                        $4,838,000
Equipment, furniture and leasehold improvements             1,739,000
Goodwill                                                    5,723,000
Consideration received                                     (5,500,000)
                                                       ----------------
                                                           $6,800,000
                                                       ================

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED)


The consolidated financial statements included the accounts of RMS from the date of purchase to the date of sale. Net patient revenue and net operating loss (prior to recording the loss on disposal) were approximately $13,272,000 and $2,053,000, respectively, for the year ended June 30, 1999. Approximately 600 employees were terminated as a result of the sale and severance costs of approximately $50,000 was accrued and paid prior to June 30, 1999. No other significant exit costs were incurred as a result of the sale. A member of the Company's Board of Directors at the time of the sale was also a director of Kessler.

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

On January 1, 1998, the Company acquired certain of the assets of Medical Services Organization, Inc. ("MSO") for a total purchase price of $4,260,000. MSO provides healthcare services at outpatient centers through capitated managed care contracts. The Company paid $2,560,000 in cash and entered into a note payable totaling $1,700,000. The acquisition is being accounted for under the purchase method of accounting. The entire purchase price was in excess of the net tangible assets acquired and was recorded as contract costs. These costs were being amortized using the straight-line method over 10 years. The amortization period is based on the remaining life of the contract acquired. The note was payable in six equal monthly installments beginning May 1, 1998. At June 30, 1999 the note had been paid in full. In addition, the Company is obligated to pay the owners of MSO an additional purchase price up to a maximum amount of $25,000,000 based on the annualized net revenues of the acquired contract for the twelve month period ended December 31, 1998, as adjusted under the terms of the acquisition agreement with the former owner of MSO, times a multiple of 4.25. The additional purchase price, if any, may be paid entirely in Common Stock of the Company; however the Company may, at its discretion, pay 50% of the additional purchase price in cash. Based on the performance of the contract for that period, the Company has not paid or accrued for any additional purchase price. Furthermore, as discussed in Note 2, in Fiscal 1999 management determined that the intangible assets of MSO were impaired. The consolidated financial statements include the accounts of MSO since the date of purchase.

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

In August 1998, the Company purchased the contracts of CareMed Inc. ("CareMed"), a managed care healthcare company which owns or has agreements with approximately 30 physician practices. The total purchase price was approximately $6,700,000, of which $4,200,000 was paid at closing and the remaining balance is

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED)


payable in equal monthly installments over the ensuing 24 months. The entire purchase price was in excess of the net tangible assets acquired and was recorded as contract costs. These costs were being amortized over 10 years. As discussed in Note 2, management has determined that the intangible assets associated with this operation were impaired. The consolidated financial statements included the accounts of CareMed since the acquisition date.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the above transactions had been completed at the beginning of the year preceding the respective transaction dates. The pro forma data gives effect to actual operating results prior to the transactions and adjustments to depreciation, interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the transactions had occurred at an earlier date or that may be obtained in the future. Included in expenses for the year ended June 30, 1999, are impairment charges of $11,717,073 due to the write-down of certain intangible assets related to continuing subsidiaries, while the losses on disposals of $15,361,289 has been excluded in the pro forma amounts below.

                                                  YEAR ENDED JUNE 30,
                                     ---------------------------------------------
                                         2000            1999              1998
                                      -----------    -------------    -------------
                                                      (Unaudited)
Total revenues ....................   $116,582,895   $ 161,039,157    $ 90,185,985
                                      ============   =============    ============
Net income (loss) .................   $ 14,117,969   $ (27,571,235)   $(10,688,205)
                                      ============   =============    ============
Basic and diluted income (loss) per
  common share ....................   $        .65   $       (1.91)   $      (0.85)



NOTE 4 - NOTES RECEIVABLE


In the first quarter of Fiscal 1998, the Company assigned the accounts receivable related to its behavioral health programs and assigned its behavioral health management contracts to third parties in exchange for notes receivable in the aggregate amount of $7,800,000. The Company recorded no gain or loss on the assignment since the amount received approximated the net book value of the assets assigned. The notes receivable were to be paid over a five year term with interest to accrue at 9% per annum. The notes receivable are secured by all the assets of the behavioral health business.

During Fiscal 1998, the Company determined that these notes receivable were impaired and increased its allowance for doubtful accounts against these notes receivable by approximately $3,800,000. Of this amount, approximately $1,500,000 was recorded in the fourth quarter. The Company did not recognize any interest income on these notes in fiscal 1998 or 1999. During Fiscal 1999, the Company increased its reserve on these notes for the remaining balance of $1,600,000 because, despite the issuance of demand notices to seek reimbursement, the Company was unsuccessful in its collection efforts. In addition, although the Company had received partial payments on these notes during Fiscal 1998, the Company received payments of only $104,000 on one of these notes during Fiscal 1999. The balance of the notes at June 30, 1999 and 2000, net of the allowance, is $0. The Company will apply all payments to principal with interest being recognized on a cash basis after all principal has been paid. However, the Company did not receive any payments during Fiscal 2000.

During Fiscal 1999 the Company accepted $29,700 in cash and 66,192 shares of the Company's common stock in full satisfaction of a $340,000 receivable from a former employee of the Company and a promissory note due from the same former employee of $46,750. The shares were valued at $2.75 per share and are included in treasury stock at June 30, 2000 and 1999.

                             CONTINUCARE CORPORATION

NOTE 5 - EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

                                                              JUNE 30,                  ESTIMATED
                                                  ----------------------------------   USEFUL LIVES
                                                       2000              1999           (IN YEARS)
                                                  ---------------- ----------------- -----------------

Furniture, fixtures and equipment.................   $2,178,457       $1,995,740           3-5
Furniture and equipment under capital lease.......      189,173          252,712            5
Vehicles..........................................        2,184               --            5
Leasehold improvements............................      178,897          145,887            5
                                                  ---------------- -----------------
                                                      2,548,711        2,394,339
Less accumulated depreciation.....................   (1,667,838)      (1,296,050)
                                                  ---------------- -----------------
                                                       $880,873       $1,098,289
                                                  ================ =================

Depreciation expense for the years ended June 30, 2000, 1999, and 1998 was $491,276, $1,481,439, and $969,007, respectively. Accumulated amortization for assets recorded under capital lease agreements was approximately $145,000 at June 30, 2000. Amortization of assets recorded under capital lease agreements was approximately $27,000 at June 30, 2000, and is included in depreciation expense.

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

Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
   2001..............................................     $127,219
   2002..............................................       78,264
   2003..............................................       44,337
   2004..............................................          907
                                                     ---------------
                                                           250,727

   Less amount representing imputed interest.........       31,360
                                                     ---------------
   Present value of obligations under capital lease..      219,367
   Less current portion..............................      115,685
                                                     ---------------
   Long-term capital lease obligations...............     $103,682
                                                     ===============


NOTE 6 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable (the "Notes") due on October 31, 2002. At the time the Notes were issued, interest on the Notes accrued at 8% and was payable semiannually beginning April 30, 1998. The Notes could be converted into shares of common stock of the Company at a conversion price of $7.25 per share at any time after 60 days following the date of initial issuance which is adjusted upon the occurrence of certain events. In addition, the Notes were redeemable, in whole or in part, at the option of the Company at any time on or after October 31, 2000, at redemption prices (expressed as a percentage of the principal amount) ranging from 100% to 104%.

On August 12, 1998, the Company repurchased $1,000,000 of the Notes and recorded an extraordinary gain on retirement of debt of $130,197. The Company used cash from operations to redeem the Notes.

                             CONTINUCARE CORPORATION

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES PAYABLE (CONTINUED)

On April 30, 1999 (the "April Default Date"), the Company defaulted on its semi-annual payment of interest on the outstanding Notes. On the April Default Date, the outstanding principal balance of the Notes was $45,000,000 and the related accrued interest was approximately $1,800,000. However, as the Notes were in default, the outstanding balance of $45,000,000 was classified as a current obligation at June 30, 1999.

On July 2, 1999, the Company repurchased $4,000,000 of the Notes for $210,000 and recorded a gain on extinguishment of debt of approximately $3,776,000. The Company funded the purchase of the Notes from working capital. The Company has not provided for income taxes on the gain because it believes that it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the transaction.

On October 31, 1999 (the "October Default Date"), the Company defaulted on its semi-annual payment of interest on the outstanding Notes. The total amount of accrued interest on the outstanding Notes at October 31, 1999 was approximately $3,300,000.

The Company completed a restructuring of the Notes and executed a Consent Letter and Agreement to the First Supplemental Indenture (the "Restructuring"). The Restructuring was approved by the shareholders on February 14, 2000. The following occurred as a result of the Restructuring: (a) $31,000,000 of the outstanding principal of the Notes was converted, on a pro rata basis, into the Company's common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest which had accrued on the Notes through October 31, 1999 was forgiven (approximately $3,300,000); (c) interest which accrued on from November 1, 1999 through the date of the Restructuring (February 15, 2000) on the $31,000,000 which was converted into 15,500,000 shares of the Company's common stock was forgiven; (d) the interest payment default on the remaining $10,000,000 principal balance of the Notes was waived and the debentures were reinstated on the Company's books and records as a performing non-defaulted loan (the "Reinstated Subordinated Debentures"); (e) the Reinstated Subordinated Debentures will bear interest at the rate of 7% per annum commencing November 1, 1999; and (f) the conversion rate for the Reinstated Subordinated Debentures for the period commencing November 1, 2000 to maturity will be $2.00. The Restructuring also required the Company to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to guarantee the bank credit facility for the Company (see Note 7 below).

As a result of the Restructuring, the Company recognized a gain of approximately $9,472,000, net of restructuring costs. The gain consists of the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of the Company's stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the balance of the outstanding Notes on the balance sheet of $11,750,000 at June 30, 2000, includes interest accrued through June 30, 2000 of $116,667 and the remaining interest of $1,633,333 which will be payable in semi-annual payments through October 31, 2002.

                             CONTINUCARE CORPORATION

NOTE 7 - LONG-TERM DEBT

The following long-term debt was outstanding as of June 30, 2000 and 1999.

                                                  2000           1999
                                           ----------------------------------
Contract Modification Note.................     $3,856,745     $3,644,337
Acquisition Note...........................      1,500,000      1,804,605
Credit Facility............................             --      1,064,255
Other Outstanding Notes....................      1,943,134      1,741,502
                                           ----------------------------------
                                                 7,299,879      8,254,699

Less Current Portion.......................      2,276,635      6,857,946
                                           ----------------------------------

Long-Term..................................     $5,023,244     $1,396,753
                                           ==================================


CONTRACT MODIFICATION NOTE--Effective August 1, 1998, the Company entered into two amendments to its professional provider agreements with an HMO. The amendments, among other things, extended the term of the original agreement from six to ten years and increased the percentage of Medicare premiums received by the Company effective January 1, 1999. In exchange for the amendments, the Company signed a $4.0 million non-interest bearing promissory note with the HMO of which $1,000,000 was to be paid over the 12 months commencing January 1999 and the remaining $3,000,000 over the ensuing 24 months. The note was recorded net of imputed interest. The $4,000,000 cost, net of imputed interest calculated at 8%, or approximately $500,000, is included in other intangible assets on the accompanying consolidated balance sheet and is being amortized over 9.6 years, the remaining term of the contract.

As of June 30, 2000, none of the payments required under this note had been paid. As the Company was not in compliance with the terms of the note, the outstanding balance of approximately $3,644,000 was classified as a current obligation at June 30, 1999. On September 27, 2000, the Company entered into an agreement to amend the repayment terms. This agreement modified the repayment terms as follows: (a) commencing on October 1, 2000 and through September 1, 2001, the Company will make monthly payments of $30,000; (b) on October 1, 2001, the Company will make a single payment of $640,000; and (c) commencing on November 1, 2001 and through October 1, 2002, the Company will make monthly payments of $250,000. Accordingly, approximately $270,000 is shown as a current obligation in the accompanying consolidated balance sheet.

ACQUISITION NOTE--In August 1998, the Company, through its Continucare Managed Care Subsidiary, purchased professional provider contracts with approximately 30 physicians from an unrelated entity. The total purchase price was approximately $6,700,000 of which $4,200,000 was paid in cash at closing and the remaining $2,500,000 is payable in equal monthly installments over the ensuing 24 months. The note is non-interest bearing. The Company imputed interest at 8%. The Company has repaid $625,000 of the note. The purchase price was included in other intangible assets on the accompanying consolidated balance sheet and was being amortized over 10 years, the term of the contracts. However, later in Fiscal 1999 management determined that these assets were impaired, as discussed in Note 2, and the unamortized balance was written-off.

Effective December 31, 1999, the Company negotiated an amendment to its contract with Foundation (the "Amendment"). The Amendment reduces the Company's prior medical claims and long-term debt liabilities as of May 31, 1999 to $1,500,000. The Amendment also requires the Company to remit to Foundation any reinsurance proceeds received for claims generated from Foundation members for the period June 1, 1998 through August 31, 1999 up to a maximum of $1,327,400. As a result of this Amendment, the Company recorded a contractual revision of previously recorded medical claims liability of approximately $3,054,000. This Amendment resulted in the reduction of medical claims payable by approximately $2,703,000 and the reduction of long-term debt by approximately $351,000. Under the amendment, the outstanding balance of $1,500,000 is to be repaid from future surpluses generated by the IPA.

CREDIT FACILITY--In August 1998, the Company entered into a credit facility with First Union Bank (the "Credit Facility"). The Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation

                             CONTINUCARE CORPORATION

NOTE 7 - LONG-TERM DEBT (CONTINUED)


Subsidiary to reduce the outstanding balance of the Credit Facility. In connection with the payment, the Company entered into an amendment to the Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. At June 30, 1999, the outstanding balance of the Credit Facility was approximately $1,000,000 and was included in the Current Portion of Long-Term Debt on the accompanying consolidated balance sheet. The Company obtained a waiver which extended the due date on the remaining balance to February 1, 2000 and repaid the remaining outstanding balance on January 31, 2000.

In conjunction with the Restructuring, the Company executed a credit facility agreement (the "New Credit Facility"). The New Credit Facility provides a revolving loan of $3,000,000. The New Credit Facility is due March 31, 2001 with annual renewable options, with interest payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 6.58% at June 30, 2000. All assets of the Company serve as collateral for the New Credit Facility. In addition, the New Credit Facility has been guaranteed by a board member and an entity controlled by a board member. In consideration for providing guarantees, the Company issued 3,000,000 shares of the Company's common stock. These shares, which were valued at $3,375,000 based on the closing price of the Company's common stock on February 11, 2000 when the guarantees were granted, have been recorded as a deferred financing cost which is being amortized over the term of the guarantee. At June 30, 2000, the Company had not borrowed any amounts available under the New Credit Facility.

OTHER OUTSTANDING NOTES--In conjunction with the operation of its Home Health Division, the Company has entered into nine (9) repayment agreements (the "Repayment Agreements") with a governmental agency. These Repayments Agreements resulted from various overpayments received by the Company for expenses that were expected to be generated in conjunction with home health patient care activities. Four of the nine Repayment Agreements are non interest bearing and have maturity dates ranging from Fiscal 2003 to Fiscal 2005. Five of the nine Repayment Agreements have interest rates ranging from 13.25% to 13.5% and have maturity dates in Fiscal 2003 and Fiscal 2004.

                             CONTINUCARE CORPORATION

NOTE 8 - EARNINGS PER SHARE

The following table sets forth share and common share equivalents used in the computation of basic and diluted earnings per share:

                                                               YEAR ENDED JUNE 30,
                                                  ------------------------------------------
                                                      2000          1999             1998
                                                  -----------   ------------    ------------
Numerator for basic and dilutive earnings per
  share
  Income (loss) before extraordinary items ....   $   870,062   $(50,641,743)   $(14,982,935)
  Extraordinary gain or extinguishment of debt     13,247,907        130,977              --
                                                  -----------   ------------    ------------
  Net income (loss) ...........................   $14,117,969   $(50,510,766)   $(14,982,935)
                                                  ===========   ============    ============

Denominator for basic and diluted earnings
  (loss)
  Per share-weighted average shares ...........    21,587,086     14,451,493      12,517,503
                                                  ===========   ============    ============


Options and warrants to purchase the Company's common stock and the convertible subordinated notes payable were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

For additional disclosure regarding the employee stock options and warrants see
Note 11.

                             CONTINUCARE CORPORATION

NOTE 9 - RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 1998, the Company incurred expenses of $200,000 for consulting services provided by a corporation in which one of its shareholders was an executive officer of the Company. On September 18, 1998, the Company purchased the corporation for $115,000 in cash and 575,000 shares with a fair market value of approximately $1,600,000 of the Company's restricted common stock. Additional consideration is contingently due to the former owners based on the price of the Company's common stock at October 15, 1999 as described further in Note 3. The Company has commenced litigation and is seeking return of consideration and rescission of the contract.

During Fiscal years 1999 and 1998, the Company rented various medical facilities and equipment from corporations owned by physician employees of the Company. General and administrative expense for fiscal years ended June 30, 1999 and 1998 included approximately $186,000 and $305,000, respectively, under these lease agreements. The subsidiaries which leased these facilities and equipment were disposed in Fiscal 1999, and, therefore, there were no such expenses during Fiscal 2000.

In May 1999, the Company entered into an agreement with Harter Financial, Inc. ("Harter") to assist it with a financial reorganization and to represent the Company in negotiating the restructuring of the Notes and a settlement with the noteholders. As compensation for its services, Harter received an initial fee of $50,000 on May 18, 1999. On October 18, 1999, the Board of Directors approved a final compensation package to Harter consisting of a cash payment of $150,000 and the issuance of 200,000 unregistered shares of the Company's common stock, which were valued at $112,500 based on the closing price of the Company's common stock on the date of grant. Mr. Angel, the Company's president and chief executive officer is also the president and a 15% shareholder of Harter. However, as of May 18, 1999, Mr. Angel was not an officer or director of the Company.

In connection with the restructuring of the convertible subordinated notes which occurred in February 2000, the Company was required to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to guarantee the bank credit facility for the Company. The Company obtained such a bank credit facility and obtained guarantees from a board member and an entity controlled by a board member. In consideration for providing the guarantees, the Company issued an aggregate of 3,000,000 shares of the Company's common stock to the guarantors. These shares were valued at $3,375,000 based on the closing price of the Company's stock on February 11, 2000 when the original guarantees were granted.

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

                             CONTINUCARE CORPORATION

NOTE 11 - STOCK OPTION PLAN AND WARRANTS

In January 1999, the Company's shareholders approved an amendment to the Company's Amended and Restated 1995 Stock Option Plan (the "Stock Option Plan") to increase the authorized shares for issuance upon the exercise of stock options from 1,750,000 to 2,400,000 and to cover employees, directors, independent contractors and consultants of the Company.

Under the terms of the Stock Option Plan, the options expire 10 years after the date of the grant.

Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 5.85%, 5.25% and 5.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 82.5%, 66.4% and 63.6%, and a weighted-average expected life of the options of 10, 10 and 3 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         YEAR ENDED JUNE 30,
                                         -------------------------------------------------
                                               2000             1999             1998
                                         --------------   --------------    --------------
Pro forma net income (loss) ..........   $   13,326,315   $  (52,046,336)   $  (17,730,428)
Basic and diluted pro forma net income
  (loss) per share ...................   $          .62   $        (3.60)   $        (1.42)


The following table summarizes information related to the Company's stock option activity for the years ended June 30, 2000, 1999 and 1998:

                                                                  YEAR ENDED JUNE 30,
                                        -------------------------------------------------------------------------
                                                 2000                    1999                     1998
                                        ----------------------- ------------------------ ------------------------
                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                           NUMBER   EXERCISE       NUMBER    EXERCISE       NUMBER    EXERCISE
                                         OF SHARES    PRICE      OF SHARES     PRICE      OF SHARES     PRICE
                                        ----------  ----------- ----------  ------------ -----------  -----------

Outstanding at beginning of the year...   1,138,500     $5.58     1,388,500     $5.45        376,400     $6.26
Granted................................      25,000      2.00       562,500      5.90      1,238,000      5.53
Exercised..............................          --        --            --        --        (17,000)     6.00
Forfeited..............................    (669,500)     5.54      (812,500)    $5.58       (208,900)    $7.19
                                        -------------           -------------            -------------
Outstanding at end of the year.........     494,000               1,138,500                1,388,500
                                        =============           =============            =============
Exercisable at end of the year.........     464,000                 847,085                  727,171
                                        =============           =============            =============
Weighted average fair value of
  options granted during the year.....  $        .30            $      4.18              $      4.10
                                        =============           =============            =============

                             CONTINUCARE CORPORATION

NOTE 11 - STOCK OPTION PLAN AND WARRANTS (CONTINUED)


The following table summarizes information about the options outstanding at June 30, 2000:


                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
       RANGE        --------------------------------------------------------------------------------------------------
         OF                              WEIGHTED AVERAGE
      EXERCISE        OUTSTANDING AT        REMAINING       WEIGHTED AVERAGE         NUMBER        WEIGHTED AVERAGE
       PRICES          JUNE 30, 2000     CONTRACTUAL LIFE    EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------
    $5.00-$7.25           469,000              7.25               $5.64             464,000              5.64
       $2.00               25,000              9.18               $2.00                  --                --


In July 2000, the Board of Directors approved the Continucare Corporation 2000 Employee Stock Option Plan.

In connection with the sale of the Notes in Fiscal 1998 (see Note 6), the Company issued warrants to purchase 200,000 shares of the Company's common stock with exercise prices ranging from $8.00 to $12.50 per share as a placement fee. The fair market value of the warrants at date of issuance was $775,000. This amount was being amortized, using the interest method, over the life of the Notes. However, in connection with the Restructuring, the remaining unamortized balance was written off and is included in the extraordinary gain. During Fiscal 1998, warrants to purchase 250,000 shares of common stock at $3.15 per share were exercised. The Company has 760,000 warrants outstanding at June 30, 2000 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.

Shares of common stock have been reserved for future issuance at June 30, 2000 as follows:

Convertible subordinated notes...............................       1,379,310
Warrants.....................................................         760,000
Stock Options................................................         494,000
                                                              ---------------
    Total....................................................       2,633,310
                                                              ===============



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

The components of the provision for income taxes for the years ended June 30, 2000, 1999, and 1998 are as follows:

                                                     YEAR ENDED JUNE 30,
                                               -------------------------------
                                                 2000      1999       1998
                                               -------   -------   -----------
Current income taxes:

  Federal ................................     $    --   $    --   $(1,448,000)
  State ..................................          --        --        33,000
                                               -------   -------   -----------
    Total current ........................          --        --    (1,415,000)
                                               -------   -------   -----------
Deferred income taxes:

  Federal ................................          --        --       435,000
  State ..................................          --        --        71,000
                                               -------   -------   -----------
    Total deferred .......................          --        --       506,000
                                               -------   -------   -----------
Total (benefit) provision for income taxes     $    --   $    --   $  (909,000)
                                               =======   =======   ===========

                             CONTINUCARE CORPORATION

NOTE 12 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                              JUNE 30,
                                           -------------------------------------------
                                                2000           1999            1998
                                           ------------    ------------    -----------
Deferred tax assets:
   Bad debt and notes receivable reserve   $  4,817,719    $  4,065,794    $ 2,610,363
   Depreciable/amortizable assets ......        577,136         762,486        845,133
   Alternative minimum tax credit ......        111,973         111,973        111,973
   Other ...............................      1,127,065         454,379        302,544
   Impairment charge ...................      3,285,430       3,540,577             --
   Capital loss carryover ..............        200,261
   Net operating loss carryforward .....      2,522,780       8,036,027      1,208,747
                                           ------------    ------------    -----------
   Deferred tax assets .................     12,642,364      16,971,236      5,078,760
Deferred tax liabilities:
   Depreciation and amortization .......             --              --       (337,034)
   Specifically identified intangibles .             --              --       (954,894)
   Other ...............................        (23,126)        (23,126)       (23,126)
   Valuation allowance .................    (12,619,238)    (16,948,110)    (4,718,600)
                                           ------------    ------------    -----------
   Deferred tax liabilities ............    (12,642,364)    (16,971,236)    (6,033,654)
                                           ------------    ------------    -----------
Net deferred tax (liability) asset .....   $         --    $         --    $  (954,894)
                                           ============    ============    ===========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of $12,619,238, $16,948,110 and $4,718,600 is necessary at June 30, 2000, 1999 and 1998, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period was approximately $4,329,000 for the year ended June 30, 2000. At June 30, 2000, the Company had available net operating loss carryforwards of $6,704,172, which expire in 2013 through 2019.

For financial reporting purposes, the Company reported a gain of $13,247,907 resulting from the forgiveness of indebtedness relating to certain debt restructuring. Pursuant to Section 108 of the Internal Revenue Code, the Company believes that this gain is excluded from income taxation and certain tax attributes (i.e. net operating losses) of the Company are being reduced by the amount of such debt forgiveness. As a result, the Company's net operating loss carryforwards have been reduced by an amount representing the Company's discharge of indebtedness income.

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate for the years ended June 30, 2000, 1999, and 1998 is as follows:

                                                         2000      1999      1998
                                                         ----     -----     -----
Statutory federal rate ..............................    34.0%    (34.0)%   (34.0)%
State income taxes, net of federal income tax benefit   (0.89)     (2.6)     (3.6)
Goodwill and other non-deductible items .............    0.84      10.1       1.0
Change in valuation allowance .......................  (30.66)     24.2      28.5
Other ...............................................   (3.29)      2.3       2.4
                                                         ----     -----     -----
Effective (benefit) tax rate ........................       0%        0%     (5.7)%
                                                         ====     =====     =====

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

Under the 401(k) Plan, new employees who are at least eighteen (18) years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to reduce their compensation by the lesser of 16% of their annual compensation or the statutorily prescribed annual limit of $10,500 (for calendar year ending December 31, 2000) and have the reduced amount contributed to the 401(k) Plan. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. Such matching contributions were $51,512 for the year ending June 30, 1998. There were no matching contributions for the years ending June 30, 2000 or 1999. Participants in the 401(k) Plan do not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.

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


NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements--The Company maintains employment agreements with certain officers and key executives expiring at various dates through September 11, 2001. In addition, one employment agreement provides for one additional year term for each year of service by the executive. The agreements provide for annual base salaries in the aggregate of approximately $300,000, annual increases, bonuses and stock option grants. The employment agreements with certain officers also provide that in the event of a change in control of the Company, as defined therein, each officer is entitled to an acceleration of the remainder of the officer's term and the automatic vesting of any unvested stock options.

Insurance--The Company maintains policies for general and professional liability insurance jointly with each of the providers. It is the Company's intention to renew such coverage on an on-going basis.

Leases--The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was $2,304,299, $4,520,866, and $2,426,416 for the years ended June 30, 2000, 1999, and 1998, respectively. Future annual minimum payments under such leases as of June 30, 2000 are as follows:

For the fiscal year ending June 30,

2001........................................     $820,525
2002........................................      780,566
2003........................................      640,836
2004........................................      403,686
2005........................................      150,566
Thereafter..................................        4,750
                                            ----------------
   Total....................................   $2,800,929
                                            ================

Concentrations of Revenues - For the years ended June 30, 2000, 1999 and 1998, the Company generated approximately 39%, 51% and 38% respectively of total

                             CONTINUCARE CORPORATION

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

revenues from Foundation Health Corporation. Humana Medical Plans, Inc. accounted for 57%, 34% and 19%, respectively, of total revenues in Fiscal 2000, 1999, and 1998.

The case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. ("CPPM"),V. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION, was filed on November 15, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, alleging breach of fiduciary duties, improper billing, and seeking the return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger and the Registration Rights Agreement. On December 20, 1999, a Counterclaim was filed against the Company, CPPM and Spencer Angel alleging breach of contract, tortious interference and conversion and seeks damages in excess of $l,600,000. On August 11, 2000, the Counterplaintiffs filed their Second Amended Counterclaim. Discovery is currently pending. The Company believes that there is little merit to the Counterclaim and intends to vigorously defend the claims.

The Company was a party to the case of MANAGED HEALTHCARE SYSTEMS ("MHS") V. CONTINUCARE CORPORATION & CONTINUCARE HOME HEALTH SERVICES, INC. ("CHHS"). This case was filed in the Commonwealth of Massachusetts in August, 1998. The complaint alleged breach of contract for alleged verbal representations by CHHS in negotiations to acquire MHS and sought damages in excess of $2,750,000 and treble damages. The case was settled in July, 2000 with no admission of liability. The parties exchanged general releases.

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. V. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, the Company filed a Motion for Summary Judgment as to two of the Plaintiffs. On April 28, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. Both motions were heard on June 15, 2000. The court has not yet issued a ruling on the motions. The case is set for trial in September, 2000, but it is likely to be postponed to the court's next trial period. The Company believes the action has little merit and intends to vigorously defend the claims.

The Company is a party to the case of GE MEDICAL SYSTEMS, AN UNINCORPORATED DIVISION OF GENERAL ELECTRIC COMPANY V. CONTINUCARE OUTPATIENT SERVICES, INC. N/K/A OUTPATIENT RADIOLOGY SERVICES, INC., A FLORIDA CORPORATION AND CONTINUCARE CORPORATION, A FLORIDA CORPORATION. This case was filed in April, 2000 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The Complaint alleges a breach of guaranty agreement and seeks damages of approximately $676,000. In August 2000, the Company filed a cross-claim and several third-party claims. The Company believes it has meritorious defenses, as well as valid indemnification claims against several other parties. Claims against those parties are being pursued and the Company intends to vigorously litigate its defenses, as well as its claims of indemnification.

Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. V. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDEN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000. The Company filed its answer on May 3, 2000. Discovery is currently pending. The Company has made a demand for assumption of defense and indemnification from Kahn and

                             CONTINUCARE CORPORATION

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Riskin, M.D., P.A. and Wayne Riskin, M.D. The Company believes it has meritorious defenses and intends to vigorously pursue them.

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

                             CONTINUCARE CORPORATION

NOTE 15 - VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's Valuation and Qualifying Accounts consists of the following:

                                                                               YEAR ENDED JUNE 30,
                                                                  ------------------------------------------
                                                                       2000            1999          1998
                                                                  ------------    ------------    ----------
Allowance for doubtful accounts related to accounts receivable:
Balance at beginning of period ................................   $  5,752,000    $  2,071,000    $1,061,000
Provision for doubtful accounts ...............................             --       4,655,000     1,010,000
Write-offs of uncollectible accounts receivable ...............             --        (974,000)           --
                                                                  ------------    ------------    ----------
Balance at end of period ......................................   $  5,752,000    $  5,752,000    $2,071,000
                                                                  ============    ============    ==========

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period ................................   $  7,051,000    $  5,510,000    $  742,000
Provision for doubtful accounts ...............................             --       1,541,000     4,768,000
Write-offs of uncollectible notes receivable ..................             --              --            --
                                                                  ------------    ------------    ----------
Balance at end of period ......................................   $  7,051,000    $  7,051,000    $5,510,000
                                                                  ============    ============    ==========

Tax valuation allowance for deferred tax assets:
Balance at beginning of period ................................   $ 16,948,110    $  4,718,600    $       --
Additions, charged to cost and expenses .......................             --      12,229,510     4,718,600
Deductions ....................................................     (4,328,872)             --            --
                                                                  ------------    ------------    ----------
Balance at end of period ......................................   $ 12,619,238    $ 16,948,110    $4,718,600
                                                                  ============    ============    ==========