Form 10-Q
period 2000-09-30
CONTINUCARE CORP
filed 2000-11-14
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 9, 2000, the Registrant had 33,240,090 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets - September 30, 2000
              (Unaudited) and June 30, 2000........................................................           3

           Condensed Consolidated Statements of Operations - Three Months Ended
              September 30, 2000 (Unaudited) and 1999 (Unaudited)..................................           4

           Condensed Consolidated Statements of Cash Flows - Three Months Ended
              September 30, 2000 (Unaudited) and 1999 (Unaudited)..................................           5

           Notes to Condensed Consolidated Financial Statements - September 30,
              2000 (Unaudited).....................................................................           6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS...........................................................................           9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................          13

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................................................................          13

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................          14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................          14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................................          14

SIGNATURE PAGE.....................................................................................          15


                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS                                      September 30, 2000       June 30, 2000
                                                                             ------------------       -------------
                                                                                (Unaudited)
Current assets
   Cash and cash equivalents............................................      $  1,882,223             $  2,535,540
   Accounts receivable,  net of allowance for doubtful accounts of
    $5,752,000 at September 30, 2000 and June 30, 2000..................            53,590                   94,966
   Other receivables....................................................           894,902                  697,977
   Prepaid expenses and other current assets............................           285,883                  368,431
                                                                              ------------             ------------
       Total current assets.............................................         3,116,598                3,696,914

Equipment, furniture and leasehold improvements, net....................           901,519                  880,873
Cost in excess of net tangible assets acquired, net of
  accumulated amortization of approximately $6,533,000 at
  September 30, 2000 and approximately $5,929,000 at June 30, 2000......        19,328,855               19,932,891
Deferred financing costs, net of accumulated amortization of approximately $733,000 at September 30, 2000 and $426,000 at
  June 30, 2000.........................................................         2,656,875                2,964,375
Other assets, net.......................................................            71,674                   70,127
                                                                              ------------             ------------
       Total assets.....................................................      $ 26,075,521             $ 27,545,180
                                                                              ============             ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable.....................................................      $    786,197             $    687,703
   Accrued expenses.....................................................         2,095,389                2,336,398
   Accrued salaries and benefits........................................         1,124,423                  923,656
   Medical claims payable...............................................         1,235,591                  985,835
   Due to Medicare......................................................           402,722                   73,527
   Current portion of convertible subordinated notes payable............           700,000                  700,000
   Current portion of long term debt....................................         2,403,719                2,276,635
   Accrued interest payable.............................................             8,383                    6,044
   Current portion of capital lease obligations.........................           119,132                  115,685
                                                                              ------------             ------------
       Total current liabilities........................................         8,875,556                8,105,483

Capital lease obligations, less current portion.........................           113,708                  103,682
Convertible subordinated notes payable, less current portion............        11,050,000               11,050,000
Long term debt, less current portion....................................         4,817,265                5,023,244
                                                                              ------------             ------------
       Total liabilities................................................        24,856,529               24,282,409

Commitments and contingencies

Shareholders' equity
   Common stock; $0.0001 par value; 100,000,000 shares authorized,
     36,236,283 shares issued and 33,240,090 shares
     outstanding at September 30, 2000 and June 30, 2000................             3,325                    3,325
   Additional paid-in capital...........................................        57,708,595               57,708,595
   Accumulated deficit..................................................       (51,068,227)             (49,024,448)
   Treasury stock (2,996,192 shares)....................................        (5,424,701)              (5,424,701)
                                                                              ------------             ------------
     Total shareholders' equity.........................................         1,218,992                3,262,771
                                                                              ------------             ------------
     Total liabilities and shareholders' equity.........................      $ 26,075,521             $ 27,545,180
                                                                              ============             ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three Months Ended September 30,
                                                                 ---------------------------------
                                                                     2000                 1999
                                                                 ------------         ------------
   Medical services revenue, net ....................            $ 29,636,491         $ 29,082,493
   Expenses
     Medical services:
         Medical claims .............................              23,346,143           22,998,728
         Other ......................................               4,192,414            4,433,462
     Payroll and employee benefits ..................               1,402,360            1,869,559
     Professional fees ..............................                 277,859              153,368
     General and administrative .....................               1,355,087            1,508,845
     Depreciation and amortization ..................                 722,759              807,534
                                                                 ------------         ------------
       Subtotal .....................................              31,296,622           31,771,496

Loss from operations ................................              (1,660,131)          (2,689,003)

Other income (expense)
     Interest income ................................                  13,867               18,576
     Interest expense ...............................                (397,819)          (1,071,145)
     Other ..........................................                     304              280,000
                                                                 ------------         ------------
Loss before extraordinary item ......................              (2,043,779)          (3,461,572)
Gain on extinguishment of debt ......................                      --            3,776,197
                                                                 ------------         ------------
Net (loss) income ...................................            $ (2,043,779)        $    314,625
                                                                 ============         ============


Basic and diluted (loss) earnings per common share:
     (Loss) income before extraordinary item ........            $       (.06)        $       (.24)
     Extraordinary gain on extinguishment of debt ...                      --                  .26
                                                                 ------------         ------------
     Net (loss) income ..............................            $       (.06)        $        .02
                                                                 ============         ============

Weighted average number of common shares outstanding:
          Basic and diluted .........................              33,240,090           14,540,091

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended September 30,
                                                                               --------------------------------
                                                                                  2000                1999
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income ..................................................        $(2,043,779)        $   314,625
   Adjustments to reconcile net (loss) income to cash used in operating activities:
     Depreciation and amortization including amortization
     of deferred loan costs ...........................................          1,068,077           1,050,378
     Gain on extinguishment of debt ...................................                 --          (3,776,197)
   Changes in operating assets and liabilities, excluding the effect of acquisitions and disposals:
     Decrease in accounts receivable ..................................             41,376             747,065
     Decrease (increase) in prepaid expenses and other current assets..             82,548             (51,484)
     Increase in other receivables ....................................           (196,925)            (10,942)
     Increase in other assets .........................................             (1,547)            (15,252)
     Increase in medical claims payable ...............................            249,756           1,226,688
     Increase (decrease) in due to (from) Medicare ....................            391,375            (130,976)
     Increase (decrease) in accounts payable and accrued expenses .....             58,252            (411,982)
     Increase in accrued interest payable .............................              2,339             824,653
                                                                               -----------         -----------
Net cash used in operating activities .................................           (348,528)           (233,424)
                                                                               -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposal of equipment ................................              1,500                  --
   Property and equipment additions ...................................           (109,701)            (24,566)
                                                                               -----------         -----------
Net cash used in investing activities .................................           (108,201)            (24,566)
                                                                               -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on convertible subordinated notes .........................                 --            (210,000)
   Principal repayments under capital lease obligation ................            (17,697)             (4,736)
   Payments on long term debt .........................................           (178,891)           (457,802)
                                                                               -----------         -----------
Net cash used in financing activities .................................           (196,588)           (672,538)
                                                                               -----------         -----------
Net decrease in cash and cash equivalents .............................           (653,317)           (930,528)
                                                                               -----------         -----------
Cash and cash equivalents at beginning of period ......................          2,535,540           3,185,077
                                                                               -----------         -----------
Cash and cash equivalents at end of period ............................        $ 1,882,223         $ 2,254,549
                                                                               ===========         ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for refunds due to Medicare for overpayments ......        $    62,180         $   320,273
                                                                               ===========         ===========
Purchase of furniture and fixtures with proceeds of capital lease
obligations ...........................................................        $    31,170         $        --
                                                                               ===========         ===========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation ("Continucare" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

Certain reclassifications have been made to the prior year amounts to conform to the current year.

NOTE 2 - GENERAL

Continucare, which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home healthcare services in Florida. Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of September 30, 2000, the Company operated, owned and/or managed: seventeen staff model clinics in south and central Florida; an Independent Practice Association ("IPA") with 71 physicians; and three Home Health agencies. For the three months ended September 30, 2000 approximately 58% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc.("Humana") and 38% of net medical services revenue was derived from managed care contracts with Foundation Health Corporation ("Foundation"). For the three months ended September 30, 1999, approximately 51% of net medical services revenue was derived from Humana and 45% was derived from Foundation.

NOTE 3 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

On July 2, 1999, the Company repurchased $4,000,000 of its convertible subordinated notes due October 31, 2002, (the "Notes") for $210,000 and recorded a gain on extinguishment of debt of approximately $3,776,000. The Company funded the purchase of the Notes from working capital. The Company has not provided for income taxes on the gain because it believes that it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the transaction.

As a result of the troubled debt restructuring of the Notes which occurred in February, 2000, the balance of the outstanding Notes on the balance sheet of $11,750,000 at September 30, 2000, includes interest accrued through

September 30, 2000 of $291,667 and the remaining interest of $1,458,333 which will be payable in semi-annual payments through October 31, 2002.

NOTE 4 - LONG-TERM DEBT

In March, 2000, the Company entered into a credit facility agreement ("Credit Facility"). The Credit Facility provides a revolving loan of $3,000,000 and is due March 31, 2001. The Credit Facility may be renewed annually at the option of the Lender. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 6.5% at September 30, 2000. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by a board member and an entity controlled by a board member. At September 30, 2000, the Company had not borrowed any amounts available under the Credit Facility.

NOTE 5 - EARNINGS PER SHARE

Options and warrants to purchase the Company's common stock were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

NOTE 6 - CONTINGENCIES

The case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. ("CPPM") V. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION, was filed on November 15, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, alleging breach of fiduciary duties, improper billing, and seeking the return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger and the Registration Rights Agreement. On December 20, 1999, a counterclaim was filed against the Company and CPPM alleging breach of contract, tortious interference and conversion and seeks damages in excess of $l,600,000. On August 11, 2000, the counterplaintiffs filed their Second Amended Counterclaim. Discovery is currently pending. The Company believes that there is little merit to the counterclaim and intends to vigorously defend the claims.

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. V. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, the Company filed a Motion for Summary Judgment as to two of the Plaintiffs. On April 28, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. Both motions were heard on June 15, 2000. The court has not yet issued a ruling on the motions. The case was set for trial in September, 2000, but has been postponed to the court's next trial period in January 2001. The Company believes the action has little merit and intends to vigorously defend the claims.

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

Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. V. KENNETH BLAZE, D.O. KENNETH BLAZE. D.O., P.A.; SHERIDEN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000. The Company filed its answer on May 3, 2000. Discovery is currently pending. The Company has made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was rejected. The Company believes it has meritorious defenses and intends to vigorously pursue them.

Prior to Fiscal 2000, the Company closed or dissolved certain subsidiaries, some of which had pending claims against them. A rationalization liability associated with these subsidiaries was approximately $749,000 at September 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to "we," "us," "our," "Continucare" or the "Company" refers to Continucare Corporation and its consolidated subsidiaries.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Continucare are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form 10-K for the period ended June 30, 2000, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

GENERAL

         We are a provider of integrated outpatient healthcare and home healthcare services in Florida. As of September 30, 2000, we operated, owned and/or managed seventeen staff model clinics in south and central Florida; an Independent Practice Association (the "IPA") with 71 physicians; and three home health agencies.

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

         Title XVIII of the Social Security Act authorizes Medicare Part A, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long-term disabled) and Medicare Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the Secretary of Health and Human Services ("HHS"). Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to the services of our Home Health Agencies ("HHAs") and previously owned or operated Medicare certified outpatient rehabilitation facilities ("ORFs") and Comprehensive Outpatient Rehabilitation Facilities ("CORFs"), in the past Medicare has reimbursed the "reasonable costs" for services up to program limits. Medicare-reimbursed costs are subject to audit, which may result in a decrease in payments we have previously received. Historically, Medicare Part B reimburses the operating cost component of most hospital outpatient services on a reasonable cost basis, subject to a 5.8% reduction which the Balanced Budget Act of 1997 (the "BBA"), extended through federal Fiscal year 2000. However, Medicare regulations became effective on August 1, 2000, pursuant to which hospital outpatient services are reimbursed on the basis of a prospective payment system ("PPS"). Such a PPS system was implemented on October 1, 2000. It is currently impossible to predict the effect PPS for these hospital outpatient services will have on us. There can be no assurance that the established fees will not change in a manner that could adversely affect our revenues.

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

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUE

         Medical services revenues increased 2% from approximately $29,082,000 for the three months ended September 30, 1999 to approximately $29,636,000 for the three months ended September 30, 2000. We provided managed care services for approximately 67,634 and 65,819 member months (members per month multiplied by the months for which services were available) during the three months ended September 30, 2000 and 1999, respectively.

         Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 96% during each of the three months ended September 30, 2000 and 1999. Revenue generated by the Humana contract was 58% and 51% of medical services revenue for the three months ended September 30, 2000 and 1999, respectively. Revenue generated by Foundation contracts was 38% and 45% of medical services revenue for the three months ended September 30, 2000 and 1999, respectively.

         Our home health agencies' revenue was approximately 4% of medical services revenue during the three month periods ended September 30, 2000 and 1999, and consisted primarily of Medicare reimbursement.

EXPENSES

         Medical services expenses for the three month period ended September 30, 2000 were approximately $27,539,000 or 92.9% of medical services revenue, compared to approximately $27,432,000 or 94.3% of medical services revenue for the three month period ended September 30, 1999.

         Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $23,346,000 and $22,999,000 for the three months ended September 30, 2000 and 1999, respectively, or 81.8% and 82.3% of medical services revenues derived from our managed care entities. The annualized claims ratio for Fiscal 2000 was 74%. Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

         Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $4,192,000 and $4,433,000 for the three months ended September 30, 2000 and 1999, respectively, or 14.1% and 15.2% of medical services revenues.

         Payroll and employee benefits for administrative personnel was approximately $1,402,000 for the three months ended September 30, 2000, or 4.7% of revenues, compared to approximately $1,870,000 or 6.4% of revenue for the three months ended September 30, 1999. This decrease is due to certain positions which were eliminated during Fiscal 2000.

         General and administrative expenses for the three months ended September 30, 2000 were approximately $1,355,000 or 4.6% of revenues compared to approximately $1,509,000 or 5.2% of revenues for the three months ended September 30, 1999. The decrease in general and administrative expense as a percent of revenues resulted primarily from cost containment measures which were implemented throughout Fiscal 2000.

         Interest expense for the three months ended September 30, 2000 was approximately $398,000 or 1.3% of revenues compared to approximately $1,071,000 or 3.7% of revenues for the three months ended September 30, 1999. Interest expense for the three months ended September 30, 2000 is comprised primarily of approximately $308,000 related to amortization of deferred financing costs and approximately $38,000 of imputed interest expense on non-interest bearing notes. Interest expense for the three months ended September 30, 1999 was comprised of approximately $207,000 related to amortization of deferred financing costs, approximately $60,000 of imputed interest expense on non-interest bearing notes, and approximately $779,000 of interest on our convertible subordinated notes payable (the "Notes"). The Notes were restructured during February, 2000 and, in accordance with Statement of Financial Accounting Standards, No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," all interest which would accrue over the remaining term of the Notes was included in the outstanding Notes on the balance sheet. Therefore, no interest expense will be recorded on the Notes through their maturity date.

LOSS FROM OPERATIONS

         Loss from operations for the three months ended September 30, 2000 was approximately $1,660,000 or 5.6% of total revenues, compared to an operating loss of approximately $2,689,000 or 9.2% of total revenues for the three months ended September 30, 1999.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         In July, 1999, we recorded an extraordinary gain on extinguishment of debt of approximately $3,776,000 as a result of repurchasing $4,000,000 of our outstanding convertible subordinated notes payable (the "Notes") for a cash payment of $210,000 and the write-off of related deferred financing costs and accrued interest payable. We have not provided for income taxes on the gain because we believe that we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction.

NET INCOME/LOSS

         Net loss for the three months ended September 30, 2000 was approximately $2,044,000 compared to net income of approximately $315,000 for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         On July 2, 1999, we repurchased $4,000,000 face value of our Notes for approximately $210,000, recognizing a gain on extinguishment of debt of approximately $3,776,000. The purchase of the Notes was funded from working capital.

         On February 15, 2000, we completed a restructuring of the Notes through the execution of a Consent Letter and Agreement to the First Supplemental Indenture (the "Restructuring") which resulted in, among other things, the conversion of $31,000,000 of Notes into our common stock. The remaining outstanding principal balance of the Notes of $10,000,000 were reinstated as a performing non-defaulted loan.

         We have entered into a credit facility (the "Credit Facility") to provide a revolving loan of $3,000,000 and is due March 31, 2001. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 6.5% at September 30, 2000. The Credit Facility may be renewed annually at the option of the lender. The Credit Facility has been guaranteed by a board member and an entity controlled by a board member. At September 30, 2000, we had not borrowed any amounts available under the Credit Facility.

         Our net loss was approximately $2,044,000 for the three months ended September 30, 2000. Net cash used in operating activities for the three months ended September 30, 2000 was approximately $349,000 due primarily to the net loss of approximately $2,044,000, an increase in other receivables of approximately $197,000 and offset by non-cash amortization and depreciation expenses of approximately $1,068,000, an increase in due to Medicare of approximately $391,000 and an increase in medical claims payable of approximately $250,000.

         Net cash used in investing activities for the three months ended September 30, 2000 was approximately $108,000, primarily for the purchase of computer equipment. Net cash used in financing activities for the three months ended September 30, 2000 was approximately $197,000, all of which was used for scheduled payments for various notes payable.

         Our working capital deficit was approximately $5,759,000 at September 30, 2000.

         We currently have no knowledge of any intermediary audit adjustment trends with respect to previously filed cost reports. However, as is standard in the industry, we remain at risk for disallowances and other adjustments to previously filed cost reports until final settlement. Our average settlement period with respect to our cost reports has historically ranged from two to three years.

         We continue to take steps to improve our cash flow and profitability. We believe that we will be able to fund all of our capital commitments and operating cash requirements from a combination of cash on hand, expected cash flow improvements, and the Credit Facility. However, there can be no assurances that any steps taken will improve our cash flow and profitability sufficiently to fund our operations and satisfy our obligations as they become due.

         We may need additional capital to fund our operations, and there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant effect on our operations.

         On August 15, 2000, the American Stock Exchange notified us of its decision to continue to list our common stock pending a review of our annual report which was filed on September 28, 2000. However, we have fallen below the continued listing requirements of the American Stock Exchange with respect to the requirements that we maintain stockholders' equity of at least $2 million and not sustain losses from continuing operations and/or net losses in two of its three most recent fiscal years. We are unable to guarantee that the American Stock Exchange will continue to list our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At September 30, 2000, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive; however, there is no balance currently outstanding. We have no material risk associated with interest rates, foreign currency exchange rates or commodity prices.

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

         We are a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. V. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, we filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, we filed a Motion for Summary Judgment as to two of the Plaintiffs. On April 28, 2000, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. Both motions were heard on June 15, 2000. The court has not yet issued a ruling on the motions. The case was set for trial in September, 2000, but has been postponed to the court's next trial period in January 2001. We believe the action has little merit and intend to vigorously defend the claims.

         We are party to the case of GE MEDICAL SYSTEMS, AN UNINCORPORATED DIVISION OF GENERAL ELECTRIC COMPANY V. CONTINUCARE OUTPATIENT SERVICES, INC. N/K/A OUTPATIENT RADIOLOGY SERVICES, INC., A FLORIDA CORPORATION AND CONTINUCARE CORPORATION, A FLORIDA CORPORATION. This case was filed in April, 2000 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The complaint alleges a breach of guaranty agreement and seeks damages of approximately $676,000. In August 2000, we filed a cross-claim and several third-party claims. We believe we have meritorious defenses, as well as valid indemnification claims against several other parties. Claims against those parties are being pursued and we intend to vigorously litigate our defenses, as well as our claims of indemnification.

         Two of our subsidiaries are parties to the case of NANCY FEIT ET AL. V. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDEN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000. We filed an answer on May 3, 2000. Discovery is currently pending. We have made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was rejected. We believe we have meritorious defenses and intend to vigorously pursue them.

         Prior to Fiscal 2000, we closed or dissolved certain subsidiaries, some of which had pending claims against them. We are also involved in various other legal proceedings incidental to our business that arise from time to time out of the ordinary course of business -- including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONTINUCARE CORPORATION



Dated: November 14, 2000                By: /s/ Spencer J. Angel
                                           -----------------------------------
                                           Spencer J. Angel
                                           Chief Executive Officer and President


                                        By: /s/ Janet L. Holt
                                           -----------------------------------
                                           Janet L. Holt
                                           Chief Financial Officer