Form 10-Q
period 2000-12-31
CONTINUCARE CORP
filed 2001-02-14
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At February 8, 2001, the Registrant had 33,240,090 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           Condensed Consolidated Balance Sheets - December 31, 2000 (Unaudited) and June
              30, 2000.............................................................................           3
           Condensed Consolidated Statements of Operations - Three Months Ended December
              31, 2000 (Unaudited) and 1999 (Unaudited)............................................           4
           Condensed Consolidated  Statements of Operations - Six Months Ended December 31,
              2000 (Unaudited) and 1999 (Unaudited)................................................           5
           Condensed Consolidated Statements of Cash Flows - Six Months Ended December 31,
              2000 (Unaudited) and 1999 (Unaudited)................................................           6
           Notes to Condensed Consolidated Financial Statements - December 31, 2000
              (Unaudited)..........................................................................           7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS..............................................................................          10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................          15

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................................................................          16

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................          17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................          17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................................          17

SIGNATURE PAGE.....................................................................................          18

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS


                             CONTINUCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31, 2000        JUNE 30, 2000
                                                                                  -----------------        -------------
                                                                                     (UNAUDITED)              (NOTE 1)
                                   ASSETS
Current assets
   Cash and cash equivalents ..............................................          $    703,475           $  2,535,540
   Accounts receivable, net of allowance for doubtful accounts of
    $5,752,000 at December 31, 2000 and June 30, 2000 .....................                85,022                 94,966
                                                                                     ------------           ------------
   Other receivables ......................................................               453,773                697,977
   Prepaid expenses and other current assets ..............................               146,353                368,431
                                                                                     ------------           ------------
       Total current assets ...............................................             1,388,623              3,696,914
Equipment, furniture and leasehold improvements, net ......................               967,040                880,873
Cost in excess of net tangible assets acquired, net of accumulated amortization of approximately $7,138,000 at December 31, 2000 and
  approximately $5,929,000 at June 30, 2000 ...............................            18,724,821             19,932,891
Deferred financing costs, net of accumulated amortization of approximately
  $1,086,000 at December 31, 2000 and $426,000 at June 30, 2000 ...........             2,304,375              2,964,375
Other assets, net .........................................................                89,135                 70,127
                                                                                     ------------           ------------
       Total assets .......................................................          $ 23,473,994           $ 27,545,180
                                                                                     ============           ============


               LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
   Accounts payable .......................................................          $    773,704           $    687,703
   Accrued expenses .......................................................             2,043,124              2,336,398
   Accrued salaries and benefits ..........................................             1,068,351                923,656
   Medical claims payable .................................................             2,459,732                985,835
   Due to Medicare ........................................................               538,689                 73,527
   Current portion of convertible subordinated notes payable ..............               700,000                700,000
   Current portion of long term debt ......................................             3,555,989              2,276,635
   Accrued interest payable ...............................................                10,166                  6,044
   Current portion of capital lease obligations ...........................               165,188                115,685
                                                                                     ------------           ------------
       Total current liabilities ..........................................            11,314,943              8,105,483
Capital lease obligations, less current portion ...........................               178,171                103,682
Convertible subordinated notes payable, less current portion ..............            10,700,000             11,050,000
Long term debt, less current portion ......................................             3,769,760              5,023,244
                                                                                     ------------           ------------
       Total liabilities ..................................................            25,962,874             24,282,409
Commitments and contingencies
Shareholders' (deficit) equity
   Common stock; $0.0001 par value; 100,000,000 shares authorized,
     36,236,282 shares issued (including treasury shares) and 33,240,090
     shares outstanding at both December 31, 2000 and June 30, 2000 .......                 3,325                  3,325
   Additional paid-in capital .............................................            57,708,595             57,708,595
   Accumulated deficit ....................................................           (54,776,099)           (49,024,448)
   Treasury stock (2,996,192 shares at December 31, 2000 and June 30, 2000)            (5,424,701)            (5,424,701)
                                                                                     ------------           ------------
     Total shareholders' equity ...........................................            (2,488,880)             3,262,771
                                                                                     ------------           ------------
     Total liabilities and shareholders' equity ...........................          $ 23,473,994           $ 27,545,180
                                                                                     ============           ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                         THREE MONTHS ENDED DECEMBER 31,
                                                                                       -----------------------------------
                                                                                           2000                   1999
                                                                                       ------------           ------------
   Medical services revenue, net ................................................      $ 29,923,561           $ 28,840,728
   Expenses
     Medical services:
         Medical claims .........................................................        24,842,256             19,496,753
         Contractual revision of previously recorded medical claims liability ...                --             (3,053,853)
         Other ..................................................................         4,348,772              4,576,810
     Payroll and employee benefits ..............................................         1,505,331              1,409,532
     Professional fees ..........................................................           316,747                304,852
     General and administrative .................................................         1,464,406              1,515,541
     Depreciation and amortization ..............................................           729,376                760,166
                                                                                       ------------           ------------
       Subtotal .................................................................        33,206,888             25,009,801

(Loss) income from operations ...................................................        (3,283,327)             3,830,927

Other income (expense)
     Interest income ............................................................            10,542                  5,991
     Interest expense ...........................................................          (435,087)            (1,091,090)
                                                                                       ------------           ------------
Net (loss) income ...............................................................      $ (3,707,872)          $  2,745,828
                                                                                       ============           ============


Basic and diluted (loss) earnings per common share:
     Net (loss) income ..........................................................      $       (.11)          $        .19
                                                                                       ============           ============
Weighted average number of common shares outstanding:
          Basic and diluted .....................................................        33,240,090             14,703,135


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                          SIX MONTHS ENDED DECEMBER 31,
                                                                                       -----------------------------------
                                                                                           2000                   1999
                                                                                       ------------           ------------
   Medical services revenue, net ................................................      $ 59,560,052           $ 57,923,221
   Expenses
     Medical services:
         Medical claims .........................................................        48,188,399             42,495,480
         Contractual revision of previously recorded medical claims liability....                --             (3,053,853)
         Other ..................................................................         8,541,186              9,010,273
     Payroll and employee benefits ..............................................         2,907,691              3,279,091
     Professional fees ..........................................................           594,606                458,220
     General and administrative .................................................         2,819,493              3,024,386
     Depreciation and amortization ..............................................         1,452,135              1,567,700
                                                                                       ------------           ------------
       Subtotal .................................................................        64,503,510             56,781,297

(Loss) income from operations ...................................................        (4,943,458)             1,141,924

Other income (expense)
     Interest income ............................................................            24,409                 24,567
     Interest expense ...........................................................          (832,906)            (2,162,235)
     Other ......................................................................               304                280,000
                                                                                       ------------           ------------
Loss before extraordinary item ..................................................        (5,751,651)              (715,744)
Gain on extinguishment of debt ..................................................                --              3,776,197
                                                                                       ------------           ------------
Net (loss) income ...............................................................      $ (5,751,651)          $  3,060,453
                                                                                       ============           ============


Basic and diluted (loss) earnings per common share:
     Loss before extraordinary item .............................................      $       (.17)          $       (.05)
     Extraordinary gain on extinguishment of debt ...............................                --                    .26
                                                                                       ------------           ------------
     Net (loss) income ..........................................................      $       (.17)          $        .21
                                                                                       ============           ============

Weighted average number of common shares outstanding:
          Basic and diluted .....................................................        33,240,090             14,620,525

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          SIX MONTHS ENDED DECEMBER 31,
                                                                                       -----------------------------------
                                                                                           2000                   1999
                                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income ............................................................      $ (5,751,651)          $  3,060,453
   Adjustments to reconcile net (loss) income to cash used in operating activities:
     Depreciation and amortization including amortization
     of deferred loan costs .....................................................         2,180,954              2,062,485
     Gain on extinguishment of debt .............................................                --             (3,776,197)
   Changes in operating assets and liabilities, excluding the effect of acquisitions and disposals:
     Decrease in accounts receivable ............................................             9,944                567,221
     Decrease in prepaid expenses and other current assets ......................           222,078                 72,408
     Decrease (increase) in other receivables ...................................           244,204                (93,141)
     Increase in other assets ...................................................           (19,008)               (15,274)
     Increase (decrease) in medical claims payable ..............................         1,473,897             (2,531,444)
     Increase (decrease) in due to (from) Medicare ..............................           835,784               (122,598)
     Decrease in accounts payable and accrued expenses ..........................           (62,578)              (635,263)
     Increase in accrued interest payable .......................................             4,122              1,639,923
                                                                                       ------------           ------------
Net cash used in operating activities ...........................................          (862,254)              (121,973)
                                                                                       ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposals of property and equipment ............................             1,500                     --
   Property and equipment additions .............................................          (165,086)               (81,804)
                                                                                       ------------           ------------
Net cash used in investing activities ...........................................          (163,586)               (81,804)
                                                                                       ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on convertible subordinated notes ...................................          (350,000)              (210,000)
   Principal repayments under capital lease obligation ..........................           (42,629)               (10,321)
   Payments on long term debt ...................................................          (413,596)            (1,145,629)
                                                                                       ------------           ------------
Net cash used in financing activities ...........................................          (806,225)            (1,365,950)
                                                                                       ------------           ------------
Net decrease in cash and cash equivalents .......................................        (1,832,065)            (1,569,727)
                                                                                       ------------           ------------
Cash and cash equivalents at beginning of period ................................         2,535,540              3,185,077
                                                                                       ------------           ------------
Cash and cash equivalents at end of period ......................................      $    703,475           $  1,615,350
                                                                                       ============           ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for refunds due to Medicare for overpayments ................      $    370,622           $    637,556
                                                                                       ============           ============
Purchase of furniture and fixtures with proceeds of capital lease
obligations .....................................................................      $    166,621           $    102,948
                                                                                       ============           ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation ("Continucare" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

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

NOTE 2 - GENERAL

Continucare, which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home healthcare services in Florida. Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of December 31, 2000, the Company operated, owned and/or managed: seventeen staff model clinics in south and central Florida; an Independent Practice Association ("IPA") with 72 physicians; and three Home Health agencies. For the six months ended December 31, 2000 approximately 58% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc. ("Humana") and 38% of net medical services revenue was derived from managed care contracts with Foundation Health Corporation ("Foundation"). For the six months ended December 31, 1999, approximately 54% of net medical services revenue was derived from Humana and 42% was derived from Foundation.

During the six month period ended December 31, 2000, the Company has experienced deterioration in its claim loss ratio. Changes in the claims loss ratio are due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company believes that it will be able to fund its capital commitments, operating cash requirements and satisfy its obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and improvements in the benefit structure of HMO contracts effective January 1, 2001, and the Company's credit facility ("Credit Facility"). However, there can be no assurances that these sources of funds will be sufficient to fund its operations and satisfy its obligations as they become due, including, but not limited to, its obligation of $350,000 for interest on the convertible subordinated notes, (the "Notes") due April 30, 2001.

NOTE 3 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

On July 2, 1999, the Company repurchased $4,000,000 of its Notes, which mature on October 31, 2002, for $210,000 and recorded a gain on extinguishment of debt of approximately $3,776,000. The Company funded the purchase of the Notes from working capital. The Company has not provided for income taxes on the gain because it believes that it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the transaction.

On February 15, 2000, the Company completed a restructuring of the Notes through the execution of a Consent Letter and Agreement to the First Supplemental Indenture which resulted in, among other things, the conversion of $31,000,000 of Notes into its common stock. The remaining outstanding principal balance of the Notes of $10,000,000 were reinstated as a performing non-defaulted loan. The $11,400,000 balance of the outstanding Notes at December 31, 2000 includes interest accrued through December 31, 2000 of $116,667 as well as the remaining interest of $1,283,333 which will be payable in semi-annual payments through October 31, 2002.

NOTE 4 - LONG-TERM DEBT

In March, 2000, the Company entered into a credit facility agreement ("Credit Facility") to provide a revolving loan of $3,000,000. Interest is payable monthly at 2.9% above the 30-day Dealer Commercial Paper Rate which was 6.48% at December 31, 2000. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by a board member and an entity controlled by another board member. At December 31, 2000, the Company had not borrowed any amounts available under the Credit Facility. The Credit Facility currently expires on March 31, 2001 unless renewed at the option of the lender. As of the date of this filing, the lender has indicated verbally that it intends to renew the Credit Facility. However, there can be no assurance that the Credit Facility will be renewed or, if renewed, that it will be renewed in the same amount or on the same terms as the current Credit Facility.

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

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUECARE CORPORATION. This care was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, the Company filed a Motion for Summary Judgment as to all Plaintiffs. On June 5, 2000, the Company filed a Motion for Judgment on the Pleadings as to all Plaintiffs. On April 28, 2000, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. All of the aforementioned motions were heard on June 15, 2000. On November 14, 2000, the court granted the Company's motion as to one of the Plaintiffs' claims for deferred and incentive compensation, but reserved as to his claim for post termination compensation related to follow-up patient care, if any. The court denied the Plaintiffs' motion for summary judgment in all respects. The trial started on February 13, 2001. As of the date of this filing, the trial is still in progress. The Company believes the action has little merit and intends to vigorously defend the claims.

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

Prior to Fiscal 2000, the Company closed or dissolved certain subsidiaries, some of which had pending claims against them. A liability associated with these subsidiaries was approximately $749,000 at December 31, 2000.

The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business, including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to "we," "us," "our," "Continucare" or the "Company" refers to Continucare Corporation and its consolidated subsidiaries.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of Continucare are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form 10-K for the period ended June 30, 2000, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

         Our medical claims payable include estimates of medical claims expenses incurred by our members but not yet reported to us. These estimates are based on a number of factors, including our prior claims experience and pre-authorizations of treatment. Adjustments, if necessary, are made to medical claims expenses in the period the actual claims costs are ultimately determined. We cannot assure that actual medical claims costs in future periods will not exceed our estimates. If these costs exceed our estimates, our profitability in future periods will be adversely affected.

GENERAL

         We are a provider of integrated outpatient healthcare and home healthcare services in Florida. As of December 31, 2000, we operated, owned and/or managed seventeen staff model clinics in south and central Florida; an Independent Practice Association (the "IPA") with 72 physicians; and three home health agencies.

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

         Title XVIII of the Social Security Act authorizes Medicare Part A, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long-term disabled) and Medicare

Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the Secretary of Health and Human Services. Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to the services of our Home Health Agencies and previously owned or operated Medicare certified outpatient rehabilitation facilities and Comprehensive Outpatient Rehabilitation Facilities, in the past Medicare has reimbursed the "reasonable costs" for services up to program limits. Medicare-reimbursed costs are subject to audit, which may result in a decrease in payments we have previously received. Historically, Medicare Part B reimburses the operating cost component of most hospital outpatient services on a reasonable cost basis, subject to a 5.8% reduction which the Balanced Budget Act of 1997 (the "BBA"), extended through federal Fiscal year 2000. However, Medicare regulations became effective on August 1, 2000, pursuant to which hospital outpatient services are reimbursed on the basis of a prospective payment system ("PPS"). Such a PPS system was implemented on October 1, 2000. While we have been operating under PPS during the three month period ended December 31, 2000, it is to early to predict the effect PPS for these hospital outpatient services will have on us. There can be no assurance that the established fees will not change in a manner that could adversely affect our revenues.

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

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999.

Revenue

         Medical services revenues increased 3.8% from approximately $28,841,000 for the three months ended December 31, 1999 to approximately $29,924,000 for the three months ended December 31, 2000. We provided managed care services for approximately 68,000 and 63,000 member months (members per month multiplied by the months for which services were available) during the three months ended December 31, 2000 and 1999, respectively.

         Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 96% during each of the three months ended December 31, 2000 and 1999. Revenue generated by the Humana Medical Plans, Inc. ("Humana") contract was 58% and 57% of medical services revenue for the three months ended December 31, 2000 and 1999, respectively. Revenue generated by

Foundation Health Corporation ("Foundation") contracts was 38% and 39% of medical services revenue for the three months ended December 31, 2000 and 1999, respectively.

         Our home health agencies' revenue was approximately 4% of medical services revenue during the three month periods ended December 31, 2000 and 1999, and consisted primarily of Medicare reimbursement.

Expenses

         Medical services expenses for the three month period ended December 31, 2000 were approximately $29,191,000 or 98% of medical services revenue, compared to approximately $21,020,000 or 73% of medical services revenue for the three month period ended December 31, 1999 after giving effect to the negotiated $3,054,000 reduction in medical services expense (the "Contractual Adjustment"). Excluding the Contractual Adjustment, medical services expenses were approximately $24,074,000 or 83% of medical services revenue for the three month period ended December 31, 1999.

         Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $24,842,000 and $19,497,000 for the three months ended December 31, 2000 and 1999, respectively, or 86.0% and 70.9% of medical services revenues derived from our managed care entities prior to the Contractual Adjustment of claims expense. The annualized claims ratio for Fiscal 2000 was 74%. Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

         Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $4,349,000 and $4,577,000 for the three months ended December 31, 2000 and 1999, respectively, or 14.5% and 15.9% of medical services revenues. The decrease primarily resulted from cost containment measures which were implemented throughout Fiscal 2000.

         Payroll and employee benefits for administrative personnel was approximately $1,505,000 for the three months ended December 31, 2000, or 5.0% of revenues, compared to approximately $1,410,000 or 4.9% of revenue for the three months ended December 31, 1999.

         General and administrative expenses for the three months ended December 31, 2000 were approximately $1,464,000 or 4.9% of revenues compared to approximately $1,516,000 or 5.3% of revenues for the three months ended December 31, 1999.

         Interest expense for the three months ended December 31, 2000 was approximately $435,000 or 1.5% of revenues compared to approximately $1,091,000 or 3.8% of revenues for the three months ended December 31, 1999. Interest expense for the three months ended December 31, 2000 is comprised primarily of approximately $353,000 related to amortization of deferred financing costs and approximately $31,000 of imputed interest expense on non-interest bearing notes. Interest expense for the three months ended December 31, 1999 was comprised of approximately $175,000 related to amortization of deferred financing costs, approximately $57,000 of imputed interest expense on non-interest bearing notes, and approximately $820,000 of interest on our convertible subordinated notes (the "Notes"). The Notes were restructured during February, 2000 and, in accordance with Statement of Financial Accounting Standards, No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," all interest which would accrue over the remaining term of the Notes was included in the outstanding Notes on the balance sheet. Therefore, no interest expense will be recorded on the Notes through their maturity date.

Income/Loss from Operations

         Loss from operations for the three months ended December 31, 2000 was approximately $3,283,000 or 11.0% of total revenues, compared to operating income of approximately $3,831,000 or 13.3% of total revenues for the three months ended December 31, 1999.

Net Income/Loss

         Net loss for the three months ended December 31, 2000 was approximately $3,708,000 compared to net income of approximately $2,746,000 for the three months ended December 31, 1999.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999.

Revenue

         Medical services revenues increased 2.8% from approximately $57,923,000 for the six months ended December 31, 1999 to approximately $59,560,000 for the six months ended December 31, 2000. We provided managed care services for approximately 136,000 and 129,000 member months (members per month multiplied by the months for which services were available) during the six months ended December 31, 2000 and 1999, respectively.

         Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 96% during each of the six months ended December 31, 2000 and 1999. Revenue generated by the Humana contract was 58% and 54% of medical services revenue for the six months ended December 31, 2000 and 1999, respectively. Revenue generated by Foundation contracts was 38% and 42% of medical services revenue for the six months ended December 31, 2000 and 1999, respectively.

         Our home health agencies' revenue was approximately 4% of medical services revenue during the six month periods ended December 31, 2000 and 1999, and consisted primarily of Medicare reimbursement.

Expenses

         Medical services expenses for the six month period ended December 31, 2000 were approximately $56,730,000 or 95% of medical services revenue, compared to approximately $48,452,000 or 84% of medical services revenue for the six month period ended December 31, 1999 after giving effect to the negotiated $3,054,000 reduction in medical services expense (the "Contractual Adjustment"). Excluding the Contractual Adjustment, medical services expenses were approximately $51,506,000 or 89% of medical services revenue for the six month period ended December 31, 1999.

         Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $48,188,000 and $42,495,000 for the six months ended December 31, 2000 and 1999, respectively, or 84.0% and 76.6% of medical services revenues derived from our managed care entities prior to the Contractual Adjustment of claims expense. The annualized claims ratio for Fiscal 2000 was 74%. Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

         Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $8,541,000 and $9,010,000 for the six months ended December 31, 2000 and 1999, respectively, or 14.3% and 15.6% of medical services revenues. The decrease primarily resulted from cost containment measures which were implemented throughout Fiscal 2000.

         Payroll and employee benefits for administrative personnel was approximately $2,908,000 for the six months ended December 31, 2000, or 4.9% of revenues, compared to approximately $3,279 ,000 or 5.7% of revenue for the six months ended December 31, 1999. This decrease is due to certain positions which were eliminated during Fiscal 2000.

         General and administrative expenses for the six months ended December 31, 2000 were approximately $2,819,000 or 4.7% of revenues compared to approximately $3,024,000 or 5.2% of revenues for the six months ended December 31, 1999. The decrease in general and administrative expense as a percent of revenues primarily resulted from cost containment measures which were implemented throughout Fiscal 2000.

         Interest expense for the six months ended December 31, 2000 was approximately $833,000 or 1.4% of revenues compared to approximately $2,162,000 or 3.7% of revenues for the six months ended December 31, 1999. Interest expense for the six months ended December 31, 2000 is comprised primarily of approximately $660,000 related to amortization of deferred financing costs and approximately $69,000 of imputed interest expense on non-interest bearing notes. Interest expense for the six months ended December 31, 1999 was comprised of approximately $357,000 related to amortization of deferred financing costs, approximately $117,000 of imputed interest expense on non-interest bearing notes, and approximately $1,599,000 of interest on the Notes. The Notes were restructured during February, 2000 and, in accordance with Statement of Financial Accounting Standards, No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," all interest which would accrue over the remaining term of the Notes was included in the outstanding Notes on the balance sheet. Therefore, no interest expense will be recorded on the Notes through their maturity date.

Income/Loss from Operations

         Loss from operations for the six months ended December 31, 2000 was approximately $4,943,000 or 8.3% of total revenues, compared to operating income of approximately $1,142,000 or 2.0% of total revenues for the six months ended December 31, 1999.

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

Net Income/Loss

         Net loss for the six months ended December 31, 2000 was approximately $5,752,000 compared to net income of approximately $3,060,000 for the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         On July 2, 1999, we repurchased $4,000,000 face value of our Notes for approximately $210,000, recognizing a gain on extinguishment of debt of approximately $3,776,000. The purchase of the Notes was funded from working capital.

         On February 15, 2000, we completed a troubled debt restructuring of the Notes through the execution of a Consent Letter and Agreement to the First Supplemental Indenture (the "Restructuring") which resulted in, among other things, the conversion of $31,000,000 of Notes into our common stock. The remaining outstanding principal balance of the Notes of $10,000,000 were reinstated as a performing non-defaulted loan.

         We have entered into a credit facility (the "Credit Facility") to provide a revolving loan of $3,000,000. Interest is payable monthly at 2.9% above the 30-day Dealer Commercial Paper Rate which was 6.48% at December 31, 2000. The Credit Facility has been guaranteed by a board member and an entity controlled by another board member. At December 31, 2000, we had not borrowed any amounts available under the Credit Facility. The Credit Facility currently expires on March 31, 2001 unless renewed at the option of the lender. As of the date of this filing, the lender has indicated verbally that it intends to renew the Credit Facility. However, there can be no assurance that the Credit

Facility will be renewed or, if renewed, that it will be renewed in the same amount or on the same terms as the current Credit Facility.

         Our net loss was approximately $5,752,000 for the six months ended December 31, 2000. Net cash used in operating activities for the six months ended December 31, 2000 was approximately $862,000 due primarily to the net loss of approximately $5,752,000, and offset by non-cash amortization and depreciation expenses of approximately $2,181,000, an increase in due to Medicare of approximately $836,000 and an increase in medical claims payable of approximately $1,480,000.

         Net cash used in investing activities for the six months ended December 31, 2000 was approximately $164,000, primarily for the purchase of computer equipment. Net cash used in financing activities for the six months ended December 31, 2000 was approximately $806,000, all of which was used for scheduled payments for various notes payable.

         Our working capital deficit was approximately $9,926,000 at December 31, 2000.

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

         The financial statements have been prepared assuming we will continue as a going concern. We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and improvements in the benefit structure of HMO contracts effective January 1, 2001, and the Credit Facility. However, there can be no assurances that these sources of funds will be sufficient to fund our operations and satisfy our obligations as they become due, including but not limited to our obligation of $350,000 for interest on the Notes due April 30, 2001.

         If we are unable to satisfy our cash requirements, we may be required to take certain steps, such as borrowing additional funds, restructuring our indebtedness, selling assets, reducing costs, and reducing or delaying capital expenditures. If we need additional capital to fund our operations, there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant effect on our operations.

         On November 21, 2000, the American Stock Exchange notified us of its decision to continue to list our common stock pending a review of our December 31, 2000 Form 10-Q. As of the date of this filing, we are still below the continued listing requirements of the American Stock Exchange with respect to requirements which include the need for us to maintain stockholders' equity of at least $2 million and not sustain losses from continuing operations and/or net losses in two of its three most recent fiscal years. We are unable to guarantee that the American Stock Exchange will continue to list our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2000, our cash equivalents were invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, there is no balance currently outstanding. We have no material risk associated with interest rates, foreign currency exchange rates or commodity prices.

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

     We are a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, we filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, we filed a Motion for Summary Judgment as to all Plaintiffs. On June 5, 2000, we filed a Motion for Judgment on the Pleadings as to all Plaintiffs. On April 28, 2000, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. All of the aforementioned motions were heard on June 15, 2000. On November 14, 2000, the court granted our motion as to one of the Plaintiffs' claims for deferred and incentive compensation, but reserved as to his claim for post termination compensation related to follow-up patient care, if any. The court denied our motions as to the other two Plaintiffs. Also on November 14, 2000, the court denied the Plaintiffs' motion for summary judgment in all respects. The trial started on February 13, 2001. As of the date of this filing, the trial is still in progress. We believe the action has little merit and intend to vigorously defend the claims.

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

                  Prior to Fiscal 2000, we closed or dissolved certain subsidiaries, some of which had pending claims against them. We are also involved in various other legal proceedings incidental to our business that arise from time to time out of the ordinary course of business, including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Shareholders held on December 12, 2000, the shareholders voted to elect Charles M. Fernandez, Dr. Phillip Frost, Spencer J. Angel, Robert J. Cresci and Patrick M. Healy as Directors of the Company. The number of votes cast for, against or withheld, with respect to each of the nominees, were as follows:

     Nominee                               For                         Against                   Vote Withheld
     -------                               ---                         -------                   -------------
Charles M. Fernandez                    23,043,511                    7,779,226                       --
Dr. Phillip Frost                       30,639,609                     183,128                        --
Spencer J. Angel                        30,639,609                     183,128                        --
Robert J. Cresci                        30,639,609                     183,128                        --
Patrick M. Healy                        30,639,609                     183,128                        --

         In addition, our shareholders voted to approve the Amended and Restated Continucare Corporation 2000 Stock Option Plan (the "Plan"). The shareholders cast 25,533,489 votes for approval of the Plan, 1,217,300 votes against the Plan and shareholders abstained with respect to 19,200 votes.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONTINUCARE CORPORATION



Dated: February 14, 2001             By:  /s/  Spencer J. Angel
                                        ---------------------------------------
                                         Spencer J. Angel
                                         Chief Executive Officer and President


                                     By:  /s/  Janet L. Holt
                                        ---------------------------------------
                                         Janet L. Holt
                                         Chief Financial Officer