Form 10-Q
period 2001-03-31
CONTINUCARE CORP
filed 2001-05-15
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 11, 2001, the Registrant had 33,240,090 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           Condensed  Consolidated Balance Sheets - March 31, 2001 (Unaudited) and June 30,
              2000.................................................................................           3

           Condensed Consolidated Statements of Operations - Three Months Ended March 31,
              2001 (Unaudited) and 2000 (Unaudited)................................................           4

           Condensed Consolidated Statements of Operations - Nine Months Ended March 31,
              2001 (Unaudited) and 2000 (Unaudited)................................................           5

           Condensed Consolidated Statements of Cash Flows - Nine Months Ended March 31,
              2001 (Unaudited) and 2000 (Unaudited)................................................           6

           Notes to Condensed Consolidated Financial Statements - March 31, 2001
              (Unaudited)..........................................................................           7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS..............................................................................          12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................          19

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................................................................          19

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................          19

ITEM 3.    DEFAULTS ON SENIOR SECURITIES...........................................................          19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................          19

ITEM 5.    OTHER INFORMATION.......................................................................          20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................................          20

SIGNATURE PAGE.....................................................................................          21


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS


                             CONTINUCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31, 2001        JUNE 30, 2000
                                                                       --------------        -------------
                                                                        (UNAUDITED)             (NOTE 1)


                                 ASSETS
Current assets
   Cash and cash equivalents .....................................      $    967,930       $  2,535,540
   Accounts receivable, net of allowance for doubtful accounts of
    $5,752,000 at March 31, 2001 and June 30, 2000 ...............           147,744             94,966
   Other receivables .............................................           477,813            697,977
   Prepaid expenses and other current assets .....................           307,136            368,431
                                                                        ------------       ------------
       Total current assets ......................................         1,900,623          3,696,914
Equipment, furniture and leasehold improvements, net .............           860,217            880,873
Cost in excess of net tangible assets acquired, net of
  accumulated amortization of approximately $7,742,000 at
  March 31, 2001 and approximately $5,929,000 at June 30, 2000 ...        18,120,786         19,932,891
Deferred financing costs, net of accumulated amortization of approximately $1,438,000 at March 31, 2001 and $426,000 at
  June 30, 2000 ..................................................         1,966,875          2,964,375
Other assets, net ................................................            91,955             70,127
                                                                        ------------       ------------
       Total assets ..............................................      $ 22,940,456       $ 27,545,180
                                                                        ============       ============


          LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
   Accounts payable ..............................................      $    780,043       $    687,703
   Accrued expenses ..............................................         2,042,662          2,336,398
   Accrued salaries and benefits .................................         1,383,792            923,656
   Due (from) to HMOs, net .......................................          (752,940)           985,835
   Line of credit ................................................           600,000                 --
   Advances from HMO .............................................           886,689                 --
   Due to Medicare ...............................................           251,771             73,527
   Current portion of convertible subordinated notes payable .....        10,700,000            700,000
   Current portion of long term debt .............................         3,191,044          2,276,635
   Accrued interest payable ......................................            12,216              6,044
   Current portion of capital lease obligations ..................           175,383            115,685
                                                                        ------------       ------------
       Total current liabilities .................................        19,270,660          8,105,483
Capital lease obligations, less current portion ..................           144,329            103,682
Convertible subordinated notes payable, less current portion .....           700,000         11,050,000
Long term debt, less current portion .............................         2,920,436          5,023,244
                                                                        ------------       ------------
       Total liabilities .........................................        23,035,425         24,282,409
Commitments and contingencies
Shareholders' (deficit) equity
   Common stock; $0.0001 par value; 100,000,000 shares authorized,
     36,236,282 shares issued (including treasury
     shares) and 33,240,090 shares outstanding at both March 31,
     2001 and June 30, 2000 ......................................             3,325              3,325
   Additional paid-in capital ....................................        57,708,595         57,708,595
   Accumulated deficit ...........................................       (52,382,188)       (49,024,448)
   Treasury stock (2,996,192 shares at March 31, 2001 and
     June 30, 2000) ..............................................        (5,424,701)        (5,424,701)
                                                                        ------------       ------------
     Total shareholders' (deficit) equity ........................           (94,969)         3,262,771
                                                                        ------------       ------------
     Total liabilities and shareholders' (deficit) equity ........      $ 22,940,456       $ 27,545,180
                                                                        ============       ============



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------
                                                                              2001               2000
                                                                         ------------       ------------
   Medical services revenue, net ..................................      $ 29,589,882       $ 29,889,660
   Expenses
     Medical services:

         Medical claims ...........................................        23,290,468         19,864,445
         Contractual revision of previously recorded medical claims
           liability ..............................................        (3,638,205)                --
         Other ....................................................         4,275,068          4,700,767
     Payroll and employee benefits ................................         1,494,662          1,395,032
     Professional fees ............................................           256,581            193,362
     General and administrative ...................................         1,348,147          1,373,192
     Depreciation and amortization ................................           727,900            773,044
                                                                         ------------       ------------
       Subtotal ...................................................        27,754,621         28,299,842

Income from operations ............................................         1,835,261          1,589,818

Other income (expense)
     Interest income ..............................................             6,733             10,942
     Interest expense .............................................          (448,083)          (708,717)
     Other ........................................................                --            103,623
                                                                         ------------       ------------
Net income before extraordinary item ..............................         1,393,911            995,666
Gain on extinguishment of debt ....................................         1,000,000          9,471,710
                                                                         ------------       ------------
Net income ........................................................      $  2,393,911       $ 10,467,376
                                                                         ============       ============

Per share data:
          Basic earnings ..........................................      $        .07       $        .43
                                                                         ============       ============
          Diluted earnings ........................................      $        .07       $        .33
                                                                         ============       ============

Weighted average number of common shares outstanding:
          Basic ...................................................        33,240,090         24,020,331
                                                                         ============       ============
          Diluted .................................................        33,240,090         31,855,476
                                                                         ============       ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                           NINE MONTHS ENDED MARCH 31,
                                                                         -------------------------------
                                                                             2001               2000
                                                                         ------------       ------------
   Medical services revenue, net ..................................      $ 89,149,934       $ 87,812,881

   Expenses
     Medical services:
         Medical claims ...........................................        71,478,867         62,359,925
         Contractual revision of previously recorded medical claims
           liability ..............................................        (3,638,205)        (3,053,853)
         Other ....................................................        12,816,254         13,711,040
     Payroll and employee benefits ................................         4,402,353          4,674,123
     Professional fees ............................................           851,187            651,582
     General and administrative ...................................         4,167,640          4,397,578
     Depreciation and amortization ................................         2,180,035          2,340,744
                                                                         ------------       ------------
       Subtotal ...................................................        92,258,131         85,081,139

(Loss) income from operations .....................................        (3,108,197)         2,731,742

Other income (expense)
     Interest income ..............................................            31,142             35,509
     Interest expense .............................................        (1,280,989)        (2,870,952)
     Other ........................................................               304            383,623
                                                                         ------------       ------------
(Loss) income before extraordinary item ...........................        (4,357,740)           279,922
Gain on extinguishment of debt ....................................         1,000,000         13,247,907
                                                                         ------------       ------------
Net (loss) income .................................................      $ (3,357,740)      $ 13,527,829
                                                                         ============       ============

Per share data:
          Basic (loss) earnings ...................................      $       (.10)      $        .76
                                                                         ============       ============
          Diluted (loss) earnings .................................      $       (.10)      $        .44
                                                                         ============       ============

Weighted average number of common shares outstanding:
          Basic ...................................................        33,240,090         17,731,000
                                                                         ============       ============
          Diluted .................................................        33,240,090         30,694,636
                                                                         ============       ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                NINE MONTHS ENDED MARCH 31,
                                                                               -------------------------------
                                                                                    2001               2000
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income ....................................................      $ (3,357,740)      $ 13,527,829
   Adjustments to reconcile net (loss) income to cash used in operating activities:
     Depreciation and amortization including amortization
       of deferred loan costs ...........................................         3,270,480          3,102,067
     Contractual revision of previously recorded medical claims liability        (3,638,205)        (3,053,853)
     Loss (gain) on disposal of equipment ...............................            33,426            (23,123)
     Gain on extinguishment of debt .....................................        (1,000,000)       (13,247,907)
   Changes in operating assets and liabilities, excluding the effect of acquisitions and disposals:
     (Increase) decrease in accounts receivable .........................           (52,778)           599,680
     Decrease (increase) in prepaid expenses and other current assets ...            61,295            (59,280)
     Decrease (increase) in other receivables ...........................           220,164           (320,029)
     Increase in other assets ...........................................           (21,828)            (6,361)
     Increase (decrease) in due to (from) HMOs ..........................         1,899,430           (991,635)
     Increase (decrease) in due to (from) Medicare ......................           548,866           (108,378)
     Increase in accounts payable and accrued expenses ..................           258,740            505,491
     Increase in accrued interest payable ...............................             6,172          2,045,984
                                                                               ------------       ------------
Net cash used in operating activities ...................................        (1,771,978)         1,970,485
                                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposals of property and equipment ....................             1,500                 --
   Property and equipment additions .....................................          (215,580)          (134,637)
                                                                               ------------       ------------
Net cash used in investing activities ...................................          (214,080)          (134,637)
                                                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit .........................................           600,000                 --
   Advances from HMO ....................................................         1,450,000                 --
   Payments on advances from HMO ........................................          (563,311)                --
   Payments on convertible subordinated notes ...........................          (350,000)          (210,000)
   Principal repayments under capital lease obligation ..................           (66,276)           (22,815)
   Payments on long term debt ...........................................          (651,965)        (1,406,326)
   Payment to related party .............................................                --            (90,000)
   Payment of deferred financing costs ..................................                --           (175,792)
                                                                               ------------       ------------
Net cash provided by (used in) financing activities .....................           418,448         (1,904,933)
                                                                               ------------       ------------
Net decrease in cash and cash equivalents ...............................        (1,567,610)           (69,085)
                                                                               ------------       ------------
Cash and cash equivalents at beginning of period ........................         2,535,540          3,185,077
                                                                               ------------       ------------
Cash and cash equivalents at end of period ..............................      $    967,930       $  3,115,992
                                                                               ============       ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for refunds due to Medicare for overpayments ........      $    370,622       $    637,556
                                                                               ============       ============
Purchase of furniture and fixtures with proceeds of capital lease
  obligations ...........................................................      $    166,621       $    158,023
                                                                               ============       ============
Common stock issued for deferred financing costs ........................      $         --       $  3,375,000
                                                                               ============       ============
Common stock issued for extinguishment of debt ..........................      $         --       $ 21,312,500
                                                                               ============       ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation ("Continucare" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

Certain reclassifications have been made to the prior year amounts to conform to the current year.

NOTE 2 - GENERAL

Continucare, which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home healthcare services in Florida. Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of March 31, 2001, the Company operated, owned and/or managed: sixteen staff model clinics in south and central Florida; an Independent Practice Association ("IPA") with 57 physicians; and three Home Health agencies. For the nine months ended March 31, 2001 approximately 57% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc. ("Humana") and 39% of net medical services revenue was derived from managed care contracts with Foundation Health Corporation ("Foundation"). For the nine months ended March 31, 2000, approximately 55% of net medical services revenue was derived from Humana and 39% was derived from Foundation.

Effective March 31, 2001, the Company negotiated an amendment to its IPA contract with Foundation (the "Amendment"). The Amendment reduced the long-term debt liability to Foundation by $1,000,000 (see Note 4) and eliminated the medical claims liability incurred by the IPA through March 31, 2001. The Amendment will also terminate the Company's association with certain IPA physician practices effective May 31, 2001 which represent approximately 70% of the IPA's membership.

During the nine month period ended March 31, 2001, the Company has experienced deterioration in its claim loss ratio. Changes in the claims loss ratio are due to fluctuations in utilization, the timing of claims paid by the health maintenance organizations ("HMOs") on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company believes that it will be able to fund its capital commitments, operating cash requirements and satisfy its obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and improvements in the benefit structure of HMO contracts effective January 1, 2001, and the Company's credit facility (see Note 4). However, there can be no assurances that these sources of funds will be sufficient to fund its operations and satisfy its obligations as they become due.

NOTE 3 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

On July 2, 1999, the Company repurchased $4,000,000 of its 8% Convertible Subordinated Notes due 2002 (the "Notes"), which mature on October 31, 2002, for $210,000 and recorded a gain on extinguishment of debt of approximately $3,776,000. The Company funded the purchase of the Notes from working capital. The Company has not provided for income taxes on the gain because it believes that it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the transaction.

On February 15, 2000, the Company completed a restructuring of the Notes through the execution of a Consent Letter and Agreement to the First Supplemental Indenture which resulted in, among other things, the conversion of $31,000,000 of Notes into its common stock. The remaining outstanding principal balance of the Notes of $10,000,000 were reinstated as a performing non-defaulted loan. The $11,400,000 balance of the outstanding Notes at March 31, 2001 includes interest accrued through March 31, 2001 of $289,589 as well as the remaining interest of $1,110,411 which will be payable in semi-annual payments through October 31, 2002.

As discussed in Note 8, the Company is currently in discussions with (i) certain of its noteholders and a related party to negotiate a transaction whereby a portion of the outstanding Notes would be purchased by the related party at a discount and subsequently be converted into common stock at a reduced conversion ratio, and (ii) certain of its noteholders to restructure certain terms of the Notes (collectively, the "Restructuring Transaction"). The Restructuring Transaction may also include the issuance of equity, new debt or a combination of the two, which could result in substantial dilution to the shareholders. The Company did not make the April 30, 2001 semi-annual payment of interest on the Notes. In the event the Company does not conclude the Restructuring Transaction or does not make the interest payment by or before May 30, 2001, the outstanding principal balance of the Notes, $10,000,000 at March 31, 2001, and accrued interest may become due and payable immediately. As there can be no assurances that the Company will be able to reach a favorable settlement with the holders of the Notes, $10,000,000, the outstanding principal balance of the Notes, has been classified as a current liability on the Company's balance sheet. The long-term portion of the Notes on the Company's balance sheet represents interest which will accrue after March 31, 2002 and through the maturity date.

NOTE 4 - LONG-TERM DEBT

In March, 2000, the Company entered into a credit facility agreement ("Credit Facility") to provide a revolving loan of $3,000,000. Interest is payable monthly at 2.9% above the 30-day Dealer Commercial Paper Rate which was 4.95% at March 31, 2001. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by a board member and an entity controlled by another board member. At March 31, 2001, the outstanding balance of the Credit Facility was $600,000. The Credit Facility currently expires on March 31, 2002 unless renewed at the option of the lender.

As discussed in Note 2, effective March 31, 2001, the Company negotiated an amendment to its IPA contract with Foundation. The Amendment reduced the long-term debt liability to Foundation by $1,000,000 and eliminated the medical claims liability incurred by the IPA through March 31, 2001. As a result of this Amendment, the Company recorded an extraordinary gain on extinguishment of debt of $1,000,000 and a contractual revision of previously recorded medical claims liability of approximately $3,638,000. The Company has not provided for income taxes on the extraordinary gain on extinguishment of debt as it believes that it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to this transaction.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                  THREE MONTHS ENDED MARCH 31,       NINE MONTHS ENDED MARCH 31,
                                                                 ------------------------------     -------------------------------
                                                                      2001             2000              2001             2000
                                                                 --------------    ------------     --------------     ------------
                                                                   (unaudited)      (unaudited)       (unaudited)      (unaudited)
Numerator for earnings (loss) before
  extraordinary item:
  Numerator for basic earnings (loss) per
    share-
    Income (loss)  before extraordinary item,
      as reported ...........................................    $    1,393,911    $    995,666     $   (4,357,740)    $    279,922

  Effect of dilutive securities:
    Interest expense related to convertible
      subordinated notes ....................................                --         490,937                 --        2,460,997
                                                                 --------------    ------------     --------------     ------------

  Numerator for diluted earnings (loss) per
    share - income (loss) before extraordinary
    item  after assumed conversions .........................    $    1,393,911    $  1,486,603     $   (4,357,740)    $  2,740,919
                                                                 ==============    ============     ==============     ============

Numerator for extraordinary item:
  Numerator for basic earnings (loss) per
    share - extraordinary item ..............................    $    1,000,000    $  9,471,710     $    1,000,000     $ 13,247,907

  Effect of dilutive securities:
    Interest expense related to convertible
    subordinated  notes .....................................                --        (490,937)                --       (2,460,997)
                                                                 --------------    ------------     --------------     ------------

  Numerator for diluted earnings (loss) per
    share - extraordinary item ..............................    $    1,000,000    $  8,980,773     $    1,000,000     $ 10,786,910
                                                                 ==============    ============     ==============     ============

Denominator:
  Denominator for basic earnings (loss) per
    share - weighted-average shares .........................        33,240,090      24,020,331         33,240,090       17,731,000

  Dilutive common shares:
    Convertible subordinated notes ..........................                --       7,835,145                 --       12,963,636
                                                                 --------------    ------------     --------------     ------------

  Denominator for diluted earnings (loss) per
    share - adjusted weighted-average
    shares and assumed conversions ..........................        33,240,090      31,855,476         33,240,090       30,694,636
                                                                 ==============    ============     ==============     ============

Basic earnings (loss) per share, before
   extraordinary item .......................................    $          .04    $        .04     $         (.13)    $        .02
Extraordinary item ..........................................               .03             .39                .03              .74
                                                                 --------------    ------------     --------------     ------------
Basic earnings (loss) per share .............................    $          .07    $        .43     $         (.10)    $        .76
                                                                 ==============    ============     ==============     ============

Diluted earnings (loss) per share before
   extraordinary item .......................................    $          .04    $        .05     $         (.13)    $        .09
Extraordinary item ..........................................               .03             .28                .03              .35
                                                                 --------------    ------------     --------------     ------------
Diluted earnings (loss) per share ...........................    $          .07    $        .33     $         (.10)    $        .44
                                                                 ==============    ============     ==============     ============


Options and warrants to purchase the Company's common stock were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

NOTE 6 - RELATED PARTY TRANSACTIONS

In May 1999, the Company entered into an agreement with Harter Financial, Inc. ("Harter") to assist it with a financial reorganization and to represent the Company in negotiating the restructuring of the Notes and a settlement with the noteholders. As compensation for its services, Harter received an initial fee of $50,000 on May 18, 1999. On October 18, 1999, the Board of Directors approved a final compensation package to be paid to Harter consisting of a cash payment of $150,000 and the issuance of 200,000 unregistered shares of the Company's common stock, which were valued at $112,500 based on the closing price of the Company's stock on the date of grant. The balance of $60,000 remaining unpaid at March 31, 2000 was paid in full prior to June 30, 2000. Mr. Angel, the Company's president and CEO is also the president and a 15% shareholder of Harter. However, as of May 18, 1999, Mr. Angel was not an officer or director of the Company.

NOTE 7 - CONTINGENCIES

The case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. ("CPPM") V. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION, was filed on November 15, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, alleging breach of fiduciary duties, improper billing, and seeking the return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger and the Registration Rights Agreement. On December 20, 1999, a counterclaim was filed against the Company and CPPM alleging breach of contract, tortious interference and conversion and seeks damages in excess of $l,600,000. On August 11, 2000, the counterplaintiffs filed their Second Amended Counterclaim. The trial has been scheduled for the June 25, 2001 trial calendar. Discovery is currently pending. The Company believes that there is little merit to the counterclaim and intends to vigorously defend the claims.

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. V. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, the Company filed a Motion for Summary Judgment as to all Plaintiffs. On June 5, 2000 , the Company filed a Motion for Judgment on the Pleadings as to all Plaintiffs. On April 28, 2000, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. All of the aforementioned motions were heard on June 15, 2000. On November 14, 2000, the court granted the Company's motion as to one of the Plaintiffs' claims for deferred and incentive compensation, but reserved as to his claim for post termination compensation related to follow-up patient care, if any. The court denied the Company's motions as to the other two Plaintiffs. Also on November 14, 2000, the court denied the Plaintiffs' motion for summary judgment in all respects. The trial started on February 13, 2001. As of the date of this filing, the trial is still in progress and is scheduled to continue in August, 2001. The Company believes the action has little merit and intends to vigorously defend the claims.

The case of GE MEDICAL SYSTEMS, AN UNINCORPORATED DIVISION OF GENERAL ELECTRIC COMPANY V. CONTINUCARE OUTPATIENT SERVICES, INC. N/K/A OUTPATIENT RADIOLOGY SERVICES, INC., A FLORIDA CORPORATION AND CONTINUCARE CORPORATION, A FLORIDA CORPORATION was settled between GE Medical Systems ("GE") and the Company on April 5, 2001 with no admission of liability. As part of the settlement, GE assigned to the Company all of its claims associated with the litigation. The Company intends to continue to litigate its claims of indemnification through its pending cross-claims and/or third party claims.

Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. V. KENNETH BLAZE, D.O. KENNETH BLAZE. D.O., P.A.; SHERIDEN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000. The Company filed its answer on May 3, 2000. Discovery is currently pending. The Company has made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was initially rejected, but is currently being re-evaluated. The Company believes it has meritorious defenses and intends to vigorously pursue them.

Prior to Fiscal 2000, the Company closed or dissolved certain subsidiaries, some of which had pending claims against them. A liability associated with these subsidiaries was approximately $749,000 at March 31, 2001.

The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business, including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and disputes with equipment lessors and other vendors.

NOTE 8 - SUBSEQUENT EVENT

The Company is currently in discussions with (i) certain of its noteholders and a related party to negotiate a transaction whereby a portion of the outstanding Notes would be purchased by the related party at a discount and subsequently be converted into common stock at a reduced conversion ratio, and (ii) certain of its noteholders to restructure certain terms of the Notes (collectively, the "Restructuring Transaction"). The Restructuring Transaction may also include the issuance of equity, new debt or a combination of the two, which could result in substantial dilution to the shareholders. The Company also did not make the April 30, 2001, $350,000 semi-annual payment of interest on the Notes. Should the Company not conclude the Restructuring Transaction or make the payment by or before May 30, 2001, such failure will constitute an event of default under the Indenture dated October 30, 1997 between the Company and the American Stock Transfer & Trust Company. If an event of default occurs and is continuing, the principal of all Notes may be declared due and payable immediately, including any accrued and unpaid interest. While the Company anticipates that the restructuring negotiations will be completed by May 30, 2001, there can be no assurance that the Company will be successful in reaching a favorable settlement with the holders of the Notes. Due to this uncertainty, $10,000,000, the outstanding principal balance of the Notes, has been classified as a current liability on the Company's balance sheet.

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

GENERAL

         We are a provider of integrated outpatient healthcare and home healthcare services in Florida. As of March 31, 2001, we operated, owned and/or managed sixteen staff model clinics in south and central Florida; an Independent Practice Association (the "IPA") with 57 physicians; and three home health agencies. Effective March 31, 2001, we negotiated an amendment to our IPA contract with Foundation (the "Amendment"). The Amendment reduced the long-term debt liability to Foundation by $1,000,000 (see Note 4 to our Condensed Consolidated Financial Statements) and eliminated the medical claims liability incurred by the IPA through March 31, 2001. The Amendment will also terminate our association with certain IPA physician practices effective May 31, 2001 which represents approximately 70% of the IPA's membership.

REIMBURSEMENT CONSIDERATIONS

         We receive reimbursement from the Medicare and Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we derived less than 5% of our net patient service revenue directly from Medicare and Medicaid in Fiscal 2001, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Therefore, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on our business.

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

         Title XVIII of the Social Security Act authorizes Medicare Part A, the health insurance program that pays for inpatient care for covered persons (generally, those age 65 and older and the long-term disabled) and Medicare Part B, a voluntary supplemental medical assistance insurance program. Healthcare providers may participate in the Medicare program subject to certain conditions of participation and acceptance of a provider agreement by the Secretary of Health and Human Services. Only enumerated services, upon satisfaction of certain criteria, are eligible for Medicare reimbursement. Relative to the services of our Home Health Agencies and previously owned or operated Medicare certified outpatient rehabilitation facilities and Comprehensive Outpatient Rehabilitation Facilities, in the past Medicare has reimbursed the "reasonable costs" for services up to program limits. Medicare-reimbursed costs are subject to audit, which may result in a decrease in payments we have previously received. Historically, Medicare Part B reimburses the operating cost component of most home health services on a reasonable cost basis, subject to a 5.8% reduction which the Balanced Budget Act of 1997 (the "BBA"), extended through federal Fiscal year 2000. However, Medicare regulations became effective on August 1, 2000, pursuant to which home health services are reimbursed on the basis of a prospective payment system ("PPS"). Such a PPS system was implemented on October 1, 2000. While we have been operating under PPS during the six month period ended March 31, 2001, it is too early to predict the effect PPS will have on us. There can be no assurance that the established fees will not change in a manner that could adversely affect our revenues.

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

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

REVENUE

         Medical services revenues decreased from approximately $29,890,000 for the three months ended March 31, 2000 to approximately $29,590,000 for the three months ended March 31, 2001. We provided managed care services for approximately 64,400 and 63,800 member months (members per month multiplied by the months for which services were available) during the three months ended March 31, 2001 and 2000, respectively.

         Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 96% and 95%, respectively, during the three months ended March 31, 2001 and 2000. Revenue generated by the Humana Medical Plans, Inc. ("Humana") contract was 56% and 59% of medical services revenue for the three months ended March 31, 2001 and 2000, respectively. Revenue generated by Foundation Health Corporation ("Foundation") contracts was 40% and 36% of medical services revenue for the three months ended March 31, 2001 and 2000, respectively.

         Our home health agencies' revenue was approximately 4% and 5% of medical services revenue during the three month periods ended March 31, 2001 and 2000, respectively, and consisted primarily of Medicare reimbursement.

EXPENSES

         Effective March 31, 2001, the Company negotiated an amendment to its IPA contract with Foundation (the "Amendment"). The Amendment reduced the long-term debt liability to Foundation by $1,000,000 and eliminated the medical claims liability incurred by the IPA through March 31, 2001. As a result of this Amendment, the Company recorded an extraordinary gain on extinguishment of debt of $1,000,000 and a contractual revision of previously recorded medical claims liability of approximately $3,638,000 (the "2001 Contractual Adjustment").

         Medical services expenses for the three month period ended March 31, 2001 were approximately $23,927,000 or 80.8% of medical services revenue after giving effect to the 2001 Contractual Adjustment, compared to approximately $24,565,000 or 82.2% of medical services revenue for the three month period ended March 31, 2000. Excluding the 2001 Contractual Adjustment, medical services expenses were approximately $27,566,000 or 93.2% of medical services revenue for the three month period ended March 31, 2001. (See Note 4 of our Condensed Consolidated Financial Statements.)

         Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $23,290,000 and $19,864,000 for the three months ended March 31, 2001 and 2000, respectively, or 82.4% and 70.0% of medical services revenues derived from our managed care entities prior to the 2001 Contractual Adjustment of claims expense. The annualized claims ratio for Fiscal 2000 was 74%. Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

         Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $4,275,000 and $4,701,000 for the three months ended March 31, 2001 and 2000, respectively, or 14.4% and 15.7% of medical services revenues. The decrease primarily resulted from cost containment measures which were implemented throughout Fiscal 2000.

         Payroll and employee benefits for administrative personnel was approximately $1,494,000 for the three months ended March 31, 2001, or 5.1% of revenues, compared to approximately $1,395,000 or 4.7% of revenue for the three months ended March 31, 2000. The increase primarily resulted from salary rate increases during the year.

         General and administrative expenses for the three months ended March 31, 2001 were approximately $1,348,000 or 4.6% of revenues compared to approximately $1,373,000 or 4.6% of revenues for the three months ended March 31, 2000.

         Interest expense for the three months ended March 31, 2001 was approximately $448,000 or 1.5% of revenues compared to approximately $709,000 or 2.4% of revenues for the three months ended March 31, 2000. Interest expense for the three months ended March 31, 2001 is comprised primarily of approximately $353,000 related to amortization of deferred financing costs, approximately $24,000 of imputed interest expense on non-interest bearing notes and interest expense of approximately $71,000 related to various other notes payable. Interest expense for the three months ended March 31, 2000 was comprised of approximately $93,000 related to amortization of deferred financing costs, approximately $51,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $56,000 related to various other notes payable, and approximately $505,000 of interest on our convertible subordinated notes (the "Notes"). The Notes were restructured during February, 2000 and, in accordance with Statement of Financial Accounting Standards, No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," all interest which would accrue over the remaining term of the Notes was included in the outstanding Notes on the balance sheet. Therefore, no interest expense will be recorded on the Notes through the maturity date.

INCOME  FROM OPERATIONS

         Income from operations for the three months ended March 31, 2001 was approximately $1,835,000 or 6.2% of total revenues, compared to approximately $1,590,000 or 5.3% of total revenues for the three months ended March 31, 2000.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         On February 15, 2000, we recorded an extraordinary gain on extinguishment of debt of approximately $9,472,000 as a result of the restructuring of the convertible subordinated debentures, net of restructuring costs. The gain resulted primarily from the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of our common stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to the restructuring transaction.

         On March 31, 2001, we recorded an extraordinary gain on extinguishment of debt of $1,000,000 as a result of the Amendment to the IPA contract with Foundation. The Amendment reduced the long-term liability to Foundation by $1,000,000 on March 31, 2001. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction.

NET INCOME

         Net income for the three months ended March 31, 2001 was approximately $2,394,000 compared to approximately $10,467,000 for the three months ended March 31, 2000.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE NINE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000.

 REVENUE

         Medical services revenues increased from approximately $87,813,000 for the nine months ended March 31, 2000 to approximately $89,150,000 for the nine months ended March 31, 2001. We provided managed care services for approximately 199,900 and 192,600 member months (members per month multiplied by the months for which services were available) during the nine months ended March 31, 2001 and 2000, respectively.

         Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 96% and 94.5%, respectively, during the nine months ended March 31, 2001 and 2000. Revenue generated by the Humana contract was 57% and 55% of medical services revenue for the nine months ended March 31, 2001 and 2000, respectively. Revenue generated by Foundation contracts was 39% of medical services revenue for both the nine month periods ended March 31, 2001 and 2000.

         Our home health agencies' revenue was approximately 4% and 5% of medical services revenue during the nine month periods ended March 31, 2001 and 2000, respectively, and consisted primarily of Medicare reimbursement.

EXPENSES

         Medical services expenses for the nine month period ended March 31, 2001 were approximately $80,657,000 or 90.5% of medical services revenue after giving effect to the 2001 Contractual Adjustment, compared to approximately $73,017,000 or 83.2% of medical services revenue for the nine month period ended March 31, 2000 after giving effect to a negotiated $3,054,000 reduction in medical services expense (the "2000 Contractual Adjustment"). Excluding the 2001 and 2000 Contractual Adjustments, medical services expenses were approximately $84,295,000 or 94.5% of medical services revenue for the nine month period ended March 31, 2001 and $76,071,000 or 86.6% of medical services revenue for the nine month period ended March 31, 2000.

         Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $71,479,000 and $62,360,000 for the nine months ended March 31, 2001 and 2000, respectively, or 83.4% and 74.4% of medical services revenues derived from our managed care entities prior to the 2001 and 2000 Contractual Adjustments of claims expense. The annualized claims ratio for Fiscal 2000 was 74%. Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

         Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $12,816,000 and $13,711,000 for the nine months ended March 31, 2001 and 2000, respectively, or 14.4% and 15.6% of medical services revenues. The decrease primarily resulted from cost containment measures which were implemented throughout Fiscal 2000.

         Payroll and employee benefits for administrative personnel was approximately $4,402,000 for the nine months ended March 31, 2001, or 4.9% of revenues, compared to approximately $4,674,000 or 5.3% of revenue for the nine months ended March 31, 2000. This decrease is due to certain positions which were eliminated during Fiscal 2000.

         General and administrative expenses for the nine months ended March 31, 2001 were approximately $4,168,000 or 4.7% of revenues compared to approximately $4,398,000 or 5.0% of revenues for the nine months ended March 31, 2000. The decrease in general and administrative expense as a percent of revenues primarily resulted from cost containment measures which were implemented throughout Fiscal 2000.

         Interest expense for the nine months ended March 31, 2001 was approximately $1,281,000 or 1.4% of revenues compared to approximately $2,871,000 or 3.3% of revenues for the nine months ended March 31, 2000. Interest expense for the nine months ended March 31, 2001 is comprised primarily of approximately $1,013,000 related to amortization of deferred financing costs, approximately $93,000 of imputed interest expense on non-interest bearing notes and interest expense of approximately $169,000 related to various notes payable. Interest expense for the nine months ended March 31, 2000 was comprised of approximately $450,000 related to amortization of deferred financing costs, approximately $168,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $142,000 related to various notes payable and approximately $2,104,000 of interest on the Notes. The Notes were restructured during February, 2000 and, in accordance with Statement of Financial Accounting Standards, No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," all interest which would accrue over the remaining term of the Notes was included in the outstanding Notes on the balance sheet. Therefore, no interest expense will be recorded on the Notes through the maturity date.

INCOME/LOSS FROM OPERATIONS

         Loss from operations for the nine months ended March 31, 2001 was approximately $3,108,000 or 3.5% of total revenues, compared to operating income of approximately $2,732,000 or 3.1% of total revenues for the nine months ended March 31, 2000.

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

         On February 15, 2000, we recorded an extraordinary gain on extinguishment of debt of approximately $9,472,000 as a result of the restructuring of the convertible subordinated debentures, net of restructuring costs. The gain resulted primarily from the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of our common stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to the restructuring transaction.

         On March 31, 2001, we recorded an extraordinary gain on extinguishment of debt of $1,000,000 as a result of the Amendment to our IPA contract with Foundation. The Amendment reduced the long-term liability to Foundation from $1,500,000 to $500,000 on March 31, 2001. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction.

NET INCOME/LOSS

         Net loss for the nine months ended March 31, 2001 was approximately $3,358,000 compared to net income of approximately $13,528,000 for the nine months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our consolidated financial statements have been prepared (and the other information in this Form 10-Q has been presented) assuming we will continue as a going concern. We have suffered recurring losses from operations and have an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         We are currently in discussions with (i) certain of our noteholders and a related party to negotiate a transaction whereby a portion of the outstanding Notes would be purchased by the related party at a discount and subsequently be converted into common stock at a reduced converstion ratio, and (ii) certain of our noteholders to restructure certain terms of the Notes (collectively, the "Restructuring Transaction"). The Restructuring Transaction may also include the issuance of equity, new debt or a combination of the two, which could result in substantial dilution to our shareholders. We did not make the April 30, 2001, $350,000 semi-annual payment of interest on the Notes. Should we not conclude the Restructuring Transaction or make the payment by or before May 30, 2001, such failure will constitute an event of default under the Indenture dated October 30, 1997 between us and the American Stock Transfer & Trust Company. If an event of default occurs and is continuing, the principal of all Notes may be declared due and payable immediately, including any accrued and unpaid interest. While we anticipate that the restructuring negotiations will be completed by May 30, 2001, there can be no assurance we will be successful in reaching a favorable settlement with the holders of the Notes. Due to this uncertainty, $10,000,000, the outstanding principal balance of the Notes, has been classified as a current liability on our balance sheet.

         We have entered into a credit facility (the "Credit Facility") to provide a revolving loan of $3,000,000. Interest is payable monthly at 2.9% above the 30-day Dealer Commercial Paper Rate which was 4.95% at March 31, 2001. The Credit Facility has been guaranteed by a board member and an entity controlled by another board member. At March 31, 2001, the outstanding balance of the Credit Facility was $600,000. The Credit Facility currently expires on March 31, 2002 unless renewed at the option of the lender.

         Effective March 31, 2001, we negotiated an amendment to our IPA contract with Foundation. The Amendment reduced the long-term debt liability to Foundation from $1,500,000 to $500,000 and eliminated the medical claims liability incurred by the IPA through March 31, 2001. As a result of this Amendment, we recorded an extraordinary gain on extinguishment of debt of $1,000,000 and a contractual revision of previously recorded medical claims liability of approximately $3,638,000. We have not provided for income taxes on the extraordinary gain on extinguishment of debt as we believe that we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction. The Amendment will also terminate our association with certain IPA physician practices effective May 31, 2001 which represents approximately 70% of the IPA's membership.

         Our loss before extraordinary gain was approximately $4,358,000 for the nine months ended March 31, 2001. Net cash used in operating activities for the nine months ended March 31, 2001 was approximately $1,772,000 due primarily to the loss before extraordinary gain of approximately $4,358,000 and a net decrease in Due (from) to HMOs of approximately $1,899,000, and offset by non-cash amortization and depreciation expenses of approximately $3,270,000 and an increase in due to Medicare of approximately $549,000.

         Net cash used in investing activities for the nine months ended March 31, 2001 was approximately $214,000, primarily for the purchase of computer equipment. Net cash provided by financing activities for the nine months ended March 31, 2001 was approximately $418,000 due to scheduled payments for various notes payable of approximately $1,068,000, and offset by proceeds from the Credit Facility of $600,000 and net proceeds from Advances from HMO of approximately $887,000.

         Our working capital deficit was approximately $17,370,000 at March 31, 2001.

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

         On March 5, 2001, the American Stock Exchange notified us of its decision to continue to list our common stock pending a review of our March 31, 2001 Form 10-Q. As of the date of this filing, we are still below the continued listing requirements of the American Stock Exchange with respect to requirements which include the need for us to maintain stockholders' equity of at least $2 million and not sustain losses from continuing operations and/or net losses in two of our three most recent fiscal years. We are unable to guarantee that the American Stock Exchange will continue to list our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2001, our cash equivalents were invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a 100 basis point adverse movement (increase) in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have an immaterial impact in our net loss for the nine months ended March 31, 2001 as there were only balances outstanding under the Credit Facility for 25 days. There would have been no impact on net income for the nine months ended March 31, 2000 as there were no outstanding balances under the Credit Facility at that time. We have no material risk associated with foreign currency exchange rates or commodity prices.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The case of GE MEDICAL SYSTEMS, AN UNINCORPORATED DIVISION OF GENERAL ELECTRIC COMPANY V. CONTINUCARE OUTPATIENT SERVICES, INC. N/K/A OUTPATIENT RADIOLOGY SERVICES, INC., A FLORIDA CORPORATION AND CONTINUCARE CORPORATION, A FLORIDA CORPORATION was settled between us and GE Medical Systems ("GE") on April 5, 2001 with no admission of liability. As part of the settlement, GE assigned to us all of its claims associated with the litigation. We intend to continue to litigate our claims of indemnification through our pending cross-claims and/or third party claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We are currently in discussions with (i) certain of our noteholders and a related party to negotiate a transaction whereby a portion of the outstanding Notes would be purchased by the related party at a discount and subsequently be converted into common stock at a reduced conversion rate, and (ii) certain of our noteholders to restructure certain terms of the Notes (collectively, the "Restructuring Transaction"). The Restructuring Transaction may also include the issuance of equity, new debt or a combination of the two which could result in substantial dilution to our shareholders. We did not make the April 30, 2001, $350,000 semi-annual payment of interest on the Notes. Should we not conclude the Restructuring Transaction or make the payment by or before May 31, 2001, such failure will constitute an event of default under the Indenture dated October 30, 1997 between us and the American Stock Transfer & Trust Company. If an event of default occurs and is continuing, the principal of all Notes may be declared due and payable immediately, including any accrued and unpaid interest. We have $10,000,000 principal amount of outstanding Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONTINUCARE CORPORATION



Dated: May 15, 2001              By:  /s/  SPENCER J. ANGEL
                                    ----------------------------------------
                                     Spencer J. Angel
                                     Chief Executive Officer and President

                                 By:  /s/  JANET L. HOLT
                                    ----------------------------------------
                                      Janet L. Holt
                                     Chief Financial Officer