Form 10-K405
period 2001-06-30
CONTINUCARE CORP
filed 2001-09-27
CIK 803352

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended: June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------
                        Commission file number: 001-12115

                             CONTINUCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  FLORIDA                                  59-2716023
      (State or other jurisdiction of                   (I.R.S. Employer
       Incorporation or organization)                  Identification No.)

              80 SW 8th STREET
                 SUITE 2350
               MIAMI, FLORIDA                                 33130
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 17, 2001 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $26,437,933.

     Number of shares outstanding of each of the registrant's classes of Common Stock at September 17, 2001: 39,459,601 shares of Common Stock, $.0001 par value per share.

================================================================================

                                     GENERAL

         Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to "we," "us," "Continucare" or the "Company" refers to Continucare Corporation and our consolidated subsidiaries. We disclaim any intent or obligation to update "forward looking statements." All references to a Fiscal year are to our fiscal year which ends June 30. As used herein, Fiscal 2002 refers to fiscal year ending June 30, 2002, Fiscal 2001 refers to fiscal year ending June 30, 2001, Fiscal 2000 refers to fiscal year ending June 30, 2000 and Fiscal 1999 refers to Fiscal year ending June 30, 1999.

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

OPERATING HISTORY

         During Fiscal 2001 we have continued to focus on strengthening our core business unit by enhancing the services provided to members, strengthening our medical management capabilities and improving our physician network. During the first and second quarters of Fiscal 2001, we experienced rapid increases in medical and pharmacy costs without counterbalancing increases in premium revenue which negatively impacted earnings. While premium revenue increases began in the third quarter of Fiscal 2001, the increases have not completely offset the significant increases in medical and pharmacy costs incurred in previous quarters. The management team continues to focus on streamlining our operations and enhancing cost-efficiency.

         Our working capital deficit was approximately $8,188,000 at June 30, 2001. We continue to take steps to improve our cash flow and profitability. We believe that we will be able to fund all of our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and advantageous HMO benefit changes, and our credit facility. However, there can be no assurances that our cash flows and profitability will be sufficient to fund our operations and satisfy our obligations as they become due. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Consolidated Financial Statements.

RISKS OF FINANCIAL LEVERAGE

         Our indebtedness has changed substantially since June 30, 2000. Effective June 30, 2001, we completed a restructuring (the "Fiscal 2001 Restructuring") of our Convertible Subordinated Notes due 2002 (the "Notes"). The Fiscal 2001 Restructuring resulted in the conversion of $6,219,511 of Notes into common stock and the issuance of a new convertible note in the principal amount of $912,195 which matures in October 2005. Additionally, holders of the remaining $3,780,489 of outstanding Notes have agreed to restructure various terms of the Notes which include, among other things, extending the maturity of the Notes through October 2005.

Our total indebtedness accounts for approximately 74% of our total capitalization as of June 30, 2001. While we believe that we will be able to service our debt, there can be no assurance to that effect. The degree to which we are leveraged could affect our ability to service our indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of certain business opportunities or obtain additional financing. Unexpected declines in our future business, or the inability to obtain additional financing on terms acceptable to us, if required, could impair our ability to meet our debt service obligations or fund acquisitions and therefore, could have a material adverse effect on our business and future prospects.

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

DEPENDENCE ON CONTRACTS WITH MANAGED CARE ORGANIZATIONS

         Our ability to expand is dependent in part on increasing the number of managed care patients served by our staff model clinics, primarily through negotiating additional and renewing existing contracts with managed care organizations. Our capitated managed care agreements with Foundation Health Corporation Affiliates ("Foundation") are ten-year agreements with the initial terms expiring on June 30, 2008, unless terminated earlier for cause. In the event of termination of the Foundation agreements, we must continue to provide services on a fee for service basis to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. Our capitated managed care agreements with Humana Medical Plans, Inc. ("Humana") are ten-year agreements expiring July 31, 2008, unless terminated earlier for cause. The agreements automatically renew for subsequent one-year terms unless either party provides 180-days written notice of such party's intent not to renew. In addition, the Humana agreements may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreements for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure, if possible. In the event of termination of the Humana agreements, we must continue to provide or arrange for services on a fee for service basis to any member hospitalized on the date of termination until the date of discharge or until we have made arrangements for substitute care. In some cases, Humana may provide 30 days notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. We maintain other managed care relationships subject to various negotiated terms. There can be no assurance that we will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to us and affiliated physicians. The loss of any of these contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on our business, financial condition and results of operations. See "Reliance on Key Customers; Related Party Issues", "Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Patients, Risk of Reduction of Capitated Rates and Regulatory Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Managed Care."

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

RISKS RELATED TO INTANGIBLE ASSETS

         As of June 30, 2001, intangible assets, which include goodwill and other separately identifiable intangible assets, totaled approximately 87% of our total assets. During Fiscal 2001, these intangible assets were amortized over periods ranging from 1 to 20 years. During Fiscal 2002, we will adopt Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These standards require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning July 1, 2001. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in pretax income of approximately $944,000 per year. In the event we engage in future acquisitions that result in the recognition of additional intangible assets with definite useful lives, our amortization expense would increase. In certain circumstances, amortization generated by these intangible assets may not be deductible for tax purposes.

         At the time of or following each acquisition, we evaluate each acquisition and establish an appropriate useful life for all intangible assets identified based on the specific underlying facts and circumstances of each such acquisition. Subsequent to such initial evaluation, we annually, or more frequently if impairment indicators arise, reevaluate such facts and circumstances to determine if the related intangible asset continues to be realizable and if the useful life continues to be appropriate. As the underlying facts and circumstances subsequent to the date of acquisition can change, there can be no assurance that we will realize the value of such intangible assets. At June 30, 2001, we did not consider any of the unamortized balance of intangible assets to be impaired. Any future determination, based on reevaluation of the underlying facts and circumstances, that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which could have a material adverse effect on our business and results of operations.

RELIANCE ON KEY CUSTOMERS; RELATED PARTY ISSUES

         In Fiscal 2001, we generated approximately 36% of our revenue from Foundation and approximately 60% of our revenues from Humana. The loss of any of these contracts or significant reductions in reimbursement rates could have a material adverse effect on us. See "Dependence on Contracts with Managed Care Organizations".

         Medicare regulations limit cost-based reimbursement for healthcare charges paid to related parties. A party is considered "related" to a provider if it is deemed to be under common ownership and/or control with the provider. One test for determining common control for this purpose is whether the percentage of the total revenues of the party received from services rendered to the provider is so high that it effectively constitutes control. Another test is whether the scope of management services furnished under contract is so broad that it constitutes control. Although we do not believe any of our contracts are deemed to be with a related party, it is possible that such regulations or the interpretation thereof could limit the number of management contracts and/or the fees attributable to such contracts if a particular client of ours is deemed "related".

MEDICARE AND MEDICAID REIMBURSEMENT CONSIDERATIONS

                  Our home health agencies ("HHAs") receive reimbursement from the Medicare and Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we derived less than 5% of our net patient service revenue directly from the Medicare and Medicaid programs in Fiscal 2001, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Therefore, any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

THE MEDICARE PROGRAM

         Traditionally, Medicare has reimbursed HHAs for the "reasonable costs" for services provided to Medicare beneficiaries. Medicare-reimbursed costs are subject to audit, which may result in a decrease in payments we have previously received. The Balanced Budget Act of 1997 (the "BBA") enacted in August 1997 contains numerous provisions related to Medicare and Medicaid reimbursement. The BBA resulted in deep cuts to provider reimbursements. Congress enacted the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") to provide necessary relief to various facets of the health care delivery system through remedies to both problematic policy and excessive payment reductions. Prior to the BBA, Medicare reimbursed HHAs through a cost-based reimbursement system that was criticized for providing few incentives to HHAs to maximize efficiency or control volume. The BBA, as amended by the Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1999 ("OCESAA"), called for the development and implementation of a prospective payment system ("PPS") for Medicare HHA services. The BBA established an interim payment system ("IPS") until PPS could be implemented. IPS lowered reimbursement limits for home health visits. The IPS cost limits apply to us for the cost reporting periods beginning after October 1997 and ending with the implementation of PPS on October 1, 2000.

         The BBA established a 15% reduction (the "Reduction") to the cost limits and per-patient limits in place as of September 30, 1999. The BBRA delayed implementation of the Reduction until one year after the implementation of PPS. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") amends the BBRA to further delay the Reduction for an additional year. BIPA also provides for restoration of the full home health market basket update for home health services for the Centers for Medicare and Medicaid Services ("CMS") fiscal year 2001 and establishes a special rule for payment under the PPS for HHA services for CMS' fiscal year 2001 based on adjusted prospective payment amounts. Pursuant to this special rule, BIPA provides that for purposes of making payments for HHA services for CMS' fiscal year 2001, CMS is required to
(i) with respect to episodes and visits ending on or after October 1, 2000, and before April 1, 2001, use the final standardized and budget neutral prospective payment amounts for 60-day episodes and standardized average per visit amounts for CMS' fiscal year 2001 as published in the final regulations establishing PPS on July 3, 2000; and (ii) with respect to episodes and visits ending on or after April 1, 2001, and before October 1, 2001, use such amounts increased by 2.2 percent. Once in effect, the Reduction may impact both Medicare and managed care reimbursement negatively.

         For cost reporting periods beginning on or after October 1, 1997, the BBA requires HHAs to submit claims for payment for HHA services only on the basis of the geographic location at which the service was furnished. In the regulation issued in July 2000, CMS estimates that the re-distributional effects on HHAs would range from a positive $428 million for freestanding non-profit agencies to a negative $363 million for freestanding for-profit agencies in Fiscal 2001. Any resultant reduction in our cost limits could have a material adverse effect on our business, financial condition or results of operation. However, as our HHAs only operate in a single county, we have not been impacted by these requirements.

         The BBA has also created a consolidated billing requirement pursuant to which most services provided by a HHA must be billed by the HHA and outside suppliers may no longer bill the Medicare program directly for services provided by the supplier under arrangements with the HHA. Instead, the HHA will have to provide most home health services either directly or pursuant to an arrangement with an outside supplier where the HHA bills Medicare directly. CMS clarifies that the law is silent regarding the specific terms of HHA payments to outside suppliers and does not authorize Medicare to impose any such requirements. To the extent that our HHAs utilize outside providers for the provision of applicable home health services, we believe we are in compliance with the consolidated billing requirements. Additionally, to the extent that we use outside providers, our cost to obtain such services may be greater than the reimbursement provided to by the Medicare program, especially if Medicare reimbursement decreases but the cost of such services to us increases or stays consistent.

THE MEDICAID PROGRAM

         Pursuant to the Medicaid program, the Federal government supplements funds provided by the various states for medical assistance to the medically indigent. Payment for such medical and health services is made to providers in an amount determined in accordance with procedures and standards established by state law under federal guidelines. Significant changes have been and may continue to be made in the Medicaid program, which may have an adverse effect on our financial condition, results of operations and cash flows. During certain fiscal years, the amounts appropriated by state legislatures for payment of Medicaid claims have not been sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may have an adverse effect on our cash flow, results of operations and financial condition.

MANAGED CARE ORGANIZATIONS

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

ADDITIONAL PAYOR CONSIDERATIONS

         Congress and the State Legislature may propose legislation altering the financing and delivery of healthcare services provided by us (beyond the changes made by the BBA). It is difficult to predict the ultimate effect that any future legislation will have on us.

          Medicare retrospectively audits all reimbursements paid to participating providers, including those now or previously managed and/or owned by us, including without limitation, hospital outpatient departments, CORFs,

ORFs, and HHAs. Accordingly, at any time, we could be subject to overpayment notices for Medicare reimbursement the Company has previously received and refund obligations for prior period cost reports that have not been audited and settled as of the date hereof.

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

         Federal and state governments have recently focused significant attention on healthcare reform intended to control healthcare costs and to improve access to medical services for uninsured individuals. These proposals include cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. See "Medicare and Medicaid--Reimbursement Considerations." It is uncertain at this time what legislation regarding healthcare reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows.

GOVERNMENT REGULATION

         The state in which we currently operate passed new legislation effective October 2, 2001, which will require us to register with the state our medical centers as clinics. This registration may also require us to make changes in our policies and practices in order to meet the requirements for obtaining registration as clinics. The new legislation also places some restrictions on reimbursement for certain services, such as magnetic resonance imaging, when payable by personal injury payors. Because such services represent a very small portion of our medical services revenue, we do not expect the new legislation to have an impact on our revenues. We have begun the process of registering each of our medical centers as clinics with the state of Florida. Failure to obtain or maintain registration as clinics could have a material adverse effect on our operations.

         We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage over-utilization, under-utilization or the referral of patients or payor funded business, or the recommendation of a particular provider for medical products and services.

         Federal "Fraud and Abuse" Laws and Regulations. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in exchange for referrals of patients, or in order to induce business, for items or services for which reimbursement is payable whole or in part by the Medicare or Medicaid programs. In addition to criminal penalties, including fines of up to $25,000 and five (5) years imprisonment, violations of the Anti-Kickback Law can lead to civil monetary penalties of up to $50,000 for each violation, plus up to treble damages, and exclusion from Medicare, Medicaid and certain other state and federal health care programs. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. CMS has published regulations, which describe certain "safe harbor" arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, the failure of an arrangement to meet the requirements of a safe harbor is not a per se violation of the Anti-kickback Law.

         We believe that our contracts with providers, physicians and other referral sources are in material compliance with the Anti-Kickback Law and will continue to make every effort to comply with the Anti-Kickback Law. However, the Office of the Inspector General of the Department of Health and Human Services ("HHS"), the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. While we believe that we are in material compliance with such laws, there can be no assurance that our practices, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted. It is our policy to monitor our compliance with such laws and to take appropriate actions to ensure such compliance.

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

         On January 4, 2001, HHS issued part one of final regulations interpreting the Stark Law. It is unclear when part two will be issued. Part one of the final regulations becomes effective on January 4, 2002. We are currently reviewing the part one final regulations and plan to implement any changes to our relationships with physicians as necessary prior to the effective date. We believe that we are presently in material compliance with the Stark Law and will make every effort to comply with the Stark Law. However, there can be no assurances that we will not be alleged to have violated the Stark Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our results of operations, financial condition or cash flows.

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

         Certificates of Need and Certificates of Exemption. Many states, including the state in which we operate, have procedures for the orderly and economical development of health care facilities, the avoidance of unnecessary duplication of such facilities and the promotion of planning for development of such facilities. Such states require health care facilities to obtain Certificates of Need ("CONs") or Certificates of Exemption ("COEs") before initiating projects in excess of a certain threshold for the acquisition of major medical equipment or other capital expenditures; changing the scope or operation of a health care facility; establishing or discontinuing a health care service or facility; increasing, decreasing or redistributing bed capacity; and/or changing of ownership of a health care facility, among others. Possible sanctions for violation of any of these statutes and regulations include loss of licensure or eligibility to participate in reimbursement programs and other penalties. These laws vary from state to state and are generally administered by the respective state department of health. We have structured our business operations in compliance with these laws and have sought guidance as to the interpretation of such laws and the procurement of required CONs and/or COEs. There can be no assurance, however, that the Company's HHAs will be able to obtain required CONs and/or COEs in the future.

GEOGRAPHIC CONCENTRATION

         All of our net revenues in Fiscal 2001 were derived from our operations in Florida. It is anticipated that in Fiscal 2002 our net revenue will continue to be derived from our operations in Florida. Unless and until our operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Florida could have a material adverse effect on our financial condition or results of operations. In the event that we expand our operations into new geographic markets, we will need to establish new relationships with physicians and other healthcare providers. In addition, we will be required to comply with laws and regulations of states that differ from those in which we currently operate, and may face competitors with greater knowledge of such local markets. There can be no assurance that we will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.

DEPENDENCE ON PHYSICIANS

A significant portion of our revenue is derived under our managed care contracts. Revenue derived by us under capitated managed care contracts depends on the continued participation of physicians providing medical services to patients of the managed care companies and independent physicians contracting with us to participate in provider networks which are developed or managed by us. Physicians can typically terminate their agreements to provide medical services under managed care contracts by providing notice of such termination to the payor. Termination of these agreements by physicians may result in termination by the payor of a managed care contract between the payor and us. Any material loss of physicians, whether as a result of the loss of network physicians or the termination of managed care contracts resulting from the loss of network physicians or otherwise, could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. We compete with general acute care hospitals and other healthcare providers for the services of medical professionals. Demand for such medical professionals is high and such professionals often receive competing offers. No assurance can be given that we will be able to continue to recruit and retain a sufficient number of qualified medical professionals. The inability to successfully recruit and retain medical professionals could adversely affect our ability to successfully implement our growth strategy. See "Business -- Administrative Support Operations."

CONTROL BY EXISTING SHAREHOLDER

         Dr. Phillip Frost, Vice Chairman of the Board of Directors, and entities affiliated with Dr. Frost, own approximately 50.4% of our outstanding common stock as of the date of this filing, assuming conversion of stock options and the convertible promissory note. See "Certain Relationships and Related Transactions." Based on Dr. Frost's stock ownership, the stock ownership of his affiliates and the conversion of stock options and the convertible promissory note, Dr. Frost could have the ability to control most corporate actions requiring shareholder approval, including the election of directors.

COMPETITION

         The healthcare industry is highly competitive. We compete with several national competitors and many regional and national healthcare companies, some of which have greater resources than we do. Competition is generally based upon reputation, price and the ability to offer management expertise, financial benefits and other benefits for the particular provider in a quality and cost-effective manner. The pressure to reduce healthcare expenditures has emphasized the need to manage the appropriateness of health services provided to patients.

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

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         We are a provider of outpatient healthcare and home healthcare services in Florida. Our Managed Care Division, through various managed care agreements and capitated arrangements, is responsible for providing primary care medical services (the "Primary Care Services") to approximately 16,200 patients at June 30, 2001. The various managed care agreements and capitated arrangements under which we provide medical services to our patients require that in exchange for a predetermined amount, per patient per month, we assume responsibility to provide and pay for all of our patients' medical needs. Our Home Health Division provides home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes.

HISTORICAL DEVELOPMENT OF BUSINESS

         On August 9, 1996, a subsidiary of Zanart Entertainment Incorporated ("Zanart") was merged into Continucare Corporation (the "Merger"), which was incorporated on February 1, 1996 as a Florida corporation ("Old Continucare"). As a result of the Merger, the shareholders of Old Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. During Fiscal 1997, our business focused on managing and providing services to behavioral health programs in hospitals and freestanding centers. We assigned these contracts in Fiscal 1998 and began to develop our current strategy, which currently consists of staff model clinics, Independent Practice Associations ("IPAs") and Home Health Agencies.

RECENT DEVELOPMENTS - DEBT RESTRUCTURING

         Effective June 30, 2001, we completed a restructuring (the "Fiscal 2001 Restructuring") of our Convertible Subordinated Notes due 2002 (the "Notes"). In a private transaction with certain noteholders, Frost Nevada Limited Partnership ("Frost Nevada"), an entity controlled by Dr. Phillip Frost, vice-chairman of our board of directors, purchased Notes in the principal amount of $6,219,511 (the "Purchased Debt") and 9,640,244 shares of our common stock. Frost Nevada immediately exchanged the Purchased Debt for (i) 6,219,511 shares of our common stock and (ii) a new convertible note (the "New Note") in the principal amount of $912,195, with an October 31, 2005 maturity date, interest at 7% due semi-annually and convertible into shares of common stock at a $1.00 conversion price.

         Holders of the remaining $3,780,489 of outstanding Notes have agreed to restructure various terms of the Notes, which include, among other things, the following: (i) adding interest of $132,317 which accrued through April 30, 2001 to the outstanding principal balance; (ii) extending the maturity date through October 2005; (iii) reducing the conversion rate from $2.00 to $1.00; (iv) providing for quarterly interest payments; (v) adding a call provision if the outstanding common stock trades at or above $2.50 per share for twenty trading days and if the common stock trades an average of at least 100,000 shares per week for a four week period; and (vi) curing all prior defaults under the Notes.

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

BUSINESS STRATEGY

         We intend to leverage the current industry dynamics by: (i) increasing our managed care revenue; (ii) maintaining a profitable physician network; (iii) implementing our staff model in additional selected strategic markets; and (iv) maintaining and expanding our Home Healthcare Division.

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

         MAINTAINING PHYSICIAN NETWORK. The physician network is the platform of our delivery system. We may expand the profitability of our physician network by: (i) adding physicians to our IPA; (ii) terminating relationships with physicians of our IPA that continue to operate unprofitably and/or (ii) hiring physicians to work in our company-owned physician practices and clinics.

         IMPLEMENTING STAFF MODEL IN SELECTED MARKETS. We have successfully implemented our staff model in south and central Florida, and intend to selectively expand the model in other appropriate markets, primarily within Florida, by tailoring our services and facilities to the needs of individual markets. At June 30, 2001, we operated fifteen staff model clinics in south and central Florida.

         MAINTAINING HOME HEALTHCARE DIVISION. The home healthcare industry continues to undergo major restructuring in response to federal legislative enactments. Significant changes in reimbursement occurred in October 2000. See--"Cautionary Note Regarding Forward-Looking Statements"; "Additional Payor Considerations"; "Increased Scrutiny of Healthcare Industry"; and "Government Legislation." Although we have taken steps to address these scheduled reimbursement changes, there can be no assurance that these reimbursement changes will not have a material adverse effect on our business.

BUSINESS MODEL

         Our core business model consists of three areas: staff model clinics, IPAs and HHAs. We provide these medical services to patients through our employee physicians, affiliated IPA physicians, nurses, physical therapists and nurse aides. Additionally, we provide management and administrative services to both our employee physicians and to the physicians that are affiliated with us. See "Medicare and Medicaid Reimbursement Considerations."

         STAFF MODEL CLINICS. Our staff model clinics are medical centers where physicians, who are our employees, act as primary care physicians practicing in the area of general, family and internal medicine. Our revenue is generated through either a percentage of premium monthly capitated fee arrangement with an HMO or a fee for service arrangement. The monthly fee arrangement is based upon a negotiated percentage of premium which is related to either Medicare, Medicaid or a commercial medical insurance program.

         IPAS. We have contracted with various physicians and physician practices, on an independent contractor basis, who currently provide or are qualified to provide medical services to our IPA members. We pay the physicians a capitated fee for providing the services and assume a portion of the financial risk for the physician's performance related to our IPA members. In addition to providing certain administrative services to the physicians, we also provide utilization assistance. Like the staff model clinics, the monthly fee arrangement is based upon a negotiated percentage of premium, which is related to either Medicare, Medicaid or a commercial medical insurance program.

         HOME HEALTH AGENCIES. Our home health services include four HHAs, two located in Miami-Dade county and two located in Broward county. These agencies provide comprehensive nursing, physical therapy, and nurse's aides to individuals in their home who are disabled, elderly or recovering from a debilitating illness, accident or surgery. Two of the agencies are compensated by Medicare and Medicaid in accordance with a pre-determined rate schedule. The remaining agencies are private license HHAs. At June 30, 2001, the private license HHA servicing Miami-Dade county was not operational.

INTEGRATED OUTPATIENT HEALTHCARE

         We are a provider of integrated outpatient healthcare. We have established a network of physician practices as the primary caregiver to our patients and to the public at large and we also provide home health services.

         Office and Physician/Health Center Practices. Since commencing our operations in 1996, we have expanded our physician network through the acquisition of physician practices, employment of new physicians and affiliations with physicians through our IPA. As of June 30, 2001, we operated fifteen staff model health center clinics, employed or contracted with approximately 55 physicians all of whom are located in Florida and provided services to approximately 16,200 patients under capitated managed care contracts at June 30, 2001.

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

         Home Healthcare. We provide home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes. Typically, a service care provider (such as a registered nurse, home health aide, therapist or technician) will visit the patient daily, several times a week or the patient may require around-the-clock care. Treatment may last for several weeks, several months or the remainder of the patient's life. The services provided by us include skilled nursing, physical therapy, speech therapy, occupational therapy, medical social services and home health aide services. Reimbursement sources for the home health services provided by us include Medicare, Medicaid, commercial insurers and private individuals.

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

         Employment and Recruiting of Physicians. We generally enter into multiple-year employment agreements that contain 90-day termination clauses with the physicians in the practices purchased by us. These agreements usually provide for base compensation and benefits and may contain incentive compensation provisions based on quality indicators. The recruitment process includes interviews and reference checks incorporating a number of credentialing and competency assurance protocols. Our physicians are generally either board certified or board eligible.

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

         Information Systems. We support freestanding systems for our physician practices to facilitate patient scheduling, patient management, billing, collection and provider productivity analysis. We have upgraded these information systems as necessary during Fiscal 2001. Although we are not currently aware of any pending additional technological developments that will likely require additional upgrades, there is no assurance that such developments will not occur. See "Risk Factors -- Upgrade of Management Information Systems; Technological Obsolescence."

MANAGED CARE

         Our strategy is to increase enrollment by adding new payor relationships and new providers to the existing network and by expanding the network into new geographic areas where the penetration of managed healthcare is growing. We believe new payor and provider relationships are possible because of our ability to manage the cost of health care without sacrificing quality. During Fiscal 2001, substantially all of the revenues from the Managed Care Division were generated under a percentage of premium monthly capitated fee arrangement with HMOs.

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

         Our capitated managed care agreements with Foundation are ten-year agreements with the initial term expiring on June 30, 2008, unless terminated earlier by Foundation for cause. In the event of termination of the Foundation agreements, we must continue to provide services on a fee for service basis to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. The agreements are automatically renewed for another five-year period unless notice by either party is provided 120 days in advance of the expiration date. Any negotiation must be completed 90 days prior to the expiration of the term. Foundation can terminate the agreements with respect to one or more benefit programs; however, we may only terminate the agreements in their entirety. Foundation may also terminate its agreements with us for cause upon thirty (30) days written notice of a material breach; provided however, that we are afforded an opportunity to cure such breach. However, if the breach is one that cannot reasonably be corrected within thirty (30) days, the agreements will not be terminated if Foundation determines that we are making substantial and diligent progress toward correcting the breach. Foundation may also, in a limited number of circumstances, immediately terminate its agreements with us. Immediate termination is allowable upon: (1) our documented violation of any applicable law, rule or regulation; (2) our documented failure to assist Foundation in upholding the terms, conditions or determinations of any Utilization Management Program or Quality Management Program or other Benefit Program Requirements; or (3) Foundation's determination that the health, safety or welfare of any member may be in jeopardy if the Agreement is not terminated. Foundation may also terminate the agreements, effective the first day of the following month, upon at least three (3) business days written notice prior to the end of the month, notifying us of our failure to pay any capitation payment which we have received from Foundation, either to the applicable provider or back to Foundation, during the period between our receipt of the compensation from Foundation and the last business day of the same month. Under the Foundation agreements, Foundation may, subject to our mutual agreement, amend the Medicare compensation rates under the contract with us upon thirty (30) days written notice. For all other purposes, Foundation may upon twenty (20) days written notice amend the contracts, provided that we do not object to the amendment within that time frame.

         Effective March 31, 2001, we negotiated an amendment to our professional provider agreement with Foundation (the "2001 Amendment"). The 2001 Amendment eliminated the medical claims liability incurred by the IPA through March 31, 2001 and reduced other liabilities to Foundation by $1,000,000. The 2001 Amendment also terminated our association with certain physician practices effective May 31, 2001, which represented approximately 70% of the IPA's membership at that time.

         Our capitated managed care agreements with Humana are ten-year agreements expiring July 31, 2008, unless terminated earlier for cause. The agreements shall automatically renew for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. In addition, the Humana agreements may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreements for cause, otherwise termination for cause shall require ninety
(90) days prior written notice with an opportunity to cure, if possible. Immediate termination is allowable if Humana reasonably determines that: (1) we and/or any of our physician's continued participation in the agreements may affect adversely the health, safety or welfare of any Humana member; (2) we and/or any of our physician's continued participation in the agreements may bring Humana or its health care networks into disrepute; (3) in the event of one of our doctor's death or incompetence; (4) if any of our physicians fail to meet Humana's credentialing criteria; (5) if we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (6) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). In the event of termination of the Humana agreements, we must continue to provide or arrange for services on a fee for service basis to any member hospitalized on the date of termination until the date of discharge or until we have made arrangements for substitute care. In some cases, Humana may provide 30 days' notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. In the event that Humana exercises its right to amend the agreements upon thirty (30) days written notice, we may object to such amendment within the thirty (30)-day notice period. Such amendments may include changes to the compensation rates. If we object to such amendment within the requisite time frame, Humana may terminate the agreements upon ninety (90) days written notice.

         Effective August 1, 1998, we entered into two amendments to our professional provider agreements with Humana. The amendments, among other things, extended the term of the original agreement from six to ten years and increased the percentage of Medicare premiums received by the Company, effective January 1, 1999.

         Neither the Foundation nor the Humana agreements imposes a limit on the number of adjustments that may be made to their provider agreement.

         We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms.

         As of June 30, 2001, we maintained three additional managed care relationships, none of which individually or in the aggregate are material. There can be no assurance that we will be able to renew any of our managed care agreements or, if renewed, that they will contain terms favorable to us and our affiliated physicians. Although we did not lose, on an aggregate basis, any significant payor contracts in Fiscal 2001, the loss of any of our current managed care contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors--Risks Associated with Capitated Arrangements Including Risk of Over-Utilization by Managed Care Patients, Risk of Reduction of Capitated Rates and Regulatory Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business --Managed Care."

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

COMPETITION

         The healthcare industry is highly competitive. We compete with several national competitors and many regional and national healthcare companies, some of which have greater resources than we do. Competition is generally based upon reputation, price and the ability to offer management expertise, financial benefits and other benefits for the particular provider in a quality and cost-effective manner. The pressure to reduce healthcare expenditures has emphasized the need to manage the appropriateness of health services provided to patients.

GOVERNMENT REGULATION

         General. Our business is affected by federal, state and local laws and regulations concerning healthcare. These laws and regulations impact the provision of healthcare to patients in physicians' offices and in patients' homes. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. We are not able to predict the content or impact of future changes in laws or regulations affecting the healthcare industry. See "Risk Factors."

         Present and Prospective Federal and State Reimbursement Regulation. Our operations are affected on a day-to-day basis by numerous legislative, regulatory and industry-imposed operational and financial requirements, which are administered by a variety of federal and state governmental agencies as well as by self-regulatory associations and commercial medical insurance reimbursement programs.

         HHAs, including those now or previously managed and/or owned by us, are subject to numerous licensing, certification and accreditation requirements. These include, but are not limited to, requirements relating to Medicare participation and payment, requirements relating to state licensing agencies, private payors and accreditation organizations. Renewal and continuance of certain of these licenses, certifications and accreditation are based upon inspections, surveys, audits, investigations or other review, some of which may require or include affirmative action or response by us. An adverse determination could result in a fine, and/or loss or reduction in the scope of licensure, certification or accreditation or could reduce the payment received or require the repayment of amounts previously remitted.

         Significant changes have been and may be made in the Medicare and Medicaid programs, which changes could have a material adverse impact on our financial condition. In addition, legislation has been or may be introduced in the Congress of the United States, which, if enacted, could adversely affect our operations by, for example, decreasing reimbursement by third-party payors such as Medicare or limiting our ability to maintain or increase the level of services provided to the patients.

         Prior to the implementation of PPS on October 1, 2000, Medicare reimbursed the "reasonable costs" for services up to program limits. Medicare reimbursed costs are subject to audit, which may result in either decreases or increases in payments we have previously received. With respect to our prior services, including management of outpatient hospital departments, the operation of ORFs and CORFs, the payments received from the Medicare program may still be subject to audit and may result in either overpayment or underpayment notices with respect to payments we have already received. Further our current medical services revenue for which the Company receives or has received payment from the Medicare or Medicaid program may be subject to medical review, which could result in determinations of unnecessary care and require repayment of amounts already received

         The BBA enacted in August 1997 contains numerous provisions related to Medicare and Medicaid reimbursement. The BBA resulted in deep cuts to provider reimbursements. Congress's response to these unintended consequences was the November 1999 enactment of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefits Improvement Act. The BBRA and BIPA attempts to provide relief to various facets of the health care delivery system through remedies to both problematic policy and excessive payment reductions.

         The BBA required the Secretary of HHS to implement a PPS for home health agency services that became effective October 1, 2000. The BBA also reduced the amount of Medicare reimbursement for HHA services. The BBRA and the BIPA have delayed the effective date of this reduction until 2002. Under such a PPS system, providers are reimbursed a fixed fee per treatment unit, and those having costs greater than the prospective amount will incur losses.

         Federal "Fraud and Abuse" Laws and Regulations. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under the Medicare or Medicaid programs. In addition to criminal penalties, including fines of up to $25,000 and five (5) years imprisonment, violations of the Anti-Kickback Law can lead to civil monetary penalties (which, pursuant to the BBA, can amount to as much as $50,000 for each violation, plus up to treble damages, based on the remuneration illegally offered, paid, received or solicited) and exclusion from Medicare, Medicaid and certain other state and federal health care programs. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. HHS has published regulations, which describe certain "safe harbor" arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, health care providers having these arrangements or relationships may be required to alter them in order to ensure compliance with the Anti-Kickback Law.

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

         On January 4, 2001, HHS issued part one of final regulations interpreting the Stark Law, which become effective on January 4, 2002. We are currently reviewing the part one final regulations and plan to implement any changes to our relationships with physicians as necessary prior to the effective date. We believe that we are presently in material compliance with the Stark Law and will make every effort to continue to comply with the Stark Law. However, there can be no assurances that we will not be alleged to have violated the Stark Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our results of operations, financial condition or cash flows.

         Corporate Practice of Medicine Doctrine. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. Currently, we only operate in Florida, which currently does not have a corporate practice of medicine doctrine with respect to the types of physicians employed with us. There, however, can be no assurance that such laws will not change or ultimately be interpreted in a manner inconsistent with our practices, and an adverse interpretation could have a material adverse effect on our results of operations, financial condition or cash flows.

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

         Clinic Registration. The State of Florida has recently enacted new legislation which will require the Company to register each of its medical centers as clinics. The new legislation becomes effective on October 1, 2001. The Company has begun the process to comply with this requirement and expects to have each medical center registered in a timely manner.

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

EMPLOYEES

         At June 30, 2001, we employed or contracted with approximately 371 individuals of whom approximately 55 are IPA and staff model physicians. We do not have any collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

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

SEASONALITY

         All of our net revenues in Fiscal 2001 were derived from our operations in Florida. Florida has historically been a transient state with the transient factor being directly related to seasonal climate changes. It is anticipated that in Fiscal 2002 all of our net revenue will also be derived from our operations in Florida. While there are some seasonal fluctuations in our business, management does not believe that seasonality will play an adverse role in the our future operations.

ITEM 2.           PROPERTIES

         We lease approximately 10,000 square feet of space for our corporate offices in Miami, Florida under a lease expiring in September 2004 with average annual base lease payments of approximately $200,000. Of the fifteen staff model clinics that we operated as of June 30, 2001, three are leased from independent landlords and the other twelve clinics are leased from Humana. The twelve wholly-owned Humana centers are leased on a month to month basis and these leases are not tied to our managed care arrangement with Humana. As a month to month tenant, we have limited tenancy rights. These month-to-month lease arrangements can be cancelled at the option of Humana, without cause, on 30 days written notice. A termination of one or all of the Humana leases could have an adverse effect on Continucare because we would, on 30 days written notice, be forced to find replacement facilities at which to provide medical services to our members. If we were unable to find adequate replacement facilities, then we could experience a disenrollment of our members.

ITEM 3.           LEGAL PROCEEDINGS

         The case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. ("CPPM"), v. JAY A. ZISKIND, AN INDIVIDUAL,

KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION, was filed on November 15, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, alleging breach of fiduciary duties, improper billing, and seeking the return of all consideration previously paid by us to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger and the Registration Rights Agreement. On July 13, 2001, the counterplaintiffs filed their Third Amended Counterclaim against us and included Mr. Charles Fernandez as a defendant in the action. The Third Amended Counterclaim alleges counts for (i) breach of contract against us and CPPM based on the alleged failure to register stock pursuant to the Registration Rights Agreement, the alleged failure to pay contingent merger consideration and the alleged failure to fulfill obligations pursuant to Rule 144 of the Securities Act of 1933; (ii) fraud in the inducement against us, CPPM and Mr. Fernandez in connection with the execution of the Registration Rights Agreement and the Agreement and Plan of Merger; (iii) violation of Florida Blue Sky Laws against us, CPPM and Mr. Fernandez; and (iv) conversion against us and CPPM. The Third Amended Counterclaim seeks an amount in excess of $4,000,000 in damages. On August 31, 2001, an Answer and Affirmative Defenses to the Third Amended Counterclaim was filed by us, CPPM and Mr. Fernandez. The matter has been taken off the trial calendar and is not currently scheduled for trial. Discovery is ongoing. The Company believes that there is little merit to the counterclaim and intends to vigorously defend the claims.

         We are a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, we filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, we filed a Motion for Summary Judgment as to all Plaintiffs. On April 28, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. On June 5, 2000, we filed a Motion for Judgment on the Pleadings as to all Plaintiffs. All of the aforementioned motions were heard on June 15, 2000. On November 14, 2000, the court granted our motion as to one of the Plaintiffs' claims for deferred and incentive compensation, but reserved as to his claim for post termination compensation related to follow-up patient care, if any. The Court denied our motions as to the other two Plaintiffs. Also on November 14, 2000, the court denied the Plaintiffs' Motion for Summary Judgment in all respects. The trial started on February 13, 2001. As of the date of this filing, the trial is still in progress and is scheduled to continue in October, 2001. We believe the action has little merit and intend to vigorously defend the claims.

         We settled the case of GE MEDICAL SYSTEMS, AN UNINCORPORATED DIVISION OF GENERAL ELECTRIC COMPANY v. CONTINUCARE OUTPATIENT SERVICES, INC. n/k/a OUTPATIENT RADIOLOGY SERVICES, INC., A FLORIDA CORPORATION AND CONTINUCARE CORPORATION, A FLORIDA CORPORATION with GE Medical Systems ("GE") on April 5, 2001 with no admission of liability. As part of the settlement, GE assigned to us all of its claims associated with the litigation. We intend to continue to litigate our claims of indemnification through our pending cross-claims and/or third party claims.

         Two of our subsidiaries are parties to the case of NANCY FEIT ET AL. v. KENNETH BLAZE, D.O., KENNETH BLAZE., D.O., P.A.; SHERIDEN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000. We filed an answer on May 3, 2000. Discovery is still in process. We have made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was initially rejected, but is currently being re-evaluated. We have been discussing with the carriers for Kahn & Riskin, M.D. apportionment of responsibility. We believe we have meritorious defenses and intend to vigorously pursue them.

         In Fiscal 1999, we closed or dissolved certain subsidiaries, some of which had pending claims against them. We are also involved in various other legal proceedings incidental to our business that arise from time to time out of the ordinary course of business--including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2001.

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

              PRICE PERIOD                    HIGH        LOW
              ------------                   ------      -----
              Fiscal Year 2000
                  First Quarter              $ 1.31      $ .31
                  Second Quarter               1.06        .38
                  Third Quarter                1.50        .63
                  Fourth Quarter               1.06        .50

              Fiscal Year 2001
                  First Quarter              $  .94      $ .50
                  Second Quarter                .69        .25
                  Third Quarter                 .50        .27
                  Fourth Quarter                .40        .15

         As of September 17, 2001, there were 129 holders of record of our common stock.

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

ISSUANCE OF SECURITIES

         In connection with the Fiscal 2001 Restructuring, effective June 30, 2001, we issued 6,219,511 shares of common stock to Frost Nevada. We believe the shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.           SELECTED FINANCIAL DATA

         Set forth below is our selected historical consolidated financial data for the five fiscal years ended June 30, 2001.

         The selected historical consolidated financial data for the three fiscal years ended June 30, 2001, 2000, and 1999, are derived from our audited consolidated financial statements included herein. The selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

                         SELECTED FINANCIAL INFORMATION

                                                                                FOR THE YEAR ENDED JUNE 30,
                                                        ---------------------------------------------------------------------------
                                                            2001             2000            1999           1998           1997
                                                        ---------------------------------------------------------------------------

OPERATIONS

  Medical services revenue, net .....................   $ 112,607,916   $ 116,582,895   $ 182,526,752   $ 65,584,293   $ 13,916,385

  Expenses
   Medical services .................................      99,763,805      97,623,502     163,237,820     54,695,446      4,493,195
   Payroll and employee benefits ....................       5,689,206       5,687,030      13,797,555      5,714,653      1,855,000
   Provision for bad debts ..........................          50,000              --       6,196,384      5,778,216      1,818,293
   Professional fees ................................       1,180,438         895,716       1,886,661      1,637,957      1,450,790
   General and administrative .......................       5,466,496       5,777,317      10,198,385      8,435,001      1,176,516
   Gain on disposal of property and equipment .......        (383,375)             --              --             --             --
   Writedown of long-lived assets ...................              --              --      11,717,073             --             --
   Loss on disposal of subsidiaries .................              --              --      15,361,292             --             --
   Depreciation and amortization ....................       2,883,287       2,918,534       5,791,982      3,247,717        208,936
                                                        ---------------------------------------------------------------------------
     Subtotal .......................................     114,649,857     112,902,099     228,187,152     79,508,990     11,002,730
                                                        ---------------------------------------------------------------------------

(Loss) Income from operations .......................      (2,041,941)      3,680,796     (45,660,400)   (13,924,697)     2,913,655

Other income (expense)
  Interest income ...................................          32,358          43,147         138,963        932,397        165,253
  Interest expense-convertible subordinated notes ...              --      (2,054,710)     (3,639,433)    (2,453,333)            --
  Interest expense-other ............................      (1,632,932)     (1,182,794)     (1,505,779)      (553,998)      (162,235)
  Other .............................................           1,425         383,623          24,906        107,696         (9,081)
                                                        ---------------------------------------------------------------------------

(Loss) income before income taxes and
  extraordinary items ...............................      (3,641,090)        870,062     (50,641,743)   (15,891,935)     2,907,592
(Benefit) provision for income taxes ................              --              --              --       (909,000)     1,200,917
                                                        ---------------------------------------------------------------------------
(Loss) income before extraordinary items ............      (3,641,090)        870,062     (50,641,743)   (14,982,935)     1,706,675

   Extraordinary gain on extinguishment of debt .....       3,503,188      13,247,907         130,977             --             --

                                                        ---------------------------------------------------------------------------
Net (loss) income ...................................   $    (137,902)  $  14,117,969   $ (50,510,766)  $(14,982,935)  $  1,706,675
                                                        ===========================================================================

Basic and diluted (loss) income before
  extraordinary item per common share ...............   $        (.11)  $         .04   $       (3.50)  $      (1.20)  $        .16

Cash dividends declared .............................   $          --   $          --   $          --   $         --   $         --

FINANCIAL POSITION
Total assets ........................................   $  21,670,238   $  27,545,180   $  30,419,978   $ 69,486,105   $ 19,851,309
                                                        ===========================================================================

Long-term obligations, including
  current portion ...................................   $  12,306,623   $  19,269,246   $  53,490,787   $ 47,675,061   $  3,367,106
                                                        ===========================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are a provider of outpatient healthcare services in Florida. We provide healthcare services through our network of staff model clinics, IPA and Home Health Agencies. As a result of our ability to provide quality healthcare services through fifteen staff model clinics, approximately 28 IPA associated physicians and four Home Health agencies, we have become a preferred healthcare provider in Florida to some of the nation's largest managed care organizations, including: (i) Humana for which, as of June 30, 2001, we managed the care for approximately 11,800 patients on a capitated basis; and (ii) Foundation, for which, as of June 30, 2001, we managed the care for approximately 4,400 patients on a capitated basis.

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

                                                              PERCENT OF REVENUE FOR JUNE 30,
                                                                   2001     2000     1999
                                                              -------------------------------

   Medical services revenue, net ......................           100.0%   100.0%   100.0%

   Expenses
     Medical services .................................            88.6     83.7     89.4
     Payroll and employee benefits ....................             5.1      4.9      7.6
     Provision for bad debts ..........................              --       --      3.4
     Professional fees ................................             1.0      0.8      1.0
     General and administrative .......................             4.8      5.0      5.6
     Gain on disposal of property and equipment........             (.3)
     Write down of long-lived assets ..................              --       --      6.4
     Loss on disposal of subsidiaries .................              --       --      8.5
     Depreciation and amortization ....................             2.6      2.5      3.2
                                                              -------------------------------
       Subtotal .......................................           101.8     96.9    125.1

(Loss) income from operations .........................            (1.8)     3.1    (25.1)

Other income (expense)
   Interest income ....................................              --      0.1      0.1
   Interest expense-convertible subordinated notes ....              --     (1.8)    (2.0)
   Interest expense-other .............................            (1.4)    (1.0)    (0.8)
   Other ..............................................              --      0.3       --
                                                              -------------------------------

(Loss) income before extraordinary items ..............            (3.2)     0.7    (27.8)
Extraordinary gain on extinguishment of debt ..........             3.1     11.4      0.1
                                                              -------------------------------
Net (loss) income .....................................             (.1)%   12.1%   (27.7)%
                                                              ===============================

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO OUR OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2001 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2000.

Revenue

         Medical services revenues for Fiscal 2001 decreased 3.4% to approximately $112,608,000 from approximately $116,583,000 in Fiscal 2000. We provided managed care services for approximately 252,000 and 257,000 member months (members per month multiplied by the months for which services were available) during Fiscal 2001 and 2000, respectively.

         Revenue generated by our managed care entities under of contracts with HMO's as a percentage of medical services revenue was approximately 96% during Fiscal 2001 and 2000. Revenue generated by the Humana contract was 60% and 57% of medical service revenue for Fiscal 2001 and 2000, respectively. Revenue generated by the Foundation contracts was 36% and 39% during Fiscal 2001 and 2000, respectively.

         Our home health agencies' revenue was approximately 4% of medical services revenue during Fiscal 2001 and 2000 and consisted primarily of Medicare reimbursement.

Expenses

         Effective March 31, 2001, the Company negotiated an amendment to its IPA contract with Foundation (the "2001 Amendment"). The 2001 Amendment, among other things, eliminated the medical claims liability incurred by the IPA through March 31, 2001 and reduced other liabilities to Foundation. As a result, the Company recorded a contractual revision of previously recorded medical claims liability of approximately $4,638,000 (the "2001 Contractual Adjustment"). (See Note 7 of the Company's Consolidated Financial Statements).

         Effective December 31, 1999, we amended our IPA contract with Foundation which reduced our prior medical claims and long-term debt liabilities to Foundation for prior medical claims by approximately $3,054,000, resulting in a corresponding decrease in medical services expense (the "2000 Contractual Adjustment").

         Medical services expenses for Fiscal 2001 were approximately $99,764,000 or 88.6% of medical services revenue after giving effect to the 2001 Contractual Adjustment, compared to approximately $97,624,000 or 83.7% of medical services revenue for Fiscal 2000 after giving effect to the 2000 Contractual Adjustment. Excluding the 2001 and 2000 Contractual Adjustments, medical services expenses were approximately $104,402,000 or 92.7% of medical services revenue for Fiscal 2001 and $100,677,000 or 86.4% of medical services revenue for Fiscal 2000.

         Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $88,341,000 and $82,480,000 for Fiscal 2001 and 2000, respectively, or 81.8% and
73.9% of medical services revenues derived from our managed care entities prior to the 2001 and 2000 Contractual Adjustments of claims expense. Our claim loss ratio varies due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

         Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $16,061,000 and $18,197,000 during Fiscal 2001 and 2000, respectively, or 14.3% and 15.6% of medical services revenues. The decrease primarily resulted from cost containment measures which began in Fiscal 2000 and continued throughout Fiscal 2001.

         Payroll and employee benefits for administrative personnel was approximately $5,689,000 or 5.1% of revenues during Fiscal 2001 compared to approximately $5,687,000 or 4.9% of revenue during Fiscal 2000.

         General and administrative expenses during Fiscal 2001 were approximately $5,466,000 or 4.8% of revenues compared to approximately $5,777,000 or 5.0% of revenues during Fiscal 2000. The decrease in general and administrative expense as a percent of revenues primarily resulted from cost containment measures which began in Fiscal 2000 and continued throughout Fiscal 2001.

Income/Loss from Operations

         Loss from operations for Fiscal 2001 was approximately $2,042,000 or 1.8% of total revenues, compared to operating income of approximately $3,681,000 or 3.2% of total revenues for Fiscal 2000.

Interest Expense

         Interest expense during Fiscal 2001 was approximately $1,633,000 or 1.4% of revenues compared to approximately $3,238,000 or 2.8% of revenues during Fiscal 2000. Interest expense during Fiscal 2001 consisted primarily of approximately $1,281,000 related to amortization of deferred financing costs, approximately $110,000 of imputed interest expense on non-interest bearing notes and interest expense of approximately $242,000 related to various notes payable. Interest expense during Fiscal 2000 was comprised of approximately $784,000 related to amortization of deferred financing costs, approximately $212,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $184,000 related to various notes payable and approximately $2,055,000 of interest on the Notes. The Notes were restructured on February 15, 2000 and again on June 30, 2001. In accordance with Statement of Financial Accounting Standards, No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," ("SFAS No. 15") all interest which would accrue over the remaining term of the Notes is included in the outstanding Notes on the balance sheet. Therefore, no interest expense will be recorded on the Notes through the maturity date. (See Note 7 of the Company's Consolidated Financial Statements.)

Extraordinary Gain on Extinguishment of Debt

         In July, 1999, we recorded an extraordinary gain on extinguishment of debt of approximately $3,800,000 as a result of repurchasing $4,000,000 of our Notes for a cash payment of $210,000 and the write-off of related deferred financing costs and accrued interest payable. We have not provided for income taxes on the gain because we believe that we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction.

         On February 15, 2000, we recorded an extraordinary gain on extinguishment of debt of approximately $9,472,000 as a result of restructuring the Notes, net of restructuring costs (the "Fiscal 2000 Restructuring"). The gain resulted primarily from the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of our common stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to the restructuring transaction.

         Effective June 30, 2001, we recorded an extraordinary gain on the extinguishment of debt of approximately $3,503,000 as a result of the Fiscal 2001 Restructuring of the Notes. The gain resulted primarily from the conversion of $6,219,511 of the outstanding principal balance into 6,219,511 shares of common stock, which were valued at approximately $1,804,000 based on the closing price of our common stock on June 29, 2001, the recording of approximately $595,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2005, the recording of the New Note in the amount of $912,195 and the recording of approximately $277,000 of interest which will accrue on the New Note. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction.

Net Income/Loss

         Net loss for Fiscal 2001 was approximately $138,000 compared to net income of approximately $14,118,000 for Fiscal 2000.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO OUR OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2000 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1999.

Revenue

         Medical services revenues for Fiscal 2000 decreased 36.1% to approximately $116,583,000 from approximately $182,527,000 in Fiscal 1999. During Fiscal 2000, we significantly reduced the number of physician practices in our IPA subsidiary and we were no longer at risk for the commercial members of our IPA physicians which contributed approximately $11,000,000 of revenue during Fiscal 1999. IPA Medicare member months decreased approximately 61% from approximately 128,000 member months during Fiscal 1999 to 50,000 member months during Fiscal 2000. IPA Medicare member months contributed approximately $27,000,000 and $58,000,000 during Fiscal 2000 and 1999, respectively.

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

         Revenue received under fee for service arrangements, which require us to assume the financial risks relating to payor mix and reimbursement rates, accounted for approximately 14.8% of medical services revenue for Fiscal 1999, including approximately 3.1% derived from our home health agencies. For Fiscal 2000, approximately 4.4% of medical services revenues was derived from the home health agencies. The contribution from other sources of fee for service revenue for Fiscal 2000 was insignificant, primarily as a result of the closing or sale of certain subsidiaries in Fiscal 1999.

         Medicare and Medicaid, as a percentage of our medical service revenue, decreased from 6.4% to 4.3% of medical services revenue for Fiscal 1999 and 2000, respectively. This decrease was primarily attributable to the respective sale and closing of our Outpatient Rehabilitation and Physician Practice Subsidiaries.

Expenses

         Medical services expenses in Fiscal 2000 were approximately $97,624,000 or 83.7% of medical services revenue, compared to approximately $163,238,000 or 89.4% of medical services revenue for Fiscal 1999. The percentage decrease is primarily due to tighter operating controls and the disposal of the Rationalized Entities. During Fiscal 1999, medical services expenses for the Rationalized Entities were approximately $14,389,000. Medical services expenses of our IPA decreased from approximately $80,249,000 to approximately $26,137,000 as a result of the decrease in IPA members for which we are at risk. In addition, the 2000 Contractual Adjustment reduced medical services expense in Fiscal 2000 by approximately $3,054,000 and resulted in a corresponding decrease in medical services expense (See Note 7 of the Company's Consolidated Financial Statements).

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

Interest Expense

         Interest expense during Fiscal 2000 was approximately $3,238,000 or 2.8% of revenues compared to approximately $5,145,000 or 2.8% of revenues during Fiscal 2000. Interest expense during Fiscal 2000 was comprised of approximately $784,000 related to amortization of deferred financing costs, approximately $212,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $184,000 related to various notes payable and approximately $2,055,000 of interest on the Notes. Interest expense during Fiscal 1999 was comprised of approximately $898,000 related to amortization of deferred financing costs, approximately $255,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $275,000 related to various notes payable and approximately $3,639,000 of interest on the Notes. The Notes were restructured on February 15, 2000. Although the interest on the Notes was forgiven as part of the Fiscal 2000 Restructuring, in accordance with SFAS No. 15, instead of reversing the interest expense, the forgiveness of interest is reflected in the extraordinary gain (see Extraordinary Gain below). Also in accordance with FASB No. 15, all interest accruing at 7% on the remaining $10,000,000 from November 1, 1999 until the Notes' maturity has been capitalized into the balance of the outstanding Notes. Therefore, we have not recorded, and will not record in the future, interest expense on the Notes subsequent to the Restructuring. (See Note 7 of the Company's Consolidated Financial Statements.)

Extraordinary Gain on Extinguishment of Debt

         In August, 1998, we recorded an extraordinary gain on extinguishment of debt of approximately $130,000 as a result of repurchasing $1,000,000 of our Notes for a cash payment of approximately $700,000 and the write-off of related deferred financing costs and accrued interest payable.

         In July, 1999, we recorded an extraordinary gain on extinguishment of debt of approximately $3,800,000 as a result of repurchasing $4,000,000 of our Notes for a cash payment of $210,000 and the write-off of related deferred financing costs and accrued interest payable. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to the transaction.

         On February 15, 2000, we recorded an extraordinary gain on extinguishment of debt of approximately $9,472,000 as a result of the Fiscal 2000 Restructuring of our Notes, net of restructuring costs. The gain resulted primarily from the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of our stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest payable, the write-off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to the restructuring transaction.

Net Income (Loss)

         Net income for Fiscal 2000 was approximately $14,118,000 compared to a net loss of approximately $50,511,000 for Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During Fiscal 2001 we have continued to focus on strengthening our core business unit. However during the first and second quarters of Fiscal 2001, we experienced rapid increases in medical and pharmacy costs without counterbalancing increases in premium revenue which negatively impacted earnings. While there were premium revenue increases during the third quarter of Fiscal 2001, the premium increases have not completely offset the significant increases in medical and pharmacy costs incurred prior to the increases. The management team continues to focus on streamlining our operations and enhancing cost efficiency.

         On July 2, 1999 we purchased $4,000,000 face value of our Notes for approximately $210,000, recognizing a pre-tax gain on extinguishment of debt of approximately $3,800,000. We funded the purchase of our Notes from working capital.

         On February 15, 2000, we completed the Fiscal 2000 Restructuring of the Notes and recorded a gain of approximately $9,472,000 as a result of the conversion of $31,000,000 of Notes into common stock, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. The remaining outstanding principal balance of the Notes of $10,000,000 on the date of the Fiscal 2000 Restructuring was reinstated as a performing non-defaulted loan.

         Effective June 30, 2001, we completed the Fiscal 2001 Restructuring of the Notes and recorded a gain of approximately $3,503,000 as a result of the conversion of $6,219,511 of the outstanding principal balance of the Notes into 6,219,511 shares of common stock, which were valued at approximately $1,804,000 based on the closing price of our common stock on June 29, 2001, the recording of approximately $595,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2005, the recording of the New Note in the amount of $912,195 and the recording of approximately

$277,000 of interest which will accrue on the New Note. The remaining outstanding principal balance of the Notes of approximately $3,912,000 on the date of the Fiscal 2000 Restructuring, including the interest accrued through April 30, 2001 which has been added to the principal balance, has been reinstated as a performing non-defaulted loan. Also, see Item 1 "Recent Developments - Debt Restructuring" and Note 6 of the Company's Consolidated Financial Statements.

         As a result of the Fiscal 2000 Restructuring, we entered into a credit facility (the "Credit Facility"). The Credit Facility provides a revolving loan of $3,000,000 which matures March 31, 2002. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 3.75% at June 30, 2001. The Credit Facility may be renewed annually at the option of the lender. The Credit Facility has been guaranteed by a board member and an entity controlled by a board member. The balance outstanding under the Credit Facility at June 30, 2001 was $500,000. (See Note 7 of the Company's Consolidated Financial Statements.)

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

         Effective December 31, 1999, we amended our contract with Foundation (the "2000 Amendment"). The 2000 Amendment reduces our prior medical claims and long-term debt liabilities to Foundation as of May 31, 1999 to $1,500,000. The 2000 Amendment also required us to remit to Foundation any reinsurance proceeds received for claims generated from Foundation members for the period June 1, 1998 through August 31, 1999 up to a maximum of $1,327,400. As a result of the 2000 Amendment, we recorded a contractual revision of previously recorded medical claims liability of approximately $3,054,000. The 2000 Amendment resulted in the reduction of medical claims payable by approximately $2,703,000 and the reduction of long-term debt by approximately $351,000.

         Effective March 31, 2001, we negotiated another amendment to our professional provider agreement with Foundation. The 2001 Amendment eliminated the medical claims liability incurred by the IPA through March 31, 2001 and reduced other liabilities to Foundation by $1,000,000. The 2001 Amendment also terminated our association with certain physician practices effective May 31, 2001, which represented approximately 70% of the IPA's membership at that time.

         Effective October 1, 2000, the Company's HHAs, which primarily provide services to patients eligible under the Medicare program, began to be reimbursed by Medicare under PPS and we continue to take steps to operate effectively and efficiently under PPS. There can be no assurance that the established fees will not change in a manner that could adversely affect our revenues. See "Medicare and Medicaid Reimbursement Considerations" and "The Balanced Budget Act of 1997."

         Our net loss was approximately $138,000 for Fiscal 2001. Net cash used in operations was approximately $1,902,000 due primarily to the net loss, the gains on extinguishment of debt and disposals of equipment of approximately $3,900,000, the 2001 Contractual Adjustment of approximately $4,638,000, offset by non-cash amortization and depreciation expenses of approximately $4,164,000, a decrease in Due from HMOs of approximately $2,030,000 and an increase in Due to Medicare of approximately $797,000.

         Our cash provided by investing activities was approximately $220,000 and resulted from proceeds from disposals of property and equipment of approximately $452,000 less the purchase of equipment of approximately $231,000. Our cash used in financing activities was approximately $328,000 for Fiscal 2001 due primarily to borrowings during the year of $2,150,000 and payments of various notes payable of approximately $2,463,000.

         Our working capital deficit was approximately $8,188,000 at June 30, 2001.

         We have no current knowledge of any intermediary audit adjustment trends with respect to previously filed cost reports. However, as is standard in the industry, we remain at risk for disallowance and other adjustment to previously filed cost reports until final settlement. Our average settlement period with respect to our cost reports has historically ranged from two to four years.

         The financial statements have been prepared assuming we will continue as a going concern. We continue to take steps to improve our cash flow and profitability. We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and advantageous HMO benefit changes and the Credit Facility. However, there can be no assurances that these sources of funds will be sufficient to fund our operations and satisfy our obligations as they become due.

         If we are unable to satisfy our cash requirements, we may be required to take certain steps, such as borrowing additional funds, restructuring our indebtedness, selling assets, reducing costs, and reducing or delaying capital expenditures. If we need additional capital to fund our operations, there can be no assurances that such capital can be obtained or, if obtained, that it will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which can have a dilutive effect on current shareholders and a significant effect on our operations.

         On June 29, 2001, the American Stock Exchange (the "Exchange") notified us of its decision to continue to list our common stock pending a review of our annual report. As of the date of this filing, we are still below the continued listing requirements of the Exchange with respect to the requirement to not sustain losses from continuing operations and/or net losses in two of our three most recent fiscal years. We are unable to guarantee that the Exchange will continue to list our common stock.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At June 30, 2001, our cash equivalents were invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have an immaterial impact in our net loss for Fiscal 2001 as there were only balances outstanding under the Credit Facility for 116 days. There would have been no impact on net income for Fiscal 2000 as there were no outstanding balances under the Credit Facility during Fiscal 2000. We have no material risk associated with foreign currency exchange rates or commodity prices.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         The executive officers and directors of Continucare are as follows:


NAME                          AGE     POSITION
--------------------------    ---     -----------------------------------------------------------------------

Spencer J. Angel..........     35     President, Chief Executive Officer, Chief Operating Officer and Director
Cathy J. Lerman...........     45     Executive Vice President and General Counsel
Janet L. Holt.............     54     Chief Financial Officer
Charles M. Fernandez......     39     Chairman of the Board
Phillip Frost, M.D........     65     Vice Chairman of the Board
Robert J. Cresci..........     57     Director
Patrick M. Healy..........     43     Director

         SPENCER J. ANGEL has served as our President and Chief Executive Officer since November 1999. From July 12, 1999 until his appointment as our President and Chief Executive Officer, he served as our Executive Vice President and Chief Operating Officer. Mr. Angel has served as a member of our board of directors since September 30, 1999. Mr. Angel has served, since 1996, as director and president of Harter Financial, Inc., a diversified financial consulting firm. See "Certain Relationships and Related Transactions." In 1999, Mr. Angel served as president and chief executive officer of Medical Laser Technologies, Inc., a company that produces digital x-ray picture archiving and communications systems for cardiac catheterization labs. He was the secretary, treasurer and director of Autoparts Warehouse, Inc., an auto parts retail and service company, from September 1997 to January 1999. From December 1994 through August 1996 Mr. Angel was president of 5 East 41 Check Cashing Corp., a company engaged in the payroll service and armored car business. From November 1991 to 1994 Mr. Angel was an associate attorney with Platzer, Fineberg & Swergold, a law firm specializing in corporate financial reorganizations.

         CATHY J. LERMAN, ESQ. was appointed as Executive Vice President and General Counsel in September of 2001. Ms. Lerman has over 20 years of legal experience including 10 years as in-house counsel for both public and private companies. Ms. Lerman served as Vice President, Secretary and General Counsel of Pediatrix Medical Group, Inc., a physician practice management company, from 1994-1996 and completed both an initial and secondary public offering for that company. From May of 1997 until August of 1998, Ms. Lerman was Vice President, Secretary and General Counsel of TPS, Inc., a health care company managing physician practices, laboratories, and pharmacies. From August of 1998 until May of 2000, Ms. Lerman was the principal of Cathy Jackson Lerman, P.A. Ms. Lerman served from May of 2000 until August of 2001 as Vice President, Secretary and General Counsel of Localbusiness.com, Inc., an Internet-based news service.

         JANET L. HOLT was appointed as our Chief Financial Officer in January 2000. From July 1999 when she joined the Company until her appointment as our Chief Financial Officer, Ms. Holt served as the Vice President of Finance - Managed Care Division. Ms. Holt served as an audit Senior Manager at Ernst & Young, LLP from November 1997 until joining Continucare. From June 1995 to November 1997, Ms. Holt served as the Internal Auditor for InPhyNet Medical Management, Inc., and she served as an audit manager with Deloitte & Touche, LLP from 1992 to June 1995.

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

         ROBERT J. CRESCI has served as one of our directors since February 2000. He has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc.; Aviva Petroleum Ltd.; Film Roman, Inc.; Castle Dental Centers, Inc.; j2 Global Communications, Inc.; Candlewood Hotel Co.; SeraCare Life Sciences Inc.; E-Stamp Corporation and several private companies.

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

ITEM 11.          EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of (i) our chief executive officer, and (ii) the other executive officer who was serving as an executive officer at the end of the last fiscal year, whose total annual salary and bonus, determined as of the end of the fiscal year ended June 30, 2001, exceeded $100,000 (hereinafter referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                 ANNUAL COMPENSATION                      COMPENSATION
                                            ----------------------------------------   ------------------
                                                                              OTHER
                                                                              ANNUAL
                NAME AND                    FISCAL                           COMPENS   NO. OF SECURITIES     ALL OTHER
           PRINCIPAL POSITION                YEAR    SALARY ($)   BONUS ($)   ATION    UNDERLYING OPTIONS   COMPENSATION
------------------------------------------  ------   ----------   ---------  -------   ------------------   ------------
Spencer J. Angel,.........................   2001      268,307           0      (1)        600,000(2)             0
  President and Chief Executive Officer...   2000      207,867           0      (1)              0                0
Janet L. Holt,............................   2001      103,846           0      (1)         75,000(3)             0
  Chief Financial Officer.................   2000       83,077      20,000      (1)              0                0

-----------
(1) The total perquisites and other personal benefits provided is less than 10% of the total annual salary and bonus to such officer.

(2) 100,000 fully vested stock options valued at approximately $68,750 (based on the closing market price on the date of grant) were awarded on July 20, 2000. An additional 500,000 stock options were also awarded on July 20, 2000 valued at approximately $343,750 (based on the closing market price on the date of grant) and vest ratably over three years.

(3) 75,000 stock options were awarded on July 20, 2000 valued at approximately $51,600 (based on the closing market price on the date of grant) and vest ratably over three years

OPTION GRANTS DURING FISCAL 2001

The following table sets forth certain information concerning grants of stock options made during Fiscal 2001 to each of the Named Executive Officers. We did not grant any stock appreciation rights in Fiscal 2001.

                     INDIVIDUAL OPTION GRANTS IN FISCAL 2001

                          SHARES OF                                                POTENTIAL REALIZABLE VALUE AT
                        COMMON STOCK    % OF TOTAL     OPTION     EXPIRATION    ASSUMED ANNUAL RATES OF STOCK PRICE
                         UNDERLYING     GRANTED TO    PRICE ($)      DATE         APPRECIATION FOR OPTION TERM (1)
           NAME            OPTIONS      EMPLOYEES
                                                                                        5%               10%
  -----------------------------------------------------------------------------------------------------------------
  Spencer J. Angel,.
  President and Chief
  Executive Officer.....   600,000       23.0%(2)       $ .69       7/20/10          260,362           659,809
  Janet L. Holt,
  Chief Financial
  Officer...............    75,000        2.9%(2)       $ .69       7/20/10           32,545            82,476

---------------

(1) The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the common stock.

(2)      Based upon 2,611,000 total options granted to employees during Fiscal
         2001

OPTION EXERCISES IN 2001 AND YEAR END OPTION VALUES

         The following table sets forth information with respect to (i) the number of unexercised options held by the Named Executive Officers as of June 30, 2001, and (ii) the value as of June 30, 2001 of unexercised in-the-money options. No options were exercised by any of the Named Executive Officers in Fiscal 2001.

                        NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                   UNDERLYING UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                          AT JUNE 30, 2001                AT JUNE 30, 2001 (1)
                   ------------------------------    ------------------------------
                   EXERCISABLE      UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
                   -----------      -------------    -----------      -------------

Spencer J. Angel     100,000           500,000            0                 0
Janet L. Holt              0            75,000            0                 0

---------
(1) Market value of shares covered by in-the-money options on June 30, 2001, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

DIRECTOR COMPENSATION

         Other than the chairman of the board of directors, our directors do not currently receive any cash compensation for service on the board of directors but may be reimbursed for certain expenses in connection with attendance at board of director meetings or other meetings on our behalf. All of our directors are eligible to receive options under our Stock Option Plan. See also "Certain Relationships and Related Transactions."

         Under an agreement with Mr. Fernandez, he received a payment of $50,000 as chairman of the board of directors.

         On July 20, 2000, each director, other than the chairman of the board of directors, was granted 100,000 fully vested stock options with an exercise prices of $.69 per share. The stock options expire on July 20, 2010. On July 20, 2000, the chairman of the board was granted 200,000 fully vested stock options with an exercise price of $.69 per share which also expire on July 20, 2010. As of June 30, 2001, none of the options had been exercised.

         On May 29, 2001, we granted Mr. Healy 1,000 fully vested stock options with an exercise price of $.32 for consulting services provided. The stock options expire on May 29, 2011.

EMPLOYMENT AGREEMENTS

         Mr. Angel's employment agreement was for a one-year period commencing July 12, 1999, with additional one-year automatic renewals and provides for an annual base salary of $250,000. Additionally, he is eligible to receive a bonus equal to 7% of our earnings before interest, taxes, depreciation and amortization in excess of $3 million for the fiscal year. The agreement may be terminated by either party with or without cause upon 60 days notice prior to an anniversary date of the agreement. Pursuant to the terms of his agreement, Mr. Angel is prohibited from competing with Continucare for a one year period following termination of his employment with Continucare. In the event that Mr. Angel is terminated without cause, Mr. Angel is entitled to his base salary for the period of one year and any unpaid accrued bonus.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 17, 2001 concerning the beneficial ownership of the common stock by (i) each person known by Continucare to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the directors and director nominees who own our shares, (iii) Named Executive Officers, and (iv) all of our executive officers and directors as a group. All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person's spouse.

            NAME AND ADDRESS                    AMOUNT AND NATURE OF         PERCENT OF
           OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)     COMMON STOCK(2)
------------------------------------------     -----------------------     ---------------
Spencer J. Angel..........................           1,313,479(3)                 3.3
   80 S.W. 8th Street
   Miami, FL 33131
Charles M. Fernandez......................           2,179,167(4)                 5.5
   80 S.W. 8th Street
   Miami, FL 33131
Dr. Phillip Frost.........................          20,396,550(5)                50.4
   4400 Biscayne Boulevard
   Miami, FL  33137
Janet L. Holt.............................              25,000(6)                   *
   80 S.W. 8th Street
   Miami, FL  33131

Robert Cresci.............................             100,000(6)                   *
   c/o Pecks Management Partners, Ltd.
   One Rockefeller Plaza
   Suite 900
   New York, NY 10020
Patrick Healy.............................             101,000(6)                   *
   c/o Mayo Health Plan
   4168 South Point Parkway
   Suite 102
   Jacksonville, FL 32216
Strategic Investment Partners, Ltd........           2,250,000(7)                 5.7
   Kaya Flamboyan 9
   Willemstad, Curacao
   Netherlands Antilles
Pecks Management Partners Ltd.............           8,511,585(8)                19.9
   One Rockefeller Plaza
   Suite 900
   New York, NY 10020
All directors and executive officers
   as a group (7 persons).................          24,115,196(9)                58.3

---------------

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

(2)      Based on 39,459,601 shares outstanding as of September 17, 2001.

(3) Includes (i) 800 shares held by Arkangel, Inc., an entity controlled by Mr. Angel; (ii) 850,000 shares held by Harter Financial, Inc., an entity controlled by Mr. Angel; (iii) 150,000 shares held directly by Mr. Angel; (iv) 266,666 shares of common stock underlying options that are currently exercisable, and (v) 46,013 shares of common stock issuable upon conversion of a convertible promissory note.

(4) Includes (i) 1,816,667 shares of Common Stock are owned of record by the Fernandez Family Limited Partnership, (ii) 27,500 shares held directly by Mr. Fernandez and (iii) 335,000 shares of Common Stock underlying options granted that are currently exercisable.

(5) Includes (i) 18,984,588 shares owed beneficially through Frost Nevada Limited Partnership; (ii) 414,800 shares owned directly by Dr. Frost;
         (iii) 797,162 shares of common stock issuable upon conversion of a convertible promissory note and (iv) 200,000 shares of common stock underlying options granted that are currently exercisable. See "Certain Transactions".

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

(8) Includes 3,407,927 shares of Common Stock that may be issued upon the conversion of Convertible Subordinated Notes.

(9) Includes 1,027,666 shares of common stock underlying options that are currently exercisable and 843,175 shares of common stock that are issuable upon conversion of promissory notes.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         In a private transaction with certain noteholders, effective June 30, 2001, Frost Nevada Limited Partnership ("Frost Nevada"), an entity controlled by Dr. Phillip Frost, Vice Chairman of our board of directors, purchased Convertible Subordinated Notes due 2002 (the "Notes") in the principal amount of $6,219,511 (the "Purchased Debt") and 9,640,244 shares of our common stock (the "Purchased Shares"). Frost Nevada immediately exchanged the Purchased Debt for
(i) 6,219,511 shares of our common stock and (ii) a convertible promissory note (the "New Note") in the principal amount of $912,195, with an October 31, 2005 maturity date and interest at 7% due semi-annually. At such time Dr. Frost was deemed to beneficially own 55.5% of our outstanding common stock, assuming conversion of the New Note.

         Effective July 31, 2001, Frost Nevada sold approximately 13% of the Purchased Shares, 13% of the shares of common stock issued upon the conversion of the Purchased Debt and transferred 13% of the New Note in a private transaction to a group of six investors. Spencer J. Angel, our President and CEO, and an entity controlled by Mr. Angel comprise 40% of this investor group.

         Mr. Fernandez has received fees as chairman of our board of directors and was granted stock options during the year. See "Director Compensation".

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

         (a)(3)   Exhibits

            3.1   Restated Articles of Incorporation of Company, as amended(3)
            3.2   Restated Bylaws of Company(3)
            4.1   Form of certificate evidencing shares of Common Stock(3)
            4.2   Indenture, dated as of October 30, 1997, between the
                  Company and American Stock Transfer & Trust Company, as
                  Trustee, relating to 8% Convertible Subordinated Notes due
                  2002(5)
            4.3   Registration Rights Agreement, dated as of October 30, 1997, by and between the Company and Loewenbaum & Company
                  Incorporated(5)
            4.4   Continucare Corporation Amended and Restated 1995 Stock Option
                  Plan(7)
            4.5   Amended and Restated 2000 Stock Option Plan(18) (Exhibit 4.1)
            4.6   Convertible Subordinated Promissory Note(19) (Exhibit 4.1)
            10.1  Employment Agreement between the Company and Charles M.
                  Fernandez dated as of September 11, 1996(2)
            10.2  Agreement and Plan of Merger by and among Continucare
                  Corporation, Zanart Entertainment Incorporated and Zanart
                  Subsidiary, Inc. dated August 9, 1996(1)
            10.3  Stock Purchase Agreement dated April 10, 1997 by and among
                  Continucare Corporation, Continucare Physician Practice
                  Management, Inc., AARDS, Inc. and Sheridan Healthcorp. Inc(4)
            10.4  Stock Purchase Agreement dated April 10, 1997 by and among
                  Continucare Corporation, Continucare Physician Practice
                  Management, Inc., Rosenbaum, Weitz & Ritter, Inc. and Sheridan
                  Healthcorp, Inc(4)
            10.5  Stock Purchase Agreement dated April 10, 1997 by and among
                  Continucare Corporation, Continucare Medical Management, Inc.,
                  Arthritis & Rheumatic Disease Specialties, Inc. and Sheridan
                  Healthcare, Inc(4)
            10.6  Placement Agreement, dated as of October 27, 1997, between the
                  Company and Loewenbaum & Company Incorporated(5)
            10.7  Purchase Agreement, dated as of September 4, 1997, by and among Continucare Corporation, Continucare Physician Practice
                  Management, Inc., a wholly owned subsidiary of Continucare
                  Corporation, DHG Enterprises, Inc. f/k/a Doctor's Health
                  Group, Inc. and Doctor's Health Partnership, Inc., both
                  Florida corporations, and Claudio Alvarez and Yvonne Alvarez
                  (6)
            10.8  Stock Purchase Agreement, dated as of February 13, 1998, by and among Continucare Corporation, Continucare Rehabilitation
                  Services, Inc., Integrated Health Services, Inc., Rehab
                  Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab
                  Associates, Inc(8)

            10.9  Asset Purchase Agreement, dated as of April 7, 1998, by and among: (i) SPI Managed Care, Inc., SPI Managed Care of
                  Hillsborough County, Inc., SPI Managed Care of Broward, Inc.,
                  Broward Managed Care, Inc., each a Florida corporation; (ii)
                  First Medical Corporation, a Delaware corporation and First
                  Medical Group, Inc., a Delaware corporation; and (iii) CNU
                  Acquisition Corporation, a Florida corporation(9) and (10)
           10.10  Asset Purchase Agreement, dated as of August 18, 1998, by and among: (i) Caremed Health Systems, Inc.; (ii) Caremed Medical
                  Management, Inc.; Caremed Health Administrators, Inc., each a
                  Florida corporation; and (iii) Continucare Managed Care, Inc., a Florida corporation(11)
           10.11  Physician Practice Management Participation Agreement between
                  Continucare Medical Management, Inc., and Humana Medical Plan,
                  Inc. entered into as of the 1st day of August, 1998(17)
           10.12  Asset Purchase Agreement, dated April 7, 1999, by and among:
                  (i) Kessler Rehabilitation of Florida, Inc., a Florida
                  Corporation; Rehab Management Systems, Inc., a Florida
                  Corporation; Continucare Occmed Services, Inc., a Florida
                  Corporation; and Continucare Corporation, a Florida
                  Corporation(12)
           10.13  Employment Agreement dated July 12, 1999 between Continucare
                  Corporation and Spencer Angel(13)
           10.14  Lease Agreement, dated as of the 28th day of July 1999, between Doral Park Joint Venture, Lennar Mortgage Holdings
                  Corporation, LNR/CREC Brickell Bayview Limited Partnership,
                  and Universal American Realty Corporation, as
                  tenants-in-common, and Continucare Corporation(17)
           10.15  First Amendment to Employment Agreement, dated October 1,
                  1999, between Charles Fernandez and Continucare Corporation
                  (13)
           10.16  Second Amendment to Employment Agreement between Charles M.
                  Fernandez and the Company, entered into as of the 1st day of
                  November 1999(14)
           10.17  First Amendment to Employment Agreement between Spencer J.
                  Angel and the Company, entered into as of the 1st day of
                  November, 1999(14)
           10.18  Employment Agreement dated September 4, 2001 between
                  Continucare Corporation and Cathy J. Lerman(20)
            21.1  Subsidiaries of the Company(20) (Exhibit 21.1)
            23.1  Consent of Ernst & Young LLP(20) (Exhibit 23.1)
            99.1  Consent Letter and Agreement to the First Supplemental
                  Indenture between the Securityholders of the Convertible Notes due 2002 and Continucare Corporation, dated December 9, 1999
                  (15)

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

                  (11)     Form 8-K dated and filed with the Commission on September 2, 1998.
                  (12)     Form 8-K dated April 21, 1999 and filed with the Commission on April 23, 1999.
                  (13)     Form 10-K/A for the fiscal year ended June 30, 1999.
                  (14)     Form 10-K/A, Amendment No. 2 for the fiscal year ended June 30, 1999.
                  (15)     Form 10-Q for the quarterly period ended December 31, 1999
                  (16)     Form 10-Q for the quarterly period ended March 31, 2000.
                  (17)     Form 10-K for the fiscal year ended June 30, 2000.
                  (18)     Form S-8 File No. 333-61246, filed May 18, 2001.
                  (19)     Form 8-K dated August 3, 2001, filed August 15, 2001.
                  (20)     Filed herewith.

(b)      Reports on Form 8-K

         Form 8-K was filed on May 31, 2001 regarding our failure to make the April 30, 2001 semi-annual payment of interest on our Convertible Subordinated Notes due 2002 within the 30 day grace period because we were continuing our discussions to restructure the Notes.

         Form 8-K was filed on August 15, 2001 regarding the completion of the Fiscal 2001 Restructuring which was effective June 30, 2000. Immediately upon the completion of the Fiscal 2001 Restructuring, Dr. Phillip Frost, a director, was deemed to beneficially own 55.5% of our outstanding common stock, assuming conversion of the New Note. Subsequently, Frost Nevada sold approximately 13% of the Purchased Shares, 13% of the shares of common stock issuable upon conversion of the Purchased Debt and transferred 13% of the New Note in a private transaction to a group of six investors. As a result of this subsequent transaction, Dr. Frost beneficially owns 50% of our outstanding common stock, assuming conversion of the New Note, or 49% of our outstanding common stock prior to giving effect to the conversion of the New Note.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CONTINUCARE CORPORATION


                         By: /s/ Spencer J. Angel
                            ----------------------------------------------------
                            SPENCER J. ANGEL
                            Chief Executive Officer, Chief Operating Officer and President

Dated: September 26, 2001

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                  TITLE                                 DATE


/s/ Spencer J. Angel              President, Chief Executive Officer, Chief        September 26, 2001
---------------------------             Operating Officer and Director
Spencer J. Angel                        (Principal Executive Officer)


/s/ Janet L. Holt                          Chief Financial Officer                 September 26, 2001
---------------------------           (Principal Accounting Officer and
Janet L. Holt                            Principal Financial Officer)


/s/ Charles M. Fernandez                    Chairman of the Board                  September 26, 2001
---------------------------
Charles M. Fernandez


/s/ Phillip Frost                         Vice Chairman of the Board               September 26, 2001
---------------------------
Phillip Frost, M.D.


/s/ Robert Cresci                                  Director                        September 26, 2001
---------------------------
Robert Cresci


/s/ Patrick Healy                                  Director                        September 26, 2001
---------------------------
Patrick Healy

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----

Report of Independent Certified Public Accountants..................................     F-2
Consolidated Balance Sheets as of June 30, 2001 and 2000............................     F-3
Consolidated Statements of Operations for the years ended June 30, 2001, 2000
     and 1999.......................................................................     F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
   June 30, 2001, 2000 and 1999.....................................................     F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000
     and 1999.......................................................................     F-6
Notes to Consolidated Financial Statements..........................................     F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Continucare Corporation and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Continucare Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation and subsidiaries at June 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                                           /s/ ERNST & YOUNG LLP

Miami, Florida
September 21, 2001

                             CONTINUCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                           JUNE 30,
                                                                                                    2001              2000
                                                                                                ------------      ------------

                                          ASSETS
Current assets
   Cash and cash equivalents .............................................................      $    525,482      $  2,535,540
   Accounts receivable, net of allowance for doubtful accounts of $5,802,000 and
     $5,752,000, respectively ............................................................            81,132            94,966
   Other receivables .....................................................................           763,637           697,977
   Prepaid expenses and other current assets .............................................           306,261           368,431
                                                                                                ------------      ------------
     Total current assets ................................................................         1,676,512         3,696,914
Equipment, furniture and leasehold improvements, net .....................................           703,494           880,873
Cost in excess of net tangible assets acquired, net of accumulated amortization of
   $8,346,000 and $5,929,000 respectively ................................................        17,516,751        19,932,891
Deferred financing costs, net of accumulated amortization of $1,706,000 and
   $426,000, respectively ................................................................         1,698,750         2,964,375
Other assets, net ........................................................................            74,731            70,127
                                                                                                ------------      ------------
     Total assets ........................................................................      $ 21,670,238      $ 27,545,180
                                                                                                ============      ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable ......................................................................      $    739,506      $    687,703
   Accrued expenses ......................................................................         2,270,695         2,517,985
   Accrued salaries and benefits .........................................................           579,805           742,069
   Due (from) to HMOs, net ...............................................................          (622,666)          985,835
   Credit Facility .......................................................................           500,000                --
   Advances from HMO .....................................................................           450,000
   Due to Medicare, net ..................................................................           500,045            73,527
   Current portion of convertible subordinated notes payable .............................           273,896           700,000
   Current portion of long-term debt .....................................................         4,952,076         2,276,635
   Current portion of related party note payable .........................................            53,211                --
   Accrued interest payable ..............................................................            17,703             6,044
   Current portion of capital lease obligations ..........................................           149,915           115,685
                                                                                                ------------      ------------
     Total current liabilities ...........................................................         9,864,186         8,105,483
Capital lease obligations, less current portion ..........................................            99,774           103,682
Convertible subordinated notes payable ...................................................         4,630,364        11,050,000
Long-term debt, less current portion .....................................................         1,011,704         5,023,244
Related party note payable, less current portion .........................................         1,135,683                --
                                                                                                ------------      ------------
     Total liabilities ...................................................................        16,741,711        24,282,409
Commitments and contingencies
Shareholders' equity
   Common stock, $0.0001 par value: 100,000,000 shares authorized; 42,455,794 shares issued and 39,459,601 shares outstanding at June 30, 2001; and 36,236,283 shares
     issued and 33,240,090 shares outstanding at June 30, 2000 ...........................             3,946             3,325
   Additional paid-in capital ............................................................        59,511,632        57,708,595
   Accumulated deficit ...................................................................       (49,162,350)      (49,024,448)
   Treasury stock (2,996,192 shares at June 30, 2000 and 1999) ...........................        (5,424,701)       (5,424,701)
                                                                                                ------------      ------------
     Total shareholders' equity ..........................................................         4,928,527         3,262,771
                                                                                                ------------      ------------
     Total liabilities and shareholders' equity ..........................................      $ 21,670,238      $ 27,545,180
                                                                                                ============      ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      FOR THE YEAR ENDED JUNE 30,
                                                                             2001                2000                1999
                                                                        --------------      --------------      --------------

   Medical services revenue, net .................................      $  112,607,916      $  116,582,895      $  182,526,752

   Expenses
     Medical services:
       Medical claims ............................................          88,341,212          82,480,144         117,826,175
       Contractual revision of previously recorded medical
           claims and other ......................................          (4,638,205)         (3,053,853)                 --
       Other .....................................................          16,060,798          18,197,211          45,411,645
     Payroll and employee benefits ...............................           5,689,206           5,687,030          13,797,555
     Provision for bad debts .....................................              50,000                  --           6,196,384
     Professional fees ...........................................           1,180,438             895,716           1,886,661
     General and administrative ..................................           5,466,496           5,777,317          10,198,385
     Gain on disposal of property and equipment ..................            (383,375)                 --                  --
     Write down of long-lived assets .............................                  --                  --          11,717,073
     Loss on disposal of subsidiaries ............................                  --                  --          15,361,292
     Depreciation and amortization ...............................           2,883,287           2,918,534           5,791,982
                                                                        --------------      --------------      --------------
       Subtotal ..................................................         114,649,857         112,902,099         228,187,152
                                                                        --------------      --------------      --------------

(Loss) income from operations ....................................          (2,041,941)          3,680,796         (45,660,400)

Other income (expense)
   Interest income ...............................................              32,358              43,147             138,963
   Interest expense-convertible subordinated notes payable .......                  --          (2,054,710)         (3,639,433)
   Interest expense-other ........................................          (1,632,932)         (1,182,794)         (1,505,779)
   Other .........................................................               1,425             383,623              24,906
                                                                        --------------      --------------      --------------

(Loss) income before income taxes and extraordinary items ........          (3,641,090)            870,062         (50,641,743)
Benefit for income taxes .........................................                  --                  --                  --
                                                                        --------------      --------------      --------------
(Loss) income before extraordinary items .........................          (3,641,090)            870,062         (50,641,743)
Extraordinary gain on extinguishment of debt .....................           3,503,188          13,247,907             130,977
                                                                        --------------      --------------      --------------
Net (loss) income ................................................      $     (137,902)     $   14,117,969      $  (50,510,766)
                                                                        ==============      ==============      ==============

Basic and diluted (loss) earnings per common share:
   (Loss) income before extraordinary item........................      $         (.11)     $          .04      $        (3.50)

   Extraordinary gain on extinguishment of debt ..................                 .11                 .61                 .01
                                                                        --------------      --------------      --------------

   Net (loss) income .............................................      $           --      $          .65      $        (3.49)
                                                                        ==============      ==============      ==============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                  TOTAL
                                                              ADDITIONAL                                       SHAREHOLDERS'
                                                 COMMON        PAID-IN        ACCUMULATED        TREASURY         EQUITY
                                                  STOCK        CAPITAL          DEFICIT           STOCK          (DEFICIT)
                                                 -------     ------------     ------------     ------------    -------------

Balance at June 30, 1998 ...................     $ 1,374     $ 31,099,303     $(12,631,651)    $ (5,242,680)    $ 13,226,346

Receipt of stock in settlement of receivable          (7)              --               --         (182,021)        (182,028)

Issuance of stock for settlement of former
   shareholder claim .......................          30              (30)              --               --               --

Issuance of stock related to ZAG acquisition          58        1,811,192               --               --        1,811,250

Net loss ...................................          --               --      (50,510,766)              --      (50,510,766)
                                                 -------     ------------     ------------     ------------     ------------

Balance at June 30, 1999 ...................       1,455       32,910,465      (63,142,417)      (5,424,701)     (35,655,198)

Issuance of stock to Harter Financial, Inc.           20          112,480               --               --          112,500

Issuance of stock to guarantor of credit
   facility.................................         300        3,374,700               --               --        3,375,000

Issuance of stock for debt restructuring ...       1,550       21,310,950               --               --       21,312,500

Net income .................................          --               --       14,117,969               --       14,117,969
                                                 -------     ------------     ------------     ------------     ------------

Balance at June 30, 2000 ...................       3,325       57,708,595      (49,024,448)      (5,424,701)       3,262,771

Issuance of stock for debt restructuring ...         621        1,803,037               --               --        1,803,658

Net loss ...................................          --               --         (137,902)              --         (137,902)
                                                 -------     ------------     ------------     ------------     ------------

Balance at June 30, 2001 ...................     $ 3,946     $ 59,511,632     $(49,162,350)    $ (5,424,701)    $  4,928,527
                                                 =======     ============     ============     ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE YEAR ENDED JUNE 30,
                                                                                         2001            2000            1999
                                                                                     ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income .............................................................   $   (137,902)   $ 14,117,969    $(50,510,766)
   Adjustments to reconcile net (loss) income to cash (used in)
         provided by operating activities:
      Depreciation and amortization, including amortization of deferred
         loan costs ..............................................................      4,163,913       3,752,653       6,705,221
      Provision for bad debts ....................................................         50,000              --       4,656,384
      Write down of long-lived assets ............................................             --              --      11,717,073
      Provision for notes receivable .............................................             --              --       1,540,000
      Loss on disposal of subsidiaries ...........................................             --              --      15,361,292
      Amortization of discount on notes payable ..................................        109,983         258,349         254,531
      Contractual revision of previously recorded medical claims liability .......     (4,638,205)     (3,053,853)             --
      Gain on disposal of property and equipment .................................       (383,375)        (23,123)             --
      Gain on early extinguishment of debt .......................................     (3,503,188)    (13,247,907)       (130,977)
    Changes in assets and liabilities, excluding the effect of acquisitions and disposals:
      (Increase) decrease in accounts receivable .................................        (36,166)        509,558         290,226
      Decrease (increase) in prepaid expenses and other current assets ...........         62,170         (69,532)        191,644
      Increase in other receivables ..............................................        (65,660)       (431,920)       (221,092)
      Decrease in income tax receivable ..........................................             --              --       1,800,000
      Increase in intangible assets ..............................................             --              --          75,674
      (Increase) decrease in other assets ........................................         (4,604)           (962)         24,141
      Decrease in accounts payable and accrued expenses ..........................       (357,751)     (1,109,171)     (1,516,093)
      Increase (decrease) in Due to/from HMOs, net ...............................      2,029,704      (1,135,939)      3,858,831
      Increase in due to Medicare, net ...........................................        797,140         413,174       2,754,764
      Increase in accrued interest payable .......................................         11,659       2,029,043       1,776,466
                                                                                     ------------    ------------    ------------
Net cash (used in) provided by operating activities ..............................     (1,902,282)      2,008,339      (1,372,681)
                                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash proceeds from disposal of subsidiaries ...................................             --              --       5,642,216
   Cash proceeds from disposal of property and equipment .........................        451,500              --              --
   Cash paid for acquisitions ....................................................             --              --      (4,640,000)
   Property and equipment additions ..............................................       (231,339)       (227,137)       (751,708)
                                                                                     ------------    ------------    ------------
Net cash provided by (used in) investing activities ..............................        220,161        (227,137)        250,508
                                                                                     ------------    ------------    ------------

Continued on next page.

                             CONTINUCARE CORPORATION

                                                                                            FOR THE YEAR ENDED JUNE 30,
                                                                                        2001            2000            1999
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on Convertible Subordinated Notes ..................................        (350,000)       (560,000)       (720,000)
   Principal repayments under capital lease obligation .........................         (96,233)        (40,319)       (247,619)
   Payments on acquisition notes ...............................................              --              --      (1,475,000)
   Payment of deferred financing costs .........................................         (15,000)        (15,000)       (161,051)
   Payment of restructuring costs ..............................................              --        (310,792)             --
   Proceeds from Term and Revolving Notes ......................................              --              --       5,000,000
   Repayment of Term and Revolving Notes .......................................        (150,000)     (1,064,255)     (3,935,745)
   Net increase in Credit Facility .............................................         500,000              --              --
   Advances from HMOs ..........................................................       1,450,000              --              --
   Payments on advances from HMOs ..............................................      (1,000,000)             --              --
   Repayments to Medicare per agreement ........................................        (666,704)       (440,373)     (1,736,579)
   Proceeds from note repayment ................................................              --              --         147,520
                                                                                    ------------    ------------    ------------
Net cash used in financing activities ..........................................        (327,937)     (2,430,739)     (3,128,474)
                                                                                    ------------    ------------    ------------
Net decrease in cash and cash equivalents ......................................      (2,010,058)       (649,537)     (4,250,647)
Cash and cash equivalents at beginning of fiscal year ..........................       2,535,540       3,185,077       7,435,724
                                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of fiscal year ................................    $    525,482    $  2,535,540    $  3,185,077
                                                                                    ============    ============    ============

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Notes payable issued for acquisitions ..........................................    $         --    $         --    $  5,819,411
                                                                                    ============    ============    ============

Receipt of stock in settlement of receivable ...................................    $         --    $         --    $    182,028
                                                                                    ============    ============    ============

Stock issued in ZAG acquisition ................................................    $         --    $         --    $  1,811,250
                                                                                    ============    ============    ============

Stock issued for deferred financing costs ......................................    $         --    $  3,375,000    $         --
                                                                                    ============    ============    ============

Stock issued for extinguishment of debt ........................................    $  1,803,658    $ 21,312,500    $         --
                                                                                    ============    ============    ============

Note payable issued for refunds due to Medicare for overpayments ...............    $    370,622    $    642,005    $         --
                                                                                    ============    ============    ============

Purchase of furniture and fixtures with proceeds of capital lease obligations ..    $    127,428    $    181,484    $         --
                                                                                    ============    ============    ============

Cash paid for interest .........................................................    $    580,665    $    106,534    $  2,125,895
                                                                                    ============    ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             CONTINUCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Continucare Corporation ("Continucare" or the "Company"), which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home health care services in Florida. Continucare's predecessor, Zanart Entertainment, Incorporated ("Zanart") was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the "Merger"). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of June 30, 2001 the Company operated, owned and/or managed: (i) fifteen staff model clinics in South and Central Florida; an Independent Practice Association with 28 physicians; and four Home Health agencies. For Fiscal 2001 approximately 60% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc. ("Humana") and 36% of net medical services revenue was derived from managed care contracts with Foundation Health Corporation ("Foundation"). (Foundation and Humana may hereinafter be collectively referred to as "the HMOs".) For Fiscal 2000 approximately 57% of net medical services revenue was derived from managed care contracts with Humana and 39% of net medical services revenue was derived from managed care contracts with Foundation. For Fiscal 1999 approximately 34% of net medical services revenue was derived from managed care contracts with Humana and 51% of net medical services revenue was derived from managed care contracts with Foundation.

Throughout Fiscal 1999 the Company experienced adverse business operations, recurring operating losses, negative cash flow from operations, and significant working capital deficiencies. Furthermore, as discussed below and further in
Note 6, the Company was unable to make the interest payments due April 30, 1999 and October 31, 1999 on the Company's Convertible Subordinated Notes Payable due 2002 (the "Notes"). The Company's operating difficulties were in large part due to the underperformance of various entities which were acquired in fiscal years 1999, 1998 and 1997, the inability to effectively integrate and realize increased profitability through anticipated economies of scale with these acquisitions, as well as reductions in reimbursement rates under the Balanced Budget Act of 1997.

To strengthen the Company financially, during Fiscal 1999 the Company began a business rationalization program (the "Business Rationalization Program") to divest itself of certain unprofitable operations and to close other underperforming subsidiary divisions, and a financial restructuring program (the "Financial Restructuring Program") to strengthen its financial condition and performance. In connection with the implementation of its Business Rationalization Program, the Company sold or closed its Outpatient Rehabilitation subsidiary, its Diagnostic Imaging subsidiary and Specialty Physician Practice subsidiary. These divestitures generated net cash proceeds of approximately $5,642,000 (after the payment of transaction costs and other employee-related costs). The rationalization liability associated with these divestitures was approximately $749,000 at June 30, 2001. Other than payments totally approximately $2,100, there were no changes in the rationalization liability during Fiscal 2001. The Business Rationalization Program has assisted management with the commencement and implementation of its Financial Restructuring Program and has allowed the Company to focus its resources on a core business model.

As a result of the Financial Restructuring Program, in Fiscal 2000, the Company instituted a series of measures intended to reduce losses and to operate the remaining acquired businesses profitably. Furthermore, as discussed in Note 6, in Fiscal 2000, the Company completed a restructuring of its Notes.

During Fiscal 2001, the Company began to experience a deterioration in its claim loss ratio, resulting in operating losses, negative cash flow from operations and a significant working capital deficiency. Changes in the claims loss ratio are due to fluctuations in utilization, the timing of claims paid by the HMOs on the Company's behalf, as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs. Furthermore, and as discussed in Note 6, the Company did not make the April 30, 2001 interest payment on the

                             CONTINUCARE CORPORATION

NOTE 1 - GENERAL (CONTINUED)

Notes and began negotiations with the noteholders to restructure the outstanding Notes. On June 30, 2001, the Company completed a second restructuring of the Notes.

The financial statements of the Company have been prepared assuming that it will continue as a going concern. The Company believes that it will be able to fund its capital commitments, operating cash requirements and satisfy its obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and advantageous HMO benefit changes and the Company's credit facility (see Note 9). However, there can be no assurances that theses sources of funds will be sufficient to fund operations and satisfy its obligations as they become due.

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

Accounts Receivable--Accounts receivable result primarily from medical services provided to patients on a fee-for-service basis and on a capitated basis. Fee-for-service amounts are paid by government sponsored health care programs (primarily Medicare and Medicaid), insurance companies, self-insured employers and patients.

Accounts receivable include an allowance for contractual adjustments, charity and other adjustments. Contractual adjustments result from differences between the rates charged for the service performed and amounts reimbursed under government sponsored health care programs and insurance contracts. Charity and other adjustments, which were immaterial for the years ended June 30, 2001, 2000, and 1999, represent services provided to patients for which fees are not expected to be collected at the time the service is provided. Accounts receivable are also presented net of intermediary final settlement adjustments.

Equipment, Furniture and Leasehold Improvements--Equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the underlying assets' useful lives or the term of the lease, whichever is shorter. Repairs and maintenance costs are expensed as incurred. Improvements and replacements are capitalized.

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

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill                                                   $  7,724,000
         Identifiable intangibles:
              Contract rights                                          3,159,000
              Other, including assembled workforce and tradenames        564,000
         Other                                                           270,000
                                                                    ------------
                                                                    $ 11,717,000
                                                                    ============

No such adjustment was required at June 30, 2001 or 2000.

Deferred Financing Costs--Expenses incurred in connection with the credit facility and the guarantee related to the New Credit Facility have been deferred and are being amortized using the interest method over the life of the facility and the guarantee. (See Note 7.)

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

         Convertible subordinated notes payable--The fair value was approximately $1,135,000 and $948,000 at June 30, 2001 and 2000,
         respectively, based on the market value of the Company's common stock.

         Related party note payable--The fair value was approximately $265,000 at June 30, 2001 based on the market value of the Company's common stock.

         Long-term debt and capital lease obligations--The carrying value at June 30, 2001 and 2000 approximates fair value based on the terms of the obligations. The Company has imputed interest on non-interest bearing debt using an incremental borrowing rate of 8%.

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

Business Segments--The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" during Fiscal 1999. The Company has concluded that it operates in one segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida.

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

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

No such adjustment was required at June 30, 2001 or 2000.

Deferred Financing Costs--Expenses incurred in connection with the credit facility and the guarantee related to the New Credit Facility have been deferred and are being amortized using the interest method over the life of the facility and the guarantee. (See Note 7.)

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

         Convertible subordinated notes payable--The fair value was approximately $1,135,000 and $948,000 at June 30, 2001 and 2000,
         respectively, based on the market value of the Company's common stock.

         Related party note payable--The fair value was approximately $265,000 at June 30, 2001 based on the market value of the Company's common stock.

         Long-term debt and capital lease obligations--The carrying value at June 30, 2001 and 2000 approximates fair value based on the terms of the obligations. The Company has imputed interest on non-interest bearing debt using an incremental borrowing rate of 8%.

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

Business Segments--The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" during Fiscal 1999. The Company has concluded that it operates in one segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida.

Revenue--The Company's health care providers provide service to patients on either a fee for service arrangement or under a fixed monthly fee arrangement with HMOs or through contracts directly with the payor. Revenue is recorded in the period services are rendered as determined by the respective contract.

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fee for service arrangements, which accounted for 11% of medical services net revenue in Fiscal 1999, required the Company to assume the financial risks relating to payor mix and reimbursement rates. The Company received reimbursement for these services under either the Medicare or Medicaid programs or payments from the individual, insurers, self-funded benefit plans or third-party payors. The Company was paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, or discounts from established charges. Revenue was recorded as an estimated amount, net of contractual allowances. These accounts, which were unsecured, have longer collection periods than capitated fee contracts and required the Company to bear the credit risk of uninsured individuals. The contribution from fee for service revenue for Fiscal 2001 and 2000 was insignificant, primarily as a result of the closing and sale of certain subsidiaries in Fiscal 1999.

Under the Company's contracts with Humana and Foundation, the Company receives a fixed, monthly fee from the HMOs for each covered life in exchange for assuming responsibility for the provision of medical services. Total medical services net revenue related to Foundation approximated 36%, 39% and 51% for Fiscal 2001, 2000 and 1999, respectively. Total medical services net revenue relating to Humana approximated 60%, 57% and 34% for Fiscal 2001, 2000 and 1999, respectively. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided.

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid healthcare services with HMOs. No contracts are considered loss contracts at June 30, 2001 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

Approximately 4% of the Company's medical services net revenue in Fiscal 1999 was earned through contracts, which are directly between the payor (i.e., hospital), and the Company. These contracts provide for payments to the Company based upon a fixed percentage of the hospital's charges related to the services provided by the Company to patients of the hospital. The contribution from contracts in Fiscal 2001 and 2000 was insignificant, primarily as a result of the Business Rationalization Program and the divestiture of the Outpatient Rehabilitation Subsidiary in Fiscal 1999.

Through September 30, 2000, certain of the Company's services to Medicare beneficiaries were paid based on a reasonable cost methodology. The Company was reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the payor. Changes in the estimated settlements recorded by the Company may be adjusted in future periods as final settlements are determined.

Since October 1, 2000, the Company's home health services have been paid under a prospective payment system administered by the Medicare program ("PPS"). Under this program, the Company is paid a predetermined fee for services provided to patients for every 60-day period for which care is rendered.

Revenue from the Medicare and Medicaid programs, accounted for approximately 4%, 4% and 6% of the Company's net medical service revenue for the years ended June 30, 2001, 2000, and 1999, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

Derivative Instruments and Hedging Activities--In Fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In Fiscal 2001, the Company did not have any derivative instruments and had not entered into any hedging activities as defined in SFAS No. 133.

Recent Accounting Pronouncements--In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

                             CONTINUCARE CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 will be effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in fiscal years beginning after December 15, 2001 but may elect to early adopt.

The Company will apply the new rules for accounting for goodwill and other intangible assets beginning July 1, 2001. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in pretax income of approximately $944,000 per year. During Fiscal 2002, the Company will perform the first of the required impairment tests of goodwill as of September 30, 2001 and has not yet determined what the effect of this test will be on the results of operations or the financial position of the Company.

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

In connection with the purchase of AARDS, the Company entered into a management agreement with ZAG Group, Inc. ("ZAG"), an entity controlled by Jay Ziskind, Ken Arvin and Dr. Norman Gaylis. The management agreement, among other things, provided for ZAG to perform certain services in exchange for specified compensation. In addition, the Company entered into a put/call agreement with ZAG, which allowed each of the parties to require the other party, after a two-year period, to either sell or purchase all the issued and outstanding capital stock of ZAG for a specified price to be paid in a combination of cash and common stock of the Company. In September 1998, the Company paid approximately $2,000,000 to ZAG in connection with an Agreement and Plan of Merger executed between the Company and ZAG which effectively canceled the put/call agreement. Cash of $115,000 was paid and the remaining $1,885,000 was paid by issuing 575,000 unregistered shares of the Company's common stock with a fair market value of approximately $1,600,000 on the date of issuance. However, because the common stock issued did not have an aggregate fair market value of approximately $1,885,000 on October 15, 1999, the agreement and plan of merger provided that the Company would pay additional cash consideration or issue additional shares of its

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED)

common stock so that the aggregate value of the stock issued is approximately $1,885,000. Additional consideration of approximately $1,600,000 in cash or approximately 2,388,000 shares of the Company's common stock (based on the September 17, 2001 market price) would have to be issued. At this time no additional payment has been made to ZAG.

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
                                                              ----------
                                                              $4,152,000
                                                              ==========

Net patient revenue and net operating loss (prior to recording the loss on disposal) were approximately $1,900,000 and $2,000,000, respectively, for the year ended June 30, 1999. Approximately 60 employees were terminated as a result of the sale. Neither severance nor any other significant exit costs were incurred as a result of the sale. The operating lease accrual includes several leases requiring monthly payments through 2007. Through June 30, 2001 approximately $43,600 of this liability had been paid.

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

On April 8, 1999, the Company sold substantially all the assets of RMS to Kessler Rehabilitation of Florida, Inc. ("Kessler") for $5,500,000 in cash and the assumption of certain liabilities. The Company recorded a loss on sale of approximately $6,800,000, which consisted of the following:

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED)

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

                             CONTINUCARE CORPORATION

NOTE 3 - BUSINESS COMBINATIONS AND DISPOSALS (CONTINUED)

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

                                                              YEAR ENDED JUNE 30,
                                              ---------------------------------------------------
                                                   2001               2000               1999
                                              -------------      -------------      -------------
                                                                  (Unaudited)

Total revenues .........................      $ 112,607,916      $ 116,582,895      $ 161,039,157
                                              =============      =============      =============

Net income (loss) ......................      $    (137,902)     $  14,117,969      $ (27,571,235)
                                              =============      =============      =============

Basic and diluted income (loss) per
  common share .........................      $          --      $         .65      $       (1.91)

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

                             CONTINUCARE CORPORATION

NOTE 4 - NOTES RECEIVABLE (CONTINUED)

While the Company had determined that these notes receivable were impaired and had recorded an allowance in prior years, during Fiscal 1999, the Company increased its reserve on these notes for the remaining balance of $1,600,000. This was determined to be necessary because, despite collecting payments of $104,000 on one note in early Fiscal 1999 and the issuance of demand notices to seek reimbursement, the Company has been unsuccessful in its collection efforts. The Company did not receive any payments during Fiscal 2001 or 2000. The balance of the notes at June 30, 2000 and 2001, net of the allowance, is $0. The Company will apply all future payments, if any, to principal with interest being recognized on a cash basis after all principal has been paid.

During Fiscal 1999 the Company accepted $29,700 in cash and 66,192 shares of the Company's common stock in full satisfaction of a $340,000 receivable from a former employee of the Company and a promissory note due from the same former employee of $46,750. The shares were valued at $2.75 per share and are included in treasury stock at June 30, 2001 and 2000.

NOTE 5 - EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:


                                                                   JUNE 30,                ESTIMATED
                                                        ------------------------------    USEFUL LIVES
                                                            2001              2000         (IN YEARS)
                                                        ------------      ------------    ------------

Furniture, fixtures and equipment ................      $  2,329,241      $  2,178,457         3-5
Furniture and equipment under capital lease ......           316,470           189,173          5
Vehicles .........................................             2,184             2,184          5
Leasehold improvements ...........................            94,627           178,897          5
                                                        ------------      ------------
                                                           2,742,522         2,548,711
Less accumulated depreciation ....................        (2,039,028)       (1,667,838)
                                                        ------------      ------------
                                                        $    703,494      $    880,873
                                                        ============      ============

Depreciation expense for the years ended June 30, 2001, 2000 and 1999 was $467,148, $491,276 and $1,481,439, respectively. Accumulated amortization for assets recorded under capital lease agreements was approximately $116,000 at June 30, 2001. Amortization of assets recorded under capital lease agreements was approximately $91,000 at June 30, 2001, and is included in depreciation expense.

In connection with its acquisitions, the Company entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over 5 years and the Company has used incremental borrowing rates ranging from 9% to 35% per annum. In addition, the Company had entered into capital leases which, in conjunction with its various business disposals (see Note 3) in Fiscal 1999, were canceled or transferred to the purchasers of those businesses.

Future minimum lease payments under all capital leases are as follows:

                             CONTINUCARE CORPORATION

NOTE 5 - EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS (CONTINUED)

For the year ending June 30,
   2002..............................................   $ 165,542
   2003..............................................      87,352
   2004..............................................      14,316
   2005..............................................       1,060
                                                        ---------
                                                          268,270
   Less amount representing imputed interest.........      18,581
                                                        ---------
   Present value of obligations under capital lease..     249,689
   Less current portion..............................     149,915
                                                        ---------
   Long-term capital lease obligations...............   $  99,774
                                                        =========

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTE PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable (the "Notes") due on October 31, 2002. As described below, through a series of repurchases and restructurings in Fiscal 2001 and 2000, the outstanding principal balance of the Notes at June 30, 2001 was approximately $3,913,000.

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

On April 30, 1999 (the "April 1999 Default Date"), the Company defaulted on its semi-annual payment of interest on the outstanding Notes. On the April 1999 Default Date, the outstanding principal balance of the Notes was $45,000,000 and the related accrued interest was approximately $1,800,000.

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

On October 31, 1999 (the "October 1999 Default Date"), the Company defaulted on its semi-annual payment of interest on the outstanding Notes. On the October 1999 Default Date, the outstanding principal balance of the Notes was $41,000,000 and the related accrued interest was approximately $3,300,000.

The Company completed a restructuring of the Notes and executed a Consent Letter and Agreement to the First Supplemental Indenture (the "Fiscal 2000 Restructuring"). The Fiscal 2000 Restructuring was approved by the shareholders on February 14, 2000. The following occurred as a result of the Fiscal 2000
Restructuring: (a) $31,000,000 of the outstanding principal of the Notes was converted, on a pro rata basis, into the Company's common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest which had accrued on the Notes through October 31, 1999 was forgiven (approximately $3,300,000); (c)

                             CONTINUCARE CORPORATION

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTE PAYABLE (CONTINUED)

interest which accrued from November 1, 1999 through the date of the Fiscal 2000 Restructuring (February 15, 2000) on the $31,000,000 which was converted into 15,500,000 shares of the Company's common stock was forgiven; (d) the interest payment default on the remaining $10,000,000 principal balance of the Notes was waived and the debentures were reinstated on the Company's books and records as a performing non-defaulted loan (the "Reinstated Subordinated Debentures"); (e) the Reinstated Subordinated Debentures bear interest at the rate of 7% per annum commencing November 1, 1999; and (f) the conversion rate for the Reinstated Subordinated Debentures for the period commencing November 1, 2000 to maturity will be $2.00. The Fiscal 2000 Restructuring also required the Company to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to guarantee the bank credit facility for the Company (see
Note 7 below).

As a result of the Fiscal 2000 Restructuring, the Company recognized a gain of approximately $9,472,000, net of restructuring costs. The gain consists of the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of the Company's stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," ("SFAS No. 15") the balance of the outstanding Notes on the balance sheet of $11,750,000 at June 30, 2000, includes interest accrued through June 30, 2000 of $116,667 and the remaining interest of $1,633,333 which will be payable in semi-annual payments through October 31, 2002.

On April 30, 2001 (the "April 2001 Default Date"), the Company defaulted on its semi-annual payment of interest on the outstanding Notes. On the April 2001 Default Date, the outstanding principal balance of the Notes was $10,000,000 and the related accrued interest was approximately $300,000.

Effective June 30, 2001, the Company completed a second restructuring of the Notes (the "Fiscal 2001 Restructuring"). In a private transaction with certain noteholders, Frost Nevada Limited Partnership ("Frost Nevada"), an entity controlled by Dr. Phillip Frost, Vice Chairman of the Company's board of directors, purchased Notes in the principal amount of $6,219,511 (the "Purchased Debt") and 9,640,244 shares of our common stock (the "Purchased Shares"). Frost Nevada immediately exchanged the Purchased debt for (i) 6,219,511 shares of our common stock and (ii) a new note (the "Related Party Note") in the principal amount of $912,195. The Related Party Note, which bears interest at 7%, payable semi-annually, is convertible into shares of common stock at a conversion price of $1.00 and matures October 31, 2005.

Also as part of the Fiscal 2001 Restructuring, holders of the remaining $3,800,000 of outstanding Notes have agreed to restructure various terms of the Notes, which include, among other things, the following: (i) adding interest of $132,317 which accrued through April 30, 2001 to the outstanding principal balance; (ii) extending the maturity date through October 2005; (iii) reducing the conversion rate from $2.00 to $1.00; (iv) providing for quarterly interest payments; (v) adding a call provision if the outstanding common stock trades at or above $2.50 per share for twenty trading days and if the common stock trades an average of at least 100,000 shares per week for a four week period; and (vi) curing all prior defaults under the Notes.

As a result of the Fiscal 2001 Restructuring, the Company recognized a gain of approximately $3,503,000. The gain consists of the conversion of $6,219,511 of the outstanding principal balance into 6,219,511 shares of common stock, which were valued at approximately $1,804,000 based on the closing price of the Company's stock on June

                             CONTINUCARE CORPORATION

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTE PAYABLE (CONTINUED)

29, 2001, the recording of approximately $595,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the new maturity date of October 31, 2005, the recording of the Related Party Note in the amount of $912,195 and the recording of approximately $277,000 of interest which will accrue on the Related Party Note.

In accordance with SFAS No. 15, the balance of the outstanding Notes on the balance sheet of $4,904,260 at June 30, 2001, includes interest accrued through June 30, 2001 of $45,649 and the remaining interest of $945,805 which will be payable in quarterly payments through October 31, 2005. The balance of the Related Party Note on the balance sheet of $1,188,894 at June 30, 2001, also recorded in accordance with SFAS No. 15, includes interest of $276,699 which will be payable in semi-annual payments through the maturity date of October 31, 2005.

Scheduled payments on the Notes and the Related Party Note are as follows:

                PRINCIPAL       INTEREST         TOTAL
               -----------     ----------     ----------

Fiscal 2002                    $  327,107     $  327,107
Fiscal 2003                       337,750        337,750
Fiscal 2004    $ 1,148,000        297,570      1,445,570
Fiscal 2005      1,148,000        222,531      1,370,531
Fiscal 2006      2,529,001         83,195      2,612,196
               -----------     ----------     ----------

               $ 4,825,001     $1,268,153     $6,093,154
               ===========     ==========     ==========

NOTE 7 - CREDIT FACILITY AND LONG-TERM DEBT

The following long-term debt was outstanding as of June 30, 2001 and 2000.

                                               2001             2000
                                            ---------------------------

         Contract Modification Note....     $3,816,728       $3,856,745
         Acquisition Liability.........        500,000        1,500,000
         Credit Facility...............        500,000               --
         Other Outstanding Notes.......      1,647,052        1,943,134
                                            ---------------------------
                                             6,463,780        7,299,879
         Less Current Portion..........      5,452,076        2,276,635
                                            ---------------------------

         Long-Term.....................     $1,011,704       $5,023,244
                                            ===========================

Contract Modification Note--Effective August 1, 1998, the Company entered into two amendments to its professional provider agreements with an HMO. The amendments, among other things, extended the term of the original agreement from six to ten years and increased the percentage of Medicare premiums received by the Company effective January 1, 1999. In exchange for the amendments, the Company signed a $4,000,000 non-interest bearing promissory note with the HMO of which $1,000,000 was to be paid over the 12 months commencing January 1999 and the remaining $3,000,000 over the ensuing 24 months. The note was recorded net of imputed interest. The $4,000,000 cost, net of imputed interest calculated at 8%, or approximately $500,000, is included in other intangible assets on the accompanying consolidated balance sheet and is being amortized over 9.6 years, the remaining term of the contract.

                             CONTINUCARE CORPORATION

NOTE 7 - CREDIT FACILITY AND LONG-TERM DEBT (CONTINUED)

On September 27, 2000, the Company entered into an agreement to amend the repayment terms. This agreement modified the repayment terms as follows: (a) commencing on October 1, 2000 and through September 1, 2001, the Company would make monthly payments of $30,000; (b) on October 1, 2001, the Company would make a single payment of $640,000; and (c) commencing on November 1, 2001 through October 1, 2002, the Company would make monthly payments of $250,000. Accordingly, at June 30, 2000 approximately $270,000 was classified as a current obligation in the accompanying consolidated balance sheet. At June 30, 2001, the Company is currently not in compliance with the amended repayment terms, and the outstanding balance of approximately $3,817,000 has been classified as a current liability in the accompanying consolidated balance sheet. The Company is currently in the process of renegotiating the terms of this contract modification note. However, there can be no assurances that an agreement can be reached.

Acquisition Liability--In August 1998, the Company, through its Continucare Managed Care Subsidiary, purchased professional provider contracts with approximately 30 physicians from an unrelated entity. The total purchase price was approximately $6,700,000 of which $4,200,000 was paid in cash at closing and the remaining $2,500,000 is payable in equal monthly installments over the ensuing 24 months. The liability is non-interest bearing. The Company imputed interest at 8%. The Company has repaid $625,000. The purchase price was included in other intangible assets on the accompanying consolidated balance sheet and was being amortized over 10 years, the term of the contracts. However, later in Fiscal 1999 management determined that these assets were impaired, as discussed in Note 2, and the unamortized balance was written-off.

Effective December 31, 1999, the Company negotiated an amendment to its contract with an HMO (the "2000 Amendment"). The 2000 Amendment reduced the Company's prior medical claims and long-term debt liabilities as of May 31, 1999 to $1,500,000. The 2000 Amendment also required the Company to remit to the HMO any reinsurance proceeds received for claims generated from the HMO's members for the period June 1, 1998 through August 31, 1999 up to a maximum of $1,327,400. As a result of the 2000 Amendment, the Company recorded a contractual revision of previously recorded medical claims liability of approximately $3,054,000. The 2000 Amendment resulted in the reduction of medical claims payable by approximately $2,703,000 and the reduction of long-term debt by approximately $351,000. Under the 2000 Amendment, the outstanding balance of $1,500,000 was to be repaid from future surpluses generated by the IPA.

Effective March 31, 2001, the Company negotiated another amendment to its contract with an HMO (the "2001 Amendment"). The 2001 Amendment reduced the long-term debt liability to the HMO by $1,000,000 and eliminated the medical claims liability incurred by the IPA through March 31, 2001. As a result of the 2001 Amendment, the Company recorded a contractual revision of previously recorded medical claims and other of approximately $4,638,000.

Credit Facility--In August 1998, the Company entered into a credit facility with First Union Bank (the "1998 Credit Facility"). The 1998 Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of its Rehabilitation Subsidiary to reduce the outstanding balance of the 1998 Credit Facility. In connection with the payment, the Company entered into an amendment to the 1998 Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. The Company obtained a waiver which extended the due date on the remaining balance to February 1, 2000 and repaid the remaining outstanding balance on January 31, 2000.

                             CONTINUCARE CORPORATION

NOTE 7 - CREDIT FACILITY AND LONG-TERM DEBT (CONTINUED)

In conjunction with the Fiscal 2000 Restructuring, the Company executed a credit facility agreement (the "Credit Facility"). The Credit Facility provides a revolving loan of $3,000,000. The Credit Facility is due March 31, 2002 with annual renewable options, with interest payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 3.75% at June 30, 2001. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by a board member and an entity controlled by a board member. In consideration for providing the guarantees, the Company issued 3,000,000 shares of the Company's common stock. These shares, which were valued at $3,375,000 based on the closing price of the Company's common stock on February 11, 2000 when the guarantees were granted, have been recorded as a deferred financing cost which is being amortized over the term of the guarantee, which expires October 31, 2002. At June 30, 2001, the outstanding balance of the Credit Facility was $500,000.

Other Outstanding Notes--In conjunction with the operation of its Home Health Division, the Company has entered into twelve (12) repayment agreements (the "Repayment Agreements") with a governmental agency. These Repayments Agreements resulted from various overpayments received by the Company for expenses that were expected to be generated in conjunction with home health patient care activities. Five of the twelve Repayment Agreements are non-interest bearing and have maturity dates in Fiscal 2003 and Fiscal 2004. Seven of the twelve Repayment Agreements have interest rates ranging from 13.250% to 13.875% and have maturity dates ranging from Fiscal 2003 to Fiscal 2005.

Scheduled payments on the Credit Facility and long-term debt are as follows:

                  Fiscal 2002       $ 5,452,076
                  Fiscal 2003           640,622
                  Fiscal 2004           350,379
                  Fiscal 2005            20,703
                                    -----------

                                    $ 6,463,780
                                    ===========

NOTE 8 - EARNINGS PER SHARE

The following table sets forth share and common share equivalents used in the computation of basic and diluted earnings per share:

                                                                           YEAR ENDED JUNE 30,
                                                                 2001              2000              1999
                                                             ------------      ------------      ------------

Numerator for basic and dilutive earnings per share
  (Loss) income before extraordinary items ............      $ (3,641,090)     $    870,062      $(50,641,743)
  Extraordinary gain or extinguishment of debt ........         3,503,188        13,247,907           130,977
                                                             ------------      ------------      ------------
  Net (loss) income ...................................      $   (137,902)     $ 14,117,969      $(50,510,766)
                                                             ============      ============      ============

Denominator for basic and diluted earnings (loss)
  Per share-weighted average shares ...................        33,257,130        21,587,086        14,451,493
                                                             ============      ============      ============

                             CONTINUCARE CORPORATION

NOTE 8 - EARNINGS PER SHARE (CONTINUED)

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

During Fiscal 1999, the Company rented various medical facilities and equipment from corporations owned by physician employees of the Company. General and administrative expense for year ended June 30, 1999 included approximately $186,000 under these lease agreements. The subsidiaries which leased these facilities and equipment were disposed of in Fiscal 1999, and, therefore, there were no such expenses during Fiscal 2001 or 2000.

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

In connection with the Fiscal 2000 Restructuring of the Notes which occurred in February 2000, the Company was required to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to guarantee the bank credit facility for the Company. The Company obtained such a bank credit facility and obtained personal guarantees from a board member and an entity controlled by a board member. In consideration for providing the guarantees, the Company issued an aggregate of 3,000,000 shares of the Company's common stock to the guarantors. These shares were valued at $3,375,000 based on the closing price of the Company's stock on February 11, 2000 when the original guarantees were granted.

On May 29, 2001, the Company granted 1,000 fully vested stock options with an exercise price of $.32 to one of the Company's directors for consulting services provided. The stock options expire on May 29, 2011.

In connection with the Fiscal 2001 Restructuring of the Notes which occurred in June 2001, the Company issued 6,219,511 shares of the Company's common stock to Frost Nevada, an entity controlled by Dr. Phillip Frost, a director of the Company, and issued a new note in the principal amount of $912,195 bearing interest at 7%, payable semi-annually, which matures in October 2005.

Effective July 31, 2001, Frost Nevada sold approximately 13% of the Purchased Shares, 13% of the shares of common stock issued upon the conversion of the Purchased Debt and transferred 13% of the Related Party Note in a private transaction to a group of six investors. Mr. Angel, the Company's president and chief executive officer, and an entity controlled by Mr. Angel comprise 40% of this investor group.

                             CONTINUCARE CORPORATION

NOTE 10 - STOCK OPTION PLAN AND WARRANTS

In January 1999, the Company's shareholders approved an amendment to the Company's Amended and Restated 1995 Stock Option Plan (the "1995 Stock Option Plan") to increase the authorized shares for issuance upon the exercise of stock options from 1,750,000 to 2,400,000 and to cover employees, directors, independent contractors and consultants of the Company. Under the terms of the Stock Option Plan, the options expire 10 years after the date of the grant.

In December 2000, the Company's shareholders approved the Amended and Restated Continucare Corporation 2000 Stock Option Plan (the "2000 Stock Option Plan") to increase the authorized shares for issuance upon the exercise of stock options from 3,000,000 to 4,000,000 and to cover employees, directors, independent contractors and consultants of the Company. Under the terms of the Stock Option Plan, the options expire 10 years after the date of the grant.

Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.61%, 5.85% and 5.25%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 90.8%, 82.5% and 66.4%, and a weighted-average expected life of the options of 10, 10 and 10.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                              YEAR ENDED JUNE 30,
                                                     2001          2000           1999
                                                  ----------    -----------   ------------

Pro forma net (loss) income.....................  $ (137,902)   $13,326,315   $(52,046,336)
Basic and diluted pro forma net income (loss)
  per share....................................   $       --    $       .62   $      (3.60)

The following table summarizes information related to the Company's stock option activity for the years ended June 30, 2001, 2000 and 1999:

                             CONTINUCARE CORPORATION

NOTE 10 - STOCK OPTION PLAN AND WARRANTS (CONTINUED)

                                                                             YEAR ENDED JUNE 30,
                                                 ----------------------------------------------------------------------------
                                                          2001                       2000                       1999
                                                 ----------------------     ----------------------     ----------------------
                                                               WEIGHTED                   WEIGHTED                   WEIGHTED
                                                               AVERAGE                    AVERAGE                    AVERAGE
                                                   NUMBER      EXERCISE       NUMBER      EXERCISE       NUMBER      EXERCISE
                                                 OF SHARES       PRICE      OF SHARES       PRICE      OF SHARES       PRICE
                                                 ----------    --------     ----------    --------     ----------    --------

Outstanding at beginning of the year ......         494,000      $5.44       1,138,500      $5.58       1,388,500      $5.45
Granted ...................................       2,611,000        .69          25,000       2.00         562,500       5.90
Forfeited .................................        (108,250)      5.48        (669,500)      5.54        (812,500)      5.58
                                                 ----------                 ----------                 ----------
Outstanding at end of the year ............       2,996,750                    494,000                  1,138,500
                                                 ==========                 ==========                 ==========

Exercisable at end of the year ............       1,595,000                    464,000                    847,085
                                                 ==========                 ==========                 ==========
Weighted average fair value of options
  granted during the year .................      $      .61                 $      .30                 $     4.18
                                                 ==========                 ==========                 ==========

The following table summarizes information about the options outstanding at June 30, 2001:

                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
    RANGE      -----------------------------------------------------------------------------------
     OF                        WEIGHTED AVERAGE
  EXERCISE     OUTSTANDING AT      REMAINING     WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
   PRICES      JUNE 30, 2001   CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------------------------------------------------------------------------------------------------

$5.125-$7.25       369,000           6.21             $5.56            369,000          $5.56
   $2.00            25,000           8.18              2.00             25,000           2.00
 $.32-$.69       2,602,750           9.01               .69          1,200,000            .69

In connection with the sale of the Notes in Fiscal 1998 (see Note 6), the Company issued warrants to purchase 200,000 shares of the Company's common stock with exercise prices ranging from $8.00 to $12.50 per share as a placement fee. The fair market value of the warrants at date of issuance was $775,000. This amount was being amortized, using the interest method, over the life of the Notes. However, in connection with the Fiscal 2000 Restructuring, the remaining unamortized balance was written off and is included in the extraordinary gain for the year ended June 30, 2000. During Fiscal 1998, warrants to purchase 250,000 shares of common stock at $3.15 per share were exercised. The Company has 760,000 warrants outstanding at June 30, 2001 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.

Shares of common stock have been reserved for future issuance at June 30, 2001 as follows:

                  Convertible subordinated notes.......       3,780,489
                  Convertible related party note.......         912,195
                  Warrants.............................         760,000
                  Stock Options........................       2,996,750
                                                             ----------
                  Total................................       8,449,434
                                                             ==========

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

                             CONTINUCARE CORPORATION

NOTE 11 - INCOME TAXES (CONTINUED)

There is no provision or benefit for income taxes for the years ended June 30, 2001, 2000 and 1999 as the Company has substantial tax assets, described more fully below, which have not been recognized as it is more likely than not that they will not be realized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                                                    JUNE 30,
                                                                  2001                2000                1999
                                                              ----------------------------------------------------
         Deferred tax assets:
            Bad debt and notes receivable reserve ....        $  4,579,119        $  4,817,719        $  4,065,794
            Depreciable/amortizable assets ...........             386,686             577,136             762,486
            Alternative minimum tax credit ...........             111,973             111,973             111,973
            Other ....................................           1,013,159           1,127,065             454,379
            Impairment charge ........................           2,660,663           3,285,430           3,540,577
            Capital loss carryover ...................             200,261             200,261
            Net operating loss carryforward ..........           2,195,114           2,522,780           8,036,027
                                                              ----------------------------------------------------
            Deferred tax assets ......................          11,146,975          12,642,364          16,971,236
         Deferred tax liabilities:
            Other ....................................             (40,211)            (23,126)            (23,126)
            Valuation allowance ......................         (11,106,764)        (12,619,238)        (16,948,110)
                                                              ----------------------------------------------------
            Deferred tax liabilities .................         (11,146,975)        (12,642,364)        (16,971,236)
                                                              ----------------------------------------------------

         Net deferred tax (liability) asset ..........        $         --        $         --        $         --
                                                              ====================================================

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of $11,106,764, $12,619,238 and $16,948,110 is necessary at June 30, 2001, 2000 and 1999, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period was approximately $1,512,000 for the year ended June 30, 2001. At June 30, 2001, the Company had available net operating loss carryforwards of $5,833,414, which expire in 2013 through 2020.

For financial reporting purposes, the Company reported a gain of $13,247,907 for the year ended June 30, 2000, resulting from the forgiveness of indebtedness relating to debt restructuring. Pursuant to Section 108 of the Internal Revenue Code, the Company believes that this gain is excluded from income taxation and certain tax attributes (i.e. net operating losses) of the Company are being reduced by the amount of such debt forgiveness. As a result, the Company's net operating loss carryforwards have been reduced by an amount representing the Company's discharge of indebtedness income.

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate for the years ended June 30, 2001, 2000 and 1999 is as follows:

                                                                     2001         2000         1999
                                                                    --------------------------------

Statutory federal rate .....................................         (34.0)%       34.0%       (34.0)%
State income taxes, net of federal income tax benefit ......          7.37        (0.89)        (2.6)
Goodwill and other non-deductible items ....................        103.04         0.84         10.1
Change in valuation allowance ..............................        (76.41)      (30.66)        24.2
Other ......................................................            --        (3.29)         2.3
                                                                    --------------------------------
Effective (benefit) tax rate ...............................             0%           0%           0%
                                                                    ================================

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

Under the 401(k) Plan, new employees who are at least eighteen (18) years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to reduce their compensation by the lesser of 16% of their annual compensation or the statutorily prescribed annual limit of $10,500 (for calendar year ending December 31, 2001) and have the reduced amount contributed to the 401(k) Plan. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ending June 30, 2001, 2000 or 1999. Participants in the 401(k) Plan do not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.

                             CONTINUCARE CORPORATION

NOTE 11 - INCOME TAXES (CONTINUED)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of $11,106,764, $12,619,238 and $16,948,110 is necessary at June 30, 2001, 2000 and 1999, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period was approximately $1,512,000 for the year ended June 30, 2001. At June 30, 2001, the Company had available net operating loss carryforwards of $5,833,414, which expire in 2013 through 2020.

For financial reporting purposes, the Company reported a gain of $13,247,907 for the year ended June 30, 2000, resulting from the forgiveness of indebtedness relating to debt restructuring. Pursuant to Section 108 of the Internal Revenue Code, the Company believes that this gain is excluded from income taxation and certain tax attributes (i.e. net operating losses) of the Company are being reduced by the amount of such debt forgiveness. As a result, the Company's net operating loss carryforwards have been reduced by an amount representing the Company's discharge of indebtedness income.

A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate for the years ended June 30, 2001, 2000 and 1999 is as follows:

                                                                     2001         2000         1999
                                                                    --------------------------------

Statutory federal rate .....................................         (34.0)%       34.0%       (34.0)%
State income taxes, net of federal income tax benefit ......          7.37        (0.89)        (2.6)
Goodwill and other non-deductible items ....................        103.04         0.84         10.1
Change in valuation allowance ..............................        (76.41)      (30.66)        24.2
Other ......................................................            --        (3.29)         2.3
                                                                    --------------------------------
Effective (benefit) tax rate ...............................             0%           0%           0%
                                                                    ================================

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

Under the 401(k) Plan, new employees who are at least eighteen (18) years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to reduce their compensation by the lesser of 16% of their annual compensation or the statutorily prescribed annual limit of $10,500 (for calendar year ending December 31, 2001) and have the reduced amount contributed to the 401(k) Plan. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ending June 30, 2001, 2000 or 1999. Participants in the 401(k) Plan do not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.

                             CONTINUCARE CORPORATION

NOTE 12 - EMPLOYEE BENEFIT PLAN (CONTINUED)

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Employment Agreements--The Company maintains employment agreements with certain officers and key executives expiring at various dates through September 11, 2002. In addition, one employment agreement provides for one additional year term for each year of service by the executive. The agreements provide for annual base salaries in the aggregate of approximately $300,000, annual increases, bonuses and stock option grants. The employment agreements with certain officers also provide that in the event of a change in control of the Company, as defined therein, each officer is entitled to an acceleration of the remainder of the officer's term and the automatic vesting of any unvested stock options.

Insurance--The Company maintains policies for general and professional liability insurance jointly with each of the providers. It is the Company's intention to renew such coverage on an on-going basis.

Leases--The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was $2,081,428, $2,304,299 and $4,520,866 for the years ended June 30, 2001, 2000 and 1999, respectively. Future annual minimum payments under such leases as of June 30, 2001 are as follows:

                  For the fiscal year ending June 30,
                  2002....................................  $   833,093
                  2003....................................      689,680
                  2004....................................      452,083
                  2005....................................      198,748
                  2006....................................       32,856
                                                            -----------
                     Total................................  $ 2,206,460
                                                            ===========


Concentrations of Revenues - For the years ended June 30, 2001, 2000 and 1999, the Company generated approximately 36%, 39% and 51%, respectively, of total revenues from Foundation Health Corporation. Humana Medical Plans, Inc. accounted for 60%, 57% and 34%, respectively, of total revenues in Fiscal 2001, 2000 and 1999.

The case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. ("CPPM"), v. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION, was filed on November 15, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, alleging breach of fiduciary duties, improper billing, and seeking the return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger and the Registration Rights Agreement. On July 13, 2001, the counterplaintiffs filed their Third Amended Counterclaim against the Company and included Mr. Charles Fernandez as a defendant in the action. The Third Amended Counterclaim alleges counts for (i) breach of contract against the Company and CPPM

                             CONTINUCARE CORPORATION

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

based on the alleged failure to register stock pursuant to the Registration Rights Agreement, the alleged failure to pay contingent merger consideration and the alleged failure to fulfill obligations pursuant to Rule 144 of the Securities Act of 1933; (ii) fraud in the inducement against the Company, CPPM and Mr. Fernandez in connection with the execution of the Registration Rights Agreement and the Agreement and Plan of Merger; (iii) violation of Florida Blue Sky Laws against the Company, CPPM and Mr. Fernandez; and (iv) conversion against the Company and CPPM. The Third Amended Counterclaim seeks an amount in excess of $4,000,000 in damages. On August 31, 2001, the Company, CPPM and Mr. Fernandez filed their Answer and Affirmative Defenses to the Third Amended Counterclaim. The matter has been taken off the trial calendar and is not currently scheduled for trial. Discovery is ongoing. The Company believes that there is little merit to the counterclaim and intends to vigorously defend the claims.

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, the Company filed a Motion for Summary Judgment as to all Plaintiffs. On April 28, 2000, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. On June 5, 2000, the Company filed a Motion for Judgment on the Pleadings as to all Plaintiffs. All of the aforementioned motions were heard on June 15, 2000. On November 14, 2000, the court granted the Company's motion as to one of the Plaintiffs' claims for deferred and incentive compensation, but reserved as to his claim for post termination compensation related to follow-up patient care, if any. The court denied the Company's motion as to the other two Plaintiffs. Also on November 14, 2000, the court denied the Plaintiffs motion for summary judgment in all respects. The trial started on February 13, 2001. As of the date of this filing, the trial is still in progress and is scheduled to continue in October, 2001. The Company believes the action has little merit and intends to vigorously defend the claims.

The Company settled the case of GE MEDICAL SYSTEMS, AN UNINCORPORATED DIVISION OF GENERAL ELECTRIC COMPANY v. CONTINUCARE OUTPATIENT SERVICES, INC. n/k/a OUTPATIENT RADIOLOGY SERVICES, INC., A FLORIDA CORPORATION AND CONTINUCARE CORPORATION, A FLORIDA CORPORATION with GE Medical Systems ("GE") on April 5, 2001 with no admission of liability. As part of the settlement, GE assigned to the Company all of its claims associated with the litigation. The Company intends to continue to litigate its claims of indemnification through its pending cross-claims and/or third party claims.

Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. v. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDEN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000. The Company filed its answer on May 3, 2000. Discovery is still proceeding at a slow pace. The Company has made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was initially rejected, but is currently being re-evaluated. The Company and the carriers for Kahn & Riskin, M.D. have been discussing apportionment of responsibilities. The Company believes it has meritorious defenses and intends to vigorously pursue them.

                             CONTINUCARE CORPORATION

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In Fiscal 1999, the Company closed or dissolved certain subsidiaries, some of which had pending claims against them. The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business -- including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

No liability has been recorded on the above matters as it is not possible to estimate the liability, if any.

NOTE 14 - VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's Valuation and Qualifying Accounts consists of the following:

                                                                                              YEAR ENDED JUNE 30,
                                                                                  2001                 2000               1999
                                                                              ----------------------------------------------------
Allowance for doubtful accounts related to accounts receivable:
Balance at beginning of period .......................................        $  5,752,000        $  5,752,000        $  2,071,000
Provision for doubtful accounts ......................................              50,000                  --           4,655,000
Write-offs of uncollectible accounts receivable ......................                  --                  --            (974,000)
                                                                              ----------------------------------------------------
Balance at end of period .............................................        $  5,802,000        $  5,752,000        $  5,752,000
                                                                              ====================================================

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period .......................................        $  7,051,000        $  7,051,000        $  5,510,000
Provision for doubtful accounts ......................................                  --                  --           1,541,000
Write-offs of uncollectible notes receivable .........................            (684,000)                 --                  --
                                                                              ----------------------------------------------------
Balance at end of period .............................................        $  6,367,000        $  7,051,000        $  7,051,000
                                                                              ====================================================

Tax valuation allowance for deferred tax assets:
Balance at beginning of period .......................................        $ 12,619,238        $ 16,948,110        $  4,718,600
Additions, charged to cost and expenses ..............................                  --                  --          12,229,510
Deductions ...........................................................          (1,512,474)         (4,328,872)                 --
                                                                              ----------------------------------------------------
Balance at end of period .............................................        $ 11,106,764        $ 12,619,238        $ 16,948,110
                                                                              ====================================================