Form 10-K405/A
period 2001-06-30
CONTINUCARE CORP
filed 2001-10-01
CIK 803352

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

================================================================================

                                EXPLANATORY NOTE

         Item 8 of the Annual Report on Form 10-K of Continucare Corporation for the fiscal year ended June 30, 2001 is amended and restated in its entirety solely to include the addition of footnote 15 Quarterly Consolidated Financial Information (unaudited).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

                                   SIGNATURE

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

Dated: October 1, 2001

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
                                                                              ====================================================

                            CONTINUCARE CORPORATION

NOTE 15. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                            FOR THE YEAR ENDED JUNE 30, 2001

                                                 FIRST           SECOND           THIRD          FOURTH
                                               -----------     -----------     -----------     -----------

Medical services revenue, net                  $29,636,491     $29,923,561     $29,589,882     $23,457,982

(Loss) income before income taxes
  and extraordinary items                       (2,043,779)     (3,707,872)      2,393,911     $  (283,350)

Extraordinary gain on extinguishment
  of debt (a)                                                                                    3,503,188

Net (loss) income                              $(2,043,779)    $(3,707,872)    $ 2,393,911     $ 3,219,838

Basic and diluted (loss) earnings
  per share:

    (Loss) income before extraordinary items   $      (.06)    $      (.11)    $       .07     $      (.01)

    Extraordinary gain on extinguishment of
      debt                                                                                     $       .11

    Net (loss) income                          $      (.06)    $      (.11)    $       .07     $       .10


(a) Effective March 31, 2001, the Company negotiated a reduction in a contractual liability to an HMO of $1,000,000 as further described in
    Note 7. This transaction was initially considered to be an extraordinary gain on extinguishment of debt. In connection with the preparation of this Annual Report (Form 10-K), it was determined that this transaction did not qualify as an extraordinary item. Therefore, the gain has been reclassified and included in the line item "Contractual revision of previously recorded medical claims and other" in the audited consolidated financial statements included in this annual Report (Form 10-K). This reclassification has no effect on the previously reported net income or net income per share for the third quarter of Fiscal 2001.