Form 10-Q
period 2001-09-30
CONTINUCARE CORP
filed 2001-11-14
CIK 803352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 8, 2001, the Registrant had 39,459,601 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           Condensed Consolidated Balance Sheets - September 30, 2001 (Unaudited) and
              June 30, 2001........................................................................           3

           Condensed Consolidated Statements of Operations - Three Months Ended
              September 30, 2001 (Unaudited) and 2000 (Unaudited)..................................           4

           Condensed Consolidated Statements of Cash Flows - Three Months Ended
              September 30, 2001 (Unaudited) and 2000 (Unaudited)..................................           5

           Notes to Condensed Consolidated Financial Statements - September 30, 2001
              (Unaudited)..........................................................................
                                                                                                              6
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS..............................................................................          10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................
                                                                                                             14

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................................................................          15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................          15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................          15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................................          15

SIGNATURE PAGE.....................................................................................          16


                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    September 30, 2001       June 30, 2001
                                                                                    ------------------       -------------
                                                                                        (Unaudited)
                                 ASSETS
Current assets
   Cash and cash equivalents ................................................          $    497,402           $    525,482
   Accounts receivable,  net of allowance for doubtful accounts of
    $5,816,000 at September 30, 2001 and  $5,802,000 at June 30, 2001 .......               117,901                 81,132
   Other receivables ........................................................               730,635                763,637
   Prepaid expenses and other current assets ................................               246,751                306,261
                                                                                       ------------           ------------
       Total current assets .................................................             1,592,689              1,676,512
Equipment, furniture and leasehold improvements, net ........................               683,048                703,494
Goodwill, net of accumulated amortization of approximately
  $3,661,000 at September 30, 2001 and June 30, 2001 ........................            14,663,392             14,663,392
Intangible assets, net of accumulated amortization of
  approximately $5,053,000 at September 30, 2001 and
  approximately $4,685,000 at June 30, 2001 .................................             2,485,252              2,853,359
Deferred financing costs, net of accumulated amortization of approximately $2,026,000 at September 30, 2001 and $1,706,000
  at June 30,  2001...........................................................            1,378,594              1,698,750
Other assets, net ...........................................................                75,192                 74,731
                                                                                       ------------           ------------
       Total assets .........................................................          $ 20,878,167           $ 21,670,238
                                                                                       ============           ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable .........................................................          $    681,960           $    739,506
   Accrued expenses .........................................................             2,164,739              2,270,695
   Accrued salaries and benefits ............................................               765,334                579,805
   Due to (from) HMOs, net ..................................................               213,098               (622,666)
   Credit Facility ..........................................................               900,000                500,000
   Advances from HMO ........................................................               300,000                450,000
   Due to Medicare, net .....................................................               349,378                500,045
   Current portion of convertible subordinated notes payable ................               273,896                273,896
   Current portion of long term debt ........................................             5,008,568              4,952,076
   Current portion of related party notes payable ...........................                63,854                 53,211
   Accrued interest payable .................................................                21,898                 17,703
   Current portion of capital lease obligations .............................               160,846                149,915
                                                                                       ------------           ------------
       Total current liabilities ............................................            10,903,571              9,864,186
Capital lease obligations, less current portion .............................                99,187                 99,774
Convertible subordinated notes payable, less current portion ................             4,561,890              4,630,364
Long term debt, less current portion ........................................               829,622              1,011,704
Related party notes payable, less current portion ...........................             1,125,040              1,135,683
                                                                                       ------------           ------------
       Total liabilities ....................................................            17,519,310             16,741,711
Commitments and contingencies
Shareholders' equity
   Common stock; $0.0001 par value; 100,000,000 shares authorized, 42,455,794 shares issued and 39,459,601 shares
     outstanding at September 30, 2001 and June 30, 2001 ....................                 3,946                  3,946
   Additional paid-in capital ...............................................            59,511,632             59,511,632
   Accumulated deficit ......................................................           (50,732,020)           (49,162,350)
   Treasury stock (2,996,193 shares) ........................................            (5,424,701)            (5,424,701)
                                                                                       ------------           ------------
     Total shareholders' equity .............................................             3,358,857              4,928,527
                                                                                       ------------           ------------
     Total liabilities and shareholders' equity .............................          $ 20,878,167           $ 21,670,238
                                                                                       ============           ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                  Three Months Ended September 30,
                                                                                 -----------------------------------
                                                                                    2001                  2000
                                                                                 ------------           ------------
 Medical services revenue, net ........................................          $ 23,730,294           $ 29,636,491
 Expenses
     Medical services:
         Medical claims ...............................................            18,497,613             23,346,143
         Other ........................................................             3,185,584              4,192,414
     Payroll and employee benefits ....................................             1,285,657              1,402,360
     Provision for bad debts ..........................................                13,503                     --
     Professional fees ................................................               226,391                277,859
     General and administrative .......................................             1,261,775              1,355,087
     Depreciation and amortization ....................................               458,310                722,759
                                                                                 ------------           ------------
       Subtotal .......................................................            24,928,833             31,296,622

Loss from operations ..................................................            (1,198,539)            (1,660,131)

Other income (expense)
     Interest income ..................................................                20,853                 13,867
     Interest expense .................................................              (391,984)              (397,819)
     Other ............................................................                    --                    304
                                                                                 ------------           ------------
Net loss ..............................................................          $ (1,569,670)          $ (2,043,779)
                                                                                 ============           ============


Basic and diluted loss per common share ...............................          $       (.04)          $       (.06)
                                                                                 ============           ============

Basic and diluted weighted average number of common shares outstanding             39,459,601             33,240,090
                                                                                 ============           ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  Three Months Ended September 30,
                                                                                 ---------------------------------
                                                                                    2001                  2000
                                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...........................................................          $(1,569,670)          $(2,043,779)
   Adjustments to reconcile net loss to cash provided by (used in)
   operating activities:
     Depreciation and amortization, including amortization
     of deferred loan costs ...........................................              788,297             1,068,077
     Provision for bad debts ..........................................               13,503                    --
   Changes in operating assets and liabilities, excluding the effect of acquisitions and disposals:
     (Increase) decrease in accounts receivable .......................              (50,272)               41,376
     Decrease in prepaid expenses and other current assets ............               59,510                82,548
     Decrease (increase) in other receivables .........................               33,002              (196,925)
     Increase in other assets .........................................                 (461)               (1,547)
     Increase in due to/from HMO's, net ...............................              835,764               249,756
     (Decrease) increase in due to/from Medicare ......................             (113,287)              391,375
     Decrease in accounts payable and accrued expenses ................               22,027                58,252
     Increase in accrued interest payable .............................                4,195                 2,339
                                                                                 -----------           -----------
Net cash provided by (used in) operating activities ...................               22,608              (348,528)
                                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposal of equipment ................................                   --                 1,500
   Property and equipment additions ...................................              (33,505)             (109,701)
                                                                                 -----------           -----------
Net cash used in investing activities .................................              (33,505)             (108,201)
                                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on convertible subordinated notes .........................              (68,474)                   --
   Principal repayments under capital lease obligation ................              (25,908)              (17,697)
   Net increase in Credit Facility ....................................              400,000                    --
   Payment on advances from HMOs ......................................             (150,000)                   --
   Repayments to Medicare per agreement ...............................             (172,801)             (178,891)
                                                                                 -----------           -----------
Net cash used in financing activities .................................              (17,183)             (196,588)
                                                                                 -----------           -----------

Net decrease in cash and cash equivalents .............................              (28,080)             (653,317)
                                                                                 -----------           -----------
Cash and cash equivalents at beginning of period ......................              525,482             2,535,540
                                                                                 -----------           -----------
Cash and cash equivalents at end of period ............................          $   497,402           $ 1,882,223
                                                                                 ===========           ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for refunds due to Medicare for overpayments ......          $    37,380           $    62,180
                                                                                 ===========           ===========
Purchase of furniture and fixtures with proceeds of capital lease
obligations ...........................................................          $    36,252           $    31,170
                                                                                 ===========           ===========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation ("Continucare" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

As of September 30, 2001, the Company operated, owned and/or managed: fifteen staff model clinics in south and central Florida; an Independent Practice Association ("IPA") with 29 physicians; and four Home Health agencies. For the three months ended September 30, 2001, approximately 67% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc. ("Humana") and 28% of net medical services revenue was derived from managed care contracts with Foundation Health, A Florida Health Plan, Inc. ("Foundation"). For the three months ended September 30, 2000 approximately 58% of net medical services revenue was derived from managed care contracts with Humana and 38% of net medical services revenue was derived from managed care contracts with Foundation.

During Fiscal 2001 and continuing into Fiscal 2002, the Company has experienced a deterioration in its claim loss ratio, resulting in operating losses and a significant working capital deficiency. Changes in the claims loss ratio are due to fluctuations in utilization, the timing of claims paid by the HMOs on the Company's behalf, as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs.

The financial statements of the Company have been prepared assuming that it will continue as a going concern. The Company believes that it will be able to fund its capital commitments, operating cash requirements and satisfy its obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and advantageous HMO benefit changes, the Company's credit facility (see Note

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


5) and negotiated extensions of current obligations. However, there can be no assurances that these sources of funds will be sufficient to fund operations and satisfy its obligations as they become due.

NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") effective July 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but rather reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change of accounting principle. Subsequent impairment losses will be reflected in operating income in the income statement. As management has not yet completed the transitional impairment test and not determined if an impairment loss exists, the cumulative effect of a change in accounting principle can not be determined at this time. Had the Company accounted for its goodwill and other intangible assets not subject to amortization under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows:


                                                                  Three Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   2002           2001
                                                               -----------     -----------
Reported net loss ........................................     $(1,569,670)    $(2,043,779)
     Add back  amortization of intangible assets no longer
         subject to amortization                                        --         265,329
                                                               -----------     -----------
                                                               $(1,569,670)    $(1,778,450)
                                                               -----------     -----------

Basic and diluted earnings per share:
     Reported net income .................................     $     (.04)     $      (.06)
     Goodwill amortization ...............................             --              .01
                                                               -----------     -----------
     Adjusted net income .................................     $     (.04)     $      (.05)
                                                               -----------     -----------



NOTE 4 - CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable (the "Notes") originally due on
October 31, 2002. Through a series of repurchases and troubled debt restructurings in Fiscal 2001 and 2000, the outstanding principal balance of the Notes on the balance sheet at September 30, 2001 was approximately $3,913,000.

Effective June 30, 2001, the Company completed a restructuring of the Notes (the "Fiscal 2001 Restructuring") which resulted in the conversion of Notes in the principal amount of approximately $6,220,000 to approximately 6,220,000 shares of the Company's common stock and the issuance of a new convertible note (the "New Note") to Frost Nevada Limited Partnership ("Frost Nevada"), an entity controlled by Dr. Phillip Frost, Vice Chairman of the Company's Board of Directors, with a principal balance of $912,195.

Also as part of the Fiscal 2001 Restructuring, holders of approximately $3,780,000 of outstanding Notes remaining have agreed to restructure various terms of the Notes, which include, among other things, the following: (i) adding interest of $132,317 which accrued through April 30, 2001 to the outstanding principal balance; (ii) extending the maturity date through October 2005; (iii) reducing the conversion rate from $2.00 to $1.00; (iv) providing for quarterly interest payments; (v) adding a call provision if the outstanding common stock trades at or above $2.50 per share for twenty trading days and if the common stock trades an average of at least 100,000 shares per week for a four week period; and (vi) curing all prior defaults under the Notes. The balance of the outstanding Notes on the balance sheet of approximately $4,836,000, includes interest accrued through September 30, 2001 of approximately $46,000 and the remaining interest of approximately $877,000 which will be payable in quarterly payments through the current maturity date of October 31, 2005.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


Subsequent to the Fiscal 2001 Restructuring, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the "Related Party Notes"). Mr. Angel, the Company's president and chief executive officer, and an entity controlled by Mr. Angel comprise 40% of this investor group. The balance of the outstanding Related Party Notes on the balance sheet at September 30, 2001 of approximately $1,189,000, includes interest accrued through September 30, 2001 of approximately $16,000 and the remaining interest of approximately $261,000 which will be payable in semi-annual payments through October 31, 2005.


NOTE 5 -CREDIT FACILITY

The Company has entered into a credit facility agreement ("Credit Facility"). The Credit Facility provides a revolving loan of $3,000,000 which is due March 31, 2002. The Credit Facility may be renewed annually at the option of the lender. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 2.63% at September 30, 2001. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by a board member and an entity controlled by a board member. At September 30, 2001, the outstanding balance of the Credit Facility was $900,000.

NOTE 6 - EARNINGS PER SHARE

Options and warrants to purchase the Company's common stock were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

NOTE 7 - CONTINGENCIES

The case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. ("CPPM"), V. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION, was filed on November 15, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, alleging breach of fiduciary duties, improper billing, and seeking the return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger and the Registration Rights Agreement. On July 13, 2001, the counterplaintiffs filed their Third Amended Counterclaim against the Company and included Mr. Charles Fernandez as a defendant in the action. The Third Amended Counterclaim alleges counts for (i) breach of contract against the Company and CPPM based on the alleged failure to register stock pursuant to the Registration Rights Agreement, the alleged failure to pay contingent merger consideration and the alleged failure to fulfill obligations pursuant to Rule 144 of the Securities Act of 1933; (ii) fraud in the inducement against the Company, CPPM and Mr. Fernandez in connection with the execution of the Registration Rights Agreement and the Agreement and Plan of Merger; (iii) violation of Florida Blue Sky Laws against the Company, CPPM and Mr. Fernandez; and (iv) conversion against the Company and CPPM. The Third Amended Counterclaim seeks an amount in excess of $4,000,000 in damages. On August 31, 2001, the Company, CPPM and Mr. Fernandez filed their Answer and Affirmative Defenses to the Third Amended Counterclaim. The matter may be scheduled for trial after February 2002. Discovery is ongoing. The Company believes that there is little merit to the counterclaim and intends to vigorously defend the claims.

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. V. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


non-compete covenant. On February 18, 2000, the Company filed a Motion for Summary Judgment as to all Plaintiffs. On April 28, 2000, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. On June 5, 2000, the Company filed a Motion for Judgment on the Pleadings as to all Plaintiffs. All of the aforementioned motions were heard on June 15, 2000. On November 14, 2000, the court granted the Company's motion as to one of the Plaintiffs' claims for deferred and incentive compensation, but reserved as to his claim for post termination compensation related to follow-up patient care, if any. The court denied the Company's motion as to the other two Plaintiffs. Also on November 14, 2000, the court denied the Plaintiffs motion for summary judgment in all respects. The trial started on February 13, 2001. As of the date of this filing, the trial has been continued and is scheduled to resume on or after February, 2002. The Company believes the action has little merit and intends to vigorously defend the claims.

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

In Fiscal 1999, the Company closed or dissolved certain subsidiaries, some of which had pending claims against them. The liability associated with these closed or dissolved subsidiaries was approximately $749,000 at September 31, 2001. The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business -- including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

Other than the liability discussed in the preceding paragraph, no liability has been recorded on the above matters as it is not possible to estimate the liability, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to "we," "us," "our," "Continucare" or the "Company" refers to Continucare Corporation and its consolidated subsidiaries.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of Continucare are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form 10-K for the period ended June 30, 2001, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

GENERAL

         We are a provider of integrated outpatient healthcare and home healthcare services in Florida. As of September 30, 2001, we operated, owned and/or managed fifteen staff model clinics in south and central Florida; an Independent Practice Association (the "IPA") with 29 physicians; and four home health agencies.

MEDICARE AND MEDICAID REIMBURSEMENT CONSIDERATIONS

                  Our home health agencies ("HHAs") receive reimbursement from the Medicare and Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we only derived approximately 5% of our net patient service revenue directly from the Medicare and Medicaid programs during the three months ended September 30, 2001, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Therefore, any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

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

          Medicare retrospectively audits all reimbursements paid to participating providers, including those now or previously managed and/or owned by us, including without limitation, hospital outpatient departments, CORFs, ORFs, and HHAs. Accordingly, at any time, we could be subject to overpayment notices for Medicare reimbursements the Company has previously received and refund obligations for prior period cost reports that have not been audited and settled as of the date hereof.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUE

         Medical services revenues decreased 20% from approximately $29,636,000 for the three months ended September 30, 2000 to approximately $23,730,000 for the three months ended September 30, 2001. We provided managed care services for approximately 51,000 and 67,000 member months (members per month multiplied by the months for which services were available) during the three months ended September 30, 2001 and 2000, respectively. The decrease in revenue and member months primarily resulted from an amendment to our IPA contract with Foundation (the "2001 Amendment"). Among other things, the 2001 Amendment terminated our association with certain physician practices effective May 31, 2001, which represented approximately 70% of the IPA's membership at that time. During the three months ended September 30, 2001 and 2000, the IPA's membership was approximately 4,000 and 13,000, respectively.

         Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 95% and 96% during the three months ended September 30, 2001 and 2000, respectively. Revenue generated by the Humana contract was 67% and 58% of medical services revenue for the three months ended September 30, 2001 and 2000, respectively. Revenue generated by Foundation contracts was 28% and 38% of medical services revenue for the three months ended September 30, 2001 and 2000, respectively.

         Our home health agencies' revenue was approximately 5% and 4% of medical services revenue during the three month periods ended September 30, 2001 and 2000, respectively, and consisted primarily of Medicare reimbursement.

EXPENSES

         Medical services expenses for the three month period ended September 30, 2001 were approximately $21,683,000 or 91.4% of medical services revenue, compared to approximately $27,539,000 or 92.9% of medical services revenue for the three month period ended September 30, 2000.

         Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately

$18,498,000 and $23,346,000 for the three months ended September 30, 2001 and 2000, respectively, or 82.1% and 81.8% of medical services revenues derived from our managed care entities. The annualized claims ratio for Fiscal 2001 was 81.8%. Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

         Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $3,186,000 and $4,192,000 for the three months ended September 30, 2001 and 2000, respectively, or 13.4% and 14.1% of medical services revenues.

         Payroll and employee benefits for administrative personnel was approximately $1,286,000 for the three months ended September 30, 2001, or 5.4% of revenues, compared to approximately $1,402,000 or 4.7% of revenue for the three months ended September 30, 2000. The decrease in payroll and employee benefits expense while increasing as a percentage of revenue resulted primarily from the 2001 Amendment, which resulted in revenues decreasing more significantly than payroll and employee benefits.

         General and administrative expenses for the three months ended September 30, 2001 were approximately $1,262,000 or 5.3% of revenues compared to approximately $1,355,000 or 4.6% of revenues for the three months ended September 30, 2000. The decrease in general and administrative expenses while increasing as a percentage of revenue resulted primarily from the 2001 Amendment, which resulted in revenues decreasing more significantly than general and administrative expenses.

LOSS FROM OPERATIONS

         Loss from operations for the three months ended September 30, 2001 was approximately $1,199,000 or 5.1% of total revenues, compared to a loss from operations of approximately $1,660,000 or 5.6% of total revenues for the three months ended September 30, 2000.

NET LOSS

         Net loss for the three months ended September 30, 2001 was approximately $1,570,000 compared to a net loss of approximately $2,044,000 for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Effective June 30, 2001, we completed a restructuring of the Notes (the "Fiscal 2001 Restructuring"). The Fiscal 2001 Restructuring resulted in, among other things, the conversion of $6,219,511 of Notes into our common stock, the addition of interest of $132,317 which accrued through April 30, 2001 to the outstanding principal balance of the Notes, extending the maturity date of the Notes through October 31, 2005 and the issuance of a new note in the principal amount of $912,195. The remaining outstanding principal balance of the Notes of $3,912,806 was reinstated as a performing non-defaulted loan.

         The credit facility (the "Credit Facility") provides a revolving loan of $3,000,000 which is due March 31, 2002. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 2.63% at September 30, 2001. The Credit Facility may be renewed annually at the option of the lender. The Credit Facility has been guaranteed by a board member and an entity controlled by a board member. At September 30, 2001, the balance outstanding under the Credit Facility was $900,000.

         Our net loss was approximately $1,570,000 for the three months ended September 30, 2001. Net cash provided by operating activities for the three months ended September 30, 2001 was approximately $23,000 due primarily to our net operating loss being offset by an increase in due to HMO's of approximately $836,000 and non-cash amortization and depreciation of approximately $789,000.

         Net cash used in investing activities for the three months ended September 30, 2001 was approximately $34,000, primarily for the purchase of computer equipment. Net cash used in financing activities for the three months ended September 30, 2001 was approximately $17,000, which primarily resulted from a net increase in our Credit Facility of $400,000 and offset by scheduled payments for various notes payable of approximately $417,000.

         Our working capital deficit was approximately $9,311,000 at September 30, 2001.

         The financial statements have been prepared assuming we will continue as a going concern. We continue to take steps to improve our cash flow and profitability. We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and advantageous HMO benefit changes, the Credit Facility and negotiated extensions of current obligations. However, there can be no assurances that these sources of funds will be sufficient to fund our operations and satisfy our obligations as they become due.

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

         On October 27, 2001, the American Stock Exchange (the "Exchange") notified us of its decision to continue to list our common stock pending a review of our Form 10-Q for the period ending December 31, 2001. As of the date of this filing, we are still below the continued listing requirements of the Exchange with respect to the requirement to not sustain losses from continuing operations and/or net losses in two of our three most recent fiscal years. We are unable to guarantee that the Exchange will continue to list our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At September 30, 2001, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have an immaterial impact in our net loss for the three months ended September 30, 2001. There would have been no impact on the net loss for the three months ended September 30, 2000 as there were no balances outstanding under the Credit Facility during that period. We have no material risk associated with foreign currency exchange rates or commodity prices.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. V. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs' employment and seeks damages in excess of $250,000. On January 5, 2000, we filed a counterclaim alleging breach of contract in connection with the Plaintiff's failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, we filed a Motion for Summary Judgment as to all Plaintiffs. On April 28, 2000, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. On June 5, 2000, we filed a Motion for Judgment on the Pleadings as to all Plaintiffs. All of the aforementioned motions were heard on June 15, 2000. On November 14, 2000, the court granted our motion as to one of the Plaintiffs' claims for deferred and incentive compensation, but reserved as to his claim for post termination compensation related to follow-up patient care, if any. The court denied our motion as to the other two Plaintiffs. Also on November 14, 2000, the court denied the Plaintiffs motion for summary judgment in all respects. The trial started on February 13, 2001. As of the date of this filing, the trial has been continued and is scheduled to resume on or after February, 2002. We believe the action has little merit and intends to vigorously defend the claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Employment Agreement dated October 1, 2001 between Continucare Corporation and Janet L. Holt.

         (b)      Reports on Form 8-K

                  Form 8-K was filed on August 15, 2001 regarding the completion of the Fiscal 2001 Restructuring which was effective June 30, 2001. Immediately upon the completion of the Fiscal 2001 Restructuring, Dr. Phillip Frost, a director, was deemed to beneficially own 55.5% of our outstanding common stock, assuming conversion of the new note which was issued as part of the Fiscal 2001 Restructuring (the "New Note"). Subsequently, Frost Nevada sold approximately 13% of the shares he acquired as part of the Fiscal 2001 Restructuring, 13% of the shares of common stock issuable upon conversion of the Notes and transferred 13% of the New Note in a private transaction to a group of six investors. As a result of this subsequent transaction, Dr. Frost beneficially owns 50% of our outstanding common stock, assuming conversion of the New Note, or 49% of our outstanding common stock prior to giving effect to the conversion of the New Note.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONTINUCARE CORPORATION



Dated: November 14, 2001               By: /s/ Spencer J. Angel
                                           -------------------------------------
                                           Spencer J. Angel
                                           Chief Executive Officer and President

                                       By: /s/ Janet L. Holt
                                           -------------------------------------
                                           Janet L. Holt
                                           Chief Financial Officer