Form 10-Q
period 2001-12-31
CONTINUCARE CORP
filed 2002-02-13
CIK 803352

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)

80 Southwest Eighth Street
Suite 2350
Miami, Florida 33130
(Address of principal executive offices)
(Zip Code)

(305) 350-7515
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     At February 7, 2002, the Registrant had 39,459,601 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2001	June 30, 2001

	(Unaudited)
Current assets
Cash and cash equivalents	$581,925	$525,482
Accounts receivable, net of allowance for doubtful accounts of $5,839,000 at December 31, 2001 and $5,802,000 at June 30, 2001	137,534	81,132
Other receivables	672,945	763,637
Prepaid expenses and other current assets	255,515	306,261

Total current assets	1,647,919	1,676,512
Equipment, furniture and leasehold improvements, net	634,076	703,494
Goodwill, net of accumulated amortization of approximately $3,661,000 at December 31, 2001 and June 30, 2001	14,663,392	14,663,392
Intangible assets, net of accumulated amortization of approximately $5,197,000 at December 31, 2001 and approximately $4,685,000 at June 30, 2001	2,341,820	2,853,359
Deferred financing costs, net of accumulated amortization of approximately $2,347,000 at December 31, 2001 and $1,706,000 at June 30, 2001	1,058,438	1,698,750
Other assets, net	76,247	74,731

Total assets	$20,421,892	$21,670,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$674,633	$739,506
Accrued expenses	1,905,022	2,270,695
Accrued salaries and benefits	591,077	579,805
Due to (from) HMOs, net	780,121	(622,666)
Credit Facility	900,000	500,000
Advances from HMO	150,000	450,000
Due to Medicare, net	728,404	500,045
Current portion of convertible subordinated notes payable	273,896	273,896
Current portion of long term debt	5,036,180	4,952,076
Current portion of related party notes payable	63,854	53,211
Accrued interest payable	5,226	17,703
Current portion of capital lease obligations	164,389	149,915

Total current liabilities	11,272,802	9,864,186
Capital lease obligations, less current portion	67,326	99,774
Convertible subordinated notes payable, less current portion	4,493,416	4,630,364
Long term debt, less current portion	722,838	1,011,704
Related party notes payable, less current portion	1,093,113	1,135,683

Total liabilities	17,649,495	16,741,711
Commitments and contingencies
Shareholders’ equity
Common stock; $0.0001 par value; 100,000,000 shares authorized, 42,455,794 shares issued and 39,459,601 shares outstanding at December 31, 2001 and June 30, 2001	3,946	3,946
Additional paid-in capital	59,511,632	59,511,632
Accumulated deficit	(51,318,480)	(49,162,350)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	2,772,397	4,928,527

Total liabilities and shareholders’ equity	$20,421,892	$21,670,238

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,

	2001	2000

Medical services revenue, net	$26,263,009	$29,923,561
Expenses:
Medical services:
Medical claims	19,908,092	24,842,256
Other	3,336,405	4,348,772
Payroll and employee benefits	1,417,004	1,505,331
Provision for bad debts	22,946	–
Professional fees	281,141	316,747
General and administrative	1,243,445	1,464,406
Depreciation and amortization	225,473	729,376

Subtotal	26,434,506	33,206,888
Loss from operations	(171,497)	(3,283,327)
Other income (expense):
Interest income	9,032	10,542
Interest expense	(423,995)	(435,087)

Net loss	$(586,460)	$(3,707,872)

Basic and diluted loss per common share	$(.01)	$(.11)

Basic and diluted weighted average number of common shares outstanding	39,459,601	33,240,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended December 31,

	2001	2000

Medical services revenue, net	$49,993,303	$59,560,052
Expenses:
Medical services:
Medical claims	38,405,705	48,188,399
Other	6,521,989	8,541,186
Payroll and employee benefits	2,702,661	2,907,691
Provision for bad debts	36,449	–
Professional fees	507,532	594,606
General and administrative	2,505,220	2,819,493
Depreciation and amortization	683,783	1,452,135

Subtotal	51,363,339	64,503,510
Loss from operations	(1,370,036)	(4,943,458)
Other income (expense):
Interest income	29,885	24,409
Interest expense	(815,979)	(832,906)
Other	–	304

Net loss	$(2,156,130)	$(5,751,651)

Basic and diluted loss per common share	$(.05)	$(.17)

Basic and diluted weighted average number of common shares outstanding	39,459,601	33,240,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,156,130)	$(5,751,651)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred loan costs	1,336,403	2,180,954
Provision for bad debts	36,449	–
Changes in operating assets and liabilities, excluding the effect of acquisitions and disposals:
(Increase) decrease in accounts receivable	(92,851)	9,944
Decrease in prepaid expenses and other current assets	50,746	222,078
Decrease in other receivables	90,692	244,204
Increase in other assets	(1,516)	(19,008)
Increase in due to/from HMO’s, net	1,402,787	1,473,897
Increase in due to Medicare	265,739	835,784
Decrease in accounts payable and accrued expenses	(419,274)	(62,578)
(Decrease) increase in accrued interest payable	(12,477)	4,122

Net cash provided by (used in) operating activities	500,568	(862,254)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of equipment	–	1,500
Property and equipment additions	(66,573)	(165,086)

Net cash used in investing activities	(66,573)	(163,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible subordinated notes	(136,948)	(350,000)
Payments on related party notes	(31,927)	–
Principal repayments under capital lease obligation	(54,226)	(42,629)
Net increase in Credit Facility	400,000	–
Payment on advances from HMOs	(300,000)	–
Repayments to Medicare per agreement	(254,451)	(293,596)
Repayments on notes payable	–	(120,000)

Net cash used in financing activities	(377,552)	(806,225)

Net increase (decrease) in cash and cash equivalents	56,443	(1,832,065)

Cash and cash equivalents at beginning of period	525,482	2,535,540

Cash and cash equivalents at end of period	$581,925	$703,475

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for refunds due to Medicare for overpayments	$37,380	$370,622

Purchase of furniture and fixtures with proceeds of capital lease obligations	$36,252	$166,621

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

NOTE 1 — UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2001.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NOTE 2 — GENERAL

Continucare, which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home healthcare services in Florida. Continucare’s predecessor, Zanart Entertainment, Incorporated (“Zanart”) was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the “Merger”). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation.

As of December 31, 2001, the Company operated, owned and/or managed: fifteen staff model clinics in south and central Florida; an Independent Practice Association (“IPA”) with 30 physicians; and four Home Health agencies. For the six months ended December 31, 2001, approximately 66% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc. (“Humana”) and 29% of net medical services revenue was derived from managed care contracts with Foundation Health, A Florida Health Plan, Inc. (“Foundation”). For the six months ended December 31, 2000 approximately 58% of net medical services revenue was derived from managed care contracts with Humana and 38% of net medical services revenue was derived from managed care contracts with Foundation.

During Fiscal 2001 and continuing into the first quarter of Fiscal 2002, the Company experienced a high claims loss ratio, resulting in operating losses and a significant working capital deficiency. Changes in the claims loss ratio are due to fluctuations in utilization, the timing of claims paid by the HMOs on the Company’s behalf, as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs.

The financial statements of the Company have been prepared assuming that it will continue as a going concern. The Company believes that it will be able to fund its capital commitments, operating cash requirements and satisfy its obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and advantageous HMO benefit changes, the Company’s credit facility (see Note

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

5) and negotiated extensions of current obligations. However, there can be no assurances that these sources of funds will be sufficient to fund operations and satisfy its obligations as they become due.

NOTE 3 – ADOPTION OF NEW ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective July 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but rather reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the initial step of the transitional impairment analysis and determined that no impairment existed at the time of the adoption of SAFS No. 142. Any subsequent impairment losses will be reflected in operating income in the income statement in the period in which the impairment is determined. Had the Company accounted for its goodwill and other intangible assets not subject to amortization under SFAS No. 142 for all periods presented, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2001	2000	2001	2000

Reported Net Loss	$(586,460)	$(3,707,872)	$(2,156,130)	$(5,751,651)
Add back amortization of intangible assets no longer subject to amortization	–	265,329	–	530,658

	$(586,460)	$(3,442,543)	$(2,156,130)	$(5,220,993)

Basic and diluted earnings per share:
Reported net loss	$(.01)	$(.11)	$(.05)	$(.17)
Goodwill amortization	–	.01	–	.02

Adjusted Net Loss	$(.01)	$(.10)	$(.05)	$(.15)

NOTE 4 – CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable (the “Notes”) originally due on October 31, 2002. Through a series of repurchases and troubled debt restructurings in Fiscal 2001 and 2000, the outstanding principal balance of the Notes on the balance sheet at December 31, 2001 was reduced to approximately $3,913,000.

Effective June 30, 2001, the Company completed a restructuring of the Notes (the “Fiscal 2001 Restructuring”) which resulted in the conversion of Notes in the principal amount of approximately $6,220,000 to approximately 6,220,000 shares of the Company’s common stock and the issuance of a new convertible note (the “New Note”) to Frost Nevada Limited Partnership (“Frost Nevada”), an entity controlled by Dr. Phillip Frost, Vice Chairman of the Company’s Board of Directors, with a principal balance of $912,195.

Also as part of the Fiscal 2001 Restructuring, holders of approximately $3,780,000 of outstanding Notes remaining agreed to restructure various terms of the Notes, which included, among other things, the following: (i) adding interest of $132,317 which accrued through April 30, 2001 to the outstanding principal balance; (ii) extending the maturity date through October 2005; (iii) reducing the conversion rate from $2.00 to $1.00; (iv) providing for quarterly interest payments; (v) adding a call provision if the outstanding common stock trades at or above $2.50

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

per share for twenty trading days and if the common stock trades an average of at least 100,000 shares per week for a four week period; and (vi) curing all prior defaults under the Notes. The balance of the outstanding Notes on the balance sheet at December 31, 2001 of approximately $4,767,000, includes interest accrued through December 31, 2001 of approximately $46,000 and the remaining interest of approximately $808,000 which will be payable in quarterly payments through the current maturity date of October 31, 2005.

Subsequent to the Fiscal 2001 Restructuring, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the “Related Party Notes”). Mr. Angel, the Company’s president and chief executive officer, and an entity controlled by Mr. Angel comprise 40% of this investor group. The balance of the outstanding Related Party Notes on the balance sheet at December 31, 2001 of approximately $1,157,000, includes interest of approximately $245,000 which will be payable in semi-annual payments through October 31, 2005.

NOTE 5 –CREDIT FACILITY

The Company has entered into a credit facility agreement (“Credit Facility”). The Credit Facility provides a revolving loan of $3,000,000 which is due March 31, 2002. The Credit Facility may be renewed annually at the option of the lender. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 1.85% at December 31, 2001. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by a board member and an entity controlled by a board member. At December 31, 2001, the outstanding balance of the Credit Facility was $900,000.

NOTE 6 – EARNINGS PER SHARE

Options and warrants to purchase the Company’s common stock were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

NOTE 7 — CONTINGENCIES

The case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. (“CPPM”), v. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION, was filed on November 15, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, alleging breach of fiduciary duties, improper billing, and seeking the return of all consideration previously paid by the Company to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger and the Registration Rights Agreement. On July 13, 2001, the counterplaintiffs filed their Third Amended Counterclaim against the Company and included Mr. Charles Fernandez as a defendant in the action. The Third Amended Counterclaim alleges counts for (i) breach of contract against the Company and CPPM based on the alleged failure to register stock pursuant to the Registration Rights Agreement, the alleged failure to pay contingent merger consideration and the alleged failure to fulfill obligations pursuant to Rule 144 of the Securities Act of 1933; (ii) fraud in the inducement against the Company, CPPM and Mr. Fernandez in connection with the execution of the Registration Rights Agreement and the Agreement and Plan of Merger; (iii) violation of Florida Blue Sky Laws against the Company, CPPM and Mr. Fernandez; and (iv) conversion against the Company and CPPM. The Third Amended Counterclaim seeks an amount in excess of $4,000,000 in damages. On August 31, 2001, the Company, CPPM and Mr. Fernandez filed their Answer and Affirmative Defenses to the Third Amended Counterclaim. Discovery is ongoing. The trial is currently scheduled to begin during the two-week

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

period commencing April 29, 2002. The Company believes that there is little merit to the counterclaim and intends to vigorously defend the claims.

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs’ employment and seeks damages in excess of $250,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiff’s failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, the Company filed a Motion for Summary Judgment as to all Plaintiffs. On April 28, 2000, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. On June 5, 2000, the Company filed a Motion for Judgment on the Pleadings as to all Plaintiffs. All of the aforementioned motions were heard on June 15, 2000. On November 14, 2000, the court granted the Company’s motion as to one of the Plaintiffs’ claims for deferred and incentive compensation, but reserved as to his claim for post termination compensation related to follow-up patient care, if any. The court denied the Company’s motion as to the other two Plaintiffs. Also on November 14, 2000, the court denied the Plaintiffs motion for summary judgment in all respects. The trial started on February 13, 2001. As of the date of this filing, the trial has been continued and is scheduled to resume on or after February, 2002. The Company believes the action has little merit and intends to vigorously defend the claims.

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

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”) from Integrated Health Services, Inc. (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. In November 2001, the Company became aware that the Centers for Medicare and Medicaid Services (“CMS”) are pursuing collection from IHS, Kessler and the Company for alleged over payments and interest for certain Medicare providers purchased from IHS for services rendered during calendar years 1996 and 1997 of approximately $2.8 million. The Company disputes the validity of these claims and intends to vigorously pursue this matter.

In Fiscal 1999, the Company closed or dissolved certain subsidiaries, some of which had pending claims against them. The liability associated with these closed or dissolved subsidiaries was approximately $749,000 at June 30, 2001. In January 2002, the Company settled the majority of this liability for $25,000. Approximately $684,000 of the liability was reversed and is included as a reduction of General and Administrative Expenses during the quarter

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

ended December 31, 2001. As a result of this settlement, the liability associated with these subsidiaries was approximately $65,000 at December 31, 2001.

The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business – including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

Other than the liability associated with closed or dissolved subsidiaries discussed above and amounts previously recorded for anticipated cost report settlement matters, no liability has been recorded for the above matters as it is not possible to estimate the liability, if any, that will result from the resolution of these matters.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

GENERAL

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words “believe,” “anticipate,” “think,” “intend,” “plan,” “will be,” and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of Continucare are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form 10-K for the period ended June 30, 2001, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

GENERAL

     We are a provider of integrated outpatient healthcare and home healthcare services in Florida. As of December 31, 2001, we operated, owned and/or managed fifteen staff model clinics in south and central Florida; an Independent Practice Association (the “IPA”) with 30 physicians; and four home health agencies.

Medicare and Medicaid Reimbursement Considerations

     Our home health agencies (“HHAs”) receive reimbursement from the Medicare and Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we only derived approximately 4% of our net medical services revenue directly from the Medicare and Medicaid programs during the six months ended December 31, 2001, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Therefore, any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

The Medicare program

     Historically, Medicare has reimbursed HHAs for the “reasonable costs” for services provided to Medicare beneficiaries. Medicare-reimbursed costs are subject to audit, which may result in a decrease in payments we have previously received. The Balanced Budget Act of 1997 (the “BBA”) enacted in August 1997 contains numerous provisions related to Medicare and Medicaid reimbursement. The BBA resulted in deep cuts to provider reimbursements. Congress enacted the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA”) to provide necessary relief to various facets of the health care delivery system through remedies to both problematic policy and excessive payment reductions. Prior to the BBA, Medicare reimbursed HHAs through a cost-based reimbursement system that was criticized for providing few incentives to HHAs to maximize efficiency or control volume. The BBA, as amended by the Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1999 (“OCESAA”), called for the development and implementation of a prospective payment system (“PPS”) for Medicare HHA services. The BBA established an interim payment system (“IPS”) until PPS could be implemented. IPS lowered reimbursement limits for home health visits. The IPS cost limits apply to us for the cost reporting periods beginning after October 1997 and ending with the implementation of PPS on October 1, 2000.

     The BBA established a 15% reduction (the “Reduction”) to the cost limits and per-patient limits in place as of September 30, 1999. The BBRA delayed implementation of the Reduction until one year after the implementation of PPS. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) amends the BBRA to further delay the Reduction for an additional year. BIPA also provides for restoration of the full home health market basket update for home health services for the Centers for Medicare and Medicaid Services (“CMS”) fiscal year 2001 and establishes a special rule for payment under the PPS for HHA services for CMS’ fiscal year 2001 based on adjusted prospective payment amounts. Pursuant to this special rule, BIPA provides that for purposes of making payments for HHA services for CMS’ fiscal year 2001, CMS is required to (i) with respect to episodes and visits ending on or after October 1, 2000, and before April 1, 2001, use the final standardized and budget neutral prospective payment amounts for 60-day episodes and standardized average per visit amounts for CMS’ fiscal year 2001 as published in the final regulations establishing PPS on July 3, 2000; and (ii) with respect to episodes and visits ending on or after April 1, 2001, and before October 1, 2001, use such amounts increased by 2.2 percent. Once in effect, the Reduction may impact both Medicare and managed care reimbursement negatively.

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

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000.

Revenue

     Medical services revenues decreased 12.2% from approximately $29,924,000 for the three months ended December 31, 2000 to approximately $26,263,000 for the three months ended December 31, 2001. We provided managed care services for approximately 56,000 and 68,000 member months (members per month multiplied by the months for which services were available) during the three months ended December 31, 2001 and 2000, respectively. The decrease in revenue and member months primarily resulted from an amendment to our IPA contract with Foundation (the “2001 Amendment”). Among other things, the 2001 Amendment terminated our association with certain physician practices effective May 31, 2001, which represented approximately 70% of the IPA’s membership at that time. During the three months ended December 31, 2001 and 2000, the IPA’s membership was approximately 4,500 and 13,700, respectively.

     Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 95% and 96% during the three months ended December 31, 2001 and 2000, respectively. Revenue generated by the Humana contract was 66% and 58% of medical services revenue for the three months ended December 31, 2001 and 2000, respectively. Revenue generated by Foundation contracts was 29% and 38% of medical services revenue for the three months ended December 31, 2001 and 2000, respectively.

     Our home health agencies’ revenue was approximately 5% and 4% of medical services revenue during the three month periods ended December 31, 2001 and 2000, respectively, and consisted primarily of Medicare reimbursement.

Expenses

     Medical services expenses for the three month period ended December 31, 2001 were approximately $23,244,000 or 88.5% of medical services revenue, compared to approximately $29,191,000 or 97.6% of medical services revenue for the three month period ended December 31, 2000.

     Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $19,908,000 and $24,842,000 for the three months ended December 31, 2001 and 2000, respectively, or 79.7% and 86.0% of medical services revenues derived from our managed care entities. The annualized claims ratio for Fiscal 2001 was 81.8%. Our claims loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $3,336,000 and $4,349,000 for the three months ended December 31, 2001 and 2000, respectively, or 12.7% and 14.5% of medical services revenues. The decrease in other direct costs is primarily due to the 2001 Amendment, which resulted in the termination of our association with certain physician practices effective May 31, 2001.

     Payroll and employee benefits for administrative personnel was approximately $1,417,000 for the three months ended December 31, 2001, or 5.3% of revenues, compared to approximately $1,505,000 or 5.0% of revenue for the three months ended December 31, 2000. The decrease in payroll and employee benefits expense while increasing as a percentage of revenue resulted primarily from the 2001 Amendment, which resulted in revenues decreasing more significantly than payroll and employee benefits.

     General and administrative expenses for the three months ended December 31, 2001 were approximately $1,243,000 or 4.7% of revenues compared to approximately $1,464,000 or 4.9% of revenues for the three months ended December 31, 2000.

Loss from Operations

     Loss from operations for the three months ended December 31, 2001 was approximately $171,000 or 1% of total revenues, compared to a loss from operations of approximately $3,283,000 or 11.0% of total revenues for the three months ended December 31, 2000.

Net Loss

     Net loss for the three months ended December 31, 2001 was approximately $586,000 compared to a net loss of approximately $3,708,000 for the three months ended December 31, 2000.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000.

Revenue

     Medical services revenues decreased 16% from approximately $59,560,000 for the six months ended December 31, 2000 to approximately $49,993,000 for the six months ended December 31, 2001. We provided managed care services for approximately 106,000 and 136,000 member months (members per month multiplied by the months for which services were available) during the six months ended December 31, 2001 and 2000, respectively. The decrease in revenue and member months primarily resulted from the 2001 Amendment to our IPA contract with Foundation. During the six months ended December 31, 2001 and 2000, the IPA’s membership was approximately 8,000 and 27,000, respectively.

     Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 95% and 96% during the six months ended December 31, 2001 and 2000, respectively. Revenue generated by the Humana contract was 66% and 58% of medical services revenue for the six months ended December 31, 2001 and 2000, respectively. Revenue generated by Foundation contracts was 29% and 38% of medical services revenue for the six months ended December 31, 2001 and 2000, respectively.

     Our home health agencies’ revenue was approximately 5% and 4% of medical services revenue during the six month periods ended December 31, 2001 and 2000, respectively, and consisted primarily of Medicare reimbursement.

Expenses

     Medical services expenses for the six month period ended December 31, 2001 were approximately $44,928,000 or 89.9% of medical services revenue, compared to approximately $56,730,000 or 95.2% of medical services revenue for the six month period ended December 31, 2000.

     Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $38,406,000 and $48,188,000 for the six months ended December 31, 2001 and 2000, respectively, or 80.9% and 84.0% of medical services revenues derived from our managed care entities. The annualized claims ratio for Fiscal 2001 was 81.8%. Our claims loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $6,522,000 and $8,541,000 for the six months ended December 31, 2001 and 2000, respectively, or 13.1% and 14.3% of medical services revenues.

     Payroll and employee benefits for administrative personnel was approximately $2,703,000 for the six months ended December 31, 2001, or 5.4% of revenues, compared to approximately $2,908,000 or 4.9% of revenue for the six months ended December 31, 2000. The decrease in payroll and employee benefits expense while increasing as a percentage of revenue resulted primarily from the 2001 Amendment, which resulted in revenues decreasing more significantly than payroll and employee benefits.

     General and administrative expenses for the six months ended December 31, 2001 were approximately $2,505,000 or 5.0% of revenues compared to approximately $2,819,000 or 4.7% of revenues for the six months ended December 31, 2000. The decrease in general and administrative expenses while increasing as a percentage of revenue resulted primarily from the 2001 Amendment, which resulted in revenues decreasing more significantly than general and administrative expenses.

Loss from Operations

     Loss from operations for the six months ended December 31, 2001 was approximately $1,370,000 or 2.7% of total revenues, compared to a loss from operations of approximately $4,943,000 or 8.3% of total revenues for the six months ended December 31, 2000.

Net Loss

     Net loss for the six months ended December 31, 2001 was approximately $2,156,000 compared to a net loss of approximately $5,752,000 for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Effective June 30, 2001, we completed a restructuring of the Notes (the “Fiscal 2001 Restructuring”). The Fiscal 2001 Restructuring resulted in, among other things, the conversion of $6,219,511 of Notes into our common stock, the addition of interest of $132,317 which accrued through April 30, 2001 to the outstanding principal balance of the Notes, extending the maturity date of the Notes through October 31, 2005 and the issuance of a new note in the principal amount of approximately $912,000. The remaining outstanding principal balance of the Notes of approximately $3,913,000 was reinstated as a performing non-defaulted loan.

     The credit facility (the “Credit Facility”) provides a revolving loan of $3,000,000 which is due March 31, 2002. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 1.85% at December 31, 2001. The Credit Facility may be renewed annually at the option of the lender. The Credit Facility has been guaranteed by a board member and an entity controlled by a board member. At December 31, 2001, the balance outstanding under the Credit Facility was $900,000.

     Our net loss was approximately $2,156,000 for the six months ended December 31, 2001. Net cash provided by operating activities for the six months ended December 31, 2001 was approximately $501,000 due primarily to our net operating loss being offset by an increase in due to HMO’s of approximately $1,403,000 and non-cash amortization and depreciation of approximately $1,336,000.

     Net cash used in investing activities for the six months ended December 31, 2001 was approximately $67,000, primarily for the purchase of computer and office equipment. Net cash used in financing activities for the six months ended December 31, 2001 was approximately $378,000, which primarily resulted from a net increase in our Credit Facility of $400,000 and offset by scheduled payments for various notes payable of approximately $778,000.

     Our working capital deficit was approximately $9,625,000 at December 31, 2001.

     The financial statements have been prepared assuming we will continue as a going concern. We continue to take steps to improve our cash flow and profitability. We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and advantageous HMO benefit changes, the Credit Facility and negotiated extensions of current obligations. However, there can be no assurances that these sources of funds will be sufficient to fund our operations and satisfy our obligations as they become due. Also, an adverse determination of the matters disclosed on Note 7 — Contingencies could have a material adverse effect on our financial position.

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

     On October 27, 2001, the American Stock Exchange (the “Exchange”) notified us of its decision to continue to list our common stock pending a review of our Form 10-Q for the period ending December 31, 2001. As of the date of this filing, we are still below the continued listing requirements of the Exchange with respect to the requirement to not sustain losses from continuing operations and/or net losses in two of our three most recent fiscal years. We are unable to guarantee that the Exchange will continue to list our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2001, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have an immaterial impact in our net loss for the six months ended December 31, 2001. There would have been no impact on the net loss for the six months ended December 31, 2000 as there were no balances outstanding under the Credit Facility during that period. We have no material risk associated with foreign currency exchange rates or commodity prices.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

     The case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. ("CPPM"), v. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION, was filed on November 15, 1999 in the Circuit Court of the 11th Judicial District in and for Miami-Dade County, alleging breach of fiduciary duties, improper billing, and seeking the return of all consideration previously paid by us to ZAG, and damages, as well as seeking rescission of the Agreement and Plan of Merger and the Registration Rights Agreement. On July 13, 2001, the counterplaintiffs filed their Third Amended Counterclaim against us and included Mr. Charles Fernandez as a defendant in the action. The Third Amended Counterclaim alleges counts for (i) breach of contract against us and CPPM based on the alleged failure to register stock pursuant to the Registration Rights Agreement, the alleged failure to pay contingent merger consideration and the alleged failure to fulfill obligations pursuant to Rule 144 of the Securities Act of 1933; (ii) fraud in the inducement against us, CPPM and Mr. Fernandez in connection with the execution of the Registration Rights Agreement and the Agreement and Plan of Merger; (iii) violation of Florida Blue Sky Laws against us, CPPM and Mr. Fernandez; and (iv) conversion against us and CPPM. The Third Amended Counterclaim seeks an amount in excess of $4,000,000 in damages. On August 31, 2001, an Answer and Affirmative Defenses to the Third Amended Counterclaim was filed by us, CPPM and Mr. Fernandez, Discovery is ongoing. The trial is currently scheduled to begin during the two-week period commencing April 29, 2002. We believe that there is little merit to the counterclaim and intend to vigorously defend the claims.

     On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”) from Integrated Health Services, Inc. (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. In November 2001, we became aware that the Centers for Medicare and Medicaid Services (“CMS”) are pursuing collection from us, IHS and Kessler for alleged over payments and interest for certain Medicare providers purchased from IHS for services rendered during calendar years 1996 and 1997 of approximately $2.8 million. We dispute the validity of these claims and intend to vigorously pursue this matter.

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
4.1 Form of Convertible Promissory Note
(b)	Reports on Form 8-K
None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION

Dated: February 13, 2002	By:	/s/ Spencer J. Angel Spencer J. Angel Chief Executive Officer and President

	By:	/s/ Janet L. Holt Janet L. Holt Chief Financial Officer