Form 10-Q
period 2002-03-31
CONTINUCARE CORP
filed 2002-05-14
CIK 803352

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)

80 Southwest Eighth Street
Suite 2350
Miami, Florida 33130
(Address of principal executive offices)
(Zip Code)

(305) 350-7515
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

At May 8, 2002, the Registrant had 39,634,601 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	June 30, 2001

	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$630,656	$525,482

Accounts receivable, net of allowance for doubtful accounts of approximately $5,863,000 at March 31, 2002 and $5,802,000 at June 30, 2001	149,190	81,132

Other receivables	558,520	763,637

Due from HMOs, net	164,663	622,666

Prepaid expenses and other current assets	475,867	306,261

Total current assets	1,978,896	2,229,178

Equipment, furniture and leasehold improvements, net	629,508	703,494

Goodwill, net of accumulated amortization of approximately $3,661,000 at March 31, 2002 and June 30, 2001	14,663,392	14,663,392

Intangible assets, net of accumulated amortization of approximately $5,286,000 at March 31, 2002 and approximately $4,685,000 at June 30, 2001	2,251,926	2,853,359

Deferred financing costs, net of accumulated amortization of approximately $2,667,000 at March 31, 2002 and $1,706,000 at June 30, 2001	738,281	1,698,750

Other assets, net	79,197	74,731

Total assets	$20,341,200	$22,292,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$630,422	$739,506

Accrued expenses	2,115,806	2,270,695

Accrued salaries and benefits	902,623	579,805

Credit Facility	1,800,000	500,000

Advances from HMO	—	450,000

Due to Medicare, net	100,470	500,045

Current portion of convertible subordinated notes payable	273,896	273,896

Current portion of long term debt	5,262,303	4,952,076

Current portion of related party notes payable	63,854	53,211

Accrued interest payable	15,024	17,703

Current portion of capital lease obligations	151,574	149,915

Total current liabilities	11,315,972	10,486,852

Capital lease obligations, less current portion	8,279	99,774

Convertible subordinated notes payable, less current portion	4,424,942	4,630,364

Long term debt, less current portion	3,149,083	1,011,704

Related party notes payable, less current portion	1,093,113	1,135,683

Total liabilities	19,991,389	17,364,377

Commitments and contingencies

Shareholders’ equity

Common stock; $0.0001 par value; 100,000,000 shares authorized:

42,630,794 shares issued and 39,634,601 shares outstanding at March 31, 2002; 42,455,794 shares issued and 39,459,601 shares outstanding at June 30, 2001	3,694	3,946

Additional paid-in capital	59,511,614	59,511,632

Accumulated deficit	(53,741,066)	(49,162,350)

Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	349,811	4,928,527

Total liabilities and shareholders’ equity	$20,341,200	$22,292,904

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,

	2002	2001

Medical services revenue, net	$28,169,950	$29,589,882

Expenses:

Medical services:

Medical claims	20,579,273	23,290,468

Contractual revision of previously recorded medical claims liability	—	(4,638,205)

Other	3,810,889	4,275,068

Payroll and employee benefits	1,524,666	1,494,662

Provision for bad debts	24,023	—

Professional fees	686,147	256,581

General and administrative	996,014	1,348,147

Depreciation and amortization	170,290	727,900

Subtotal	27,791,302	26,754,621

Income from operations	378,648	2,835,261

Other income (expense):

Interest income	3,551	6,733

Interest expense	(363,814)	(448,083)

Provision for Medicare settlement related to terminated operations	(2,440,971)	—

Net (loss) income	$(2,422,586)	$2,393,911

Basic and diluted (loss) income per common share	$(.06)	$.07

Basic and diluted weighted average number of common shares outstanding	39,479,045	33,240,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,

	2002	2001

Medical services revenue, net	$78,163,253	$89,149,934

Expenses:

Medical services:

Medical claims	58,984,978	71,478,867

Contractual revision of previously recorded medical claims liability	—	(4,638,205)

Other	10,332,878	12,816,254

Payroll and employee benefits	4,227,327	4,402,353

Provision for bad debts	60,472	—

Professional fees	1,193,679	851,187

General and administrative	3,501,234	4,167,640

Depreciation and amortization	854,073	2,180,035

Subtotal	79,154,641	91,258,131

Loss from operations	(991,388)	(2,108,989)

Other income (expense):

Interest income	33,436	31,142

Interest expense	(1,179,793)	(1,280,989)

Provision for Medicare settlement related to terminated operations	(2,440,971)	—

Other	—	304

Net loss	$(4,578,716)	$(3,357,740)

Basic and diluted loss per common share	$(.12)	$(.10)

Basic and diluted weighted average number of common shares outstanding	39,465,988	33,240,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,578,716)	$(3,357,740)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation and amortization, including amortization of deferred loan costs	1,826,850	3,270,480

Provision for bad debts	60,472	—

Contractual revision of previously recorded medical claims liability	—	(4,638,205)

(Gain) loss on disposal of assets and release from asset related liabilities	(28,642)	33,426

Changes in operating assets and liabilities, excluding the effect of acquisitions and disposals:

Increase in accounts receivable	(128,530)	(52,778)

(Increase) decrease in prepaid expenses and other current assets	(169,606)	61,295

Decrease in other receivables	205,117	220,164

Increase in other assets	(4,466)	(21,828)

Increase in due to/from HMO’s, net	458,003	1,899,430

Increase in due to Medicare	2,515,684	548,866

Decrease in accounts payable and accrued expenses	58,845	258,740

(Decrease) increase in accrued interest payable	(2,679)	6,172

Net cash provided by (used in) operating activities	212,332	(1,771,978)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from disposal of equipment	—	1,500

Property and equipment additions	(156,331)	(215,580)

Net cash used in investing activities	(156,331)	(214,080)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on convertible subordinated notes	(205,422)	(350,000)

Payments on related party notes	(31,927)	—

Principal repayments under capital lease obligation	(83,516)	(66,276)

Net borrowings on Credit Facility	1,300,000	600,000

Advances from HMO’s	—	1,450,000

Payment on advances from HMOs	(450,000)	(563,311)

Repayments to Medicare per agreement	(479,962)	(501,965)

Repayments on notes payable	—	(150,000)

Net cash provided by financing activities	49,173	418,448

Net increase (decrease) in cash and cash equivalents	105,174	(1,567,610)

Cash and cash equivalents at beginning of period	525,482	2,535,540

Cash and cash equivalents at end of period	$630,656	$967,930

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for refunds due to Medicare for overpayments	$2,915,259	$370,622

Purchase of furniture and fixtures with proceeds of capital lease obligations	$36,252	$166,621

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

NOTE 1 — UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

As of March 31, 2002, the Company operated, owned and/or managed: fifteen staff model clinics in south and central Florida; independent practice associations with 43 physicians; and four home health agencies. For the nine months ended March 31, 2002, approximately 66% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc. (“Humana”) and 29% of net medical services revenue was derived from managed care contracts with Foundation Health, A Florida Health Plan, Inc. (“Foundation”). For the nine months ended March 31, 2001 approximately 57% of net medical services revenue was derived from managed care contracts with Humana and 39% of net medical services revenue was derived from managed care contracts with Foundation.

During Fiscal 2001 and continuing into the first quarter of Fiscal 2002, the Company experienced a high claims loss ratio, resulting in operating losses and a significant working capital deficiency. Changes in the claims loss ratio are due to fluctuations in utilization as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs.

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
MARCH 31, 2002
(UNAUDITED)

5) and negotiated extensions of current obligations. However, there can be no assurances that these sources of funds will be sufficient to fund operations and satisfy its obligations as they become due.

NOTE 3 — ADOPTION OF NEW ACCOUNTING STANDARD

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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2002	2001	2002	2001

Reported Net (Loss) Income	$(2,422,586)	$2,393,911	$(4,578,716)	$(3,357,740)

Add back amortization of intangible assets no longer subject to amortization	—	265,329	—	795,986

	$(2,422,586)	$2,659,240	$(4,578,716)	$(2,561,754)

Basic and diluted earnings per share:

Reported net (loss) income	$(.06)	$.07	$(.12)	$(.10)

Goodwill amortization	—	.01	—	.02

Adjusted Net Loss	$(.06)	$.08	$(.12)	$(.08)

NOTE 4 — CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable (the “Notes”) originally due on October 31, 2002. Through a series of repurchases and troubled debt restructurings in Fiscal 2001 and 2000, the outstanding principal balance of the Notes on the balance sheet at March 31, 2002 has been reduced to approximately $3,913,000.

Effective June 30, 2001, the Company completed a restructuring of the Notes (the “Fiscal 2001 Restructuring”) which resulted in the conversion of Notes in the principal amount of approximately $6,220,000 to approximately 6,220,000 shares of the Company’s common stock and the issuance of a new convertible note (the “New Note”) to Frost Nevada Limited Partnership (“Frost Nevada”), an entity controlled by Dr. Phillip Frost, then Vice Chairman of the Company’s Board of Directors, with a principal balance of $912,195.

Also as part of the Fiscal 2001 Restructuring, holders of approximately $3,780,000 of outstanding Notes restructured various terms of the Notes, which included, among other things, the following: (i) adding interest of $132,317 which accrued through April 30, 2001 to the outstanding principal balance; (ii) extending the maturity date through October 2005; (iii) reducing the conversion rate from $2.00 to $1.00; (iv) providing for quarterly interest payments; (v) adding a call provision if the outstanding common stock trades at or above $2.50 per share for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

twenty trading days and if the common stock trades an average of at least 100,000 shares per week for a four week period; and (vi) curing all prior defaults under the Notes. The balance of the outstanding Notes on the balance sheet at March 31, 2001 of approximately $4,699,000, includes interest accrued through March 31, 2002 of approximately $46,000 and the remaining interest of approximately $740,000 which will be payable in quarterly payments through the current maturity date of October 31, 2005.

Subsequent to the Fiscal 2001 Restructuring, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the “Related Party Notes”). Mr. Angel, the Company’s president and chief executive officer, and an entity controlled by Mr. Angel comprise 40% of this investor group. The balance of the outstanding Related Party Notes on the balance sheet at March 31, 2002 of approximately $1,157,000, includes interest accrued through March 31, 2002 of approximately $16,000 and the remaining interest of approximately $229,000 which will be payable in semi-annual payments through October 31, 2005.

NOTE 5 — CREDIT FACILITY

The Company has entered into a credit facility agreement (“Credit Facility”). The Credit Facility provides a revolving loan of $3,000,000 which is due and expires on March 31, 2003. The Credit Facility may be renewed annually at the option of the lender. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which is 1.83% at March 31, 2002. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by a shareholder and an entity controlled by a board member. At March 31, 2002, the outstanding balance of the Credit Facility was $1,800,000.

NOTE 6 — EARNINGS PER SHARE

Options and warrants to purchase the Company’s common stock were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

NOTE 7 — CONTINGENCIES

The Company settled the case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. (“CPPM”), V. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION (COLLECTIVELY “ZAG”). As part of the settlement, the Company released all existing restrictions on 575,000 shares of common stock previously delivered in accordance with the Agreement and Plan of Merger and Registration Rights Agreement, dated September 18, 1998 and issued an additional 175,000 shares of the Company’s common stock to the shareholders of ZAG. Additionally, all parties executed mutual general releases.

The Company is a party to the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. V. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. This case was filed in May 1999 in the Circuit Court for Broward County, Florida. The complaint alleges breach of employment contracts based on the early termination of the Plaintiffs’ employment and seeks damages in excess of $250,000. On January 5, 2000, the Company filed a counterclaim alleging breach of contract in connection with the Plaintiff’s failure to return certain computer equipment, as well as a breach of the non-compete covenant. On February 18, 2000, the Company filed a Motion for Summary Judgment as to all Plaintiffs. On April 28, 2000, the Plaintiffs filed a Motion for Summary Judgment as to the issue of liability. On June 5, 2000, the Company filed a Motion for Judgment on the Pleadings as to all Plaintiffs. All of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

aforementioned motions were heard on June 15, 2000. On November 14, 2000, the court granted the Company’s motion as to one of the Plaintiffs’ claims for deferred and incentive compensation, but reserved as to his claim for post termination compensation related to follow-up patient care, if any. The court denied the Company’s motion as to the other two Plaintiffs. Also on November 14, 2000, the court denied the Plaintiffs motion for summary judgment in all respects. The trial started on February 13, 2001. As of the date of this filing, the trial has been continued and is scheduled to resume on or after June 28, 2002. The Company believes the action has little merit and intends to vigorously defend the claims.

Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. V. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDAN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability and seeks damages in excess of $15,000. The Company filed its answer on May 3, 2000. Discovery is still proceeding. The Company has made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was initially rejected, but is currently being re-evaluated. The Company and the insurance carriers for Kahn and Riskin, M.D. have been discussing apportionment of responsibilities. The Company believes it has meritorious defenses and intends to vigorously pursue them.

The Company is a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS V. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.M.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleges vicarious liability and seeks damages in excess of $15,000. The Company believes it has meritorious defenses and intends to vigorously pursue them.

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”). from Integrated Health Services, Inc. (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, the Company became aware that the Centers for Medicare and Medicaid Services (“CMS”) was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alledged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number (the “Providers”) for services rendered during calendar years 1996, 1997 and 1998 (collectively, the “Alleged Overpayments”). The Company was aware of its obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, the Company recorded an estimate for the overpayments indicated on those cost reports. When the Company purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to the Company’s purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relates to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that CMS was pursuing the Company as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While the Company disputes the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to the Company’s home health agencies, the Company has entered into a memorandum of understanding for the 1996 cost report year (the “Memorandum”) and has recorded an approximately $2,440,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, the Company will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. The Company has retained the right to dispute the Alleged Overpayments and continues to review and evaluate all information available to determine the validity of CMS’ claims. This Provision for Medicare Settlement Related to Terminated Operations has increased the accrual for all Alleged Overpayments to approximately $3,004,000, of which approximately $419,000 is reflected in current liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

In Fiscal 1999, the Company closed or dissolved certain subsidiaries, some of which had pending claims against them. The liability associated with these closed or dissolved subsidiaries was approximately $749,000 at June 30, 2001. In January 2002, the Company settled the majority of this liability for $25,000. Approximately $684,000 of the liability was reversed and was included as a reduction of General and Administrative Expenses during the quarter ended December 31, 2001. In March 2002, it was determined that the remaining balance of the rationalization liability had been resolved in a prior year. Accordingly, the remaining balance of the rationalization liability of approximately $40,000 was reversed and included as a reduction of General and Administrative Expenses during the quarter ended March 31, 2002.

The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business - including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

Other than the liability associated with the Alleged Overpayments discussed above, no liability has been recorded for the above matters as it is not possible to estimate the liability, if any, that will result from the resolution of these matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

GENERAL

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words “believe,” “anticipate,” “think,” “intend,” “plan,” “will be,” and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of Continucare are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form 10-K for the period ended June 30, 2001, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings or other contingencies (See Note 7-Contingencies to the Condensed Consolidated Financial Statements); and labor and employee benefit costs.

GENERAL

     We are a provider of integrated outpatient healthcare and home healthcare services in Florida. As of March 31, 2002, we operated, owned and/or managed fifteen staff model clinics in south and central Florida; independent practice associations with 43 physicians; and four home health agencies.

Medicare and Medicaid Reimbursement Considerations

     Our home health agencies (“HHAs”) receive reimbursement from the Medicare and Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we only derived approximately 4% of our net medical services revenue directly from the Medicare and Medicaid programs during the nine months ended March 31, 2002, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Therefore, any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

The Medicare Program

     Historically, Medicare has reimbursed HHAs for the “reasonable costs” for services provided to Medicare beneficiaries. Medicare-reimbursed costs are subject to audit, which may result in a decrease in payments we have previously received. The Balanced Budget Act of 1997 (the “BBA”) enacted in August 1997 contains numerous provisions related to Medicare and Medicaid reimbursement. The BBA resulted in deep cuts to provider reimbursements. Congress enacted the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA”) to provide necessary relief to various facets of the health care delivery system through remedies to both problematic policy and excessive payment reductions. Prior to the BBA, Medicare reimbursed HHAs through a cost-based reimbursement system that was criticized for providing few incentives to HHAs to maximize efficiency or control volume. The BBA, as amended by the Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1999 (“OCESAA”), called for the development and implementation of a prospective payment system (“PPS”) for Medicare HHA services. The BBA established an interim payment system (“IPS”) until PPS could be implemented. IPS lowered reimbursement limits for home health visits. The IPS cost limits applied to us for the cost reporting periods beginning after October 1997 and ending with the implementation of PPS on October 1, 2000.

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

The Medicaid Program

     Pursuant to the Medicaid program, the Federal government supplements funds provided by the various states for medical assistance to the medically indigent. Payment for such medical and health services is made to providers in an amount determined in accordance with procedures and standards established by state law under federal guidelines. Significant changes have been and may continue to be made in the Medicaid program, which may have an adverse effect on our financial condition, results of operations and cash flows. During certain fiscal years, the amounts appropriated by state legislatures for payment of Medicaid claims have not been sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may have an adverse effect on our cash flow, results of operations and financial condition. Revenue derived from Medicaid was immaterial during the nine month periods ended March 31, 2002 and 2001.

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

     Medicare retrospectively audits all reimbursements paid to participating providers, including those now or previously managed and/or owned by us, including without limitation, hospital outpatient departments, CORFs, ORFs, and HHAs. Accordingly, at any time, we could be subject to overpayment notices for Medicare reimbursements the Company has previously received and refund obligations for prior period cost reports that have not been audited and settled as of the date hereof. (See Note 7-Contingencies to the Condensed Consolidated Financial Statements.)

Accounting Policies

General — We have adopted accounting policies which we believe will result in an accurate presentation of our financial position. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the following: (1) revenue recognition; (2) recording the cost of health care services and (3) consideration of impairment of intangible assets.

Revenue recognition — Revenue is recorded in the period services are rendered as determined by the respective contract.

Under our contracts with HMOs, we receive a fixed, monthly fee for each covered life in exchange for assuming responsibility for the provision of medical services. To the extent that patients require more frequent or expensive care than we anticipated, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid healthcare services with HMOs. No contracts are considered loss contracts at March 31, 2002 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

Amounts received for treatment of individuals covered by Medicare, Medicaid and other contracted reimbursement programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of our facilities. Final determination of amounts received from Medicare and Medicaid is subject to review and audit by the appropriate agencies. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to revenues in the period the final determination is made.

Recording the cost of health care services — The cost of health care services provided or contracted for is accrued in the period in which it is provided. On a monthly basis we provide for claims incurred but not yet reported based on past experience together with current factors. On a quarterly basis, the incurred but not yet reported claims are also calculated by an independent actuary and compared to those previously recorded to ensure that these incurred but not reported claims are accurately stated. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the period of determination. Although considerable variability is inherent in such estimates, we believe that the amounts accrued for incurred but not reported medical claims are adequate.

Consideration of impairment of costs in excess of net tangible assets — We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time as an impairment is determined, the intangible assets are written off during that period. Although considerable care is taken to ensure that impairment losses are recorded as soon as indicators of impairment are noted, material differences could occur if different, but nonetheless reasonably plausible, indicators existed.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

Revenue

     Medical services revenues decreased 4.8% from approximately $29,590,000 for the three months ended March 31, 2001 to approximately $28,170,000 for the three months ended March 31, 2002. We provided managed care services for approximately 58,000 and 64,000 member months (members per month multiplied by the months for which services were available) during the three months ended March 31, 2002 and 2001, respectively. The decrease in revenue and member months primarily resulted from an amendment to our independent practice association (“IPA”) contract with Foundation (the “2001 Amendment”). Among other things, the 2001 Amendment terminated our association with certain physician practices effective May 31, 2001, which represented approximately 70% of the Foundation IPA’s membership at that time. During the three months ended March 31, 2002 and 2001, the Foundation IPA’s member months were approximately 5,400 and 13,500, respectively.

     Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 95% and 96% during the three months ended March 31, 2002 and 2001, respectively. Revenue generated by the Humana contract was 65% and 56% of medical services revenue for the three months ended March 31, 2002 and 2001, respectively. Revenue generated by Foundation contracts was 30% and 40% of medical services revenue for the three months ended March 31, 2002 and 2001, respectively.

     Our home health agencies’ revenue was approximately 5% and 4% of medical services revenue during the three month periods ended March 31, 2002 and 2001, respectively, and consisted primarily of Medicare reimbursement.

Expenses

     Effective March 31, 2001, we negotiated an amendment to our Foundation IPA contract. The 2001 Amendment, among other things, eliminated the medical claims liability incurred by the Foundation IPA through March 31, 2001 and reduced other liabilities to Foundation. As a result, we recorded a contractual revision of previously recorded medical claims liability of approximately $4,638,000 (the “2001 Contractual Adjustment”).

     Medical services expenses for the three month period ended March 31, 2002 were approximately $24,390,000 or 86.6% of medical services revenue, compared to approximately $27,566,000 or 93.2% of medical services revenue for the three months ended March 31, 2001 excluding the 2001 Contractual Adjustment.

     Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $20,579,000 and $23,290,000 for the three months ended March 31, 2002 and 2001, respectively, or 76.8% and 82.4% of medical services revenues derived from our managed care entities prior to the 2001 Contractual Adjustment of claims expense. Our claims loss ratio varies from quarter to quarter due to fluctuations in utilization as well as increases in medical costs without counterbalancing increases in premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $3,811,000 and $4,275,000 for the three months ended March 31, 2002 and 2001, respectively, or 13.5% and 14.4% of medical services revenues. The decrease in other direct costs is primarily due to the 2001 Amendment, which resulted in the termination of our association with certain physician practices effective May 31, 2001.

     Payroll and employee benefits for administrative personnel was approximately $1,525,000 for the three months ended March 31, 2002, or 5.4% of medical services revenues, compared to approximately $1,495,000 or 5.1% of medical services revenues for the three months ended March 31, 2001.

     General and administrative expenses for the three months ended March 31, 2002 were approximately $996,000 or 3.5% of medical services revenues compared to approximately $1,348,000 or 4.6% of medical services revenues for the three months ended March 31, 2001.

Income from Operations

     Income from operations for the three months ended March 31, 2002 was approximately $379,000 or 1.3% of medical services revenues, compared to income from operations of approximately $2,835,000 or 9.6% of medical services revenues for the three months ended March 31, 2001.

Provision for Medicare Settlement Related to Terminated Operations

     The Provision for Medicare Settlement Related to Terminated Operations recorded during the three months ended March 31, 2002, relates to alleged overpayments by CMS to a former subsidiary. On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”) from Integrated Health Services, Inc. (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, we became aware that the Centers for Medicare and Medicaid Services (“CMS”) was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number (the “Providers”) for services rendered during calendar years 1996, 1997 and 1998 (collectively, the “Alleged Overpayments”). We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relates to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While we dispute the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to our home health agencies, we have entered into a memorandum of understanding for the 1996 cost report year (the “Memorandum”) and have recorded an approximately $2,440,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, we will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. We have retained the right to dispute the Alleged Overpayments and continue to review and evaluate all information available to determine the validity of CMS’ claims. This Provision for Medicare Settlement Related to Terminated Operations has increased the accrual for all Alleged Overpayments to approximately $3,004,000, of which approximately $419,000 is reflected in current liabilities. (See Note 7—Contingencies to the Condensed Consolidated Financial Statements.)

Net (Loss) Income

     Net loss for the three months ended March 31, 2002 was approximately $2,423,000 compared to net income of approximately $2,394,000 for the three months ended March 31, 2001.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE NINE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2001.

Revenue

     Medical services revenues decreased 12.3% from approximately $89,150,000 for the nine months ended March 31, 2001 to approximately $78,163,000 for the nine months ended March 31, 2002. We provided managed care services for approximately 164,000 and 200,000 member months (members per month multiplied by the months for which services were available) during the nine months ended March 31, 2002 and 2001, respectively. The decrease in revenue and member months primarily resulted from the 2001 Amendment to our Foundation IPA contract. During the nine months ended March 31, 2002 and 2001, the Foundation IPA’s member months were approximately 13,900 and 40,600, respectively.

     Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 95% and 96% during the nine months ended March 31, 2002 and 2001, respectively. Revenue generated by the Humana contract was 66% and 57% of medical services revenue for the nine months ended March 31, 2002 and 2001, respectively. Revenue generated by Foundation contracts was 29% and 39% of medical services revenue for the nine months ended March 31, 2002 and 2001, respectively.

     Our home health agencies’ revenue was approximately 5% and 4% of medical services revenue during the nine month periods ended March 31, 2002 and 2001, respectively, and consisted primarily of Medicare reimbursement.

Expenses

     Effective March 31, 2001, we negotiated an amendment to our Foundation IPA contract. The 2001 Amendment, among other things, eliminated the medical claims liability incurred by the Foundation IPA through March 31, 2001 and reduced other liabilities to Foundation. As a result, we recorded a contractual revision of previously recorded medical claims liability of approximately $4,638,000.

     Medical services expenses for the nine month period ended March 31, 2002 were approximately $69,318,000,000 or 88.7% of medical services revenue, compared to approximately $84,295,000 or 94.6% of medical services revenue for the nine months ended March 31, 2001 excluding the 2001 Contractual Adjustment.

     Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $58,985,000 and $71,479,000 for the nine months ended March 31, 2002 and 2001, respectively, or 79.4% and 83.4% of medical services revenues derived from our managed care entities prior to the 2001 Contractual Adjustment of claims expense. Our claims loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $10,333,000 and $12,816,000 for the nine months ended March 31, 2002 and 2001, respectively, or 13.2% and 14.4% of medical services revenues. The decrease in other direct costs is primarily due to the 2001 Amendment, which resulted in the termination of our association with certain physician practices effective May 31, 2001.

     Payroll and employee benefits for administrative personnel was approximately $4,227,000 for the nine months ended March 31, 2002, or 5.4% of medical services revenues, compared to approximately $4,402,000 or 4.9% of medical services revenue for the nine months ended March 31, 2001.

     General and administrative expenses for the nine months ended March 31, 2002 were approximately $3,501,000 or 4.5% of medical services revenues compared to approximately $4,168,000 or 4.7% of medical services revenues for the nine months ended March 31, 2001. The decrease in general and administrative expenses while increasing as a percentage of revenue resulted primarily from the 2001 Amendment, which resulted in revenues decreasing more significantly than general and administrative expenses.

Loss from Operations

     Loss from operations for the nine months ended March 31, 2002 was approximately $991,000 or 1.3% of medical services revenues, compared to a loss from operations of approximately $2,109,000 or 2.4% of medical services revenues for the nine months ended March 31, 2001.

Provision for Medicare Settlement Related to Terminated Operations

     The Provision for Medicare Settlement Related to Terminated Operations recorded during the nine months ended March 31, 2002, relates to alleged overpayments by CMS to a former subsidiary. On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, we became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alledged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relates to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While we dispute the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to our home health agencies, we have entered into a memorandum of understanding for the 1996 cost report year and have recorded an approximately $2,440,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, we will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. We have retained the right to dispute the Alleged Overpayments and continue to review and evaluate all information available to determine the validity of CMS’ claims. This Provision for Medicare Settlement Related to Terminated Operations has increased the accrual for all Alleged Overpayments to approximately $3,004,000, of which approximately $419,000 is reflected in current liabilities. (See Note 7-Contingencies to the Condensed Consolidated Financial Statements.)

Net Loss

     Net loss for the nine months ended March 31, 2002 was approximately $4,579,000 compared to a net loss of approximately $3,358,000 for the nine months ended March 31, 2001.

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

     The credit facility (the “Credit Facility”) provides a revolving loan of $3,000,000 which is due and expires on March 31, 2003. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 1.83% at March 31, 2002. The Credit Facility may be renewed annually at the option of the lender. The Credit Facility has been guaranteed by a shareholder and an entity controlled by a board member. At March 31, 2002, the balance outstanding under the Credit Facility was $1,800,000.

     Our net loss was approximately $4,579,000 for the nine months ended March 31, 2002. Net cash provided by operating activities for the nine months ended March 31, 2002 was approximately $212,332 due primarily to our net operating loss being offset by an increase in due to HMO’s of approximately $458,000, an increase in due to Medicare of approximately $2,516,000 and non-cash amortization and depreciation of approximately $1,827,000.

     Net cash used in investing activities for the nine months ended March 31, 2002 was approximately $156,000, primarily for the purchase of computer and office equipment. Net cash provided by financing activities for the nine months ended March 31, 2002 was approximately $49,000, which primarily resulted from a net increase in our Credit Facility of $1,300,000 and offset by scheduled payments for various notes payable of approximately $1,251,000.

     Our working capital deficit was approximately $9,337,000 at March 31, 2002.

     The financial statements have been prepared assuming we will continue as a going concern. We continue to take steps to improve our cash flow and profitability. We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and advantageous HMO benefit changes, the Credit Facility and negotiated extensions of current obligations. However, there can be no assurances that these sources of funds will be sufficient to fund our operations and satisfy our obligations as they become due. Also, an adverse determination of the matters disclosed in Note 7-Contingencies of our financial statements could have a material adverse effect on our financial position and future cash flows.

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

     On April 26, 2002, the American Stock Exchange (the “Exchange”) notified us of its decision to continue to list our common stock through December 31, 2003 pending submission of a plan to the Exchange by May 28, 2002 to regain compliance with the continued listing standards by December 31, 2003. As of the date of this filing, we are still below the continued listing requirements of the Exchange with respect to requirements which include the need for us to maintain stockholders’ equity of at least $4 million and not sustain losses from continuing operations and/or net losses in two of our three most recent fiscal years. We are unable to guarantee that the Exchange will continue to list our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2002, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have an immaterial impact in our net loss for the nine months ended March 31, 2002 and 2001. We have no material risk associated with foreign currency exchange rates or commodity prices

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We settled the case of CONTINUCARE CORPORATION, A FLORIDA CORPORATION, CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. (“CPPM”), V. JAY A. ZISKIND, AN INDIVIDUAL, KENNETH I. ARVIN, AN INDIVIDUAL, TRACY ARVIN, AN INDIVIDUAL, ZISKIND & ARVIN, P.A., A PROFESSIONAL ASSOCIATION, NORMAN B. GAYLIS, M.D., AN INDIVIDUAL AND ZAG GROUP, INC., A FLORIDA CORPORATION (COLLECTIVELY “ZAG”). As part of the settlement, we released all existing restrictions on 575,000 shares of common stock previously delivered in accordance with the Agreement and Plan of Merger and Registration Rights Agreement, dated September 18, 1998 and issued an additional 175,000 shares of our common stock to the shareholders of ZAG. Additionally, all parties executed mutual general releases.

We are a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS V. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.M.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleges vicarious liability and seeks damages in excess of $15,000. We believe we have meritorious defenses and intend to vigorously pursue them.

On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, we became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS' and RMS' efforts to collect on the Alleged Overpayments that relates to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While we dispute the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS' aggressive collection procedures which included the threat of withholding payments to our home health agencies, we have entered into a memorandum of understanding for the 1996 cost report year and have recorded an approximately $2,440,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, we will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. We have retained the right to dispute the Alleged Overpayments and continue to review and evaluate all information available to determine the validity of CMS' claims. This Provision for Medicare Settlement Related to Terminated Operations has increased the accrual for all Alleged Overpayments to approximately $3,004,000, of which approximately $419,000 is reflected in current liabilities.

Item 2. Changes in Securities and Use of Proceeds

     (c)  We issued an aggregate of 175,000 shares of our common stock in connection with a settlement of litigation with ZAG Group, Inc. (“ZAG”) and its shareholders. The issuance of the 175,000 shares to the shareholders of ZAG relates back to the issuance of an aggregate of 575,000 shares to the shareholders of ZAG pursuant to an Agreement and Plan of Merger and Registration Rights Agreement, dated September 18, 1998. All such share issuances were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions not involving public offerings.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on March 5, 2002, the shareholders voted to elect Spencer J. Angel, Dr. Phillip Frost, Robert J. Cresci, Patrick M. Healy and Richard C. Pfenniger, Jr. as Directors. The number of votes cast for, against or withheld, with respect to each of the nominees, were as follows:

Nominee	For	Against	Withheld

Spencer J. Angel	23,789,331	10,700	—

Dr. Phillip Frost	23,716,731	83,300	—

Robert J. Cresci	23,789,331	10,700	—

Patrick M. Healy	23,789,331	10,700	—

Richard C. Pfenniger, Jr.	23,789,331	10,700	—

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION

Dated: May 14, 2002	By: /s/ Spencer J. Angel

Spencer J. Angel Chief Executive Officer and President

By: /s/ Janet L. Holt

Janet L. Holt Chief Financial Officer