Form 10-K
period 2002-06-30
CONTINUCARE CORP
filed 2002-09-27
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended: June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to __________________

Commission file number: 001-12115

CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	59-2716023
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

80 SW 8th STREET
SUITE 2350
MIAMI, FLORIDA	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 350-7515

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.0001 PAR VALUE	AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [   ]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 23, 2002 (computed by reference to the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on such date): $5,660,844.

     Number of shares outstanding of each of the registrant’s classes of Common Stock at September 23, 2002: 40,434,601 shares of Common Stock, $.0001 par value per share.

GENERAL

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “Continucare” or the “Company” refers to Continucare Corporation and our consolidated subsidiaries. We disclaim any intent or obligation to update “forward looking statements.” All references to a Fiscal year are to our fiscal year which ends June 30. As used herein, Fiscal 2003 refers to fiscal year ending June 30, 2003, Fiscal 2002 refers to fiscal year ending June 30, 2002, Fiscal 2001 refers to fiscal year ending June 30, 2001 and Fiscal 2000 refers to fiscal year ending June 30, 2000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Sections of this Annual Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” “could,” “should,” “may,” and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Annual Report contains forward-looking statements, including the following:

•	our ability to service our indebtedness, make capital expenditures and respond to capital needs;

•	our ability to enhance the services we provide to our members;

•	our ability to strengthen our medical management capabilities;

•	our ability to improve our physician network;

•	our ability to renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	our ability to maintain our listing with the American Stock Exchange and our ability to regain compliance with the listing standards of the American Stock Exchange;

•	our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	our ability to establish relationships and expand into new geographic markets; and

•	our ability to restructure any of our debt or current liabilities.

     The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors we discuss elsewhere in this Annual Report, including the section entitled “Risk Factors,” could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payors;

•	future legislation and changes in governmental regulations;

•	retroactive cost report adjustments;

•	federal and state investigations;

•	the enactment of unfavorable legislation by the Congress of the United States;

•	the ability of our home health agencies to expand into other counties;

•	the collection of our home health agencies Medicare claims on a timely basis;

•	our ability to successfully recruit and retain medical professionals; and

•	impairment charges that could be required in future periods.

RISK FACTORS

Our Working Capital Deficit and Substantial Leverage Could Adversely Affect Our Ability to Satisfy our Obligations as they Become Due

     Our auditors’ opinion on the June 30, 2002 consolidated financial statements states that, although our financial statements have been prepared on a going concern basis, there is a significant uncertainty as to whether we will be able to fund our obligations and satisfy our debt obligations as they become due in Fiscal 2003. At June 30, 2002, our working capital deficit was approximately $7,587,000, our total indebtedness accounted for approximately 91% of our total capitalization and we had approximately $2.3 million outstanding under our credit facility. Our cash flow from operations in Fiscal 2002 was not sufficient to satisfy our debt obligations as they became due, including payments on various notes payable, and fund our capital expenditures. We funded our cash deficit in Fiscal 2002 from our credit facility. However, on August 7, 2002, we drew down the remaining available balance under the credit facility. The credit facility matures on March 31, 2003. We obtained this credit facility in Fiscal 2000 based on the personal guarantees of Dr. Phillip Frost and an entity controlled by Charles Fernandez, former members of our board of directors, (collectively, the “Guarantors”). Their guarantee is effective through the March 31, 2003 maturity date. Based on our current cash flow projections, it appears unlikely that we will have sufficient funds available to fully repay the credit facility by March 31, 2003. While we intend to either extend or replace the credit facility, either in whole or in part, uncertainty exists as to whether we will be able to extend or replace the credit facility without either the Guarantors extending their guarantees or other individuals providing a personal guarantee. If personal guarantees are required, there can be no assurance that we will be able to obtain such guarantees. There can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to us.

     In Fiscal 2000, we instituted a series of measures intended to reduce losses incurred in prior years and to operate our core business model profitably. In spite of the measures instituted in Fiscal 2000, we began to experience a deterioration in our claims loss ratio in the first and second quarters of Fiscal 2001 and again in the first and second quarters of Fiscal 2002, which resulted in operating losses and negative cash flow from operations. Additionally, the impact of the deterioration of the claims loss ratio did not allow us to reverse a significant working capital deficiency which originated in prior years. Negative changes in the claims loss ratio, such as we experienced in Fiscal 2001 and 2002, are due to increases in the utilization of health services as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs. See “Our Percentage of Premium Contracts Require Us to Assume the Responsibility of Providing Medical Care to our Managed Care Patients.” If we should experience a deterioration in our claims loss ratio in the first two quarters of Fiscal 2003 that, compounded by the lack of availability of additional financing through our credit facility and the need to make annual payments for our medical malpractice insurance which are due in the first and second quarters of Fiscal 2003, we will experience a severe strain on our cash flow. If we are unable to satisfy our cash requirements, we may be required to take certain steps, such as borrowing additional funds, restructuring our indebtedness, selling assets, selling equity, reducing or delaying capital expenditures or payments to trade creditors and forgoing certain business opportunities. If we need additional capital to repay our obligations or fund operations, there can be no assurances that such capital can be obtained or, if obtained, will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which can have a dilutive effect on current shareholders and a significant effect on our operations.

Our Percentage of Premium Contracts Require Us to Assume the Responsibility of Providing Medical Care to our Managed Care Patients

     Approximately 96% of our net medical services revenue is determined under the terms of our managed care agreements with Foundation Health Corporation Affiliates and Humana Medical Plans, Inc. (collectively, the “HMOs”). Under these agreements we receive a percentage of the premium (“POP”) that the HMOs charge to their commercial members or receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare members. In exchange for our revenue under these POP contracts, we assume the responsibility for the provision of medical services for each covered individual who selects one of our employed or contracted physicians as their primary care provider. Because the majority of members for whom we provide care are Medicare-eligible, our revenue to a large extent is determined by the premiums that CMS pays to the HMOs. For the past two years, CMS has increased its premiums by approximately 2% each January 1st. There can be no assurance that CMS will maintain its premiums at the current level or continue to increase its premiums each year. While CMS has implemented annual 2% increases, the cost of providing health care services, including prescription drugs, has increased approximately 7% to 10% per year on a national average. The HMOs have responded to the inadequacy of the Medicare rate increases by reducing the benefits provided to their Medicare-eligible members, instituting copayments for certain services including prescription drug coverage, and by withdrawing from selective markets. Benefit changes that reduce the cost of providing services have a positive effect on our profitability and cash flows. The HMOs’ benefit changes have historically gone into effect on January 1st of each year. There can be no assurances that any such benefit changes will be implemented in January 2003 or that benefit changes, if any, will be sufficient to offset the increasing cost of providing health care services. The HMOs’ contracts with hospitals and medical specialists provide some protection from these cost increases, but are subject to renegotiation and may be renegotiated on unfavorable terms. There can be no assurance that the HMOs will be able to renegotiate contracts with hospitals and other health care providers on favorable terms. We attempt to control certain of the health care costs of our members by emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into our own contracts with health care providers such as medical specialists and recommending that our members utilize hospitals and outpatient facilities that have favorable rate structures. Throughout Fiscal 2002, we have focused on strengthening our core business unit by enhancing the services provided to members, strengthening our medical management capabilities and improving our physician network. We continue to focus on streamlining our operations and implementing measures to contain the rising costs of providing heath services. However, if we cannot continue to improve our controls and procedures for managing our costs, our business, results of operations, financial condition and ability to satisfy our obligations could be adversely affected. To the extent that our members require more frequent or extensive care, our operating margins may be reduced and, in certain cases, the revenue derived from our POP contracts may be insufficient to cover the costs of the services provided. In any of these events, our business prospects, financial condition, results of operations and cash flows may be materially adversely affected and we may be unable to meet our financial obligations as they become due.

     In addition, in certain jurisdictions, POP agreements in which the provider bears the risk are regulated under state insurance laws. The degree to which these POP arrangements are regulated by insurance laws varies on a state by state basis, and as a result, we may be limited in certain states, such as Florida, in which we may seek to enter into or arrange POP agreements for our affiliated physicians when those POP contracts involve the assumption of risk. There can be no guarantee that the state of Florida will continue to maintain the position that we are not regulated as an insurer.

We Rely on Contracts with Two Key Health Maintenance Organizations

     In Fiscal 2002, we generated approximately 29% of our net medical services revenue from contracts with Foundation Health Corporation Affiliates (“Foundation”) and approximately 67% of our net medical services revenue from contracts with Humana Medical Plans, Inc. (“Humana”).

     Our ability to expand is dependent in part on increasing the number of managed care patients served by our staff model clinics, primarily through negotiating additional and renewing existing contracts with managed care organizations. Our managed care agreements with Foundation are ten-year agreements with the initial terms expiring on June 30, 2008, unless terminated earlier for cause. We have the right to terminate unprofitable physicians and close unprofitable centers under our managed care agreements with Foundation. In the event of termination of the Foundation agreements, we must continue to provide services on a fee for service basis to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. Our managed care agreements with Humana are ten-year agreements expiring July 31, 2008, unless terminated earlier for cause. The agreements automatically renew for subsequent one-year terms unless either party provides 180-days written notice of such party’s intent not to renew. In addition, the Humana agreements may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the agreements for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure. In the event of termination of the Humana agreements, we must continue to provide or arrange for services on a fee for service basis to any member hospitalized on the date of termination until the date of discharge or until we have made arrangements for substitute care. In some cases, Humana may provide 30 days notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. We have the right to terminate unprofitable physicians and to close unprofitable centers under our managed care agreements with Humana. We maintain other managed care relationships subject to various negotiated terms. There can be no assurance that we will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to us and affiliated physicians. The loss of any of these contracts or significant reductions in reimbursement rates under these contracts could have a material adverse effect on our business, financial condition and results of operations.

Our Intangible Assets Represent a Substantial Portion of Our Total Assets

     As of June 30, 2002, intangible assets, which include goodwill and other separately identifiable intangible assets, represented approximately 80% of our total assets. Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). These standards require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually for impairment or more frequently if certain impairment indicators arise. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current carrying value of the total assets, including goodwill and intangible assets. We perform our annual impairment test on May 1st of each year. We completed our annual impairment test on May 1, 2002 and determined that no impairment existed. Accordingly, no impairment charges were required at June 30, 2002. If we are required to perform an impairment test, either as a result of the occurrence of an indicator of permanent impairment such as those noted above or for our annual impairment test, at such time when the market value of our common stock is significantly below its current level, there is a risk that a portion of our intangible assets would be considered impaired and, if so, would require a write-off of the impaired portion of our intangible assets. Such a write-off could have a material adverse effect on our results of operations. Any impairment charges required in future periods could also have an adverse impact on our ability to regain compliance with the continued listing standards of the American Stock Exchange and could result in the delisting of our common stock. See “If We Do Not Regain Compliance with the Continued Listing Standards by December 31, 2003, Our Common Stock May be Delisted by the American Stock Exchange.”

     In the event we engage in future acquisitions that result in the recognition of additional intangible assets with definite useful lives, our amortization expense would increase. In certain circumstances, amortization generated by these intangible assets may not be deductible for tax purposes.

We Have Various Legal Proceedings Pending Against Us and Our Insurance Coverage May Not Adequately Cover Our Losses; We Are Subject to Insurance Premium Increases

     Our business entails an inherent risk of claims against physicians for professional services rendered to patients, and we periodically become involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing. See Item 3 “Legal Proceedings” and Note 11 of our consolidated financial statements. Medical malpractice claims are subject to the attendant risk of substantial damage awards. While we intend to defend these matters vigorously, there can be no assurances that we will prevail. Although these claims are generally covered by insurance, if liability results from any of our pending or any future medical malpractice claims, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liability arising out of these proceedings. While we attempt to conduct our operations in such a way as to reduce the risk that results in litigation, there can be no assurance that pending or future litigation, including litigation other than medical malpractice claims and whether or not described in this Annual Report, will not have a material adverse affect on us or that liability resulting from litigation will not exceed our insurance coverage.

     As a result of the events of September 11, 2001, coupled with national malpractice award trends, the cost of our medical malpractice insurance has increased while the coverage afforded under the policies available has decreased. Additionally, as a result of the events of September 11, 2001, as well as recent high profile director and officer related action, we anticipate the cost of our director and officer insurance policy will also increase in Fiscal 2003. We also maintain stop-loss insurance. Our stop-loss premium is based on a cost per member. In the fourth quarter of Fiscal 2002, we experienced an increase of approximately $60 per member per month in the cost of our stop-loss insurance provided by Foundation, which will materially increase our medical claims costs in Fiscal 2003. We may experience future increases in stop-loss insurance, which would have a material adverse effect on our business, financial condition and results of operations.

We are Not in Compliance with the Repayment Terms of a Contract Modification Note with an HMO

     At June 30, 2001 and 2002, we were not in compliance with the repayment terms of a contract modification note. The balance of approximately $3,800,000 outstanding at June 30, 2002 has been classified as a current liability in our consolidated financial statements. While no such action has occurred, the HMO could pursue legal action to enforce their claim against us for repayment of this note. We are currently in negotiation with the HMO to restructure this indebtedness. However, there can be no assurance that we will be able to complete this restructuring on terms acceptable to us or that the HMO will not assert a claim against us.

If We Do Not Regain Compliance with Continued Listing Standards by December 31, 2003, Our Common Stock May be Delisted by the American Stock Exchange

     On July 30, 2002, the American Stock Exchange (the “Exchange”) notified us it had completed its review of our listing qualifications and has accepted our plan to regain compliance with continued listing standards by December 31, 2003. The plan includes quarterly milestones. If we do not show progress in obtaining these milestones or if we are unable to regain compliance with the continued listing standards by December 31, 2003, our common stock may be delisted from the Exchange. As of the date of this filing, we are still below the continued listing requirements of the Exchange with respect to requirements which include the need for us to maintain stockholders’ equity of at least $4 million and not sustain losses from continuing operations and/or net losses in two of our three most recent fiscal years. We are unable to guarantee that the Exchange will continue to list our common stock.

We are Subject to Risks Under Our Fee for Service Arrangements

     Certain of our physicians also render services under a fee-for-service arrangement and typically bill various payors, such as governmental programs (e.g. Medicare and Medicaid), private insurance plans and managed care plans, for health care services provided to patients. In 1992, the Medicare program began reimbursing physicians and certain non-physician professionals such as physical, occupational and speech therapists, clinical psychologists and clinical social workers, pursuant to a fee schedule derived using a resource-based relative value scale (“RBRVS”). Reimbursement amounts under the physician fee schedule are subject to periodic review and adjustment and may affect our revenues to the extent they are dependent on reimbursement under the fee schedule. There can be no assurance that payments under governmental programs or from other payors will remain at present levels. In addition, payors can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such payors or was experimental or for other reasons. Also, fee-for-service arrangements involve credit risks related to the uncollectibility of accounts receivable.

We Depend on Reimbursement by Third-Parties

     Our home health agencies (“HHAs”) receive reimbursement from the Medicare and Medicaid programs, insurers, self-funded benefit plans for home health agencies and other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we derived less than 4% of our net medical services revenue directly from the Medicare and Medicaid programs in Fiscal 2002, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

     Effective October 1, 2000, our Medicare HHA services became subject to the prospective pay system (“PPS”). Under PPS, we are reimbursed a fixed fee per treatment unit. If we have costs greater than the fixed fee amount, we will incur losses for our Medicare HHA services. Effective October 1, 2002, we will be subject to a 15% reduction to the cost limits and per-patient limits that were in place as of September 30, 1999 as a result of the Balanced Budget Act of 1997. Once in effect, this legislation will negatively impact our home health Medicare reimbursement. In addition, future changes in reimbursement rates could have a material adverse effect on our business, financial condition or results of operations.

     For cost reporting periods beginning on or after October 1, 1997, HHAs are required to submit claims for payment for HHA services only on the basis of the geographic location at which the service was furnished. However, as each of our HHAs only operate in the single county in which they are licensed, we have not been impacted by these requirements. As we expand into other counties, any resultant reduction in our cost limits could have a material adverse effect on our business, financial condition or results of operation.

     Most services provided by a HHA must be billed by the HHA, and outside suppliers may not bill the Medicare program directly for services provided by the supplier under arrangements with the HHA. Instead, the HHA must provide most home health services either directly or pursuant to an arrangement with an outside supplier if the HHA bills Medicare directly. CMS clarifies that the law is silent regarding the specific terms of HHA payments to outside suppliers and does not authorize Medicare to impose any such requirements. To the extent that our HHAs utilize outside providers for the provision of applicable home health services, we believe we are in compliance with the consolidated billing requirements. Additionally, to the extent that we use outside providers, our cost to obtain such services may be greater than the reimbursement provided by the Medicare program, especially if Medicare reimbursement decreases but the cost of such services to us increases or stays constant.

     Pursuant to the Medicaid program, the Federal government supplements funds provided by the various states for medical assistance to the indigent. Payment for such medical and health services is made to providers in an amount determined in accordance with procedures and standards established by state law under federal guidelines. Significant changes have been and may continue to be made in the Medicaid program, which may have an adverse effect on our financial condition, results of operations and cash flows. During certain fiscal years, the amounts appropriated by state legislatures for payment of Medicaid claims have not been sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may have an adverse effect on our cash flow, results of operations and financial condition.

Pricing Pressures Exerted by Managed Care Organizations on Home Health Reimbursement Could Have a Material Adverse Effect on Us

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

Future Legislation and Retroactive Adjustments Could Have a Material Adverse Effect on Us

     Congress and the State Legislature may propose legislation altering the financing and delivery of healthcare services provided by us. It is difficult to predict the ultimate effect that any future legislation will have on us. Congress has recently been debating the initiation of a federally funded prescription drug coverage package. If adopted, this could result in a decrease in enrollment in Medicare+Choice plans which would have a material adverse effect on our business and results of operations. However, it is unclear as this time if a prescription drug coverage will be established as a result of the Congressional debates.

     Medicare retrospectively audits all reimbursements paid to participating providers, including those now or previously managed and/or owned by us. Accordingly, at any time, we could be subject to overpayment notices for Medicare reimbursement we have previously received and refund obligations for prior period cost reports that have not been audited and settled as of the date hereof. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 5 and 11 of our Consolidated Financial Statements regarding overpayments that have been assessed against us.

Increased Scrutiny of Healthcare Industry

     The healthcare industry has in general been the subject of increased government and public scrutiny in recent years, which has focused on the appropriateness of the care provided, referral and marketing practices and other matters. Increased media and public attention has focused on the outpatient services industry in particular as a result of allegations of fraudulent practices related to the nature and duration of patient treatments, illegal remuneration and certain marketing, admission and billing practices by certain healthcare providers. The alleged practices have been the subject of federal and state investigations, as well as other legal proceedings. There can be no assurance that we will not be subject to federal and state review or investigation from time to time.

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

We are Subject to Extensive Government Regulation

     Federal “Fraud and Abuse” Laws and Regulations. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in exchange for, or in order to induce, referrals of patients or business for items or services for which reimbursement is payable in whole or in part by a federal healthcare program, including without limitation the Medicare and Medicaid programs. In addition to criminal penalties, including fines of up to $25,000 and five (5) years imprisonment, violations of the Anti-Kickback Law can lead to civil monetary penalties of up to $50,000 for each violation, plus up to treble damages, and exclusion from Medicare, Medicaid and certain other state and federal health care programs. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. CMS has published regulations, which describe certain “safe harbor” arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, the failure of an arrangement to meet the requirements of a safe harbor is not a per se violation of the Anti-kickback Law.

     We believe that our contracts with providers, physicians and other referral sources are in material compliance with the Anti-Kickback Law and we will continue to make every effort to comply with the

Anti-Kickback Law. However, the Office of the Inspector General of the Department of Health and Human Services (“HHS”), the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. While we believe that we are in material compliance with such laws, there can be no assurance that our practices, if reviewed, would be found to be in full compliance with such laws, as such laws ultimately may be interpreted. It is our policy to monitor our compliance with such laws and to take appropriate actions to ensure such compliance.

     State Fraud and Abuse Regulations. Various states also have anti-kickback laws applicable to licensed healthcare professionals and other providers and, in some instances, applicable to any person engaged in the proscribed conduct. For example, Florida enacted “The Patient Brokering Act” which imposes criminal penalties, including jail terms and fines, for receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engage in any split-fee arrangement, in any form whatsoever, to induce the referral of patients or patronage from a healthcare provider or healthcare facility.

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

     Restrictions on Physician Referrals. The federal Anti-Self Referral Law (the “Stark Law”) prohibits certain patient referrals by interested physicians. Specifically, the Stark Law prohibits a physician, or an immediate family member, who has a financial relationship with an entity, from referring Medicare or Medicaid patients with limited exceptions, to that entity for the following “designated health services”: clinical laboratory services, physical therapy services, occupational therapy services, radiology or other diagnostic services, durable medical equipment and supplies, radiation therapy services and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, an entity. The Stark Law also prohibits an entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from the Medicare and Medicaid programs.

     On January 4, 2001, HHS issued part one of final regulations interpreting the Stark Law, which became effective on January 4, 2002. We believe that we are presently in material compliance with the Stark Law, including the new regulations that became effective January 4, 2002, and will make every effort to comply with the Stark Law. However, there can be no assurances that we will not be alleged to have violated the Stark Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our results of operations, financial condition or cash flows.

      Privacy Laws. The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). Final regulations with respect to the privacy of certain individually identifiable health information (the “protected health information”) were issued August 9, 2002 and become effective April 14, 2003. In addition, regulations with respect to the transmission of protected health information become effective October 16, 2002 and establish uniform standards relating to data reporting, formatting, and coding that certain health care providers must use when conducting certain transactions involving health information. While the compliance date for these regulations is October 2002, we may apply for an extension to October 2003 by submitting a compliance extension plan to the Department of Health and Human Services before October 16, 2002. We intend to file for the extension. A third set of regulations, which have not yet been finalized, will establish minimum security requirements to protect health information. Some of our operations will be subject to HIPAA and both sets of regulations. In addition we will have to comply with any applicable state privacy laws that are more stringent than HIPAA or are not preempted by HIPAA. The HIPAA regulations could result in significant financial obligations for us and will pose increased regulatory risk. The privacy regulations could limit our use and disclosure of protected health information and could impede the implementation of some of our business strategies. In addition, failure to comply with federal or state privacy laws and regulations could subject us to civil or criminal penalties. We are reviewing the regulations and implementing changes we believe will cause us to continue to be in compliance with all applicable requirements of HIPAA, its regulations, and state privacy laws. We believe we are currently in material compliance with applicable state and federal privacy laws.

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

     Clinic Registration. The State of Florida passed new legislation, effective October 1, 2001, which required us to register our medical centers as clinics with the state. The new legislation also placed some restrictions on reimbursement for certain services, such as magnetic resonance imaging, when payable by personal injury payors. Because such services represent a very small portion of our medical services revenue, we do not expect the new legislation to have an impact on our revenues. We have registered each of our medical centers as clinics with the State of Florida. We believe we are in compliance with the clinic registration requirements of the State of Florida.

     Financial Arrangements. We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage over-utilization, under-utilization or the referral of patients or payor funded business, or the recommendation of a particular provider for medical products and services.

Our Operations are Concentrated in Florida

     All of our medical services revenue in Fiscal 2002 were derived from our operations in Florida. We anticipate that in Fiscal 2003 our net medical services revenue will continue to be derived from our operations in Florida. Unless and until our operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Florida could have a material adverse effect on our financial condition or results of operations. In the event that we expand our operations into new geographic markets, we will need to establish new relationships with physicians and other healthcare providers. In addition, we will be required to comply with laws and regulations of states that differ from the one in which we currently operate, and may face competitors with greater knowledge of such local markets. There can be no assurance that we will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.

We are Dependent on Physicians

     A significant portion of our revenue is derived under our managed care contracts. Revenue derived under capitated managed care contracts depends on the continued participation of physicians providing medical services to patients of the managed care companies and independent physicians contracting with us to participate in provider networks which are developed or managed by us. Physicians can typically terminate their agreements to provide medical services under managed care contracts by providing notice of such termination to the payor. Termination of these agreements by physicians may result in termination by the payor of a managed care contract between the payor and us. Any material loss of physicians, whether as a result of the loss of network physicians or the termination of managed care contracts resulting from the loss of network physicians or otherwise, could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. We compete with general acute care hospitals and other healthcare providers for the services of medical professionals. Demand for such medical professionals is high and such professionals often receive competing offers. No assurance can be given that we will be able to continue to recruit and retain a sufficient number of qualified medical professionals. The inability to successfully recruit and retain medical professionals could adversely affect our ability to successfully implement our business strategy. In addition, any failure of these professionals to maintain the quality of care provided or to otherwise adhere to certain general operating procedures at our facilities or any damage to the reputation of a significant number of our practitioners could damage our reputation, subject us to liability and significantly reduce our revenues.

We are Controlled by One Shareholder

     Dr. Phillip Frost and entities affiliated with Dr. Frost, owned approximately 50% of our outstanding common stock as of September 23, 2002, assuming conversion of stock options and a convertible promissory note. Based on Dr. Frost’s stock ownership, the stock ownership of his affiliates and the conversion of stock options and the convertible promissory note, Dr. Frost has the ability to control most corporate actions requiring shareholder approval, including the election of directors. This influence of us by Dr. Frost may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal or proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.

We Face Competition in our Business

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

We Depend on Our Management Information System

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

* * * * * * *

     The risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrences of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

General

     We are a provider of outpatient healthcare and home healthcare services in Florida. Our Managed Care Division, through various managed care agreements and POP arrangements, is responsible for providing primary care medical services (the “Primary Care Services”) to approximately 18,300 patients at June 30, 2002. The various managed care agreements and POP arrangements under which we provide medical services to our patients require that in exchange for a percentage of premium that is paid by or on behalf of our patients we assume responsibility to provide and pay for all of our patients’ medical needs. Our Home Health Division provides home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes.

Historical Development of Business

     On August 9, 1996, a subsidiary of Zanart Entertainment Incorporated (“Zanart”) was merged into Continucare Corporation (the “Merger”), which was incorporated on February 1, 1996 as a Florida corporation (“Old Continucare”). As a result of the Merger, the shareholders of Old Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. During Fiscal 1997, our business focused on managing and providing services to behavioral health programs in hospitals and freestanding centers. We assigned these contracts in Fiscal 1998 and began to develop our current strategy, which currently consists of staff model clinics, Independent Practice Associations (“IPAs”) and Home Health Agencies (“HHAs”).

Industry Overview

     We believe the following three principal industry elements have created an opportunity for us: (i) the continued penetration of the managed care market; (ii) the highly fragmented nature of the delivery of outpatient services; and (iii) the shift in the provision of healthcare services from the hospital to lower cost outpatient locations and the home.

     Continued Penetration of Managed Care. In response to escalating expenditures in healthcare costs, payors, such as Medicare and managed care organizations, have increasingly pressured physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost outpatient care, and to reduce hospital admissions and lengths of stay. To further increase efficiency and reduce the incentive to provide unnecessary healthcare services to patients, payors have developed a reimbursement structure called percentage of premium. POP contracts require the payment to healthcare providers of a fixed amount per patient for a given patient population, and the providers assume responsibility for servicing all of the healthcare services needs of those patients, regardless of their condition. We believe that low cost providers will succeed in the POP environment because such companies have the ability to manage the cost of patient care.

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

     Shift Toward Low Cost Outpatient Treatment. Outpatient treatment has grown rapidly as a result of: (i) advances in medical technology, which have facilitated the delivery of healthcare in alternate sites; (ii) demographic trends, such as an aging population; and (iii) preferences among patients to receive care in their homes. We expect this trend to continue as managed care companies and healthcare providers continue shifting towards the lower cost providers.

Business Strategy

     Our goal is to leverage the current industry dynamics by: (i) increasing our managed care revenue; (ii) maintaining a profitable physician network; and (iii) maintaining and expanding the Home Healthcare Division.

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

     Maintaining Physician Network. The physician network is the platform of our managed care delivery system. Our goal is to expand the profitability of our physician network by: (i) adding physicians to our IPAs; (ii) terminating relationships with physicians of our IPAs that continue to operate unprofitably; and/or (iii) hiring physicians to work in our company-owned physician practices and clinics.

     Maintaining and Expanding the Home Healthcare Division. The home healthcare industry continues to undergo major restructuring in response to federal legislative enactments. Although we have taken steps to address these scheduled reimbursement changes, there can be no assurance that these reimbursement changes will not have a material adverse effect on our business. We continue to streamline our Home Healthcare Division and intend to selectively expand this division into additional markets, primarily within Florida. At June 30, 2002, we operated four HHAs in South Florida.

Business Model

     Our core business model consists of three areas: staff model clinics, IPAs and HHAs. We provide these medical services to patients through our employee physicians, affiliated IPA physicians, nurses, physical therapists and nurse aides. Additionally, we provide management and administrative services to both our employee physicians and to the physicians that are affiliated with us. See “We Depend on Reimbursement by Third-Parties.”

     Staff Model Clinics. Our staff model clinics are medical centers where physicians, who are our employees or independent contractors, act as primary care physicians practicing in the area of general, family and internal medicine. Our revenue is generated through either a percentage of premium monthly fee arrangement with an HMO or on a fee for service basis. The monthly fee arrangement is based upon a negotiated percentage of premium which is related to either Medicare, Medicaid or a commercial medical insurance program.

     IPAs. We have contracted with various physicians and physician practices, on an independent contractor basis, who currently provide or are qualified to provide medical services to our IPA members. We pay the physicians a capitated fee for providing the services and assume a portion of the financial risk for the physician’s performance related to our IPA members. In addition to providing certain administrative services to the physicians, we also provide utilization assistance. Like the staff model clinics, the monthly fee arrangement is based upon a negotiated percentage of premium, which is related to either Medicare, Medicaid or a commercial medical insurance program.

     Home Health Agencies. Our home health services include four HHAs, two located in Miami-Dade county and two located in Broward county. These agencies provide comprehensive nursing, physical therapy, and nurse’s aides to individuals in their home who are disabled, elderly or recovering from a debilitating illness, accident or surgery. Two of the agencies are compensated by Medicare and Medicaid in accordance with a pre-determined rate schedule. The remaining two agencies are private license HHAs.

Integrated Outpatient Healthcare

     We are a provider of integrated outpatient healthcare. We have established a network of physician practices as the primary caregiver to our patients and to the public at large and we also provide home health services.

     Office and Physician/Health Center Practices. Since commencing our operations in 1996, we have expanded our physician network through the acquisition of physician practices, employment of new physicians and affiliations with physicians through our IPAs. We operated fifteen staff model health center clinics, employed or contracted with approximately 70 physicians all of whom are located in Florida and provided services to approximately 18,300 patients at June 30, 2002.

     The physicians within our network treat patients in office-based settings as well as health centers. A typical office-based practice is located in a major metropolitan area, in office space that ranges from 2,500 to 3,000 square feet. The office typically employs or contracts with approximately one to two physicians. The physicians provide primary care services to their patients. A typical health center is located in or near major metropolitan areas, in space that ranges from 5,000 to 8,000 square feet. A health center is typically staffed with approximately two to three physicians, and is open five days a week.

     Home Healthcare. We provide home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes. Typically, a service care provider (such as a registered nurse, home health aide, therapist or technician) will visit the patient daily, several times a week or the patient may require around-the-clock care. Treatment may last for several weeks, several months or the remainder of the patient’s life. The services provided by us include skilled nursing, physical therapy, speech therapy, occupational therapy, medical social services and home health aide services. Reimbursement sources for the home health services we provided include Medicare, Medicaid, commercial insurers and private individuals.

Administrative Support Operations

     Administrative Functions. We enhance the operations of our physician practices by providing management functions such as payor contract negotiations, credentialing assistance, financial reporting, risk management services, access to lower cost professional liability insurance and the operation of integrated billing and collection systems. We believe we offer physicians increased negotiating power associated with managing their practice and fewer administrative burdens, which allows the physician to focus on providing care to patients.

     Employment and Recruiting of Physicians. We generally enter into multiple-year employment agreements that contain 90-day termination clauses with the physicians in the practices we purchase. These agreements usually provide for base compensation and benefits and may contain incentive compensation provisions based on quality indicators. The recruitment process includes interviews and reference checks incorporating a number of credentialing and competency assurance protocols. Our physicians are generally either board certified or board eligible.

     Contract Negotiations. We assist our physicians in obtaining managed care contracts. We believe that our experience in negotiating and managing risk contracts enhances our ability to market the services of our affiliated physicians to managed care payors and to negotiate favorable terms from such payors. The managed care contracts are held, managed and administered by one of our wholly-owned subsidiaries. We also perform quality assurance and utilization management under each contract on behalf of our affiliated physicians.

     Information Systems. We support freestanding systems for our physician practices to facilitate patient scheduling, patient management, billing, collection and provider productivity analysis. We have upgraded these information systems as necessary during Fiscal 2002. Although we are not currently aware of any pending additional technological developments that will likely require additional upgrades, there is no assurance that such developments will not occur.

Managed Care

     Our strategy is to increase enrollment by adding new payor relationships and new providers to the existing network and by expanding the network into new geographic areas where the penetration of managed healthcare is growing. We believe new payor and provider relationships are possible because of our ability to manage the cost of health care without sacrificing quality. During Fiscal 2002, substantially all of the revenues from the Managed Care Division were generated under a percentage of premium monthly fee arrangement with HMOs.

     Contracts with Payors. Contracts with payors generally provide for terms of one to ten years, may be terminated earlier upon notice for cause or upon renewal and in some cases without cause. Additionally the contracts are subject to renegotiation of POP rates, covered benefits and other terms and conditions. Pursuant to payor contracts, the physicians provide covered medical services and receive POP payments from payors for each enrollee who selects one of our network physicians as his or her primary care physician. To the extent that patients require more care or require supplemental medical care that is not otherwise reimbursed by payors, aggregate POP payments may be insufficient to cover the costs associated with the treatment of patients. We maintain stop-loss insurance coverage, which mitigates the effect of occasional high utilization of health care services. If revenues are insufficient to cover costs or we are unable to maintain stop-loss coverage at favorable rates, our business results of operations and financial condition could be materially adversely affected. In Fiscal 2002, we generated approximately 29% of our net medical services revenue from Foundation and approximately 67% of our net medical services revenue from Humana. The loss of significant payor contracts and/or the failure to regain or retain such payor’s patients or the related revenues without entering into new payor relationships could have a material adverse effect on our business results of operations and financial condition.

     Our POP managed care agreements with Foundation are ten-year agreements with the initial term expiring on June 30, 2008, unless terminated earlier by Foundation for cause. In the event of termination of the Foundation agreements, we must continue to provide services on a fee for service basis to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. The agreements are automatically renewed for another five-year period unless notice by either party is provided 120 days in advance of the expiration date. Any negotiation must be completed 90 days prior to the expiration of the term. Although Foundation can terminate the agreements with respect to one or more benefit programs, we may only terminate the agreements in their entirety. However, we have the right to terminate unprofitable physicians and close unprofitable centers. Foundation may also terminate its agreements with us for cause upon thirty (30) days written notice of a material breach; provided however, that we are afforded an opportunity to cure such breach. However, if the breach is one that cannot reasonably be corrected within thirty (30) days, the agreements will not be terminated if Foundation determines that we are making substantial and diligent progress toward correcting the breach. Foundation may also, in a limited number of circumstances, immediately terminate its agreements with us. Immediate termination is allowable upon: (1) our documented violation of any applicable law, rule or regulation; (2) our documented failure to assist Foundation in upholding the terms, conditions or determinations of any Utilization Management Program or Quality Management Program or other Benefit Program Requirements; or (3) Foundation’s determination that the health, safety or welfare of any member may be in jeopardy if the Agreement is not terminated. Foundation may also terminate the agreements, effective the first day of the following month, upon at least three (3) business days written notice prior to the end of the month, notifying us of our failure to pay any capitation payment which we have received from Foundation, either to the applicable provider or back to Foundation, during the period between our receipt of the compensation from Foundation and the last business day of the same month. Under the Foundation agreements, Foundation may, subject to our mutual agreement, amend the Medicare compensation rates under the contract with us upon thirty (30) days written notice. For all other purposes, Foundation may upon twenty (20) days written notice amend the contracts, provided that we do not object to the amendment within that time frame.

     Effective March 31, 2001, we negotiated an amendment to our professional provider agreement with Foundation (the “2001 Amendment”). The 2001 Amendment eliminated the medical claims liability incurred by the IPA through March 31, 2001 and reduced other liabilities to Foundation by $1,000,000. The 2001 Amendment also terminated our association with certain physician practices effective April 1, 2001 through May 31, 2001, which represented approximately 70% of the IPA’s membership at that time.

     Our POP managed care agreements with Humana are ten-year agreements expiring July 31, 2008, unless terminated earlier for cause. The agreements shall automatically renew for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. In addition, the Humana agreements may be terminated by the mutual consent of both parties at any time. We have the right to terminate unprofitable physicians and to close unprofitable centers. Under certain limited circumstances, Humana may immediately terminate the agreements for cause, otherwise termination for cause shall require ninety (90) days prior written notice with an opportunity to cure, if possible. Immediate termination is allowable if Humana reasonably determines that: (1) we and/or any of our physician’s continued participation in the agreements may affect adversely the health, safety or welfare of any Humana member; (2) we and/or any of our physician’s continued participation in the agreements may bring Humana or its health care networks into disrepute; (3) in the event of one of our doctor’s death or incompetence; (4) if any of our physicians fail to meet Humana’s credentialing criteria; (5) if we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (6) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). In the event of termination of the Humana agreements, we must continue to provide or arrange for services on a fee for service basis to any member hospitalized on the date of termination until the date of discharge or until we have made arrangements for substitute care. In some cases, Humana may provide 30 days’ notice as to an amendment or modification of the agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. In the event that Humana exercises its right to amend the agreements upon thirty (30) days written notice, we may object to such amendment within the thirty (30)-day notice period. Such amendments may include changes to the compensation rates. If we object to such amendment within the requisite time frame, Humana may terminate the agreements upon ninety (90) days written notice.

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

     As of June 30, 2002, we had one additional managed care contract under which we provided care for approximately 475 patients at June 30, 2002 on a non-risk basis.

     We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms.

     Although we did not lose, on an aggregate basis, any significant payor contracts in Fiscal 2002, the loss of any of our current managed care contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on our business, financial condition and results of operations.

     Fee-for-Service Arrangements. Certain of our physicians also render services under a fee-for-service arrangement and typically bill various payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. There can be no assurance that payments under governmental programs or from other payors will remain at present levels. In addition, payors can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such payors or was experimental or for other reasons.

Compliance Program

     We have implemented a compliance program to provide ongoing monitoring and reporting to detect and correct potential regulatory compliance problems. The program establishes compliance standards and procedures for employees and agents. The program includes, among other things: (i) written policies; (ii) in-service training for each employee on topics such as insider trading, anti-kickback laws, Federal False Claims Act and Anti-Self Referral Act; and (iii) a “hot line” for employees to anonymously report violations.

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

Government Regulation

     General. Our business is affected by federal, state and local laws and regulations concerning healthcare. These laws and regulations impact the provision of healthcare to patients in physicians’ offices and in patients’ homes. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. We are not able to predict the content or impact of future changes in laws or regulations affecting the healthcare industry. See “Risk Factors.”

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

     Federal “Fraud and Abuse” Laws and Regulations. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under federal health care programs, including without limitation, the Medicare and Medicaid programs. In addition to criminal penalties, including fines of up to $25,000 and five (5) years imprisonment, violations of the Anti-Kickback Law can lead to civil monetary penalties (which, pursuant to the BBA, can amount to as much as $50,000 for each violation, plus up to treble damages, based on the remuneration illegally offered, paid, received or solicited) and exclusion from Medicare, Medicaid and certain other state and federal health care programs. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts.

We believe that our contracts with providers, physicians and other referral sources are in material compliance with the Anti-Kickback Law and we will make every effort to continue to comply with the Anti-Kickback Law. However, in light of the narrowness of the safe harbor regulations and the scarcity of case law interpreting the Anti-Kickback Law, there can be no assurances that we will not be alleged to have violated the Anti-Kickback Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on the Company’s financial condition, results of operations or cash flows

     State Fraud and Abuse Regulations. Various states also have anti-kickback laws applicable to licensed healthcare professionals and other providers and, in some instances, applicable to any person engaged in the proscribed conduct. For example, Florida enacted “The Patient Brokering Act” which imposes criminal penalties, including jail terms and fines, for receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engage in any split-fee arrangement, in any form whatsoever, to induce the referral of patients or patronage from a healthcare provider or healthcare facility.

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

     Restrictions on Physician Referrals. The federal Anti-Self Referral Law (the “Stark Law”) prohibits certain patient referrals by interested physicians. Specifically, the Stark Law prohibits a physician, or an immediate family member, who has a financial relationship with an entity, from referring Medicare or Medicaid patients with limited exceptions, to that entity for the following “designated health services”, clinical laboratory services, physical therapy services, occupational therapy services, radiology or other diagnostic services, durable medical equipment and supplies, radiation therapy services and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, an entity. The Stark Law also prohibits an entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from the Medicare and Medicaid programs.

     On January 4, 2001, HHS issued part one of final regulations interpreting the Stark Law, which become effective on January 4, 2002. We believe that we are presently in material compliance with the Stark Law, including the new regulations that became effective January 4, 2002, and will make every effort to continue to comply with the Stark Law. However, there can be no assurances that we will not be alleged to have violated the Stark Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our results of operations, financial condition or cash flows.

     Privacy Laws. The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). Final regulations with respect to the privacy of certain individually identifiable health information (the “protected health information”) were issued August 9, 2002 and become effective April 14, 2003. In addition, regulations with respect to the transmission of protected health information become effective October 16, 2002 and establish uniform standards relating to data reporting, formatting, and coding that certain health care providers must use when conducting certain transactions involving health information. While the compliance date for these regulations is October 2002, we may apply for an extension to October 2003 by submitting a compliance extension plan to the Department of Health and Human Services before October 16, 2002. We intend to file for the extension. A third set of regulations, which have not yet been finalized, will establish minimum security requirements to protect health information. Some of our operations will be subject to HIPAA and both sets of regulations. In addition we will have to comply with any applicable state privacy laws that are more stringent than HIPAA or are not preempted by HIPAA. We are reviewing the regulations and implementing changes we believe will cause us to continue to be in compliance with all applicable requirements of HIPAA, its regulations, and state privacy laws. We believe we are currently in material compliance with applicable state and federal privacy laws.

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

     Clinic Registration. The State of Florida has recently enacted new legislation which required us to register each of our medical centers as clinics. The new legislation became effective on October 1, 2001. We have registered each medical center in accordance with this new legislation.

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

Employees

     At June 30, 2002, we employed or contracted with approximately 330 individuals of whom approximately 70 are IPA and staff model physicians. We do not have any collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Insurance

     We carry general liability, comprehensive property damage, medical malpractice, workers’ compensation, stop-loss and other insurance coverages that management considers adequate for the protection of our assets and operations. As a result of the events of September 11, 2001, coupled with national malpractice award trends, the cost of our medical malpractice insurance has increased while the coverage afforded under the policies available has decreased. Additionally, as a result of the events of September 11, 2001, as well as recent high profile director and officer related action, we anticipate the cost of our director and officer insurance policy will also increase in Fiscal 2003. There can be no assurance that the coverage limits of our insurance policies will be adequate. A successful claim against us in excess of our insurance coverage could have a material adverse effect on us.

Seasonality

     All of our medical services revenue in Fiscal 2002 were derived from our operations in central and southern Florida. South Florida has historically been a transient state with the transient factor being directly related to seasonal climate changes. It is anticipated that in Fiscal 2003 all of our net revenue will also be derived from our operations in Florida. While there are some seasonal fluctuations in our business, management does not believe that seasonality will play an adverse role in our future operations.

ITEM 2. PROPERTIES

     We lease approximately 10,000 square feet of space for our corporate offices in Miami, Florida under a lease expiring in September 2004 with average annual base lease payments of approximately $200,000. Of the fifteen staff model clinics that we operated as of June 30, 2002, four are leased from independent landlords and the other eleven clinics are leased from Humana. The eleven Humana centers and one of the clinic spaces leased from an independent landlord are leased on a month to month basis. The leases with Humana are not tied to our managed care arrangement. As a month to month tenant, we have limited tenancy rights. The month-to-month lease arrangements with Humana can be cancelled at the option of Humana, without cause, on 30 days written notice. We are currently negotiating a multiple year lease for the other clinic space that is currently leased on a month-to-month basis. However, until a multiple year lease is executed with the landlord, the lease arrangement can be cancelled at the option of the landlord, without cause, in a manner which complies with local tenancy laws. A termination of one or all of these month-to-month leases could have an adverse effect on us because we would, on 30 days written notice, be forced to find replacement facilities at which to provide medical services to our members. If we were unable to find adequate replacement facilities, then we could experience a disenrollment of our members.

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

     A decision has been rendered in the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. On June 27, 2002, the court issued its ruling, dismissing all claims asserted by one of the Plaintiffs. The court found we had improperly terminated the employment contract of the other two Plaintiffs’, but awarded each only nominal damages in the amount of One Dollar ($1) each. We have requested reimbursement for attorney’s fees as to two of the Plaintiffs and requested the court to deny any request for attorney fees as to the other Plaintiff based on the award of only nominal damages. The Plaintiffs’ have also asserted a right to reimbursement of certain attorney’s fees. As of the date of this filing, the court has not scheduled a date for a hearing to address these matters.

     Two of our subsidiaries are parties to the case of NANCY FEIT ET AL. v. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDAN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on us in April, 2000. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. We filed our answer on May 3, 2000. Discovery is still proceeding. We have made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was initially rejected, but is currently being re-evaluated. We have been discussing apportionment of responsibility with the insurance carriers for Kahn and Riskin, M.D. We intend to defend this case vigorously.

     We are a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS v. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.N.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. We intend to defend this case vigorously.

     On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”) from Integrated Health Services, Inc. (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, we became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number (the “Providers”) for services rendered during calendar years 1996, 1997 and 1998 (collectively, the “Alleged Overpayments”). We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relates to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While we dispute the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to our home health agencies, we entered into a memorandum of understanding for the 1996 cost report year (the “Memorandum”) and recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, we will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. We have retained the right to dispute the Alleged Overpayments and continue to review and evaluate all information available to determine the validity of CMS’ claims. During September 2002, we have requested a reopening of the cost reports and supplied various documentation for cost report years 1996 and 1997 to demonstrate that the Alleged Overpayments are incorrect. At June 30, 2002, the accrual for all Alleged Overpayments was approximately $2,773,000, of which approximately $251,000 was reflected in current liabilities.

     In Fiscal 1999, we closed or dissolved certain subsidiaries, some of which had pending claims against them. The liability associated with these closed or dissolved subsidiaries was approximately $749,000 at June 30, 2001. During Fiscal 2002, we settled the majority of this liability for $25,000 and determined that the remaining balance of the liability had been resolved in a prior year. Accordingly, $724,000 of the liability was reversed and included as a reduction of General and Administrative Expenses during Fiscal 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Price

     The principal U.S. market in which our common stock is traded is the American Stock Exchange (“AMEX”) (symbol: CNU). The following table shows the high and low sales prices as reported on AMEX for our common stock for the periods indicated below. These quotations have been obtained from AMEX.

PRICE PERIOD	HIGH	LOW

Fiscal Year 2001
First Quarter	$.94	$	50
Second Quarter	.69		25
Third Quarter	.50		27
Fourth Quarter	.40		15
Fiscal Year 2002
First Quarter	$1.00	$	27
Second Quarter	.82		28
Third Quarter	.54		27
Fourth Quarter	.50		19

     As of September 23, 2002, there were 123 holders of record of our common stock.

Dividend Policy

     We have never declared or paid any cash dividends on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, which we may realize in the foreseeable future, to finance our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payment of future cash dividends on our common stock will be at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, our financial condition and prospects and any restrictions under credit agreements existing from time to time. There can be no assurance that we will pay any cash dividends on the common stock in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of June 30, 2002, with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance

Plans approved by stockholders	2,316,000	$1.29	4,084,000
Plans not approved by stockholders	–	–	–

	2,316,000		4,084,000

Issuance of Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is our selected historical consolidated financial data for the five fiscal years ended June 30, 2002. The selected historical consolidated financial data for the three fiscal years ended June 30, 2002, 2001, and 2000, are derived from our audited consolidated financial statements included herein. The selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

SELECTED FINANCIAL INFORMATION

	For the Year Ended June 30,

	2002	2001	2000	1999	1998

OPERATIONS
Medical services revenue, net	$105,539,288	$112,607,916	$116,582,895	$182,526,752	$65,584,293
Other income	150,000	–	–	–	–

Subtotal	105,689,288	112,607,916	116,582,895	182,526,752	65,584,293
Expenses
Medical services	92,094,949	99,763,805	97,623,502	163,237,820	54,695,446
Payroll and employee benefits	5,672,721	5,689,206	5,687,030	13,797,555	5,714,653
Provision for bad debts	65,668	50,000	–	6,196,384	5,778,216
Professional fees	1,404,157	1,180,438	895,716	1,886,661	1,637,957
General and administrative	5,088,562	5,466,496	5,777,317	10,198,385	8,435,001
Gain on disposal of property and equipment	–	(383,375)	–	–	–
Writedown of long-lived assets	–	–	–	11,717,073	–
Loss on disposal of subsidiaries	–	–	–	15,361,292	–
Depreciation and amortization	1,030,903	2,883,287	2,918,534	5,791,982	3,247,717
Gain on extinguishment of debt	–	(3,503,188)	(13,247,907)	(130,977)	–

Subtotal	105,356,960	111,146,669	99,654,192	228,056,175	79,508,990

Income (Loss) from operations	332,328	1,461,247	16,928,703	(45,529,423)	(13,924,697)
Other income (expense)
Interest income	36,124	32,358	43,147	138,963	932,397
Interest expense-convertible subordinated notes	–	–	(2,054,710)	(3,639,433)	(2,453,333)
Interest expense-other	(1,573,869)	(1,632,932)	(1,182,794)	(1,505,779)	(553,998)
Provision for Medicare settlement related to terminated operations	(2,440,971)	–	–	–	–
Other	–	1,425	383,623	24,906	107,696

(Loss) income before income taxes	(3,646,388)	(137,902)	14,117,969	(50,510,766)	(15,891,935)
Benefit for income taxes	–	–	–	–	(909,000)

Net (loss) income	$(3,646,388)	$(137,902)	$14,117,969	$(50,510,766)	$(14,982,935)

Basic and diluted (loss) income per common share	$(.09)	$–	$.65	$(3.50)	$(1.20)
Cash dividends declared	$–	$–	$–	$–	$–
FINANCIAL POSITION
Total assets	$21,179,713	$22,292,904	$27,545,180	$30,419,978	$69,486,105

Long-term obligations, including current portion	$13,959,011	$12,306,623	$19,269,246	$53,490,787	$47,675,061

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a provider of outpatient healthcare services in Florida. We provide healthcare services through our network of staff model clinics, IPAs and Home Health Agencies. We provide healthcare services through fifteen staff model clinics, approximately 41 IPA associated physicians and four Home Health agencies to some of the nation’s largest managed care organizations, including: (i) Humana for which, as of June 30, 2002, we managed the care for approximately 13,600 patients on a POP basis; and (ii) Foundation, for which, as of June 30, 2002, we managed the care for approximately 4,700 patients on a POP basis.

Accounting Policies

General–We have adopted accounting policies which we believe will result in an accurate presentation of our financial position. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the following: (1) revenue recognition; (2) recording the cost of health care services; and (3) consideration of impairment of intangible assets.

Revenue recognition–Revenue is recorded in the period services are rendered as determined by the respective contract.

Under our contracts with HMOs, we receive a percentage of premium that is paid by or on behalf of each covered life that chooses our physicians as their primary care physicians in exchange for assuming responsibility for the provision of medical services. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated POP revenue on those contracts, we recognize losses on our prepaid healthcare services with HMOs. No contracts are considered loss contracts at June 30, 2002 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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

Recording the cost of health care services–The cost of health care services provided or contracted for is accrued in the period in which the services are provided. On a monthly basis we provide for claims incurred but not reported based on past experience together with current factors. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the period of determination. An actuarial calculation has been completed and indicates that claims incurred but not reported as of June 30, 2002 are between approximately $12,375,000 and $13,625,000. As of June 30, 2002, we have recorded a liability of approximately $13,013,000 for claims incurred but not reported. Although considerable variability is inherent in such estimates, we believe that the amounts accrued for incurred but not reported medical claims are adequate.

Consideration of impairment of costs in excess of net tangible assets–We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold. As we operate in a single segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida, management has determined that we have a single reporting unit and perform the annual impairment calculation for goodwill on an entity level. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current carrying value of the total assets, including goodwill and intangible assets. We perform our annual impairment test on May 1st of each year. In addition to the annual impairment test, we are required to perform an impairment test any time an indicator of impairment occurs, such as those noted above. At such time as an impairment is determined, the intangible assets are written off during that period. Although considerable care is taken to ensure that impairment losses are recorded as soon as indicators of impairment are noted, material differences could occur if different, but nonetheless reasonably plausible, indicators existed.

Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The following tables set forth, for the periods indicated, the percentage of total revenues represented by certain items in our Consolidated Statements of Operations.

	Percent of Revenue for June 30,

	2002	2001	2000

Medical services revenue, net	99.9%	100.0%	100.0%
Other income	.1	–	–

Subtotal	100.0	100.0	100.0
Expenses
Medical services	87.1	88.6	83.7
Payroll and employee benefits	5.4	5.1	4.9
Provision for bad debts	.1	–	–
Professional fees	1.3	1.0	0.8
General and administrative	4.8	4.8	5.0
Gain on disposal of property and equipment	–	(.3)
Depreciation and amortization	1.0	2.6	2.5
Gain on extinguishment of debt	–	(3.1)	(11.4)

Subtotal	99.7	98.7	85.5
Income from operations	.3	1.3	14.5
Other income (expense)
Interest income	–	–	0.1
Interest expense-convertible subordinated notes	–	–	(1.8)
Interest expense-other	(1.5)	(1.4)	(1.0)
Provision for Medicare settlement related to terminated operations	(2.3)	–	–
Other	–	–	0.3

Net (loss) income	(3.5)%	(.1)%	12.1%

The financial results discussed below relate to our operations for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001.

Revenue

     Medical services revenue for Fiscal 2002 decreased 6.3% to approximately $105,539,000 from approximately $112,608,000 in Fiscal 2001. We provided managed care services for approximately 220,000 and 252,000 member months (members per month multiplied by the months for which services were available) during Fiscal 2002 and 2001, respectively. The decrease in revenue and member months primarily resulted from an amendment (the “2001 Amendment”) to our independent practice association (“IPA”) contract with Foundation (the “2001 Amendment”). Among other things, the 2001 Amendment terminated our association with certain physician practices effective April 1, 2001 through May 31, 2001, which represented approximately 70% of the Foundation IPA’s membership at that time. The Foundation IPA’s member months were approximately 17,700 and 44,400 during Fiscal 2002 and 2001, respectively.

     Revenue generated by our managed care entities under contracts with HMO’s as a percentage of medical services revenue was approximately 96% during Fiscal 2002 and 2001. Revenue generated by the Humana contract was 67% and 60% of medical service revenue for Fiscal 2002 and 2001, respectively. Revenue generated by the Foundation contracts was 29% and 36% during Fiscal 2002 and 2001, respectively.

     Our home health agencies’ revenue was approximately 4% of medical services revenue during Fiscal 2002 and 2001 and consisted primarily of Medicare reimbursement.

     Other income of $150,000 during Fiscal 2002 represents a settlement payment received from a vendor regarding a dispute which arose during the year. No such payments were received in Fiscal 2001.

Expenses

     Effective March 31, 2001, the 2001 Amendment, among other things, eliminated the medical claims liability incurred by the Foundation IPA through March 31, 2001 and reduced other liabilities to Foundation. As a result, we recorded a contractual revision of previously recorded medical claims liability of approximately $4,638,000 (the “2001 Contractual Adjustment”).

     Medical services expenses for Fiscal 2002 were approximately $92,095,000 or 87.1% of medical services revenue compared to approximately $104,402,000 or 92.7% of medical services revenue for Fiscal 2001 excluding the 2001 Contractual Adjustment.

     Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our POP risk contracts with HMOs. Claims expense was approximately $78,139,000 and $88,341,000 for Fiscal 2002 and 2001, respectively, or 77.4% and 81.8% of medical services revenues derived from our managed care entities prior to the 2001 Contractual Adjustment of claims expense. Our claims loss ratio varies due to fluctuations in utilization as well as increases in medical costs without counterbalancing increases in premium revenues. Medical claims as a percentage of revenues declined in Fiscal 2002, primarily due to decreased utilization and various benefit changes instituted by the HMOs that became effective January 1, 2002, such as requiring copayments for certain prescription drugs in selected counties in which we operate. These positive trends were offset, to some extent, in the fourth quarter by an increase in the cost of stop-loss insurance provided by Foundation for our Medicare members of approximately $60 per member per month. All other factors remaining the same, this increase in the cost of our stop-loss insurance provided by Foundation will increase our medical claims costs in Fiscal 2003 by approximately $1,800,000 above the costs incurred in Fiscal 2002.

     Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $13,956,000 and $16,061,000 during Fiscal 2002 and 2001, respectively, or 13.2% and 14.3% of medical services revenues. The decrease in other direct costs is primarily due to the 2001 Amendment which resulted in the termination of our association with certain physician practices effective April 1, 2001 through May 31, 2001.

     Payroll and employee benefits for administrative personnel was approximately $5,673,000 or 5.4% of total revenue during Fiscal 2002 compared to approximately $5,689,000 or 5.1% of total revenue during Fiscal 2001.

     General and administrative expenses during Fiscal 2002 were approximately $5,089,000 or 4.8% of total revenue compared to approximately $5,466,000 or 4.9% of total revenue during Fiscal 2001. We anticipate that the cost of our directors and officers insurance coverage will increase in Fiscal 2003.

     Depreciation and amortization for Fiscal 2002 decreased approximately 64% to approximately $1,031,000 from approximately $2,883,000 in Fiscal 2001. Effective July 1, 2002 we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators arise. Amortization expense of approximately $1,061,000 was recorded in Fiscal 2001 for goodwill that was not subject to amortization in Fiscal 2002 under SFAS No. 142. Additionally, certain tangible assets became fully depreciated and other intangible assets became fully amortized during Fiscal 2002. Depreciation and amortization expense during Fiscal 2002 was reduced by approximately $791,000 for these fully depreciated and amortized assets.

     Effective June 30, 2001, we completed a restructuring (the “Fiscal 2001 Restructuring”) of our Convertible Subordinated Notes due 2002 (the “Notes”) and as a result recorded a gain on the extinguishment of debt of approximately $3,503,000. The gain resulted primarily from the conversion of $6,219,511 of the outstanding principal balance into 6,219,511 shares of common stock, which were valued at approximately $1,804,000 based on the closing price of our common stock on June 29, 2001, the recording of approximately $595,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2005, the recording of a new note payable (the “New Note”) in the amount of $912,195 and the recording of approximately $277,000 of interest which will accrue on the New Note. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction.

Income from Operations

     Income from operations for Fiscal 2002 was approximately $332,000 or .3% of total revenues, compared to approximately $1,461,000 or 1.3% of total revenues for Fiscal 2001.

Interest Expense

     Interest expense during Fiscal 2002 was approximately $1,574,000 or 1.5% of total revenues compared to approximately $1,633,000 or 1.4% of total revenues during Fiscal 2001. Interest expense during Fiscal 2002 consisted primarily of approximately $1,278,000 related to amortization of deferred financing costs, approximately $12,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $67,000 on the credit facility and interest expense of approximately $217,000 related to various notes payable. Interest expense during Fiscal 2001 consisted primarily of approximately $1,281,000 related to amortization of deferred financing costs, approximately $110,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $16,000 on the credit facility and interest expense of approximately $226,000 related to various notes payable. The Notes were restructured on June 30, 2001. In accordance with Statement of Financial Accounting Standards, No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” (“SFAS No. 15”) all interest which would accrue over the remaining term of the Notes is included in the outstanding Notes on the balance sheet. Therefore, no interest expense will be recorded on the Notes through the maturity date. (See Note 4 of our Consolidated Financial Statements.)

Provision for Medicare Settlement Related to Terminated Operations

     The Provision for Medicare Settlement Related to Terminated Operations recorded during the three months ended March 31, 2002, relates to alleged overpayments by CMS to a former subsidiary. On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, we became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While we dispute the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to our home health agencies, we have entered into a memorandum of understanding for the 1996 cost report year and have recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, we will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. We have retained the right to dispute the Alleged Overpayments and continue to review and evaluate all information available to determine the validity of CMS’ claims. During September 2002, we have requested a reopening of the cost reports and supplied various documentation for cost report years 1996 and 1997 to demonstrate that the Alleged Overpayments are incorrect. The accrual for all Alleged Overpayments is approximately $2,773,000 as of June 30, 2002, of which approximately $251,000 is reflected in current liabilities. (See Note 11 to our Consolidated Financial Statements.)

Net Loss

     Net loss for Fiscal 2002 was approximately $3,646,000 compared to a net loss of approximately $138,000 for Fiscal 2001.

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

     Revenue generated by our managed care entities under of contracts with HMOs as a percentage of medical services revenue was approximately 96% during Fiscal 2001 and 2000. Revenue generated by the Humana contract was 60% and 57% of medical service revenue for Fiscal 2001 and 2000, respectively. Revenue generated by the Foundation contracts was 36% and 39% during Fiscal 2001 and 2000, respectively.

     Our home health agencies’ revenue was approximately 4% of medical services revenue during Fiscal 2001 and 2000 and consisted primarily of Medicare reimbursement.

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

     Effective December 31, 1999, we amended our Foundation IPA contract which reduced our prior medical claims and long-term debt liabilities to Foundation for prior medical claims by approximately $3,054,000, resulting in a corresponding decrease in medical services expense (the “2000 Contractual Adjustment”).

     Medical services expenses for Fiscal 2001 were approximately $104,402,000 or 92.7% of medical services revenue compared to approximately $100,677,000 or 86.4% of medical services revenue for Fiscal 2000, excluding the 2001 and 2000 Contractual Adjustments.

     Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Claims expense was approximately $88,341,000 and $82,480,000 for Fiscal 2001 and 2000, respectively, or 81.8% and 73.9% of medical services revenues derived from our managed care entities prior to the 2001 and 2000 Contractual Adjustments of claims expense. Our claim loss ratio varies due to fluctuations in utilization as well as increases in medical costs counterbalanced by any increases in premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $16,061,000 and $18,197,000 during Fiscal 2001 and 2000, respectively, or 14.3% and 15.6% of medical services revenue. The decrease primarily resulted from cost containment measures which began in Fiscal 2000 and continued throughout Fiscal 2001.

     Payroll and employee benefits for administrative personnel was approximately $5,689,000 or 5.1% of medical services revenue during Fiscal 2001 compared to approximately $5,687,000 or 4.9% of medical services revenue during Fiscal 2000.

     General and administrative expenses during Fiscal 2001 were approximately $5,466,000 or 4.8% of medical services revenue compared to approximately $5,777,000 or 5.0% of medical services revenue during Fiscal 2000. The decrease in general and administrative expense as a percent of revenues primarily resulted from cost containment measures which began in Fiscal 2000 and continued throughout Fiscal 2001.

     In July, 1999, we recorded a gain on extinguishment of debt of approximately $3,776,000 as a result of repurchasing $4,000,000 of our Notes for a cash payment of $210,000 and the write-off of related deferred financing costs and accrued interest payable. We have not provided for income taxes on the gain because we believe that we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction.

     On February 15, 2000, we recorded a gain on extinguishment of debt of approximately $9,472,000 as a result of restructuring the Notes, net of restructuring costs (the “Fiscal 2000 Restructuring”). The gain resulted primarily from the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of our common stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to the restructuring transaction.

     Effective June 30, 2001, we recorded a gain on the extinguishment of debt of approximately $3,503,000 as a result of the Fiscal 2001 Restructuring of the Notes. The gain resulted primarily from the conversion of $6,219,511 of the outstanding principal balance into 6,219,511 shares of common stock, which were valued at approximately $1,804,000 based on the closing price of our common stock on June 29, 2001, the recording of approximately $595,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2005, the recording of the New Note in the amount of $912,195 and the recording of approximately $277,000 of interest which will accrue on the New Note. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction.

Income from Operations

     Income from operations for Fiscal 2001 was approximately $1,461,000 or 1.3% of total revenues, compared to operating income of approximately $16,929,000 or 14.5% of total revenues for Fiscal 2000.

Interest Expense

     Interest expense during Fiscal 2001 was approximately $1,633,000 or 1.4% of total revenues compared to approximately $3,238,000 or 2.8% of total revenues during Fiscal 2000. Interest expense during Fiscal 2001 consisted primarily of approximately $1,281,000 related to amortization of deferred financing costs, approximately $110,000 of imputed interest expense on non-interest bearing notes and interest expense of approximately $242,000 related to various notes payable. Interest expense during Fiscal 2000 was comprised of approximately $784,000 related to amortization of deferred financing costs, approximately $212,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $184,000 related to various notes payable and approximately $2,055,000 of interest on the Notes. The Notes were restructured on February 15, 2000 and again on June 30, 2001. In accordance with SFAS No. 15, all interest which would accrue over the remaining term of the Notes is included in the outstanding Notes on the balance sheet. Therefore, no interest expense will be recorded on the Notes through the maturity date. (See Note 4 of the our Consolidated Financial Statements.)

Net Income/Loss

     Net loss for Fiscal 2001 was approximately $138,000 compared to net income of approximately $14,118,000 for Fiscal 2000.

Liquidity and Capital Resources

     Our auditors’ opinion on the June 30, 2002 consolidated financial statements states that, although our financial statements have been prepared on a going concern basis, there is a significant uncertainty as to whether we will be able to fund our obligations and satisfy our debt obligations as they become due in Fiscal 2003. At June 30, 2002, our working capital deficit was approximately $7,587,000, our total indebtedness accounted for approximately 91% of our total capitalization and we had approximately $2.3 million outstanding under our credit facility. Our cash flow from operations in Fiscal 2002 was not sufficient to satisfy our debt obligations as they became due, including payments on various notes payable, and fund our capital expenditures. We funded our cash deficit in Fiscal 2002 from our credit facility. However, on August 7, 2002, we drew down the remaining available balance under the credit facility. The credit facility matures on March 31, 2003. We obtained this credit facility in Fiscal 2000 based on the personal guarantee of Dr. Phillip Frost and an entity controlled by Charles Fernandez, former members of our board of directors. Their guarantee is effective through the March 31, 2003 maturity date. Based on our current cash flow projections, it appears unlikely that we will have sufficient funds available to fully repay the credit facility by March 31, 2003. While we intend to address this issue by either extending or replacing the credit facility, either in whole or in part, an uncertainty exists as to whether we will be able to extend or replace the credit facility without either the Guarantors extending their guarantees or other individuals providing a personal guarantee. If personal guarantees are required, there can be no assurance that we will be able to obtain such guarantees. There can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to us.

     In Fiscal 2000, we instituted a series of measures intended to reduce losses incurred in prior years and to operate our core business model profitably. In spite of the measures instituted in Fiscal 2000, we began to experience a deterioration in our claims loss ratio in the first and second quarters of Fiscal 2001 and again in the first and second quarters of Fiscal 2002, which resulted in operating losses and negative cash flow from operations. Additionally, the impact of the deterioration of the claims loss ratio did not allow us to reverse a significant working capital deficiency which originated in prior years. Negative changes in the claims loss ratio, such as we experienced in Fiscal 2001 and 2002, are due to increases in the utilization of health services as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs. See Risk Factor – “Our Percentage of Premium Contracts Require Us to Assume the Responsibility of Providing Medical Care to our Managed Care Patients.” If we should experience a deterioration in our claims loss ratio in the first two quarters of Fiscal 2003 that, compounded by the lack of availability of additional financing through our credit facility and the need to make annual payments for our medical malpractice insurance which are due in the first and second quarters of Fiscal 2003, we will experience a severe strain on our cash flow. Historically, we have been able to realize advantageous HMO benefit changes and premium increases in the third quarter of our fiscal year which have a positive impact on profitability and cash flow. However, there can be no assurance that any benefit changes will occur or be realized in the third quarter of Fiscal 2003 or that premium increases, if any will be able to offset negative health cost trends and allow us to meet our cash requirements in Fiscal 2003.

     We plan to fund our capital commitments, operating cash requirements and satisfy our obligations from a combination of cash on hand and operating cash flow improvements realized from decreased utilization, HMO premium increases and advantageous HMO benefit changes. We continue to focus on strengthening our core business unit by enhancing our physician net work, streamlining our operations and implementing measures to contain the rising costs of providing health services to our members. Such measures include, among other things, emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into our own contracts with health care providers such as medical specialists and recommending that our members utilize hospitals and outpatient facilities that have favorable rate structures. If we cannot continue to improve our controls and procedures for managing our costs, our business, results of operations, and cash flow may be materially adversely affected and we may be unable to meet our financial obligations as they become due.

     If we are unable to satisfy our cash requirements, we may be required to take certain steps, such as borrowing additional funds, restructuring our indebtedness, selling assets, selling equity, reducing or delaying capital expenditures or payments to trade creditors and forgoing certain business opportunities. If we need additional capital to repay our obligations or fund operations, there can be no assurances that such capital can be obtained or, if obtained, that it will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which can have a dilutive effect on current shareholders and a significant effect on our operations.

     Our net loss was approximately $3,646,000 for Fiscal 2002. Net cash provided by operations was approximately $288,000. The following were the most significant items which are reflected in our net loss but did not affect our cash flows from operations:

•	Depreciation and amortization, including the amortization of deferred loan costs, reduced net income by approximately $2,309,000, without reducing cash from operations.

•	The increase in due to Medicare was approximately $3,118,000. We recorded approximately $2,441,000 as a provision for a Medicare settlement and approximately $389,000 for other Medicare overpayments related to our home health operations for which we have entered into long-term repayment plans. These liabilities are included in long-term debt, with the appropriate amounts shown in the current portion of long-term debt, and although they increased our net loss, did not affect our cash flows from operations. Additionally, the due to Medicare also increased by approximately $288,000. This increase reflects the current receivable from Medicare generated from our current home health operations as offset by additional amounts due to Medicare for which we intend to request long-term repayment plans in the future. This net increase in due to Medicare of approximately $288,000 increased our Fiscal 2002 net loss, but did not impact the cash flows from operations in Fiscal 2002.

•	Our net receivable from HMOs increased by approximately $809,000 and reduced our net loss, but did not provide cash in Fiscal 2002.

The following were significant items that affected our cash flows but did not affect our net loss:

•	Increases in prepaid expenses and other current assets of approximately $242,000 used cash from operations but did not affect our net loss in Fiscal 2002.

•	Decreases in accounts payable and accrued expenses of approximately $328,000 used cash from operations but did not affect our net loss in Fiscal 2002.

     Our cash used in investing activities was approximately $186,000 for Fiscal 2002, primarily for the purchase of equipment. Our cash used in financing activities was approximately $283,000, primarily due to borrowings during the year of $1,815,000 on our credit facility and payments of various notes payable of approximately $2,098,000.

     Approximately 4% of our medical services revenue during Fiscal 2002 was derived from our HHAs. Effective October 1, 2000, two of our HHAs, which primarily provide services to patients eligible under the Medicare program, began to be reimbursed by Medicare under the prospective payment system. Under PPS, we are paid a predetermined fee for services provided to patients for every 60-day period for which care is rendered. Effective October 1, 2002, we will be subject to a 15% reduction to the cost limits and per-patient limits that were in place as of September 30, 1999 as a result of the Balanced Budget Act of 1997. This reduction will result in a decrease in the predetermined fees under PPS, on average, by approximately 4% to 6% in the localities in which we operate our HHAs. Congress may delay the implementation of this reduction in the predetermined fees; however, there can be no assurances that such a delay will occur. We continue to take steps to operate effectively and efficiently under PPS’ predetermined fee schedule. This reduction in the reimbursement under PPS’ predetermined fee schedule will have a negative impact on our business, results of operations and cash flow.

     Prior to the implementation of PPS, our HHAs were reimbursed for services provided based on a reasonable cost methodology. We were reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and subsequent audits by CMS. Changes in the estimated settlements we recorded may be adjusted in future periods as final settlements are determined and may have a material adverse affect on our results of operations and cash flow. See Note 5 of our Consolidated Financial Statements regarding amounts currently due to CMS.

     One of our HMO contracts requires that we fund a claims reserve out of operating profits of certain of our staff model clinics. At June 30, 2002, the unfunded portion of this required reserve was approximately $200,000. The HMO can only draw upon this reserve in the event that the staff model clinics in question have incurred an account deficit and that we are unable or unwilling to satisfy the HMOs’ demand to fund the deficit. At no time during Fiscal 2002 were the staff model clinics in question in an account deficit position.

     At June 20, 2002, we were not in compliance with the repayment terms of a contract modification note with an HMO. The balance of approximately $3,800,000 outstanding at June 30, 2002 has been classified as a current liability in our consolidated financial statements. While no such action has occurred, the HMO could pursue legal action to enforce their claim against us for repayment of this note. We are currently in negotiation with the HMO to restructure this indebtedness. There can be no assurance that we will be able to complete this restructuring on terms acceptable to us or that the HMO will not assert a claim against us.

     Other factors that could affect our liquidity and cash flow are discussed elsewhere in this Annual Report, including “Risk Factors” and include: (i) increasing costs of health care services; (ii) loss of a material contract; (iii) decreases in reimbursement rates by third-party payors; (iv) retroactive cost report adjustments; (v) adverse governmental regulation, (vi) damage awards under pending or future litigation; and (vii) increased insurance costs.

     On July 30, 2002, the American Stock Exchange notified us it had completed its review of our listing qualifications and has accepted our plan to regain compliance with continued listing standards by December 31, 2003. The plan includes quarterly milestones. If we do not show progress in obtaining these milestones or if we are unable to regain compliance with the continued listing standards by December 31, 2003, our common stock may be delisted from the Exchange. As of the date of this filing, we are still below the continued listing requirements of the Exchange with respect to requirements which include the need for us to maintain stockholders’ equity of at least $4 million and not sustain losses from continuing operations and/or net losses in two of our three most recent fiscal years. We are unable to guarantee that the Exchange will continue to list our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     At June 30, 2002, our cash equivalents were invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have increased the net loss for Fiscal 2002 by approximately $15,000. A 100 basis point adverse movement (increase) in interest rates would have had an immaterial impact in our net loss for Fiscal 2001. We have no material risk associated with foreign currency exchange rates or commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

     The executive officers and directors of Continucare are as follows:

Name	Age	Position

Spencer J. Angel	36	President, Chief Executive Officer, Chief Operating Officer and Director
Janet L. Holt	55	Chief Financial Officer
Richard C. Pfenniger, Jr.	47	Chairman of the Board
Robert J. Cresci	58	Director
Neil Flanzraich	59	Director
Patrick M. Healy	44	Director

     Spencer J. Angel has served as our President and Chief Executive Officer since November 1999. From July 12, 1999 until his appointment as our President and Chief Executive Officer, he served as our Executive Vice President and Chief Operating Officer. Mr. Angel has served as a member of our board of directors since September 30, 1999. Mr. Angel has served, since 1996, as director and president of Harter Financial, Inc., a diversified financial consulting firm. See “Certain Relationships and Related Transactions.” In 1999, Mr. Angel served as president and chief executive officer of Medical Laser Technologies, Inc., a company that produces digital x-ray picture archiving and communications systems for cardiac catheterization labs. He was the secretary, treasurer and director of Autoparts Warehouse, Inc., an auto parts retail and service company, from September 1997 to January 1999. From December 1994 through August 1996 Mr. Angel was president of 5 East 41 Check Cashing Corp., a company engaged in the payroll service and armored car business. From November 1991 to 1994 Mr. Angel was an associate attorney with Platzer, Fineberg & Swergold, a law firm specializing in corporate financial reorganizations.

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

     Richard C. Pfenniger, Jr. has served as one of our directors since March 2002. In September 2002, Mr. Pfenniger was appointed chairman of our board of directors. Mr. Pfenniger has served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. since 1997 and as a director of Whitman Education Group, Inc. since 1992. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX. Mr. Pfenniger served as the Senior Vice President-Legal Affairs and General Counsel of IVAX from 1989 to 1994. Mr. Pfenniger currently serves as a director of IVAX.

     Robert J. Cresci has served as one of our directors since February 2000. He has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc.; Aviva Petroleum Ltd.; Film Roman, Inc.; j2 Global Communications, Inc.; Candlewood Hotel Co.; SeraCare Life Sciences Inc.; LTWC Corporation and several private companies.

     Patrick M. Healy has served as one of our directors since February 2000. He has served as president and chief administrative officer and as a member of the board of directors for Mayo Health Plan, Inc. since its inception in June 1996 to December 2001. Mr. Healy served as president and chief administrative officer and as a member of the board of directors for MHP Health and Life, Inc, and MHP Holding, Inc. from June 1998 to December 2001. Previously, Mr. Healy was president and chief executive officer and member of the board of directors for Cleveland Clinic Florida Health Plan from its inception in 1992 through 1996. Mr. Healy also served as a regional director of operations-southeast region and executive director Florida/Caribbean for The Travelers Insurance Company from 1990 through 1992.

     Neil Flanzraich has served as one of our directors since March 2002. Mr. Flanzraich has served as the Vice Chairman and President of IVAX, a pharmaceutical manufacturer, since May 1998. Mr. Flanzraich served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliff, a law firm, from 1995 to 1998. From 1981 to 1994, Mr. Flanzraich served in various capacities at Syntex Corporation and as a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd, Mr. Flanzraich served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. Mr. Flanzraich was Chairman of the Board of Directors of North American Vaccine, Inc from 1989 to 2000. Mr. Flanzraich also currently serves on the boards of IVAX, Whitman Education Group, Inc., IVAX Diagnostics, Inc. and Rae Systems, Inc.

     Officers serve at the pleasure of the board of directors, subject to the terms of any employment agreements. See “Employment Agreements.”

Key Employee

     The following is a key employee of Continucare:

Name	Age	Position

Roberto L. Palenzuela, Esq	39	Corporate General Counsel

     Roberto L. Palenzuela, Esq. was appointed as Corporate General Counsel in May of 2002. Mr. Palenzuela served as an officer and director of Community Health Plan of the Rockies, Inc., a health maintenance organization based in Denver, Colorado from 1994 to 2002. From March 1999 through June 2001, Mr. Palenzuela served as General Counsel of Universal Rehabilitation Centers of America, Inc. (n/k/a Universal Medical Concepts, Inc.), a physician practice management company. Mr. Palenzuela was General Counsel and director for Trident Medical Concepts, Inc., a multi-state physician practice management company from June 1997 to February 1999. On November 18, 1998, Trident Medical Concepts, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy laws. From May 1996 to June 1997, Mr. Palenzuela was a partner with the law firm of Adams, Gallinar, Iglesias & Palenzuela, P.A.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except: (i) Richard C. Pfenniger, Jr. filed a Form 3 on March 29, 2002 which Form 3 should have been filed no later than March 15, 2002; and (ii) Neil Flanzraich filed a Form 3 on September 24, 2002 which Form 3 should have been filed no later than March 15, 2002.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

     The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of (i) our chief executive officer, and (ii) the other executive officer who was serving as an executive officer at the end of the last fiscal year, whose total annual salary and bonus, determined as of the end of the fiscal year ended June 30, 2002, exceeded $100,000 (hereinafter referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long-Term
	Annual Compensation				Compensation

Name and	Fiscal			Other Annual	No. of Securities	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation	Underlying Options	Compensation

Spencer J. Angel,	2002	259,000	0	(1)	0	0
President and Chief	2001	268,307	0	(1)	600,000 (2)	0
Executive Officer	2000	207,867	0	(1)	0	0

Janet L. Holt,	2002	127,849	0	(1)	0	0
Chief Financial Officer	2001	103,846	0	(1)	75,000 (3)	0
	2000	83,077	20,000	(1)	0	0

(1)	The total perquisites and other personal benefits provided is less than 10% of the total annual salary and bonus to such officer.

(2)	100,000 fully vested stock options valued at approximately $68,750 (based on the closing market price on the date of grant) were awarded on July 20, 2000. An additional 500,000 stock options were also awarded on July 20, 2000 valued at approximately $343,750 (based on the closing market price on the date of grant) and vest ratably over three years. See “Director Compensation.”

(3)	75,000 stock options were awarded on July 20, 2000 valued at approximately $51,600 (based on the closing market price on the date of grant) and vest ratably over three years.

Option Grants During Fiscal 2002

During Fiscal 2002, we did not grant any stock options or stock appreciation rights to the Named Executive Officers.

Option Exercises in 2002 and Year End Option Values

The following table sets forth information with respect to (i) the number of unexercised options held by the Named Executive Officers as of June 30, 2002, and (ii) the value as of June 30, 2002 of unexercised in-the-money options. No options were exercised by any of the Named Executive Officers in Fiscal 2002.

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-Money Options
	at June 30, 2002		at June 30, 2002 (1)

	Exercisable	Unexercisable	Exercisable	Unexercisable

Spencer J. Angel	266,666	333,334	0	0
Janet L. Holt	25,000	50,000	0	0

(1)	Market value of shares covered by in-the-money options on June 30, 2002, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

Director Compensation

     Our directors do not currently receive any cash compensation for service on the board of directors but may be reimbursed for certain expenses in connection with attendance at board of director meetings or other meetings on our behalf. All of our directors are eligible to receive options under our Stock Option Plan.

     Our former chairman received an annual payment of $50,000 during the time he served as chairman of the board of directors.

     On September 23, 2002, Board members that served during calendar years 2001 and 2002 were granted fully vested options to purchase 100,000 shares of common stock for each year of service, and newly appointed Board members were granted fully vested options to purchase an additional 100,000 shares of common stock. These Board members had the choice to receive restricted stock instead of options.

Employment Agreements

     Mr. Angel’s employment agreement is for a one-year period commencing July 12, 1999, with additional one-year automatic renewals and provides for an annual base salary of $250,000. Additionally, he is eligible to receive a bonus equal to 7% of our earnings before interest, taxes, depreciation and amortization in excess of $3 million for the fiscal year. The agreement may be terminated by either party with or without cause upon 60 days notice prior to an anniversary date of the agreement. Pursuant to the terms of his agreement, Mr. Angel is prohibited from competing with Continucare for a one-year period following termination of his employment with Continucare. In the event that Mr. Angel is terminated without cause, Mr. Angel is entitled to his base salary for the period of one year and any unpaid accrued bonus.

     Ms. Holt’s employment agreement is for a one-year period commencing October 1, 2001, with additional one-year automatic renewals and provides for an annual base salary of $125,000. Additionally, she is eligible to receive bonuses and stock option grants as determined by the Chief Executive Officer and the Compensation Committee of our Board of Directors. The agreement may be terminated by Continucare with or without cause at any time. In the event Ms. Holt is terminated without cause, Ms. Holt is entitled to her base salary for a period of six months and any unpaid accrued bonuses. Ms. Holt may terminate the agreement upon 60 days written notice. Pursuant to the terms of the agreement, Ms. Holt is prohibited from competing with Continucare for a 90-day period following termination of her employment with Continucare.

Compensation Committee Interlocks

     Mr. Charles Fernandez, a former board member, served as a member of our compensation committee from March 2000 until March 2002. Mr. Fernandez served as our president and chief executive officer until November 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 23, 2002 concerning the beneficial ownership of the common stock by (i) each person known by Continucare to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the directors and director nominees who own our shares, (iii) Named Executive Officers, and (iv) all of our executive officers and directors as a group. All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership (1)		Common Stock (2)

Spencer J. Angel	1,680,147	(3)	4.09%
80 S.W. 8th Street
Miami, FL 33131
Robert Cresci	300,000	(4)	*
c/o Pecks Management Partners, Ltd.
One Rockefeller Plaza
Suite 900
New York, NY 10020
Neil Flanzraich	200,000	(5)	*
4400 Biscayne Boulevard
Miami, FL 33137
Patrick Healy	300,000	(6)	*
c/o Mayo Health Plan
4168 South Point Parkway
Suite 102
Jacksonville, FL 32216
Janet L. Holt	50,000	(6)	*
80 S.W. 8th Street
Miami, FL 33131
Richard C. Pfenniger, Jr.	205,000	(5)	*
4400 Biscayne Boulevard
Miami, FL 33137
Dr. Phillip Frost	20,519,450	(7)	49.53%
4400 Biscayne Boulevard
Miami, FL 33137
Charles M. Fernandez	2,279,167	(8)	5.59%
4400 Biscayne Boulevard
Miami, FL 33137
Strategic Investment Partners, Ltd.	2,250,000	(9)	5.56%
Kaya Flamboyan 9
Willemstad, Curaçao
Netherlands Antilles
Pecks Management Partners Ltd.	8,511,582	(10)	19.41%
One Rockefeller Plaza
Suite 900
New York, NY 10020
All directors and executive officers as a group (6 persons)	2,735,147		5.91%

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2)	Based on 40,434,601 shares outstanding as of September 23, 2002.

(3)	Includes (i) 800 shares held by Arkangel, Inc., an entity controlled by Mr. Angel; (ii) 850,000 shares held by Harter Financial, Inc., an entity controlled by Mr. Angel; (iii) 150,000 shares held directly by Mr. Angel; (iv) 633,334 shares of common stock underlying options that are currently exercisable, and (v) 46,013 shares of common stock issuable upon conversion of a convertible promissory note.

(4)	Includes (i) 200,000 shares of restricted stock and (ii) 100,000 shares of common stock underlying options granted that are currently exercisable.

(5)	Includes 200,000 shares of restricted stock.

(6)	Represents shares of common stock underlying options that are currently exercisable.

(7)	Includes (i) 19,422,288 shares owed beneficially through Frost Gamma L.P.; (ii) 797,162 shares of common stock issuable upon conversion of a convertible promissory note; (iii) 200,000 shares of common stock underlying options granted that are currently exercisable; and (iv) 100,000 shares of restricted stock. See “Certain Transactions”.

(8)	Includes (i) 1,816,667 shares of Common Stock are owned of record by the Fernandez Family Limited Partnership, (ii) 27,500 shares held directly by Mr. Fernandez; (iii) 335,000 shares of Common Stock underlying options granted that are currently exercisable; and (iv) 100,000 shares of restricted stock.

(9)	The information set forth herein is based solely on the most recent Schedule(s) 13D/A filed with the SEC by the entity, and, accordingly, may not reflect their respective holdings as of the date of this report. The Strategic Investment Partners, Ltd. is deemed to have sole voting power and each of Quasar Strategic Partners LDC, Quantum Industrial Partners LLC, QIH Management Investors, L.P. and QIH Management, Inc., Soros Fund Management, LLC and Mr. George Soros are deemed to have shared power.

(10)	The information set forth herein is based solely on the most recent Schedule(s) 13G/A filed with the SEC by the entity and, accordingly, may not reflect their respective holdings as of the date of this report. Includes 3,407,927 shares of Common Stock that may be issued upon the conversion of Convertible Subordinated Notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     In a private transaction with certain noteholders, effective June 30, 2001, Frost Nevada Limited Partnership, an entity controlled by Dr. Phillip Frost, the beneficial owner of more than 5% of our outstanding common stock, purchased Convertible Subordinated Notes due 2002 in the principal amount of $6,219,511 (the “Purchased Debt”) and 9,640,244 shares of our common stock (the “Purchased Shares”). Frost Nevada Limited Partnership immediately exchanged the Purchased Debt for (i) 6,219,511 shares of our common stock and (ii) a convertible promissory note (the “New Note”) in the principal amount of $912,195, with an October 31, 2005 maturity date and interest at 7% due semi-annually. At such time Dr. Frost was deemed to beneficially own 55.5% of our outstanding common stock, assuming conversion of the New Note.

     Effective July 31, 2001, Frost Nevada Limited Partnership sold approximately 13% of the Purchased Shares, 13% of the shares of common stock issued upon the conversion of the Purchased Debt and transferred 13% of the New Note in a private transaction to a group of six investors. Spencer J. Angel, our President and CEO, and an entity controlled by Mr. Angel comprise 40% of this group.

     As a result, as of June 30, 2002, we had principal amounts outstanding under convertible promissory notes, with October 31, 2005 maturity dates bearing interest at 7% due semi-annually, due to Frost Nevada Limited Partnership, the investor group controlled by Mr. Angel and Mr. Angel of $797,162, $37,386 and $8,627, respectively.

     During the year ended June 30, 2002, we paid approximately $56,000, $3,000 and $1,000 in interest on the convertible promissory notes to Frost Nevada Limited Partnership, the investor group controlled by Mr. Angel, and to Mr. Angel, respectively.

     During the year ended June 30, 2002, we paid Mr. Charles Fernandez , who is affiliated with an entity that is the beneficial owner of more than 5% of our outstanding common stock, approximately $23,000 for his services as chairman of the board of directors. See “Director Compensation”.

     On September 23, 2002, Mr. Frost and Mr. Fernandez each received a grant of 100,000 shares of restricted stock as compensation for their prior service as Board members.

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

(a)(3)	Exhibits

3.1	Restated Articles of Incorporation of Company, as amended (3)
3.2	Restated Bylaws of Company (3)
4.1	Form of certificate evidencing shares of Common Stock (3)
4.2	Indenture, dated as of October 30, 1997, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to 8% Convertible Subordinated Notes due 2002 (5)
4.3	Registration Rights Agreement, dated as of October 30, 1997, by and between the Company and Loewenbaum & Company Incorporated (5)
4.4	Continucare Corporation Amended and Restated 1995 Stock Option Plan (7)
4.5	Amended and Restated 2000 Stock Option Plan (17)
4.6	Convertible Subordinated Promissory Note (18)
10.1	Employment Agreement between the Company and Charles M. Fernandez dated as of September 11, 1996 (2)
10.2	Agreement and Plan of Merger by and among Continucare Corporation, Zanart Entertainment Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996 (1)
10.3	Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., AARDS, Inc. and Sheridan Healthcorp. Inc (4)
10.4	Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., Rosenbaum, Weitz & Ritter, Inc. and Sheridan Healthcorp, Inc (4)
10.5	Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Medical Management, Inc., Arthritis & Rheumatic Disease Specialties, Inc. and Sheridan Healthcare, Inc (4)

10.6	Placement Agreement, dated as of October 27, 1997, between the Company and Loewenbaum & Company Incorporated (5)
10.7	Purchase Agreement, dated as of September 4, 1997, by and among Continucare Corporation, Continucare Physician Practice Management, Inc., a wholly owned subsidiary of Continucare Corporation, DHG Enterprises, Inc. f/k/a Doctor’s Health Group, Inc. and Doctor’s Health Partnership, Inc., both Florida corporations, and Claudio Alvarez and Yvonne Alvarez (6)
10.8	Stock Purchase Agreement, dated as of February 13, 1998, by and among Continucare Corporation, Continucare Rehabilitation Services, Inc., Integrated Health Services, Inc., Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc (8)
10.9	Asset Purchase Agreement, dated as of April 7, 1998, by and among: (i) SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., Broward Managed Care, Inc., each a Florida corporation; (ii) First Medical Corporation, a Delaware corporation and First Medical Group, Inc., a Delaware corporation; and (iii) CNU Acquisition Corporation, a Florida corporation (9) and (10)
10.10	Asset Purchase Agreement, dated as of August 18, 1998, by and among:
(i) Caremed Health Systems, Inc.; (ii) Caremed Medical Management, Inc.; Caremed Health Administrators, Inc., each a Florida corporation; and (iii) Continucare Managed Care, Inc., a Florida corporation (11)
10.11	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998 (16)
10.12	Asset Purchase Agreement, dated April 7, 1999, by and among: (i) Kessler Rehabilitation of Florida, Inc., a Florida Corporation; Rehab Management Systems, Inc., a Florida Corporation; Continucare Occmed Services, Inc., a Florida Corporation; and Continucare Corporation, a Florida Corporation (12)
10.13	Employment Agreement dated July 12, 1999 between Continucare Corporation and Spencer Angel (13)
10.14	Lease Agreement, dated as of the 28th day of July 1999, between Doral Park Joint Venture, Lennar Mortgage Holdings Corporation, LNR/CREC Brickell Bayview Limited Partnership, and Universal American Realty Corporation, as tenants-in-common, and Continucare Corporation (16)
10.15	First Amendment to Employment Agreement, dated October 1, 1999, between Charles Fernandez and Continucare Corporation (13)
10.16	Second Amendment to Employment Agreement between Charles M. Fernandez and the Company, entered into as of the 1st day of November 1999 (14)
10.17	First Amendment to Employment Agreement between Spencer J. Angel and the Company, entered into as of the 1st day of November, 1999 (14)
10.18	Employment Agreement dated September 4, 2001 between Continucare Corporation and Cathy J. Lerman (19)
10.19	Employment Agreement dated October 1, 2001 between Continucare Corporation and Janet L. Holt (20)
21.1	Subsidiaries of the Company * (Exhibit 21.1)
23.1	Consent of Ernst & Young LLP * (Exhibit 23.1)
99.1	Consent Letter and Agreement to the First Supplemental Indenture between the Securityholders of the Convertible Notes due 2002 and Continucare Corporation, dated December 9, 1999 (15)
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 * (Exhibit 99.2)

Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Current Report Form 8-K dated August 9, 1996.
(2)	Form 10-KSB filed with the Commission on September 30, 1996.
(3)	Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.
(4)	Form 8-K filed with the Commission on April 25, 1997.
(5)	Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.
(6)	Form 8-K dated October 31, 1997 and filed with the Commission on November 13, 1997.
(7)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.
(8)	Form 8-K dated February 13, 1998 and filed with the Commission on February 26, 1997.
(9)	Form 8-K dated April 14, 1998 and filed with the Commission on April 27, 1998.
(10)	Form 8-K/A dated May 11, 1998 and filed with the Commission on May 15, 1998.
(11)	Form 8-K dated and filed with the Commission on September 2, 1998.
(12)	Form 8-K dated April 21, 1999 and filed with the Commission on April 23, 1999.
(13)	Form 10-K/A for the fiscal year ended June 30, 1999.
(14)	Form 10-K/A, Amendment No. 2 for the fiscal year ended June 30, 1999.
(15)	Form 10-Q for the quarterly period ended December 31, 1999
(16)	Form 10-K for the fiscal year ended June 30, 2000
(17)	Form S-8 File No. 333-61246, filed May 18, 2001.
(18)	Form 8-K dated August 3, 2001, filed August 15, 2001.
(19)	Form 10-K for the fiscal year ended June 30, 2001.
(20)	Form 10-Q for the quarterly period ended September 30, 2001.
*	Filed herewith

(a)         Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION

By: /s/ Spencer J. Angel SPENCER J. ANGEL Chief Executive Officer, Chief Operating Officer and President

Dated: September 27, 2002

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Spencer J. Angel Spencer J. Angel	President, Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)	September 27, 2002

/s/ Janet L. Holt Janet L. Holt	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	September 27, 2002

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board	September 27, 2002

/s/ Robert J. Cresci Robert J. Cresci	Director	September 27, 2002

/s/ Neil Flanzraich Neil Flanzraich	Director	September 27, 2002

/s/ Patrick Healy Patrick Healy	Director	September 27, 2002

CERTIFICATION

I, Spencer J. Angel, Chief Executive Officer of Continucare Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading; with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

Date: September 27, 2002	By: /s/ Spencer J. Angel SPENCER J. ANGEL Chief Executive Officer, Chief Operating Officer and President

CERTIFICATION

I, Janet L. Holt, Chief Financial Officer of Continucare Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

Date: September 27, 2002	By: /s/ Janet L. Holt JANET L. HOLT Chief Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5, and 6 of the Certifications as set forth in this annual report have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46247.

1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Continucare Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Continucare Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation and subsidiaries at June 30, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that Continucare Corporation and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and its method of reporting gains and losses on the extinguishment of debt during the year ended June 30, 2002.

/s/ ERNST & YOUNG LLP

Miami, Florida
September 6, 2002, except for Note 12,
as to which the date is September 23, 2002

CONTINUCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
ASSETS	2002	2001

Current assets
Cash and cash equivalents	$344,276	$525,482
Accounts receivable, net of allowance for doubtful accounts of $4,807,000 and $4,741,000, respectively	94,967	81,132
Other receivables	834,227	763,637
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $13,013,000 and $10,660,000, respectively	1,431,379	622,666
Prepaid expenses and other current assets	548,322	306,261

Total current assets	3,253,171	2,299,178
Equipment, furniture and leasehold improvements, net	584,372	703,494
Goodwill, net of accumulated amortization of approximately $3,661,000 at June 30, 2002 and 2001	14,663,392	14,663,392
Managed care contracts, net of accumulated amortization of approximately $1,364,000 and $1,011,000, respectively	2,146,243	2,499,055
Cost in excess of net intangible assets acquired, net of accumulated amortization of $4,012,000 and $3,674,000 respectively	15,788	354,304
Deferred financing costs, net of accumulated amortization of $2,985,000 and $1,706,000, respectively	435,375	1,698,750
Other assets, net	81,372	74,731

Total assets	$21,179,713	$22,292,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$688,061	$679,745
Accrued expenses	2,004,480	2,330,456
Accrued salaries and benefits	569,323	579,805
Credit Facility	2,315,000	500,000
Advances from HMO	–	450,000
Due to Medicare, net	350,991	500,045
Current portion of convertible subordinated notes payable	273,896	273,896
Current portion of long-term debt	4,456,835	4,952,076
Current portion of related party note payable	63,854	53,211
Accrued interest payable	10,708	17,703
Current portion of capital lease obligations	107,479	149,915

Total current liabilities	10,840,627	10,486,852
Capital lease obligations, less current portion	42,171	99,774
Convertible subordinated notes payable	4,356,468	4,630,364
Long-term debt, less current portion	3,597,122	1,011,704
Related party note payable, less current portion	1,061,186	1,135,683

Total liabilities	19,897,574	17,364,377
Commitments and contingencies
Shareholders’ equity
Common stock, $0.0001 par value: 100,000,000 shares authorized; 42,630,794 shares issued and 39,634,601shares outstanding at June 30, 2002; and 42,455,794 shares issued and 39,459,601 shares outstanding at June 30, 2001	3,964	3,946
Additional paid-in capital	59,511,614	59,511,632
Accumulated deficit	(52,808,738)	(49,162,350)
Treasury stock (2,996,192 shares at June 30, 2002 and 2001)	(5,424,701)	(5,424,701)

Total shareholders’ equity	1,282,139	4,928,527

Total liabilities and shareholders’ equity	$21,179,713	$22,292,904

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2002	2001	2000

Medical services revenue, net	$105,539,288	$112,607,916	$116,582,895
Other income	150,000	–	–

Subtotal	105,689,288	112,607,916	116,582,895
Expenses
Medical services:
Medical claims	78,138,787	88,341,212	82,480,144
Contractual revision of previously recorded medical claims and other	–	(4,638,205)	(3,053,853)
Other	13,956,162	16,060,798	18,197,211
Payroll and employee benefits	5,672,721	5,689,206	5,687,030
Provision for bad debts	65,668	50,000	–
Professional fees	1,404,157	1,180,438	895,716
General and administrative	5,088,562	5,466,496	5,777,317
Gain on disposal of property and equipment	–	(383,375)	–
Depreciation and amortization	1,030,903	2,883,287	2,918,534
Gain on extinguishments of debt	–	(3,503,188)	(13,247,907)

Subtotal	105,356,960	111,146,669	99,654,192

Income from operations	332,328	1,461,247	16,928,703
Other income (expense)
Interest income	36,124	32,358	43,147
Interest expense-convertible subordinated notes payable	–	–	(2,054,710)
Interest expense-other	(1,573,869)	(1,632,932)	(1,182,794)
Provision for Medicare settlement related to terminated operations	(2,440,971)	–	–
Other	–	1,425	383,623

Net (loss) income	$(3,646,388)	$(137,902)	$14,117,969

Basic and diluted net (loss) income per common share	$(.09)	$–	$.65

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Total
		Additional			Shareholders'
	Common	Paid-In	Accumulated	Treasury	Equity
	Stock	Capital	Deficit	Stock	(Deficit)

Balance at June 30, 1999	$1,455	$32,910,465	$(63,142,417)	$(5,424,701)	$(35,655,198)
Issuance of stock to Harter Financial, Inc.	20	112,480	–	–	112,500
Issuance of stock to guarantor of credit facility	300	3,374,700	–	–	3,375,000
Issuance of stock for debt restructuring	1,550	21,310,950	–	–	21,312,500
Net income	–	–	14,117,969	–	14,117,969

Balance at June 30, 2000	3,325	57,708,595	(49,024,448)	(5,424,701)	3,262,771
Issuance of stock for debt restructuring	621	1,803,037	–	–	1,803,658
Net loss	–	–	(137,902)	–	(137,902)

Balance at June 30, 2001	3,946	59,511,632	(49,162,350)	(5,424,701)	4,928,527
Issuance of stock as final consideration for a prior business combination	18	(18)	–	–	–
Net loss	–	–	(3,646,388)	–	(3,646,388)

Balance at June 30, 2002	$3,964	$59,511,614	$(52,808,738)	$(5,424,701)	$1,282,139

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,646,388)	$(137,902)	$14,117,969
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred loan costs	2,309,278	4,163,913	3,752,653
Provision for bad debts	65,668	50,000	–
Amortization of discount on notes payable	12,309	109,983	258,349
Contractual revision of previously recorded medical claims liability	–	(4,638,205)	(3,053,853)
Gain on disposal of property and equipment and release from asset related liabilities	(28,642)	(383,375)	(23,123)
Gain on early extinguishment of debt	–	(3,503,188)	(13,247,907)
Changes in assets and liabilities, excluding the effect of acquisitions and disposals:
(Increase) decrease in accounts receivable	(79,503)	(36,166)	509,558
(Increase) decrease in prepaid expenses and other current assets	(242,061)	62,170	(69,532)
Increase in other receivables	(70,590)	(65,660)	(431,920)
Increase in other assets	(6,641)	(4,604)	(962)
Decrease in accounts payable and accrued expenses	(328,142)	(357,751)	(1,109,171)
(Increase) decrease in Due from HMOs, net	(808,713)	2,029,704	(1,135,939)
Increase in due to Medicare, net	3,118,054	797,140	413,174
(Decrease) increase in accrued interest payable	(6,995)	11,659	2,029,043

Net cash provided by (used in) operating activities	287,634	(1,902,282)	2,008,339

CASH FLOWS FROM INVESTING ACTIVITIES
Cash proceeds from disposal of property and equipment	–	451,500	—
Property and equipment additions	(185,599)	(231,339)	(227,137)

Net cash (used in) provided by investing activities	(185,599)	220,161	(227,137)

Continued on next page.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Convertible Subordinated Notes	(273,896)	(350,000)	(560,000)
Payments on Related Party Notes	(63,854)	–	–
Principal repayments under capital lease obligation	(106,251)	(96,233)	(40,319)
Payment of deferred financing costs	(15,000)	(15,000)	(15,000)
Payment of restructuring costs	–	—	(310,792)
Repayment of Term and Revolving Notes	–	(150,000)	–
Net increase (decrease) in Credit Facility	1,815,000	500,000	(1,064,255)
Advances from HMOs	–	1,450,000	–
Payments on advances from HMOs	(450,000)	(1,000,000)	–
Repayments on acquisition liability	(418,494)	–	–
Repayments to Medicare per agreement	(770,746)	(666,704)	(440,373)

Net cash used in financing activities	(283,241)	(327,937)	(2,430,739)

Net decrease in cash and cash equivalents	(181,206)	(2,010,058)	(649,537)
Cash and cash equivalents at beginning of fiscal year	525,482	2,535,540	3,185,077

Cash and cash equivalents at end of fiscal year	$344,276	$525,482	$2,535,540

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for deferred financing costs	$–	$–	$3,375,000

Stock issued as final consideration for a prior business combination	$18	$–	$–

Stock issued for extinguishment of debt	$–	$1,803,658	$21,312,500

Repayment plans issued for refunds due to Medicare for overpayments	$3,267,108	$370,622	$642,005

Purchase of furniture and fixtures with proceeds of capital lease obligations	$48,784	$127,428	$181,484

Cash paid for interest	$266,945	$580,665	$106,534

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

Continucare Corporation (“Continucare” or the “Company”), which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home health care services in Florida. Continucare’s predecessor, Zanart Entertainment, Incorporated (“Zanart”) was incorporated in 1986. On August 9, 1996, a subsidiary of Zanart merged into Continucare Corporation (the “Merger”). As a result of the Merger, the shareholders of Continucare became shareholders of Zanart, and Zanart changed its name to Continucare Corporation. As of June 30, 2002 the Company operated, owned and/or managed: (i) fifteen staff model clinics in South and Central Florida; an Independent Practice Association with 41 physicians; and four Home Health agencies. For Fiscal 2002 approximately 67% of net medical services revenue was derived from managed care contracts with Humana Medical Plans, Inc. (“Humana”) and 29% of net medical services revenue was derived from managed care contracts with Foundation Health Corporation Affiliates (“Foundation”). (Foundation and Humana may hereinafter be collectively referred to as “the HMOs”.) For Fiscal 2001 approximately 60% of net medical services revenue was derived from managed care contracts with Humana and 36% of net medical services revenue was derived from managed care contracts with Foundation. For Fiscal 2000 approximately 57% of net medical services revenue was derived from managed care contracts with Humana and 39% of net medical services revenue was derived from managed care contracts with Foundation.

In Fiscal 2000, the Company instituted a series of measures intended to reduce losses incurred in prior years and to operate its core business model profitably. In spite of the measures instituted in Fiscal 2000, the Company began to experience a deterioration in its claims loss ratio in the first and second quarters of Fiscal 2001 and again in the first and second quarters of Fiscal 2002, which resulted in operating losses and negative cash flow from operations. Additionally, the impact of the deterioration of the claims loss ratio did not allow the Company to reverse a significant working capital deficiency which originated in prior years. Negative changes in the claims loss ratio, such as were experienced in Fiscal 2001 and 2002, are due to increases in the utilization of health services as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs. If the Company should experience a deterioration in the claims loss ratio in the first two quarters of Fiscal 2003 that, compounded by the lack of availability of additional financing through the credit facility and the need to make annual payments for medical malpractice insurance which are due in the first and second quarters of Fiscal 2003, the Company will experience a severe strain on its cash flow. Historically, the Company has been able to realize advantageous HMO benefit changes and premium increases in the third quarter of the fiscal year. However, there can be no assurance that any benefit changes will occur or be realized in the third quarter of Fiscal 2003 or that premium increases, if any, will be able to offset negative health cost trends.

The financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2002, the working capital deficit was approximately $7,587,000, total indebtedness accounted for approximately 91% of the Company’s total capitalization and the Company had approximately $2.3 million outstanding under the credit facility. The Company’s cash flow from operations in Fiscal 2002 was not sufficient to satisfy its debt obligations as they became due, including payments on various notes payable, and fund its capital expenditures. The Company funded the cash deficit in Fiscal 2002 from the credit facility. (See Note 5.) However, on August 7, 2002, the Company drew down the remaining available balance under the credit facility. The credit facility matures on March 31, 2003. The Company obtained this credit facility in Fiscal 2000 based on the personal guarantee of Dr. Phillip Frost and an entity controlled by Charles Fernandez, former members of the board of directors (collectively, the “Guarantors”). Their guarantee is effective through the March 31, 2003 maturity date. Based on the Company’s current cash flow projections, it appears unlikely that the Company will have sufficient funds available to fully repay the credit facility by March 31, 2003. While the Company intends to either extend or replace the credit facility, either in whole or in part, uncertainty exists as to whether the Company will be able to extend or replace the credit facility without either the Guarantors extending their guarantee or other individuals providing a personal guarantee. If personal guarantees are required, there can be no assurance that we will be able to obtain such guarantees. There

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – GENERAL (CONTINUED)

can be no assurance that the Company will be successful in its attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to the Company.

The Company plans to fund its capital commitments, operating cash requirements and satisfy its obligations from a combination of cash on hand and operating cash flow improvements realized from decreased utilization, HMO premium increases and advantageous HMO benefit changes. The Company continues to focus on strengthening its core business unit by enhancing its physician network, streamlining its operations and implementing measures to contain the rising costs of providing health services to its members. Such measures include, among other things, emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into contracts with health care providers such as medical specialists and recommending that its members utilize hospitals and outpatient facilities that have favorable rate structures. There can be no assurances that such measures will provide sufficient cash flow to fund the Company’s cash requirements in Fiscal 2003.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—The Company defines cash and cash equivalents as those highly-liquid investments purchased with an original maturity of three months or less.

Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits.

Accounts Receivable—Accounts receivable result primarily from medical services provided to patients on a fee-for-service basis and on a capitated basis. Fee-for-service amounts are paid by government sponsored health care programs (primarily Medicare and Medicaid), insurance companies, self-insured employers and patients.

Accounts receivable include an allowance for contractual adjustments, charity and other adjustments. Contractual adjustments result from differences between the rates charged for the service performed and amounts reimbursed under government sponsored health care programs and insurance contracts. Charity and other adjustments, which were immaterial for the years ended June 30, 2002, 2001, and 2000, represent services provided to patients for which fees are not expected to be collected at the time the service is provided. Accounts receivable are also presented net of intermediary final settlement adjustments.

Due from HMOs—The HMOs pay most medical claims on behalf of the Company and reduce amounts otherwise due to the Company by the amount of medical claims paid and estimated to be paid. Therefore, the amounts due from HMOs are presented in the balance sheet net of the estimated amounts for incurred but not reported medical claims.

Equipment, Furniture and Leasehold Improvements—Equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the underlying assets’ useful lives or the term of the lease, whichever is shorter. Repairs and maintenance costs are expensed as incurred. Improvements and replacements are capitalized.

Goodwill and Other Intangible Assets–Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Prior to the adoption of SFAS No. 142, costs in excess of net tangible assets acquired were stated net of accumulated amortization and amortized on a straight-line basis over periods ranging from 3 to 20 years. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather reviewed for impairment annually, or more frequently if certain indicators arise. Other indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

their estimated residual values, and also reviewed for impairment annually, or more frequently if certain indicators arise, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to be Disposed Of” (“SFAS No. 121”). In performing the annual impairment test, the Company compares the fair value of the Company, as determined by the current market value of the common stock, to the carrying value of the total assets, including goodwill and intangible assets. The Company completed the transitional impairment analysis and determined that no impairment existed at the time of the adoption of SFAS No. 142. Any subsequent impairment losses will be reflected in operating income in the income statement in the period in which the impairment is determined. The Company completed its annual impairment test on May 1, 2002 and determined that no impairment existed. Accordingly, no impairment charges were required at June 30, 2002, 2001 or 2000.

Intangible assets subject to amortization are being amortized over a weighted-average amortization period of 6.5 years. Total amortization expense for intangible assets subject to amortization was approximately $691,000 and $2,416,000 during Fiscal 2002 and 2001, respectively. The estimated aggregate amortization expense will be approximately $355,000 for each of the five succeeding fiscal years. Intangible assets subject to amortization are summarized as follows:

		June 30,

		2002	2001

				Estimated
	Intangible	Accumulated	Accumulated	Useful Life
	Asset	Amortization	Amortization	(in years)

Managed Care Contracts	$3,509,985	$1,363,742	$1,010,930	9.6
Patient Lists	3,981,000	3,981,000	3,649,250	4
Other	47,363	31,575	24,809	7

	$7,538,348	$5,376,317	$4,684,989

Had the Company accounted for its goodwill and other intangible assets not subject to amortization under SFAS No. 142 for all periods presented, the Company’s net loss and loss per share would have been as follows:

	Year Ended June 30,

	2002	2001	2000

Reported Net (Loss) Income	$(3,646,388)	$(137,902)	$14,117,969
Add back amortization of intangible assets no longer subject to amortization	–	1,061,315	1,061,315

Adjusted net (loss) income	$(3,646,388)	$923,413	$15,179,284

Basic and diluted earnings per share:
Reported net (loss) income	$(.09)	$–	$.65
Goodwill amortization	–	.03	.05

Adjusted net (loss) earnings per share	$(.09)	$.03	$.70

Deferred Financing Costs—Expenses incurred in connection with the credit facility and the guarantee related to the credit facility have been deferred and are being amortized using the interest method over the life of the facility and the guarantee. (See Note 5.)

Fair Value of Financial Instruments—The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Company has used the following market assumptions and/or estimation methods:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses—The carrying values approximate fair value due to the relatively short maturity of the respective instruments.

Convertible subordinated notes payable—The fair value was approximately $743,000 and $1,135,000 at June 30, 2002 and 2001, respectively, based on the market value of the Company’s common stock.

Related party notes payable—The fair value was approximately $173,000 and $265,000 at June 30, 2002 and 2001, respectively, based on the market value of the Company’s common stock.

Long-term debt and capital lease obligations—The carrying value at June 30, 2002 and 2001 approximates fair value based on the terms of the obligations. The Company has imputed interest on non-interest bearing debt using an incremental borrowing rate of 8%.

Extinguishments of Debt—In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”). Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion No. 30”). Any gain or loss on extinguishments of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002 but may elect to early adopt.

The Company elected to adopt the provisions of SFAS No. 145 during the fourth quarter of Fiscal 2002. The Company has reviewed the extinguishments of debt that were presented as extraordinary items in prior periods and determined that they do not meet the criteria for such classification under SFAS No. 145 and Opinion No. 30. As such, all extinguishments of debt in prior periods have been reclassified and included in Loss/Income from Operations in the Consolidated Statement of Operations.

Accounting for Stock-Based Compensation—The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Note 8).

Earnings per Share—Basic earnings per share is computed by dividing the net income or loss by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Business Segments—The Company has concluded that it operates in one segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue—The Company’s health care providers provide service to patients on either a fee for service arrangement or under a fixed monthly fee arrangement with HMOs or through contracts directly with the payor. Revenue is recorded in the period services are rendered as determined by the respective contract.

Under the Company’s contracts with Humana and Foundation, the Company receives a fixed, monthly fee from the HMOs for each covered life in exchange for assuming responsibility for the provision of medical services. Total medical services net revenue related to Foundation approximated 29%, 36% and 39% for Fiscal 2002, 2001 and 2000, respectively. Total medical services net revenue relating to Humana approximated 67%, 60% and 57% for Fiscal 2002, 2001 and 2000, respectively. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided.

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid healthcare services with HMOs. No contracts are considered loss contracts at June 30, 2002 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

Through September 30, 2000, certain of the Company’s services to Medicare beneficiaries were paid based on a reasonable cost methodology. The Company was reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the payor. Changes in the estimated settlements recorded by the Company may be adjusted in future periods as final settlements are determined.

Since October 1, 2000, the Company’s home health services have been paid under a prospective payment system administered by the Medicare program (“PPS”). Under this program, the Company is paid a predetermined fee for services provided to patients for every 60-day period for which care is rendered.

Revenue from the Medicare and Medicaid programs, accounted for approximately 4% of the Company’s net medical service revenue for each of the years ended June 30, 2002, 2001, and 2000. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Medical Service Expense—The Company contracts with or employs various health care providers to provide medical services to its patients. Primary care physicians are compensated on either a salary or capitation basis. For patients enrolled under capitated managed care contracts, the cost of specialty services are paid on either a fee for service, per diem or capitation basis.

The cost of health care services provided or contracted for is accrued in the period in which it is provided. In addition, the Company provides for claims incurred but not yet reported based on past experience and current factors and compared to an independent actuarial calculation. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Although considerable variability is inherent in such estimates, management believes that the amounts accrued are adequate.

Reinsurance (stop-loss insurance)—Reinsurance premiums are reported as health care cost which are included in medical service expense in the accompanying statements of operations, and reinsurance recoveries are reported as a reduction of related health care costs.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and all entities in which the Company has a greater than 50% voting interest. All significant intercompany transactions and balances have been eliminated in consolidation.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Changes in the estimates are charged or credited to operations as the estimates are revised.

Derivative Instruments and Hedging Activities—In Fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In Fiscal 2002 and 2001, the Company did not have any derivative instruments and had not entered into any hedging activities as defined in SFAS No. 133.

New Accounting Pronouncements–In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Opinion No. 30 as they relate to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. However, SFAS No. 144 addresses various implementation issues not addressed by

SFAS No. 121 or Opinion No. 30. This statement is effective for years beginning after December 15, 2001. The adoption of this new accounting standard is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 — EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

	June 30,		Estimated
			Useful Lives
	2002	2001	(in years)

Furniture, fixtures and equipment	$2,477,566	$2,329,241	3-5
Furniture and equipment under capital lease	365,129	316,470	5
Vehicles	2,184	2,184	5
Leasehold improvements	107,398	94,627	5

	2,952,277	2,742,522
Less accumulated depreciation	(2,367,905)	(2,039,028)

	$584,372	$703,494

Depreciation expense for the years ended June 30, 2002, 2001 and 2000 was $339,575, $467,148 and $491,276, respectively.

The Company has entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over 3 to 5 years and the Company has used incremental borrowing rates

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 — EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS (CONTINUED)

ranging from 9% to 35% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $214,000 at June 30, 2002. Amortization of assets recorded under capital lease agreements was approximately $98,000 for the year ended June 30, 2002, and is included in depreciation expense for all years presented.

Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2003	$114,877
2004	32,404
2005	14,129
2006	1,191

162,601
Less amount representing imputed interest	12,951

Present value of obligations under capital lease	149,650
Less current portion	107,479

Long-term capital lease obligations	$42,171

NOTE 4 — CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTE PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable (the “Notes”) due on October 31, 2002. As described below, through a series of repurchases and restructurings in Fiscal 2001 and 2000, the outstanding principal balance of the Notes at June 30, 2002 was approximately $3,913,000.

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

On August 12, 1998, the Company repurchased $1,000,000 of the Notes and recorded a gain on retirement of debt of $130,197. The Company used cash from operations to redeem the Notes.

On April 30, 1999 (the “April 1999 Default Date”), the Company defaulted on its semi-annual payment of interest on the outstanding Notes. On the April 1999 Default Date, the outstanding principal balance of the Notes was $45,000,000 and the related accrued interest was approximately $1,800,000.

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

On October 31, 1999 (the “October 1999 Default Date”), the Company defaulted on its semi-annual payment of interest on the outstanding Notes. On the October 1999 Default Date, the outstanding principal balance of the Notes was $41,000,000 and the related accrued interest was approximately $3,300,000.

The Company completed a restructuring of the Notes and executed a Consent Letter and Agreement to the First Supplemental Indenture (the “Fiscal 2000 Restructuring”). The Fiscal 2000 Restructuring was approved by the

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 — CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTE PAYABLE (CONTINUED)

shareholders on February 14, 2000. The following occurred as a result of the Fiscal 2000 Restructuring: (a) $31,000,000 of the outstanding principal of the Notes was converted, on a pro rata basis, into the Company’s common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest which had accrued on the Notes through October 31, 1999 was forgiven (approximately $3,300,000); (c) interest which accrued from November 1, 1999 through the date of the Fiscal 2000 Restructuring (February 15, 2000) on the $31,000,000 which was converted into 15,500,000 shares of the Company’s common stock was forgiven; (d) the interest payment default on the remaining $10,000,000 principal balance of the Notes was waived and the debentures were reinstated on the Company’s books and records as a performing non-defaulted loan (the “Reinstated Subordinated Debentures”); (e) the Reinstated Subordinated Debentures bear interest at the rate of 7% per annum commencing November 1, 1999; and (f) the conversion rate for the Reinstated Subordinated Debentures for the period commencing November 1, 2000 to maturity was $2.00. The Fiscal 2000 Restructuring also required the Company to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to guarantee the bank credit facility for the Company (see Note 5 below).

As a result of the Fiscal 2000 Restructuring, the Company recognized a gain of approximately $9,472,000, net of restructuring costs. The gain consists of the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of the Company’s stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2002. In accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” (“SFAS No. 15”) the balance of the outstanding Notes on the balance sheet of $11,750,000 at June 30, 2000, includes interest accrued through June 30, 2000 of $116,667 and the remaining interest of $1,633,333 which was payable in semi-annual payments through October 31, 2002.

On April 30, 2001 (the “April 2001 Default Date”), the Company defaulted on its semi-annual payment of interest on the outstanding Notes. On the April 2001 Default Date, the outstanding principal balance of the Notes was $10,000,000 and the related accrued interest was approximately $300,000.

Effective June 30, 2001, the Company completed a second restructuring of the Notes (the “Fiscal 2001 Restructuring”). In a private transaction with certain noteholders, Frost Nevada Limited Partnership (“Frost Nevada”), an entity controlled by Dr. Phillip Frost, Vice Chairman of the Company’s board of directors at the time of the Fiscal 2001 Restructuring, purchased Notes in the principal amount of $6,219,511 (the “Purchased Debt”) and 9,640,244 shares of our common stock (the “Purchased Shares”). Frost Nevada immediately exchanged the Purchased debt for (i) 6,219,511 shares of our common stock and (ii) a new note (the “New Note”) in the principal amount of $912,195. The New Note, which bears interest at 7%, payable semi-annually, is convertible into shares of common stock at a conversion price of $1.00 and matures October 31, 2005.

Also as part of the Fiscal 2001 Restructuring, holders of the remaining $3,800,000 of outstanding Notes restructured various terms of the Notes, which include, among other things, the following: (i) adding interest of $132,317 which accrued through April 30, 2001 to the outstanding principal balance; (ii) extending the maturity date through October 2005; (iii) reducing the conversion rate from $2.00 to $1.00; (iv) providing for quarterly interest payments; (v) adding a call provision if the outstanding common stock trades at or above $2.50 per share for twenty trading days and if the common stock trades an average of at least 100,000 shares per week for a four week period; and (vi) curing all prior defaults under the Notes.

As a result of the Fiscal 2001 Restructuring, the Company recognized a gain of approximately $3,503,000. The gain consists of the conversion of $6,219,511 of the outstanding principal balance into 6,219,511 shares of common stock, which were valued at approximately $1,804,000 based on the closing price of the Company’s stock on June

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 — CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTE PAYABLE (CONTINUED)

29, 2001, the recording of approximately $595,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the new maturity date of October 31, 2005, the recording of the New Note in the amount of $912,195 and the recording of approximately $277,000 of interest which will accrue on the New Note.

Subsequent to the Fiscal 2001 Restructuring, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the “Related Party Notes”). Mr. Angel, the Company’s president and chief executive officer, and an entity controlled by Mr. Angel, comprise 40% of this investor group.

In accordance with SFAS No. 15, the balance of the outstanding Notes on the balance sheet of $4,630,364 at June 30, 2002, includes interest accrued through June 30, 2002 of $45,649 and the remaining interest of $671,909 which will be payable in quarterly payments through October 31, 2005. The balance of the Related Party Notes on the balance sheet of $1,125,040 at June 30, 2002, also recorded in accordance with SFAS No. 15, includes interest of $212,845 which will be payable in semi-annual payments through the maturity date of October 31, 2005. Scheduled payments on the Notes and the Related Party Notes are as follows:

	Principal	Interest	Total

Fiscal 2003	$–	$337,750	$337,750
Fiscal 2004	1,148,000	297,570	1,445,570
Fiscal 2005	1,148,000	217,210	1,365,210
Fiscal 2006	2,529,001	77,873	2,606,874

	$4,825,001	$930,403	$5,755,404

NOTE 5 – CREDIT FACILITY AND LONG-TERM DEBT

The following long-term debt was outstanding as of June 30, 2002 and 2001.

	2002	2001

Contract Modification Note	$3,829,037	$3,816,728
Acquisition Liability	81,506	500,000
Credit Facility	2,315,000	500,000
Other Outstanding Notes	4,143,414	1,647,052

	10,368,957	6,463,780
Less Current Portion	6,771,835	5,452,076

Long-Term	$3,597,122	$1,011,704

Contract Modification Note—Effective August 1, 1998, the Company entered into two amendments to its professional provider agreements with an HMO. The amendments, among other things, extended the term of the original agreement from six to ten years and increased the percentage of Medicare premiums received by the Company effective January 1, 1999. In exchange for the amendments, the Company signed a $4,000,000 non-interest bearing promissory note with the HMO of which $1,000,000 was to be paid over the 12 months commencing January 1999 and the remaining $3,000,000 over the ensuing 24 months. The note was recorded net of imputed interest. The $4,000,000 cost, net of imputed interest calculated at 8%, or approximately $500,000, is included in other intangible assets on the accompanying consolidated balance sheet and is being amortized over 9.6 years, the remaining term of the contract.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – CREDIT FACILITY AND LONG-TERM DEBT (CONTINUED)

On September 27, 2000, the Company entered into an agreement to amend the repayment terms. However at June 30, 2002 and 2001, the Company was not in compliance with the amended repayment terms and the outstanding balance has been classified as a current liability in the accompanying consolidated balance sheet. The Company is currently in the process of renegotiating the terms of this contract modification note. However, there can be no assurances that an agreement can be reached.

Acquisition Liability—In August 1998, the Company, through its managed care subsidiary, purchased professional provider contracts with approximately 30 physicians from an unrelated entity. The total purchase price was approximately $6,700,000 of which $4,200,000 was paid in cash at closing and the remaining $2,500,000 was payable in equal monthly installments over the ensuing 24 months. While the liability is non-interest bearing, the Company has imputed interest at 8%. During Fiscal 1999, the Company ceased making payments on the liability.

Effective December 31, 1999, the Company negotiated an amendment to its contract with the HMO (the “2000 Amendment”). The 2000 Amendment reduced the Company’s prior medical claims and long-term debt liabilities as of May 31, 1999 to $1,500,000. The 2000 Amendment also required the Company to remit to the HMO any reinsurance proceeds received for claims generated from the HMO’s members for the period June 1, 1998 through August 31, 1999 up to a maximum of $1,327,400. As a result of the 2000 Amendment, the Company recorded a contractual revision of previously recorded medical claims liability of approximately $3,054,000. The 2000 Amendment resulted in the reduction of medical claims payable by approximately $2,703,000 and the reduction of long-term debt by approximately $351,000. Under the 2000 Amendment, the outstanding balance of $1,500,000 was to be repaid from future surpluses generated by the IPA.

Effective March 31, 2001, the Company negotiated another amendment to its contract with the HMO (the “2001 Amendment”). The 2001 Amendment reduced the long-term debt liability to the HMO by $1,000,000 and eliminated the medical claims liability incurred by the IPA through March 31, 2001. As a result of the 2001 Amendment, the Company recorded a contractual revision of previously recorded medical claims and other of approximately $4,638,000. During Fiscal 2002, $418,494 was withheld from surpluses generated by the IPA and applied to the outstanding balance. At June 30, 2002, the outstanding balance of the acquisition liability was $81,506.

Credit Facility—In August 1998, the Company entered into a credit facility with First Union Bank (the “1998 Credit Facility”). The 1998 Credit Facility provided for a $5,000,000 acquisition facility and a $5,000,000 revolving loan. The Company borrowed the entire $5,000,000 acquisition facility to fund acquisitions. The Company never utilized the revolving loan. During April 1999, the Company used approximately $4,000,000 of the net proceeds from the sale of one of its subsidiaries to reduce the outstanding balance of the 1998 Credit Facility. In connection with the payment, the Company entered into an amendment to the 1998 Credit Facility, which provided, among other things, for the repayment of the remaining outstanding principal balance by December 31, 1999. The Company obtained a waiver which extended the due date on the remaining balance to February 1, 2000 and repaid the remaining outstanding balance on January 31, 2000.

In conjunction with the Fiscal 2000 Restructuring, the Company executed a new credit facility agreement (the “Credit Facility”). The Credit Facility provides a revolving loan of $3,000,000. The Credit Facility is due and expires on March 31, 2003. The Credit Facility may be renewed annually at the option of the lender. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 1.76% at June 30, 2002. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by Dr. Phillip Frost and an entity controlled by Charles Fernandez, both of whom were board members at the time of the Fiscal 2000 Restructuring. In consideration for providing the guarantees, the Company issued 3,000,000 shares of the Company’s common stock. These shares, which were valued at $3,375,000 based on the closing price of the Company’s common stock on February 11, 2000 when the guarantees were granted, have been recorded as a

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – CREDIT FACILITY AND LONG-TERM DEBT (CONTINUED)

deferred financing cost which is being amortized over the term of the guarantee, which expires March 31, 2003. At June 30, 2002, the outstanding balance of the Credit Facility was $2,315,000. As of August 7, 2002, the Company had drawn down the remaining available balance on the Credit Facility.

Other Outstanding Notes—In conjunction with the operation of its Home Health Division, the Company has entered into fourteen (14) repayment agreements (the “Repayment Agreements”) with a governmental agency. These Repayments Agreements resulted from various overpayments received by the Company for expenses that were expected to be generated in conjunction with home health patient care activities. Two of the fourteen Repayment Agreements are non-interest bearing. The interest rates on the remaining twelve Repayment Agreements range from 12.625% to 13.875%. These Repayment Agreements originally had maturity dates ranging from Fiscal 2003 to Fiscal 2007. In August 2002, the Company obtained a modification from the governmental agency to extend the maturity dates for all the Repayment Agreements. The maturity dates for the Repayment Agreements, as revised by this modification, now range from Fiscal 2003 to 2008.

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”) from Integrated Health Services, Inc. (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, the Company became aware that the Centers for Medicare and Medicaid Services (“CMS”) was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number (the “Providers”) for services rendered during calendar years 1996, 1997 and 1998 (collectively, the “Alleged Overpayments”). The Company was aware of its obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, the Company recorded an estimate for the overpayments indicated on those cost reports. When the Company purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to the Company’s purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that CMS was pursuing the Company as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While the Company disputes the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to the Company’s home health agencies, the Company has entered into a memorandum of understanding for the 1996 cost report year (the “Memorandum”) and has recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, the Company will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. The Company has retained the right to dispute the Alleged Overpayments and continues to review and evaluate all information available to determine the validity of CMS’ claims. During September 2002, the Company requested a reopening of the cost reports and supplied various documentation for cost report years 1996 and 1997 to demonstrate that the Alleged Overpayments are incorrect. The accrual for all Alleged Overpayments is approximately $2,773,000 as of June 30, 2002, of which approximately $251,000 is reflected in current liabilities. (See Note 11–Commitments and Contingencies)

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – CREDIT FACILITY AND LONG-TERM DEBT (CONTINUED)

Scheduled payments on the Credit Facility and long-term debt are as follows:

Fiscal 2003	$6,771,835
Fiscal 2004	2,758,871
Fiscal 2005	265,975
Fiscal 2006	260,501
Fiscal 2007	270,993
Thereafter	40,782

$10,368,957

NOTE 6 — EARNINGS PER SHARE

The following table sets forth share and common share equivalents used in the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2002	2001	2000

Numerator for basic and dilutive earnings per share
Net (loss) income	$(3,646,388)	$(137,902)	$14,117,969

Denominator for basic and diluted earnings (loss)
Per share-weighted average shares	39,634,601	33,257,130	21,587,086

Options and warrants to purchase the Company’s common stock and the convertible subordinated notes payable were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

For additional disclosure regarding the employee stock options and warrants see Note 8.

NOTE 7 — RELATED PARTY TRANSACTIONS

In May 1999, the Company entered into an agreement with Harter Financial, Inc. (“Harter”) to assist it with a financial reorganization and to represent the Company in negotiating the restructuring of the Notes and a settlement with the noteholders. As compensation for its services, Harter received an initial fee of $50,000 on May 18, 1999. On October 18, 1999, the Board of Directors approved a final compensation package to Harter consisting of a cash payment of $150,000 and the issuance of 200,000 unregistered shares of the Company’s common stock, which were valued at $112,500 based on the closing price of the Company’s common stock on the date of grant. Mr. Angel, the Company’s president and chief executive officer is also the president and a 15% shareholder of Harter. However, as of May 18, 1999, Mr. Angel was not an officer or director of the Company.

In connection with the Fiscal 2000 Restructuring of the Notes which occurred in February 2000, the Company was required to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to guarantee the bank credit facility for the Company. The Company obtained such a bank credit facility and obtained personal guarantees from Dr. Phillip Frost who was a board member at the time of the Fiscal 2000 Restructuring and an entity controlled by Mr. Charles Fernandez who was also a board member at the time of the Fiscal 2000 Restructuring. In consideration for providing the guarantees, the Company issued an aggregate of 3,000,000 shares of the Company’s common stock to the guarantors. These shares were valued at $3,375,000 based on the closing price of the Company’s stock on February 11, 2000 when the original guarantees were granted.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 — RELATED PARTY TRANSACTIONS (CONTINUED)

On May 29, 2001, the Company granted 1,000 fully vested stock options with an exercise price of $.32 to one of the Company’s directors for consulting services provided. The stock options expire on May 29, 2011.

In connection with the Fiscal 2001 Restructuring of the Notes which occurred in June 2001, the Company issued 6,219,511 shares of the Company’s common stock to Frost Nevada, an entity controlled by Dr. Phillip Frost, who was a director of the Company at the time of the Fiscal 2001 Restructuring, and issued a new note in the principal amount of $912,195 bearing interest at 7%, payable semi-annually, which matures in October 2005.

Effective July 31, 2001, Frost Nevada sold approximately 13% of the Purchased Shares, 13% of the shares of common stock issued upon the conversion of the Purchased Debt and transferred 13% of the New Note in a private transaction to a group of six investors. Mr. Angel, the Company’s president and chief executive officer, and an entity controlled by Mr. Angel comprise 40% of this investor group.

NOTE 8 — STOCK OPTION PLAN AND WARRANTS

In January 1999, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 1995 Stock Option Plan (the “1995 Stock Option Plan”) to increase the authorized shares for issuance upon the exercise of stock options from 1,750,000 to 2,400,000 and to cover employees, directors, independent contractors and consultants of the Company. Under the terms of the Stock Option Plan, the options expire 10 years after the date of the grant.

In December 2000, the Company’s shareholders approved the Amended and Restated Continucare Corporation 2000 Stock Option Plan (the “2000 Stock Option Plan”) to increase the authorized shares for issuance upon the exercise of stock options from 3,000,000 to 4,000,000 and to cover employees, directors, independent contractors and consultants of the Company. Under the terms of the Stock Option Plan, the options expire 10 years after the date of the grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 5.61% and 5.85%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 90.8% and 82.5%, and a weighted-average expected life of the options of 10 and 10. There were no grants of stock options during Fiscal 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended June 30,
	2002	2001	2000

Pro forma net (loss) income	$(3,646,388)	$(137,902)	$13,326,315
Basic and diluted pro forma net income (loss) per share	$(.09)	$–	$.62

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 — STOCK OPTION PLAN AND WARRANTS (CONTINUED)

The following table summarizes information related to the Company’s stock option activity for the years ended June 30, 2002, 2001 and 2000:

	Year Ended June 30,

	2002		2001		2000

	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of the year	2,996,750	$1.30	494,000	$5.44	1,138,500	$5.58
Granted	–	–	2,611,000	.69	25,000	2.00
Forfeited	(680,750)	1.34	(108,250)	5.48	(669,500)	5.54

Outstanding at end of the year	2,316,000		2,996,750		494,000

Exercisable at end of the year	1,065,997		1,595,000		464,000

Weighted average fair value of options granted during the year	–		$.61		$.30

The following table summarizes information about the options outstanding at June 30, 2002:

Range	Options Outstanding			Options Exercisable
of
Exercise		Weighted Average
Prices	Outstanding at	Remaining	Weighted Average	Number	Weighted Average
	June 30, 2002	Contractual Life	Exercise Price	Exercisable	Exercise Price

$5.125-$5.875	300,000	5.28	$5.31	300,000	$5.31
$.32-$.69	2,016,000	8.15	.69	1,305,997	.69

In connection with the sale of the Notes in Fiscal 1998 (see Note 4), the Company issued warrants to purchase 200,000 shares of the Company’s common stock with exercise prices ranging from $8.00 to $12.50 per share as a placement fee. The fair market value of the warrants at date of issuance was $775,000. This amount was being amortized, using the interest method, over the life of the Notes. However, in connection with the Fiscal 2000 Restructuring, the remaining unamortized balance was written off and is included in the gain on extinguishment of debt for the year ended June 30, 2000. During Fiscal 1998, warrants to purchase 250,000 shares of common stock at $3.15 per share were exercised. The Company has 760,000 warrants outstanding at June 30, 2002 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.

Shares of common stock have been reserved for future issuance at June 30, 2002 as follows:

Convertible subordinated notes	3,912,806
Convertible related party notes	912,195
Warrants	760,000
Stock Options	2,316,000

Total	7,901,001

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 — INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

There is no provision or benefit for income taxes for the years ended June 30, 2002, 2001 and 2000 as the Company has substantial tax assets, described more fully below, which have not been recognized as it is more likely than not that they will not be realized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	June 30,
	2002	2001	2000

Deferred tax assets:
Bad debt and notes receivable reserve	$4,603,954	$4,579,119	$4,817,719
Depreciable/amortizable assets	–	386,686	577,136
Alternative minimum tax credit	–	111,973	111,973
Other	937,650	1,013,159	1,127,065
Impairment charge	2,513,767	2,660,663	3,285,430
Capital loss carryover	200,261	200,261	200,261
Net operating loss carryforward	3,907,860	2,195,114	2,522,780

Deferred tax assets	12,163,492	11,146,975	12,642,364
Deferred tax liabilities:
Depreciable/amortizable assets	(63,762)	–	–
Other	–	(40,211)	(23,126)
Valuation allowance	(12,099,730)	(11,106,764)	(12,619,238)

Deferred tax liabilities	(12,163,492)	(11,146,975)	(12,642,364)

Net deferred tax (liability) asset	$–	$–	$–

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of $12,099,730, $11,106,764 and $12,619,238 is necessary at June 30, 2002, 2001 and 2000, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period was approximately $993,000 for the year ended June 30, 2002. At June 30, 2002, the Company had available net operating loss carryforwards of approximately $10,385,000, which expire in 2013 through 2021.

For financial reporting purposes, the Company reported a gain of $13,247,907 for the year ended June 30, 2000, resulting from the forgiveness of indebtedness relating to debt restructuring. Pursuant to Section 108 of the Internal Revenue Code, the Company believes that this gain is excluded from income taxation and certain tax attributes (i.e. net operating losses) of the Company are being reduced by the amount of such debt forgiveness. As a result, the Company’s net operating loss carryforwards have been reduced by an amount representing the Company’s discharge of indebtedness income.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 — INCOME TAXES (CONTINUED)

ended June 30, 2002, 2001 and 2000 is as follows:

	Year Ended June 30,

	2002	2001	2000

Statutory federal rate	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal income tax benefit	(3.63)	7.37	(0.89)
Goodwill and other non-deductible items	4.50	103.04	0.84
Change in valuation allowance	30.30	(76.41)	(30.66)
Other	2.83	–	(3.29)

Effective (benefit) tax rate	0%	0%	0%

NOTE 10 — EMPLOYEE BENEFIT PLAN

As of January 1, 1997, the Company adopted a tax qualified employee savings and retirement plan covering the Company’s eligible employees. The Continucare Corporation 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) was amended and restated on July 1, 1998. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to have his or her compensation reduced by up to 70% (subject to IRS limits) and have that amount contributed to the 401(k) Plan. On October 25, 2001, the Internal Revenue Service issued a favorable determination letter for the 401(k) Plan.

Under the 401(k) Plan, new employees who are at least eighteen (18) years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to reduce their compensation by the lesser of 70% of their annual compensation or the statutorily prescribed annual limit of $11,000 (for calendar year ending December 31, 2002) and have the reduced amount contributed to the 401(k) Plan. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ending June 30, 2002, 2001 or 2000. Participants in the 401(k) Plan do not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.

Under the 401(k) Plan, each participant directs the investment of his or her 401(k) Plan account from among the 401(k) Plan’s many options. During Fiscal 1999, the 401(k) Plan underwent an integration and conversion process by which: (i) certain 401(k) plans of subsidiaries purchased through past acquisitions were merged into the 401(k) Plan; and (ii) the 401(k) Plan’s valuation system was converted from a quarterly to a daily valuation.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Employment Agreements:

The Company maintains employment agreements with certain officers and key executives expiring at various dates through October 1, 2002. In addition, one employment agreement provides for one additional year term for each year of service by the executive. The agreements provide for annual base salaries in the aggregate of approximately $375,000, annual increases, bonuses and stock option grants. The employment agreements with certain officers also provide that in the event of a change in control of the Company, as defined therein, each officer is entitled to an acceleration of the remainder of the officer’s term and the automatic vesting of any unvested stock options.

Insurance:

The Company maintains policies for general and professional liability insurance jointly with each of the providers. It is the Company’s intention to renew such coverage on an on-going basis.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 — COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases:

The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was $2,040,696, $2,081,428 and $2,304,299 for the years ended June 30, 2002, 2001 and 2000, respectively. Future annual minimum payments under such leases as of June 30, 2002 are as follows:

For the fiscal year ending June 30,
2003	$640,147
2004	466,769
2005	194,030
2006	15,829

Total	$1,316,775

Concentrations of Revenues:

For the years ended June 30, 2002, 2001 and 2000, the Company generated approximately 29%, 36% and 39%, respectively, of total revenues from Foundation Health Corporation. Humana Medical Plans, Inc. accounted for 67%, 60% and 57%, respectively, of total revenues in Fiscal 2002, 2001 and 2000.

Other Commitments:

One of the HMO contracts requires that we fund a claims reserve out of operating profits of certain of the staff model clinics. As of June 30, 2002, the unfunded portion of this required reserve was approximately $200,000.

Legal Proceedings:

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

A decision has been rendered in the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. On June 27, 2002, the court issued its ruling, dismissing all claims asserted by one of the Plaintiffs. The court found the Company had improperly terminated the employment contract of the other two Plaintiffs’, but awarded each only nominal damages in the amount of One Dollar ($1) each. The Company has requested reimbursement for attorney’s fees as to two of the Plaintiffs and requested the court to deny any request for attorney fees as to the other Plaintiff based on the award of only nominal damages. The Plaintiffs’ have also asserted a right to reimbursement of certain attorney’s fees. As of the date of this filing, the court has not scheduled a date for a hearing to address these matters.

Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. v. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDAN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. The Company filed its answer on May 3, 2000. Discovery is still proceeding. The Company has made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was initially rejected, but is currently being re-evaluated. The Company and the insurance carriers for Kahn and Riskin, M.D. have been discussing apportionment of responsibilities. The Company intends to defend this case vigorously.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 — COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS v. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.N.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. The Company intends to defend this case vigorously.

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, the Company became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. The Company was aware of its obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, the Company recorded an estimate for the overpayments indicated on those cost reports. When the Company purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to the Company’s purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that CMS was pursuing the Company as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While the Company disputes the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to the Company’s home health agencies, the Company has entered into a memorandum of understanding for the 1996 cost report year and has recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, the Company will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. The Company has retained the right to dispute the Alleged Overpayments and continues to review and evaluate all information available to determine the validity of CMS’ claims. During September 2002, the Company requested a reopening of the cost reports and supplied various documentation for cost report years 1996 and 1997 to demonstrate that the Alleged Overpayments are incorrect. The accrual for all Alleged Overpayments is approximately $2,773,000 as of June 30, 2002, of which approximately $251,000 is reflected in current liabilities.

In fiscal year 1999, the Company closed or dissolved certain subsidiaries, some of which had pending claims against them. The liability associated with these closed or dissolved subsidiaries was approximately $749,000 at June 30, 2001. In January 2002, the Company settled the majority of this liability for $25,000. Approximately $684,000 of the liability was reversed and was included as a reduction of General and Administrative Expenses during the quarter ended December 31, 2001. In March 2002, it was determined that the remaining balance of the rationalization liability had been resolved in a prior year. Accordingly, the remaining balance of the rationalization liability of approximately $40,000 was reversed and included as a reduction of General and Administrative Expenses during the quarter ended March 31, 2002.

The Company is also involved in various other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business – including, but not limited to, claims related to the alleged malpractice of

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 — COMMITMENTS AND CONTINGENCIES (CONTINUED)

employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

The Company has recorded a liability for the Alleged Overpayments as discussed above. Additionally, the Company has recorded an accrual for medical malpractice claims, which includes amounts for insurance deductibles and legal fees, based on management’s estimate of the ultimate outcome of such claims. No other liabilities have been recorded for the above matters as it is not possible to estimate the liability, if any, that will result from the resolution of these matters.

NOTE 12 – SUBSEQUENT EVENT

The Board of Directors granted 100,000 fully vested stock options to all Board members who served in that capacity during calendar years 2001 and 2002. Additionally 100,000 fully vested stock options were awarded to all newly elected members of the Board. The stock options have an exercise price of $.36 and are valid for a ten year period. The Board members were given the opportunity to elect to receive this compensation in the form of restricted stock instead of stock options. On September 23, 2002, two of the Board members elected to receive their award in the form of stock options for their service in calendar years 2001 and 2002, a combined total of 400,000 options. Also on September 23, 2002, five of the Board members elected to receive their award in the form of restricted stock for their service in calendar years 2001 and 2002, a combined total of 800,000 shares of restricted stock. The value of the restricted stock awarded will be recorded as director compensation in the first quarter of Fiscal 2003 based upon the closing price of the Company’s common stock on the date of their election.

NOTE 13 – VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s Valuation and Qualifying Accounts consists of the following:

	Year ended June 30,
	2002	2001	2000

Allowance for doubtful accounts related to accounts receivable:
Balance at beginning of period	$4,741,000	$4,691,000	$4,691,000
Provision for doubtful accounts	66,000	50,000	–
Write-offs of uncollectible accounts receivable	–	–	–

Balance at end of period	$4,807,000	$4,741,000	$4,691,000

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period	$6,367,000	$7,051,000	$7,051,000
Provision for doubtful accounts	–	–	–
Write-offs of uncollectible notes receivable	–	(684,000)	–

Balance at end of period	$6,367,000	$6,367,000	$7,051,000

Tax valuation allowance for deferred tax assets:
Balance at beginning of period	$11,106,764	$12,619,238	$16,948,110
Additions	992,966	–	–
Deductions	–	(1,512,474)	(4,328,872)

Balance at end of period	$12,099,730	$11,106,764	$12,619,238

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$23,730,294	$26,263,009	$28,169,950	$27,526,035
Net (loss) income	$(1,569,670)	$(586,460)	$(2,422,586)	$932,328
Basic and diluted (loss) earnings per share	$(.04)	$(.01)	$(.06)	$.02

	For the Year Ended June 30, 2001 (a)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$29,636,491	$29,923,561	$29,589,882	$23,457,982
Net (loss) income	$(2,043,779)	$(3,707,872)	$2,393,911	$3,219,838
Basic and diluted (loss) earnings per share	$(.06)	$(.11)	$.07	$.10

(a)	As discussed in Note 2, the Company adopted the provisions of SFAS No. 145 during the fourth quarter of Fiscal 2002 which requires all extinguishments of debt in prior periods to be reclassified and included in Loss/Income from Operations. Therefore, the above quarterly information from Fiscal 2001 has been reclassified to agree with the current presentation. This reclassification has no effect on the previously reported net income (loss) or net income (loss) per share for any quarter of Fiscal 2001.

EXHIBIT INDEX

Description	Exhibit Number

Subsidiaries of the Company	21.1
Consent of Ernst & Young LLP	23.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.2