Form 10-Q
period 2002-09-30
CONTINUCARE CORP
filed 2002-11-12
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)

80 Southwest Eighth Street
Suite 2350
Miami, Florida 33130
(Address of principal executive offices)
(Zip Code)

(305) 350-7515
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

At November 8, 2002, the Registrant had 40,534,601 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets – September 30, 2002 (Unaudited) and June 30, 2002	3

Condensed Consolidated Statements of Operations - Three Months Ended September 30, 2002 (Unaudited) and 2001 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows – Three Months Ended September 30, 2002 (Unaudited) and 2001 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements – September 30, 2002 (Unaudited)	6

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	June 30, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$463,623	$344,276
Accounts receivable, net of allowance for doubtful accounts of $4,832,000 and $4,807,000, respectively	150,754	94,967
Other receivables	930,519	834,227
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $13,075,000 and $13,013,000, respectively	1,657,855	1,431,379
Prepaid expenses and other current assets	472,542	548,322

Total current assets	3,675,293	3,253,171
Equipment, furniture and leasehold improvements, net	555,863	584,372
Goodwill, net of accumulated amortization of approximately $3,661,000 at September 30, 2002 and June 30, 2002	14,663,392	14,663,392
Managed care contracts, net of accumulated amortization of approximately $1,452,000 and $1,364,000, respectively	2,058,040	2,146,243
Cost in excess of intangible assets acquired, net of accumulated amortization of approximately $4,014,000 and $4,012,000, respectively	14,097	15,788
Deferred financing costs, net of accumulated amortization of approximately $3,306,000 and $2,985,000, respectively	114,469	435,375
Other assets, net	92,348	81,372

Total assets	$21,173,502	$21,179,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$730,940	$688,061
Accrued expenses	1,965,270	2,004,480
Accrued salaries and benefits	872,284	569,323
Credit Facility	2,765,000	2,315,000
Due to Medicare, net	494,086	350,991
Current portion of convertible subordinated notes payable	273,896	273,896
Current portion of long term debt	4,375,474	4,456,835
Current portion of related party notes payable	63,854	63,854
Accrued interest payable	35,000	10,708
Current portion of capital lease obligations	96,408	107,479

Total current liabilities	11,672,212	10,840,627
Capital lease obligations, less current portion	55,576	42,171
Convertible subordinated notes payable, less current portion	4,287,993	4,356,468
Long term debt, less current portion	3,394,032	3,597,122
Related party notes payable, less current portion	1,061,186	1,061,186

Total liabilities	20,470,999	19,897,574
Commitments and contingencies
Shareholders’ equity
Common stock; $0.0001 par value; 100,000,000 shares authorized 43,430,794 shares issued and 40,434,601 shares outstanding at September 30, 2002 and 42,630,794 shares issued and 39,634,601 shares outstanding at June 30, 2002	4,044	3,964
Additional paid-in capital	59,623,534	59,511,614
Accumulated deficit	(53,500,374)	(52,808,738)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	702,503	1,282,139

Total liabilities and shareholders’ equity	$21,173,502	$21,179,713

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,

	2002	2001

Medical services revenue, net	$26,859,689	$23,730,294
Expenses
Medical services:
Medical claims	20,265,852	18,497,613
Other	3,491,468	3,185,584
Payroll and employee benefits	1,573,441	1,285,657
Provision for bad debts	25,376	13,503
Professional fees	259,268	226,391
General and administrative	1,372,377	1,261,775
Depreciation and amortization	175,214	458,310

Subtotal	27,162,996	24,928,833
Loss from operations	(303,307)	(1,198,539)
Other income (expense) Interest income	1,775	20,853
Interest expense	(390,104)	(391,984)

Net loss	$(691,636)	$(1,569,670)

Basic and diluted loss per common share	$(.02)	$(.04)

Basic and diluted weighted average number of common shares outstanding	39,704,166	39,459,601

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(691,636)	$(1,569,670)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	496,119	788,297
Provision for bad debts	25,376	13,503
Director compensation paid through the issuance of restricted common stock	112,000	–
Changes in operating assets and liabilities, excluding the effect of acquisitions and disposals:
Increase in accounts receivable	(81,163)	(50,272)
Decrease in prepaid expenses and other current assets	75,780	59,510
(Increase) decrease in other receivables	(96,292)	33,002
Increase in other assets	(10,976)	(461)
(Increase) decrease in due from HMO’s, net	(226,476)	835,764
Increase (decrease) in due to/from Medicare	143,095	(113,287)
Increase in accounts payable and accrued expenses	306,630	22,027
Increase in accrued interest payable	24,292	4,195

Net cash provided by operating activities	76,749	22,608

CASH FLOWS FROM INVESTING ACTIVITY
Property and equipment additions	(23,793)	(33,505)

Net cash used in investing activity	(23,793)	(33,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible subordinated notes	(68,474)	(68,474)
Principal repayments under capital lease obligation	(30,684)	(25,908)
Net increase in Credit Facility	450,000	400,000
Advances from HMOs	75,000	–
Payment on advances from HMOs	(75,000)	(150,000)
Repayments on acquisition liability	(81,506)	–
Repayments to Medicare per agreement	(202,945)	(172,801)

Net cash provided by (used in) financing activities	66,391	(17,183)

Net increase (decrease) in cash and cash equivalents	119,347	(28,080)

Cash and cash equivalents at beginning of period	344,276	525,482

Cash and cash equivalents at end of period	$463,623	$497,402

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for refunds due to Medicare for overpayments	$–	$37,380

Purchase of furniture and fixtures with proceeds of capital lease obligations	$33,017	$36,252

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1 — UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries.

The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

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

In Fiscal 2000, the Company instituted a series of measures intended to reduce losses incurred in prior years and to operate its core business model profitably. In spite of the measures instituted in Fiscal 2000, the Company experienced a deterioration in its claims loss ratio in the first and second quarters of both Fiscal 2001 and 2002. This resulted in operating losses and negative cash flow from operations which have prevented the Company from reversing a significant working capital deficiency which originated in prior years. Negative changes in the claims loss ratio, such as were experienced in Fiscal 2001 and 2002, are due to increases in the utilization of health services as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs. While the Company has not experienced a deterioration in its claims loss ratio in the first quarter of Fiscal 2003, there can be no assurance that such a deterioration will not occur during the remainder of Fiscal 2003. If the Company experiences a deterioration in its claims loss ratio in the second quarter of Fiscal 2003, that, compounded by limited availability of additional financing through the credit facility and the need to make annual payments for insurance which are due in January 2003, the Company will experience a severe strain on its cash flow. Historically, the Company has been able to realize advantageous HMO benefit changes and premium increases in the third quarter of its fiscal year. However, there can be no assurance that any benefit changes will occur or be realized in the third quarter of Fiscal 2003 or that premium increases, if any, will be able to offset negative health cost trends.

Although the financial statements have been prepared assuming that the Company will continue as a going concern, there is a significant uncertainty as to whether the Company will be able to fund its obligations and satisfy its debt obligations as they become due in Fiscal 2003. At September 30, 2002, the working capital deficit was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

approximately $7,997,000, total indebtedness accounted for approximately 93% of the Company’s total capitalization and the Company had principal and interest of approximately $2,800,000 outstanding under the credit facility. Because the Company’s cash flow from operations during the first quarter of Fiscal 2003 was not sufficient to satisfy its debt obligations as they became due and fund its capital expenditures, the Company funded its cash deficit by drawing down the full amount available under the credit facility. Prior to the end of the first quarter of Fiscal 2003, the Company was able to repay a portion of the outstanding balance. However, as of the date of this filing, the Company has fully drawn down the amount available under the credit facility. (See Note 4.) The credit facility matures on March 31, 2003. The Company obtained this credit facility in Fiscal 2000 based on the personal guarantee of Dr. Phillip Frost and an entity controlled by Mr. Charles Fernandez, former members of the board of directors (collectively, the “Guarantors”). Dr. Frost and entities affiliated with Dr. Frost, owned approximately 50% of our outstanding common stock as of September 30, 2002, assuming conversion of stock options and a convertible promissory note. Their guarantee is effective through the March 31, 2003 maturity date. Based on the Company’s current cash flow projections, it appears unlikely that the Company will have sufficient funds available to fully repay the credit facility by March 31, 2003. While the Company intends to either extend or replace the credit facility, either in whole or in part, uncertainty exists as to whether the Company will be able to extend or replace the credit facility without either the Guarantors extending their guarantee or other individuals providing a personal guarantee. If personal guarantees are required, there can be no assurance that the Company will be able to obtain such guarantees. There can be no assurance that the Company will be successful in its attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to the Company.

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

NOTE 3 — CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable (the “Notes”) originally due on October 31, 2002. Through a series of repurchases and troubled debt restructurings in Fiscal 2001 and 2000, the outstanding principal balance of the Notes on the balance sheet at September 30, 2002 was approximately $3,913,000. The balance of the outstanding Notes on the balance sheet of approximately $4,562,000 includes interest accrued through September 30, 2002 of approximately $46,000 and the remaining interest of approximately $603,000 which will be payable in quarterly payments through the current maturity date of October 31, 2005.

Effective June 30, 2001, the Company completed a restructuring of the Notes, which resulted in, among other things, the issuance of a new convertible note (the “New Note”) with a principal balance of $912,195 to Frost Nevada Limited Partnership (“Frost Nevada”), an entity controlled by Dr. Phillip Frost, who was a director of the Company at the time of the restructuring. In July 2001, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the “Related Party Notes”). Mr. Angel, the Company’s president and chief executive officer, and an entity controlled by Mr. Angel comprise 40% of this investor group. The balance of the outstanding Related Party Notes on the balance sheet at September 30, 2002 of approximately

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

$1,125,000, includes interest accrued through September 30, 2002 of approximately $16,000 and the remaining interest of approximately $197,000 which will be payable in semi-annual payments through October 31, 2005.

NOTE 4 — CREDIT FACILITY

The Company has entered into a credit facility agreement (“Credit Facility”). The Credit Facility provides a revolving loan of $3,000,000 which is due and expires on March 31, 2003. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 1.73% on September 30, 2002. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by Dr. Phillip Frost and an entity controlled by Mr. Charles Fernandez, both of whom were Board members at the time the credit facility was obtained. At September 30, 2002, the outstanding principal and interest balance of the Credit Facility was $2,800,000.

NOTE 5 — LOSS PER SHARE

Options and warrants to purchase the Company’s common stock were not included in the computation of diluted loss per share because the effect would be antidilutive.

NOTE 6 — DIRECTOR COMPENSATION

The Board of Directors granted 100,000 fully vested stock options to all Board members who served in that capacity during calendar years 2001 and 2002. Additionally 100,000 fully vested stock options were awarded to the two newly elected members of the Board. The stock options have an exercise price of $.36 and are valid for a ten year period. The Board members were given the opportunity to elect to receive this compensation in the form of restricted stock instead of stock options. On September 23, 2002, two of the Board members elected to receive their award in the form of stock options for their service in calendar years 2001 and 2002, a combined total of 400,000 options. Also on September 23, 2002, five of the Board members elected to receive their award in the form of restricted stock for their service in calendar years 2001 and 2002, a combined total of 800,000 shares of restricted stock. The value of the restricted stock awarded of $112,000 (based on the closing price of the Company’s common stock on September 23, 2002) has been recorded as director compensation in the first quarter of Fiscal 2003.

During October 2002, the Board appointed Dr. Jack Nudel as a new member of the Board. At the time of this appointment, the Board granted 100,000 fully vested stock options to Dr. Nudel with the opportunity to elect to receive this compensation in the form of restricted stock. On October 30, 2002, Dr. Nudel elected to receive this award in the form of restricted stock. The value of the 100,000 shares of restricted stock awarded of $11,000 (based on the closing price of the Company’s common stock on October 30, 2002) will be recorded as director compensation in the second quarter of Fiscal 2003.

NOTE 7 — CONTINGENCIES

The Company is a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS v. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.N.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and

NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

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

A decision has been rendered in the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. On June 27, 2002, the court issued its ruling, dismissing all claims asserted by one of the Plaintiffs. The court found the Company had improperly terminated the employment contract of the other two Plaintiffs’, but awarded each only nominal damages in the amount of One Dollar ($1) each. The Company has requested reimbursement for attorney’s fees as to two of the Plaintiffs and requested the court to deny any request for attorney fees as to the other Plaintiff based on the award of only nominal damages. The Plaintiffs’ have also asserted a right to reimbursement of certain attorney’s fees. A hearing to address these matters has been scheduled for December 5, 2002.

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, the Company became aware that the Centers for Medicare and Medicaid Services (“CMS”) was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. The Company was aware of its obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, the Company recorded an estimate for the overpayments indicated on those cost reports. When the Company purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to the Company’s purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that CMS was pursuing the Company as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While the Company disputes the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to the Company’s home health agencies, the Company has entered into a memorandum of understanding for the 1996 cost report year and has recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum,

NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

the Company will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. The Company has retained the right to dispute the Alleged Overpayments and continues to review and evaluate all information available to determine the validity of CMS’ claims. During September 2002, the Company requested a reopening of the cost reports and supplied various documentation for cost report years 1996 and 1997 to demonstrate that the Alleged Overpayments are incorrect. The accrual for all Alleged Overpayments is approximately $2,710,000 as of September 30, 2002, of which approximately $251,000 is reflected in current liabilities.

The Company is also involved in other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business–including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to, statements regarding our ability to fund our obligations and satisfy our debt obligations as they become due, our plans for future capital expenditures and capital needs, and our ability to maintain our listing with the American Stock Exchange. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the risk of pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payors, risks relating to the recoverability of our goodwill and intangible assets, risks related to our ability to recruit and retain medical professionals, risks related to the collection of our home health agencies Medicare claims on a timely basis, and risks regarding our ability to expand our home health agencies into other counties. Other factors that may affect our future results include certain economic, competitive, governmental and other factors. We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2002.

General

     We are a provider of integrated outpatient healthcare and home healthcare services in Florida. As of September 30, 2002, we operated, owned and/or managed fifteen staff model clinics in south and central Florida; an Independent Practice Association (the “IPA”) with 37 physicians; and four home health agencies.

Reimbursement Considerations

     Our home health agencies (“HHAs”) receive reimbursement from the Medicare and Medicaid programs, insurers, self-funded benefit plans for home health agencies and other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we derived less than 3% of our net medical services revenue directly from the Medicare and Medicaid programs in the first quarter of Fiscal 2003, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

     Effective October 1, 2000, our Medicare HHA services became subject to the prospective pay system (“PPS”). Under PPS, we are reimbursed a fixed fee per treatment unit. If we have costs greater than the fixed fee amount, we will incur losses for our Medicare HHA services. Effective October 1, 2002, we became subject to a 15% reduction to the cost limits and per-patient limits that were in place as of September 30, 1999 as a result of the Balanced Budget Act of 1997. This reduction will negatively impact our home health Medicare reimbursement. In addition, future changes in reimbursement rates could have a material adverse effect on our business, financial condition or results of operations.

     Most services provided by a HHA must be billed by the HHA, and outside suppliers may not bill the Medicare program directly for services provided by the supplier under arrangements with the HHA. Instead, the HHA must provide most home health services either directly or pursuant to an arrangement with an outside supplier if the HHA bills Medicare directly. The Centers for Medicare and Medicaid Services (“CMS”) clarifies that the law is silent regarding the specific terms of HHA payments to outside suppliers and does not authorize Medicare to impose any such requirements. To the extent that our HHAs utilize outside providers for the provision of applicable home health services, we believe we are in compliance with the consolidated billing requirements. Additionally, to the extent that we use outside providers, our cost to obtain such services may be greater than the reimbursement provided by the Medicare program, especially if Medicare reimbursement decreases but the cost of such services to us increases or stays constant.

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

Under our contracts with HMOs, we receive a percentage of premium (“POP”) that is paid by or on behalf of each covered life that chooses our physicians as their primary care physicians in exchange for assuming responsibility for the provision of medical services. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated POP revenue on those contracts, we recognize losses on our prepaid healthcare services with HMOs. No contracts are considered loss contracts at September 30, 2002 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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

Recording the cost of health care services–The cost of health care services provided or contracted for is accrued in the period in which the services are provided. On a monthly basis we provide for claims incurred but not reported based on past experience together with current factors. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the period of determination. An actuarial calculation has been completed and indicates that claims incurred but not reported as of September 30, 2002 are between approximately $12,720,000 and $13,925,000. As of September 30, 2002, we have recorded a liability of approximately $13,075,000 for claims incurred but not reported. Although considerable variability is inherent in such estimates, we believe that the amounts accrued for incurred but not reported medical claims are adequate.

Consideration of impairment of costs in excess of net tangible assets–We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold. As we operate in a single segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida, management has determined that we have a single reporting unit and perform the annual impairment calculation for goodwill on an entity level. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current carrying value of the total assets, including goodwill and intangible assets. We perform our annual impairment test on May 1st of each year. In addition to the annual impairment test, we are required to perform an impairment test any time an indicator of impairment occurs, such as those noted above. At such time as an impairment is determined, the intangible assets are written off during that period. Although considerable care is taken to ensure that impairment losses are recorded when indicators of impairment occur, material differences could occur if changes in the impairment indicators arise in the future.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE- MONTH PERIOD ENDED SEPTEMBER 30, 2000.

Revenue

     Medical services revenues increased 13.2% from approximately $23,730,000 for the three-month period ended September 30, 2001 to approximately $26,860,000 for the three-month period end September 30, 2002. This increase was a result of increases in member months from the prior period and increases in the percentage of premium revenue per member. We provided managed care services for approximately 54,400 and 50,800 member months (members per month multiplied by the months for which services were available) during the three-month period ended September 30, 2002 and 2001, respectively.

     Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 97% and 95% during the three-month periods ended September 30, 2002 and 2001, respectively. Revenue generated by the Humana contract was 69% and 67% of medical services revenue for the three-month period ended September 30, 2002 and 2001, respectively. Revenue generated by Foundation contracts was 28% of medical services revenue during both of the three-month periods ended September 30, 2002 and 2001.

     Our home health agencies’ revenue was approximately 3% and 5% of medical services revenue during the three-month periods ended September 30, 2002 and 2001, respectively, and consisted primarily of Medicare reimbursement.

Expenses

     Medical services expenses for the three-month period ended September 30, 2002 were approximately $23,757,000 or 88.4% of medical services revenue compared to approximately $21,683,000 or 91.4% of medical services revenue for the three-month period ended September 30, 2001. Medical services expense includes medical claims expense as well as other direct costs associated with providing medical services.

     Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our percentage of premium contracts with HMOs. Claims expense was approximately $20,266,000 and $18,498,000 for the three-month periods ended September 30, 2002 and 2001, respectively, or 78.1% and 82.1% of medical services revenues derived from our managed care entities. The annualized claims ratio for Fiscal 2002 was 81.8%. Our claim loss ratio varies due to fluctuations in utilization as well as increases in medical costs counterbalanced by any increases in premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $3,491,000 and $3,186,000 for the three-month periods ended September 30, 2002 and 2001, respectively, or 13.0% and 13.4% of medical services revenues.

     Payroll and employee benefits for administrative personnel was approximately $1,573,000 for the three-month period ended September 30, 2002, or 5.9% of revenues, compared to approximately $1,286,000 or 5.4% of revenue for the three-month period ended September 30, 2001. The increase in payroll and employee benefits during the three-month period ended September 30, 2002 is primarily due to the following: (i) director compensation of $112,000 during the three-month period ended September 30, 2002; (ii) the filling of the general counsel position which had been vacant during the three-month period ended September 30, 2001; and (iii) annual salary increases averaging approximately 5%.

     General and administrative expenses for the three-month period ended September 30, 2002 were approximately $1,372,000 or 5.1% of revenues compared to approximately $1,262,000 or 5.3% of revenues for the three-month period ended September 30, 2001. We anticipate the cost of our directors and officers insurance coverage will increase beginning in the third quarter of Fiscal 2003.

     Depreciation and amortization decreased approximately 62% to approximately $175,000 for the three-month period ended September 30, 2002 from approximately $458,000 for the three-month period ended September 30, 2001. The decrease is due primarily to certain intangible assets which became fully amortized during the second quarter of Fiscal 2002.

Loss from Operations

     Loss from operations for the three-month period ended September 30, 2002 was approximately $303,000 or 1.1% of total revenues, compared to a loss from operations of approximately $1,199,000 or 5.1% of total revenues for the three-month period ended September 30, 2001.

Net Loss

     Net loss for the three-month period ended September 30, 2002 was approximately $692,000 compared to a net loss of approximately $1,570,000 for the three-month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Although our financial statements have been prepared assuming we will continue as a going concern, there is a significant uncertainty as to whether we will be able to fund our obligations and satisfy our debt obligations as they become due in Fiscal 2003. At September 30, 2002, the working capital deficit was approximately $7,997,000, total indebtedness accounted for approximately 93% of our total capitalization and we had principal and interest of approximately $2,800,000 outstanding under the credit facility. Because our cash flow from operations during the first quarter of Fiscal 2003 was not sufficient to satisfy our debt obligations as they became due and fund our capital expenditures, we funded our cash deficit by drawing down the full amount available under the credit facility. Prior to the end of the first quarter of Fiscal 2003, we were able to repay a portion of the outstanding balance. However, as of the date of this filing, we have again fully drawn down the amount available under the credit facility. (See Note 4 of the condensed consolidated financial statements.) The credit facility matures on March 31, 2003. We obtained this credit facility in Fiscal 2000 based on the personal guarantee of Dr. Phillip Frost and an entity controlled by Mr. Charles Fernandez, former members of the board of directors (collectively, the “Guarantors”). Dr. Frost and entities affiliated with Dr. Frost, owned approximately 50% of our outstanding common stock as of September 30, 2002, assuming conversion of stock options and a convertible promissory note. Their guarantee is effective through the March 31, 2003 maturity date. Based on our current cash flow projections, it appears unlikely that we will have sufficient funds available to fully repay the credit facility by March 31, 2003. While we intend to either extend or replace the credit facility, either in whole or in part, uncertainty exists as to whether we will be able to extend or replace the credit facility without either the Guarantors extending their guarantee or other individuals providing a personal guarantee. If personal guarantees are required, there can be no assurance that we will be able to obtain such guarantees. There can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to us.

     In Fiscal 2000, we instituted a series of measures intended to reduce losses incurred in prior years and to operate our core business model profitably. In spite of the measures instituted in Fiscal 2000, we experienced a deterioration in our claims loss ratio in the first and second quarters of both Fiscal 2001 and 2002. This resulted in operating losses and negative cash flow from operations, which have prevented us from reversing a significant working capital deficiency which originated in prior years. Negative changes in the claims loss ratio, such as we experienced in Fiscal 2001 and 2002, are due to increases in the utilization of health services as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs. While we have not experienced a deterioration in our claims loss ratio in the first quarter of Fiscal 2003, there can be no assurance that such a deterioration will not occur during the remainder of Fiscal 2003. If we do experience a deterioration in our claims loss ratio in the second quarter of Fiscal 2003, that, compounded by limited availability of additional financing through the credit facility and the need to make annual payments for insurance which are due in January 2003, we will experience a severe strain on our cash flow. Historically, we have been able to realize advantageous HMO benefit changes and premium increases in the third quarter of our fiscal year which have a positive impact on profitability and cash flow. However, there can be no assurance that any benefit changes will occur or be realized in the third quarter of Fiscal 2003 or that premium increases, if any will be able to offset negative health cost trends and allow us to meet our cash requirements in Fiscal 2003.

     We plan to fund our capital commitments, operating cash requirements and satisfy our obligations from a combination of cash on hand and operating cash flow improvements realized from decreased utilization, HMO premium increases and advantageous HMO benefit changes. We continue to focus on strengthening our core business unit by enhancing our physician network, streamlining our operations and implementing measures to contain the rising costs of providing health services to our members. Such measures include, among other things, emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into our own contracts with health care providers such as medical specialists and recommending that our members utilize hospitals and outpatient facilities that have favorable rate structures. If we cannot continue to improve our controls and procedures for managing our costs, our business, results of operations, and cash flow may be materially adversely affected and we may be unable to meet our financial obligations as they become due.

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

     Our net loss was approximately $692,000 for the three-month period ended September 30, 2002. Net cash provided by operations for the three-month period ended September 30, 2002 was approximately $77,000. The following were the most significant items which are reflected in our net loss but did not reduce our cash flows from operations during the three-month period ended September 30, 2002:

•	Depreciation and amortization, including the amortization of deferred loan costs, reduced net income by approximately $496,000, without reducing cash from operations.

•	The increase in due to Medicare was approximately $143,000. This increase reflects the receivable from Medicare generated from our current home health operations as offset by amounts due to Medicare from overpayments in prior years for filed cost reports. This net increase in due to Medicare increased our net loss for the three-month period ended September 30, 2002, but did not impact the cash flows from operations in same three-month period.

•	Increases in accounts payable and accrued expenses reduced net income by approximately $307,000, without reducing cash from operations.

•	During the three-month period ended September 30, 2002, we recorded $112,000 in director compensation which was paid through the issuance of 800,000 shares of restricted common stock. This director compensation reduced net income without reducing cash from operations.

The above items were offset by the following items which are reflected in our net loss but did not increase cash from operations during the three-month period ended September 30, 2002:

•	Increases in other receivables of approximately $96,000 reduced our net loss during the three-month period ended September 30, 2002, but did not increase cash from operations during that same period.

•	Our net receivable from HMOs increased by approximately $226,000 and reduced our net loss but did not provide cash during the three-month period ended September 30, 2002.

     Our cash used in investing activities was approximately $24,000 for the three-month period ended September 30, 2002, primarily for the purchase of equipment. Our cash provided by financing activities for the three-month period ended September 30, 2002 was approximately $66,000, primarily due to net borrowings of $450,000 on our credit facility, and advance from an HMO of $75,000 and payments of various notes payable of approximately $459,000.

     Approximately 3% of our medical services revenue during the three-month period ended September 30, 2002 was derived from our HHAs. Effective October 1, 2000, two of our HHAs, which primarily provide services to patients eligible under the Medicare program, began to be reimbursed by Medicare under the prospective payment system. Under PPS, we are paid a predetermined fee for services provided to patients for every 60-day period for which care is rendered. On October 1, 2002, a 15% reduction to the cost limits and per-patient limits that were in place as of September 30, 1999 became effective as a result of the Balanced Budget Act of 1997. This reduction resulted in a decrease in the predetermined fees under PPS, on average, by approximately 4% to 6% in the localities in which we operate our HHAs. We continue to take steps to operate effectively and efficiently under PPS’ predetermined fee schedule. This reduction in the reimbursement under PPS’ predetermined fee schedule will have a negative impact on our business, results of operations and cash flow.

     Prior to the implementation of PPS, our HHAs were reimbursed for services provided based on a reasonable cost methodology. We were reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and subsequent audits by CMS. Changes in the estimated settlements we recorded may be adjusted in future periods as final settlements are determined and may have a material adverse affect on our results of operations and cash flow. See Note 5 in our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2002 regarding amounts currently due to CMS.

     One of our HMO contracts requires that we fund a claims reserve out of operating profits of certain of our staff model clinics. At September 30, 2002, the unfunded portion of this required reserve was approximately

$150,000. The HMO can only draw upon this reserve in the event that the staff model clinics in question have incurred an account deficit and that we are unable or unwilling to satisfy the HMOs’ demand to fund the deficit. At no time during the three-month period ended September 30, 2002 were the staff model clinics in question in an account deficit position.

     At September 30, 2002, we were not in compliance with the repayment terms of a contract modification note with an HMO. The balance of approximately $3,800,000 outstanding at September 30, 2002 has been classified as a current liability in our consolidated financial statements. While no such action has occurred, the HMO could pursue legal action to enforce their claim against us for repayment of this note. We are currently in negotiation with the HMO to restructure this indebtedness. There can be no assurance that we will be able to complete this restructuring on terms acceptable to us or that the HMO will not assert a claim against us.

     Other factors that could affect our liquidity and cash flow which are also discussed in our Annual Report on Form 10-K for the year ended June 30, 2002 include: (i) increasing costs of health care services; (ii) loss of a material contract; (iii) decreases in reimbursement rates by third-party payors; (iv) retroactive cost report adjustments; (v) adverse governmental regulation, (vi) damage awards under pending or future litigation; and (vii) increased insurance costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2002, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have had an immaterial increase in our net loss for the three-month periods ended September 30, 2002 and 2001. We have no material risk associated with foreign currency exchange rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 7 of the our Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

     On September 23, 2002, we issued an aggregate amount of 800,000 shares of our common stock to five members of our Board of Directors in consideration of such member serving on our Board of Directors. The common stock was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The value of the restricted stock award of $112,000 was recorded as director compensation in the current quarter based on the closing price of our common stock on September 23, 2002.

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION

Dated: November 12, 2002	By: /s/ Spencer J. Angel

Spencer J. Angel Chief Executive Officer and President

By: /s/ Janet L. Holt

Janet L. Holt Chief Financial Officer

CERTIFICATION

I, Spencer J. Angel, Chief Executive Officer of Continucare Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s Chief Financial Officer and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s Chief Financial Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Spencer J. Angel

SPENCER J. ANGEL Chief Executive Officer, Chief Operating Officer and President

CERTIFICATION

I, Janet L. Holt, Chief Financial Officer of Continucare Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.	The Company’s Chief Executive Officer and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s Chief Executive Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Janet L. Holt

JANET L. HOLT Chief Financial Officer

EXHIBIT INDEX

Description	Exhibit Number

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.2