Form 10-Q
period 2002-12-31
CONTINUCARE CORP
filed 2003-02-14
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)

80 Southwest Eighth Street
Suite 2350
Miami, Florida 33130
(Address of principal executive offices)
(Zip Code)

(305) 350-7515
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in RULE 12b-2 of the Exchange Act). Yes   ☐   No   ☒

At February 5, 2003, the Registrant had 40,534,601 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$423,678	$344,276
Accounts receivable, net of allowance for doubtful accounts of $4,857,000 and $4,807,000, respectively	280,029	94,967
Due from Medicare, net	42,519	—
Other receivables	437,337	834,227
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $13,536,000 and $13,013,000, respectively	1,052,355	1,431,379
Prepaid expenses and other current assets	345,906	548,322

Total current assets	2,581,824	3,253,171
Equipment, furniture and leasehold improvements, net	518,209	584,372
Goodwill, net of accumulated amortization of approximately $3,661,000 at December 31, 2002 and June 30, 2002	14,663,392	14,663,392
Managed care contracts, net of accumulated amortization of approximately $1,540,000 and $1,364,000, respectively	1,969,837	2,146,243
Cost in excess of intangible assets acquired, net of accumulated amortization of approximately $4,016,000 and $4,012,000, respectively	12,405	15,788
Deferred financing costs, net of accumulated amortization of approximately $3,415,000 and $2,985,000, respectively	4,502	435,375
Other assets, net	83,342	81,372

Total assets	$19,833,511	$21,179,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$762,915	$688,061
Accrued expenses	1,898,682	2,004,480
Accrued salaries and benefits	776,475	569,323
Credit Facility	2,000,000	2,315,000
Due to Medicare, net	—	350,991
Current portion of convertible subordinated notes payable	1,421,896	273,896
Current portion of long term debt	4,417,685	4,456,835
Current portion of related party notes payable	63,854	63,854
Accrued interest payable	8,107	10,708
Current portion of capital lease obligations	77,700	107,479

Total current liabilities	11,427,314	10,840,627
Capital lease obligations, less current portion	45,170	42,171
Convertible subordinated notes payable, less current portion	3,071,519	4,356,468
Long term debt, less current portion	3,919,233	3,597,122
Related party notes payable, less current portion	1,029,259	1,061,186

Total liabilities	19,492,495	19,897,574
Commitments and contingencies
Shareholders’ equity
Common stock; $0.0001 par value; 100,000,000 shares authorized 43,530,794 shares issued and 40,534,601 shares outstanding at December 31, 2002 and 42,630,794 shares issued and 39,634,601 shares outstanding at June 30, 2002	4,054	3,964
Additional paid-in capital	59,634,524	59,511,614
Accumulated deficit	(53,872,861)	(52,808,738)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	341,016	1,282,139

Total liabilities and shareholders’ equity	$19,833,511	$21,179,713

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,

	2002	2001

Medical services revenue, net	$26,979,327	$26,263,009
Expenses
Medical services:
Medical claims	20,181,292	19,908,092
Other	3,486,767	3,336,405
Payroll and employee benefits	1,631,313	1,417,004
Provision for bad debts	24,736	22,946
Professional fees	69,203	281,141
General and administrative	1,574,825	1,243,445
Depreciation and amortization	163,795	225,473

Subtotal	27,131,931	26,434,506
Loss from operations	(152,604)	(171,497)
Other income (expense)
Interest income	2,031	9,032
Interest expense	(221,914)	(423,995)

Net loss	$(372,487)	$(586,460)

Basic and diluted loss per common share	$(.01)	$(.01)

Basic and diluted weighted average number of common shares outstanding	40,500,905	39,459,601

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended December 31,

	2002	2001

Medical services revenue, net	$53,839,016	$49,993,303
Expenses
Medical services:
Medical claims	40,447,144	38,405,705
Other	6,978,235	6,521,989
Payroll and employee benefits	3,204,754	2,702,661
Provision for bad debts	50,112	36,449
Professional fees	328,471	507,532
General and administrative	2,947,202	2,505,220
Depreciation and amortization	339,009	683,783

Subtotal	54,294,927	51,363,339
Loss from operations	(455,911)	(1,370,036)
Other income (expense)
Interest income	3,806	29,885
Interest expense	(612,018)	(815,979)

Net loss	$(1,064,123)	$(2,156,130)

Basic and diluted loss per common share	$(.03)	$(.05)

Basic and diluted weighted average number of common shares outstanding	40,102,536	39,459,601

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,064,123)	$(2,156,130)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	771,616	1,336,403
Provision for bad debts	50,112	36,449
Director compensation paid through the issuance of restricted common stock	123,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(235,174)	(92,851)
Decrease in prepaid expenses and other current assets	202,416	50,746
Decrease in other receivables	396,890	90,692
Increase in other assets	(1,970)	(1,516)
Decrease in due from HMO’s, net	379,024	1,402,787
Increase in due from Medicare	301,290	265,739
Increase (decrease) in accounts payable and accrued expenses	176,208	(419,274)
Decrease in accrued interest payable	(2,601)	(12,477)

Net cash provided by operating activities	1,096,688	500,568

CASH FLOWS FROM INVESTING ACTIVITY
Property and equipment additions	(61,013)	(66,573)

Net cash used in investing activity	(61,013)	(66,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible subordinated notes	(136,949)	(136,948)
Payments on related party notes	(31,927)	(31,927)
Principal repayments under capital lease obligation	(58,769)	(54,226)
Third-party assumption of capital lease obligation	(1,789)	—
Net (decrease) increase in Credit Facility	(315,000)	400,000
Advances from HMOs	75,000	—
Payment on advances from HMOs	(75,000)	(300,000)
Repayments on acquisition liability	(81,506)	—
Repayments to Medicare per agreement	(330,333)	(254,451)

Net cash used in financing activities	(956,273)	(377,552)

Net increase in cash and cash equivalents	79,402	56,443

Cash and cash equivalents at beginning of period	344,276	525,482

Cash and cash equivalents at end of period	$423,678	$581,925

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for refunds due to Medicare for overpayments	$694,800	$37,380

Purchase of furniture and fixtures with proceeds of capital lease obligations	$40,122	$36,252

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE 1 — UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries.

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

In Fiscal 2000, the Company instituted a series of measures intended to reduce losses and to operate its core business model profitably. In spite of the measures instituted in Fiscal 2000, the Company experienced a deterioration in its claims loss ratio in the first and second quarters of both Fiscal 2001 and 2002. This resulted in operating losses and negative cash flow from operations which prevented the Company from reversing a significant working capital deficiency which originated in prior years. Negative changes in the claims loss ratio, such as were experienced in Fiscal 2001 and 2002, are due to increases in the utilization of health services as well as increases in medical costs without counterbalancing increases in premium revenues from the Company’s Health Maintenance Organizations (“HMOs”) contracts. While the Company has not experienced a deterioration in its claims loss ratio in the first and second quarters of Fiscal 2003, there can be no assurance that such a deterioration will not occur during the remainder of Fiscal 2003. If such a deterioration does occur during the remainder of Fiscal 2003 that, compounded by the limited availability of additional financing through the credit facility, could significantly strain the Company’s cash flow. Historically, the Company has been able to realize advantageous HMO benefit changes and premium increases in the third quarter of its fiscal year which have had a positive impact on profitability and cash flow. While we have been notified of HMO benefit changes that became effective January 1, 2003, it cannot currently be determined what impact the benefit changes will have on our profitability or cash flow, if any. There can be no assurance that any benefit changes or premium increases, if any, will be able to offset negative health cost trends.

In an effort to streamline it’s cost structure and stem operating losses, effective January 1, 2003, the Company has terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its independent practice associations (“IPA”). The terminated IPA, which consisted of 29 physicians, contributed approximately $4,488,000 in revenue while generating an operating loss of $249,387 during the six-month period ended December 31, 2002 and covered approximately 1,000 Medicare lives at December 31, 2002. There can be no assurances that the Company will achieve any financial benefits as a result of terminating these IPA contracts.

Although the financial statements have been prepared assuming that the Company will continue as a going concern, there is a significant uncertainty as to whether the Company will be able to fund its obligations and satisfy its debt obligations as they become due in Fiscal 2003. At December 31, 2002, the working capital deficit was approximately $8,845,000, total indebtedness accounted for approximately 94% of the Company’s total capitalization and the Company had principal and interest of approximately $2,008,000 outstanding under the credit facility. (See Note 4.) The credit facility matures on March 31, 2003. The Company obtained this credit facility in Fiscal 2000 based on the personal guarantee of Dr. Phillip Frost and an entity controlled by Mr. Charles Fernandez, former members of the board of directors (collectively, the “Guarantors”). Dr. Frost and entities affiliated with Dr. Frost owned approximately 50% of our outstanding common stock as of December 31, 2002, assuming conversion of stock options and a convertible promissory note. Their guarantee is effective through the March 31, 2003 maturity date. Based on the Company’s current cash flow projections, it appears unlikely that the Company will have sufficient funds available to fully repay the credit facility by March 31, 2003. While the Company intends to either extend or replace the credit facility, either in whole or in part, uncertainty exists as to whether the Company will be able to extend or replace the credit facility without either the Guarantors extending their guarantee or other individuals providing a personal guarantee. If personal guarantees are required, there can be no assurance that the Company will be able to obtain such guarantees. There can be no assurance that the Company will be successful in its attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to the Company.

On October 31, 2003, $1,148,000 of the outstanding principal balance of our Convertible Subordinated Notes Payable (the “Notes”) is due. Based on the Company’s current cash flow projections, it appears unlikely that the Company will have sufficient funds available to make this principal payment. The Company has entered into discussions with the note holders to revise the maturity schedule of the Notes. However, there can be no assurances that the Company will be successful in its attempts to either repay the Notes or negotiate a revised maturity schedule and, if so, if this will occur on terms acceptable to the Company.

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

NOTE 3 — CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable originally due on October 31, 2002. Through a series of repurchases and troubled debt restructurings in Fiscal 2001 and 2000, the outstanding principal balance of the Notes at December 31, 2002 was approximately $3,913,000, of which $1,148,000 is due on October 31, 2003. The balance of the outstanding Notes on the balance sheet of approximately $4,493,00 includes interest accrued through December 31, 2002 of approximately $46,000 and the remaining interest of approximately $534,000 which will be payable in quarterly payments through the current maturity date of October 31, 2005.

Effective June 30, 2001, the Company completed a restructuring of the Notes, which resulted in, among other things, the issuance of a new convertible note (the “New Note”) with a principal balance of $912,195 to Frost Nevada Limited Partnership (“Frost Nevada”), an entity controlled by Dr. Phillip Frost, who was a director of the Company at the time of the restructuring. In July 2001, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the “Related Party Notes”). Mr. Angel, the Company’s president and chief executive officer, and an entity controlled by Mr. Angel comprise 40% of this investor group. The balance of the outstanding Related Party Notes on the balance sheet at December 31, 2002 of approximately $1,093,000, includes interest of approximately $181,000 which will be payable in quarterly payments through the current maturity date of October 31, 2005.

NOTE 4 —CREDIT FACILITY

The Company has entered into a credit facility agreement (“Credit Facility”). The Credit Facility provides a revolving loan of $3,000,000 which is due and expires on March 31, 2003. Interest is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 1.25% on December 31, 2002. All assets of the Company serve as collateral for the Credit Facility. In addition, the Credit Facility has been guaranteed by Dr. Phillip Frost and an entity controlled by Mr. Charles Fernandez, both of whom were Board members at the time the credit facility was obtained. At December 31, 2002, the outstanding principal and interest balance of the Credit Facility was $2,008,000.

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

During October 2002, the Board appointed Dr. Jack Nudel as a new member of the Board. At the time of this appointment, the Board granted 100,000 fully vested stock options to Dr. Nudel with the opportunity to elect to receive this compensation in the form of restricted stock. On October 30, 2002, Dr. Nudel elected to receive this award in the form of restricted stock. The value of the 100,000 shares of restricted stock awarded of $11,000 (based on the closing price of the Company’s common stock on October 30, 2002) was recorded as director compensation in the second quarter of Fiscal 2003.

NOTE 7 — CONTINGENCIES

The Company is a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL COPRORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed on January 24, 2002 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. The Company intends to defend this case vigorously.

The Company is a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS v. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.N.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the

Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. Trial has been set for June 2, 2003. The Company intends to defend this case vigorously.

Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. v. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDAN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. The Company filed its answer on May 3, 2000. Discovery is still proceeding at a slow pace. The Company has made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was initially rejected, but is currently being re-evaluated by their new attorney. The Company and the carriers for Kahn & Riskin, M.D. have been discussing apportionment of responsibilities. The Company intends to defend this case vigorously.

A decision has been rendered in the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. On June 27, 2002, the court issued its ruling, dismissing all claims asserted by one of the Plaintiffs. The court found the Company had improperly terminated the employment contract of the other two Plaintiffs’, but awarded each only nominal damages in the amount of One Dollar ($1) each. The Company has requested reimbursement for attorney’s fees as to two of the Plaintiffs and requested the court to deny any request for attorney fees as to the other Plaintiff based on the award of only nominal damages. The Plaintiffs’ have also asserted a right to reimbursement of certain attorney’s fees. The hearing to address these matters has been rescheduled for March 18, 2003.

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, the Company became aware that the Centers for Medicare and Medicaid Services (“CMS”) was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. The Company was aware of its obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, the Company recorded an estimate for the overpayments indicated on those cost reports. When the Company purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to the Company’s purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that CMS was pursuing the Company as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While the Company disputes the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to the Company’s home health agencies, the Company has entered into a memorandum of understanding for the 1996 cost report year and has recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, the Company will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. The Company has retained the right to dispute the Alleged Overpayments and continues to review and evaluate all information available to determine the validity of CMS’ claims. During September 2002, the Company requested a reopening of the cost reports and supplied various documentation for cost report years 1996 and 1997 to demonstrate that the Alleged Overpayments are incorrect. The accrual for all Alleged Overpayments is approximately $2,648,000 as of December 31, 2002, of which approximately $251,000 is reflected in current liabilities.

The Company is also involved in other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business—including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

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

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (“FAS 148”). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (“FAS 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company ‘s year ended June 30, 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. The Company has not yet completed the final evaluation of the options presented by FAS 148. However, within this fiscal year, the Company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of FAS 148.

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

General

     We are a provider of integrated outpatient healthcare and home healthcare services in Florida. As of December 31, 2002, we operated, owned and/or managed fifteen staff model clinics in south and central Florida; an Independent Practice Association (the “IPA”) with 35 physicians (the “Managed Care Division”); and four home health agencies. Our Managed Care Division provided managed care services for approximately 106,000 member months (members per month multiplied by the months for which services were available) during each of the six-month periods ended December 31, 2002 and 2001.

     Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations. The terminated IPA, which consisted of 29 physicians, contributed approximately $4,488,000 in revenue while generating an operating loss of $249,387 during the six-month period ended December 31, 2002 and covered approximately 1,000 Medicare lives at December 31, 2002. While this termination is intended to streamline our cost structure and stem operating losses, there can be no assurances that we will achieve any financial benefits as a result of terminating these IPA contracts.

Reimbursement Considerations

     Our home health agencies (“HHAs”) receive reimbursement from the Medicare and Medicaid programs, insurers, self-funded benefit plans for home health agencies and other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we derived less than 3% of our net medical services revenue directly from the Medicare and Medicaid programs in the six-month period ended December 31, 2002, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

     Effective October 1, 2000, our Medicare HHA services became subject to the prospective pay system (“PPS”). Under PPS, we are reimbursed a fixed fee per treatment unit. If we have costs greater than the fixed fee amount, we will incur losses for our Medicare HHA services. Effective October 1, 2002, we became subject to a 15% reduction to the cost limits and per-patient limits that were in place as of September 30, 1999 as a result of the Balanced Budget Act of 1997. This reduction has negatively impact our home health Medicare reimbursement. In addition, future changes in reimbursement rates could have a material adverse effect on our business, financial condition or results of operations.

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

Accounting Policies

     General–The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are charged or credited to operations as the estimates are revised.

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

     Under our contracts with HMOs, we receive a percentage of premium (“POP”) that is paid by or on behalf of each covered life that chooses our physicians as their primary care physicians in exchange for assuming responsibility for the provision of medical services. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated POP revenue on those contracts, we recognize losses on our prepaid healthcare services with HMOs. No contracts are considered loss contracts at December 31, 2002 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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

     Recording the cost of health care services–The cost of health care services provided or contracted for is accrued in the period in which the services are provided. On a monthly basis we provide for claims incurred but not reported based on past experience together with current factors. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the period of determination. An actuarial calculation has been completed and indicates that claims incurred but not reported as of December 31, 2002 are between approximately $12,192,000 and $13,851,000. As of December 31, 2002, we have recorded a liability of approximately $13,536,000 for claims incurred but not reported. Although considerable variability is inherent in such estimates, we believe that the amounts accrued for incurred but not reported medical claims are adequate.

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

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2002 AS COMPARED TO THE THREE- MONTH PERIOD ENDED DECEMBER 31, 2001.

Revenue

     Medical services revenues increased 2.7% from approximately $26,263,000 for the three-month period ended December 31, 2001 to approximately $26,979,000 for the three-month period end December 31, 2002. The increase was primarily the result of increases in the premium revenue per member and negotiated increases in the percentage of premium revenue we receive for certain of our members. These increases were offset by an approximately 5.7% decrease in member months during the three-month period ended December 31, 2002.

     Revenue generated by our managed care entities under our contracts with Humana Medical Plans, Inc. (“Humana”) was 70% and 66% of medical services revenue for the three-month period ended December 31, 2002 and 2001, respectively. Revenue generated by our managed care entities under our contracts with Vista of South Florida, Inc. and its affiliated companies (“Vista”), formerly Foundation Health Corporation Affiliates, was 26% and 29% of medical services revenue for the three-month periods ended December 31, 2002 and 2001, respectively. Revenue generated by our home health agencies was approximately 4% and 5% of medical services revenue during the three-month periods ended December 31, 2002 and 2001, respectively, and consisted primarily of Medicare reimbursement.

Expenses

     Medical services expenses for the three-month period ended December 31, 2002 were approximately $23,668,000 or 87.7% of medical services revenue compared to approximately $23,244,000 or 88.5% of medical services revenue for the three-month period ended December 31, 2001. Medical services expense includes medical claims expense as well as other direct costs associated with providing medical services.

     Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our percentage of premium contracts with HMOs. Claims expense was approximately $20,181,000 and $19,908,000 for the three-month periods ended December 31, 2002 and 2001, respectively, or 77.6% and 79.7% of medical services revenues derived from our managed care entities. The annualized claims ratio for Fiscal 2002 was 81.8%. Our claim loss ratio varies due to fluctuations in utilization, medical costs and premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $3,487,000 and $3,336,000 for the three-month periods ended December 31, 2002 and 2001, respectively, or 12.9% and 12.7% of medical services revenues.

     Payroll and employee benefits for administrative personnel was approximately $1,631,000 for the three-month period ended December 31, 2002, or 6.0% of revenues, compared to approximately $1,417,000 or 5.4% of revenue for the three-month period ended December 31, 2001. The increase in payroll and employee benefits during the three-month period ended December 31, 2002 is primarily due to the following: (i) director compensation of $11,000 during the three-month period ended December 31, 2002; (ii) the filling of the general counsel position which had been vacant during the three-month period ended December 31, 2001; and (iii) annual salary increases.

     Professional fees were approximately $69,000 for the three-month period ended December 31, 2002 as compared to approximately $281,000 for the three-month period ended December 31, 2001. The decrease in professional fees is due to various litigation that was significantly resolved or settled prior to the second quarter of Fiscal 2003 and to a payment from our directors and officers insurance carrier reimbursing us for certain legal expenses incurred in prior periods.

     General and administrative expenses for the three-month period ended December 31, 2002 were approximately $1,575,000 or 5.8% of revenues compared to approximately $1,243,000 or 4.7% of revenues for the three-month period ended December 31, 2001. During the three-month period ended December 31, 2001, we adjusted our accruals for various liabilities, including a settlement for a liability related to a closed subsidiary. The adjustment of these liabilities resulted in a reduction of approximately $200,000 of general and administrative expenses during the three-month period ended December 31, 2001. No similar transaction occurred during the three-month period ended December 31, 2002.

     Depreciation and amortization decreased approximately 27.4% to approximately $164,000 for the three-month period ended December 31, 2002 from approximately $225,000 for the three-month period ended December 31, 2001. The decrease is due primarily to certain intangible assets which became fully amortized during the second quarter of Fiscal 2002.

Loss from Operations

     Loss from operations for the three-month period ended December 31, 2002 was approximately $153,000 or 0.6% of total revenues, compared to a loss from operations of $171,497 or 0.7% of total revenues for the three-month period ended December 31, 2001.

Interest Expense

     Interest expense was approximately $222,000 for the three-month period ended December 31, 2002 as compared to approximately $424,000 for the three-month period ended December 31, 2001. The decrease is due to certain deferred financing costs which became fully amortized during the second quarter of Fiscal 2003.

Net Loss

     Net loss for the three-month period ended December 31, 2002 was $372,487 compared to a net loss of $586,460 for the three-month period ended December 31, 2001.

Recent Development

     Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations (“IPA”). The terminated IPA, which consisted of 29 physicians, contributed approximately $2,020,000 in revenue while generating an operating loss of $97,900 during the three-month period ended December 31, 2002 and covered approximately 1,000 Medicare lives at December 31, 2002. While this termination is intended to streamline our cost structure and stem operating losses, there can be no assurances that we will achieve any financial benefits as a result of terminating this line of business.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2002 AS COMPARED TO THE SIX- MONTH PERIOD ENDED DECEMBER 31, 2001.

Revenue

     Medical services revenues increased 7.7% from approximately $49,993,000 for the six-month period ended December 31, 2001 to approximately $53,839,000 for the six-month period end December 31, 2002. The increase was primarily the result of increases in the premium revenue per member and negotiated increases in the percentage of premium revenue we receive for certain of our members.

     Revenue generated by our managed care entities under our contracts with Humana was 70% and 66% of medical services revenue for the six-month period ended December 31, 2002 and 2001, respectively. Revenue generated by our managed care entities under our contracts with Vista, was 27% and 29% of medical services revenue for the six-month periods ended December 31, 2002 and 2001, respectively. Revenue generated by our home health agencies was approximately 3% and 5% of medical services revenue during the six-month periods ended December 31, 2002 and 2001, respectively, and consisted primarily of Medicare reimbursement.

Expenses

     Medical services expenses for the six-month period ended December 31, 2002 were approximately $47,425,000 or 88.1% of medical services revenue compared to approximately $44,928,000 or 89.9% of medical services revenue for the six-month period ended December 31, 2001. Medical services expense includes medical claims expense as well as other direct costs associated with providing medical services.

     Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our percentage of premium contracts with HMOs. Claims expense was approximately $40,447,000 and $38,406,000 for the six-month periods ended December 31, 2002 and 2001, respectively, or 77.9% and 80.9% of medical services revenues derived from our managed care entities. The annualized claims ratio for Fiscal 2002 was 81.8%. Our claim loss ratio varies due to fluctuations in utilization, medical costs and premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $6,978,000 and $6,522,000 for the six-month periods ended December 31, 2002 and 2001, respectively, or 13.0% and 13.1% of medical services revenues.

     Payroll and employee benefits for administrative personnel was approximately $3,205,000 for the six-month period ended December 31, 2002, or 6.0% of revenues, compared to approximately $2,703,000 or 5.4% of revenue for the six-month period ended December 31, 2001. The increase in payroll and employee benefits during the six-month period ended December 31, 2002 is primarily due to the following: (i) director compensation of $123,000 during the six-month period ended December 31, 2002; (ii) the filling of the general counsel position which had been vacant during the six-month period ended December 31, 2001; and (iii) annual salary increases.

     Professional fees were approximately $328,000 for the six-month period ended December 31, 2002 as compared to approximately $508,000 for the six-month period ended December 31, 2001. The decrease in professional fees is due to various litigation that was significantly resolved or settled prior to the second quarter of Fiscal 2003 and to a payment from our directors and officers insurance carrier reimbursing us for certain legal expenses incurred in prior periods.

     General and administrative expenses for the six-month period ended December 31, 2002 were approximately $2,947,000 or 5.5% of revenues compared to approximately $2,505,000 or 5.0% of revenues for the six-month period ended December 31, 2001. During the three-month period ended December 31, 2001, we adjusted our accruals for various liabilities, including a settlement for a liability related to a closed subsidiary. The adjustment of these liabilities resulted in a reduction of approximately $200,000 of general and administrative expenses during the three-month period ended December 31, 2001. No similar transaction occurred during the six-month period ended December 31, 2002.

     Depreciation and amortization decreased approximately 50.4% to approximately $339,000 for the six-month period ended December 31, 2002 from approximately $684,000 for the six-month period ended December 31, 2001. The decrease is due primarily to certain intangible assets which became fully amortized during the first and second quarters of Fiscal 2002.

Loss from Operations

     Loss from operations for the six-month period ended December 31, 2002 was approximately $456,000 or 0.8% of total revenues, compared to a loss from operations of approximately $1,370,000 or 2.7% of total revenues for the six-month period ended December 31, 2001.

Interest Expense

     Interest expense was approximately $612,000 for the three-month period ended December 31, 2002 as compared to approximately $816,000 for the three-month period ended December 31, 2001. The decrease is due to certain deferred financing costs which became fully amortized during the second quarter of Fiscal 2003.

Net Loss

     Net loss for the six-month period ended December 31, 2002 was approximately $1,064,000 compared to a net loss of approximately $2,156,000 for the six-month period ended December 31, 2001.

Recent Development

     Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations (“IPA”). The terminated IPA, which consisted of 29 physicians, contributed approximately $4,488,000 in revenue while generating an operating loss of $249,387 during the six-month period ended December 31, 2002 and covered approximately 1,000 Medicare lives at December 31, 2002. While this termination is intended to streamline our cost structure and stem operating losses, there can be no assurances that we will achieve any financial benefits as a result of terminating this line of business.

LIQUIDITY AND CAPITAL RESOURCES

     Although our financial statements have been prepared assuming we will continue as a going concern, there is a significant uncertainty as to whether we will be able to fund our obligations and satisfy our debt obligations as they become due in Fiscal 2003. At December 31, 2002, the working capital deficit was approximately $8,845,000, total indebtedness accounted for approximately 94% of our total capitalization and we had principal and interest of approximately $2,008,000 outstanding under the credit facility. (See Note 4 of the condensed consolidated financial statements.) The credit facility matures on March 31, 2003. We obtained this credit facility in Fiscal 2000 based on the personal guarantee of Dr. Phillip Frost and an entity controlled by Mr. Charles Fernandez, former members of the board of directors (collectively, the “Guarantors”). Dr. Frost and entities affiliated with Dr. Frost, owned approximately 50% of our outstanding common stock as of December 31, 2002, assuming conversion of stock options and a convertible promissory note. Their guarantee is effective through the March 31, 2003 maturity date. Based on our current cash flow projections, it appears unlikely that we will have sufficient funds available to fully repay the credit facility by March 31, 2003. While we intend to either extend or replace the credit facility, either in whole or in part, uncertainty exists as to whether we will be able to extend or replace the credit facility without either the Guarantors extending their guarantee or other individuals providing a personal guarantee. If personal guarantees are required, there can be no assurance that we will be able to obtain such guarantees. There can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to us.

     On October 31, 2003, $1,148,000 of the outstanding principal balance of our Convertible Subordinated Notes Payable (the “Notes”) is due. Based on our current cash flow projections, it appears unlikely that we will have sufficient funds available to make this principal payment. We have entered into discussions with the note holders to revise the maturity schedule of the Notes. However, there can be no assurances that we will be successful in our attempts to either repay the Notes or negotiate a revised maturity schedule and, if so, if this will occur on terms acceptable to us.

     In Fiscal 2000, we instituted a series of measures intended to reduce losses and to operate our core business model profitably. In spite of the measures instituted in Fiscal 2000, we experienced a deterioration in our claims loss ratio in the first and second quarters of both Fiscal 2001 and 2002. This resulted in operating losses and negative cash flow from operations, which prevented us from reversing a significant working capital deficiency which originated in prior years. Negative changes in the claims loss ratio, such as we experienced in Fiscal 2001 and 2002, are due to increases in the utilization of health services as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs. While we have not experienced a deterioration in our claims loss ratio in the first and second quarters of Fiscal 2003, there can be no assurance that such a deterioration will not occur during the remainder of Fiscal 2003. If such a deterioration does occur during the remainder of Fiscal 2003 that, compounded by the limited availability of additional financing through the credit facility, could significantly strain our cash flow. Historically, we have been able to realize advantageous HMO benefit changes and premium increases in the third quarter of our fiscal year which have had a positive impact on profitability and cash flow. While we have been notified of HMO benefit changes that became effective on January 1, 2003, it cannot currently be determined what impact the benefit changes will have on our profitability or cash flow, if any. There can be no assurances that any benefit changes or premium increases, if any, will be able to offset negative health cost trends and allow us to meet our cash requirements in Fiscal 2003.

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

     Our net loss was approximately $1,064,000 for the six-month period ended December 31, 2002. Net cash provided by operations for the six-month period ended December 31, 2002 was approximately $1,095,000. The following were the most significant items which are reflected in our net loss but did not impact our cash flows from operations during the six-month period ended December 31, 2002:

•	Depreciation and amortization, including the amortization of deferred loan costs, reduced net income by approximately $772,000, without reducing cash from operations.

•	The increase in due to/from Medicare was approximately $301,000. This increase reflects the receivable from Medicare generated from our current home health operations as offset by amounts due to Medicare from overpayments in prior years for filed cost reports. This net increase in due from Medicare reduced our net loss for the six-month period ended December 31, 2002, but did not impact the cash flows from operations in same six-month period.

•	Increases in accounts payable and accrued expenses reduced net income by approximately $176,000, without reducing cash from operations.

•	During the six-month period ended December 31, 2002, we recorded $123,000 in director compensation which was paid through the issuance of 900,000 shares of restricted common stock. This director compensation reduced net income without reducing cash from operations.

•	Increases in accounts receivable of approximately $235,000 reduced our net loss during the six-month period ended December 31, 2002, but did not impact the cash flows from operations in the same six-month period.

•	Decreases in prepaid expenses and other current assets of approximately $202,000 reduced our net income during the six-month period ended December 31, 2002, but did not impact the cash flows from operations in the same six-month period.

The above items were offset by the following items which did not impact our net loss during the six-month period ended December 31, 2002, but did increase cash from operations during the same six-month period:

•	Our net receivable from HMOs decreased by approximately $379,000 and did not impact our net loss but did provide cash during the six-month period ended December 31, 2002.

•	Decreases in other receivables of approximately $397,000 did not impact our net loss but did provide cash during the six-month period ended December 31, 2002.

     Our cash used in investing activities was approximately $61,000 for the six-month period ended December 31, 2002, primarily for the purchase of equipment. Our cash used in financing activities for the six-month period ended December 31, 2002 was approximately $954,000, primarily due to net repayments of $315,000 on our credit facility and payments of various notes payable of approximately $639,000.

     Approximately 3% of our medical services revenue during the three-month period ended December 31, 2002 was derived from our HHAs. Effective October 1, 2000, two of our HHAs, which primarily provide services to patients eligible under the Medicare program, began to be reimbursed by Medicare under the prospective payment system. Under PPS, we are paid a predetermined fee for services provided to patients for every 60-day period for which care is rendered. On October 1, 2002, a 15% reduction to the cost limits and per-patient limits that were in place as of September 30, 1999 became effective as a result of the Balanced Budget Act of 1997. This reduction resulted in a decrease in the predetermined fees under PPS, on average, by approximately 4% to 6% in the localities in which we operate our HHAs. We continue to take steps to operate effectively and efficiently under PPS’ predetermined fee schedule. This reduction in the reimbursement under PPS’ predetermined fee schedule had a negative impact on our business, results of operations and cash flow.

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

     One of our HMO contracts requires that we fund a claims reserve out of operating profits of certain of our staff model clinics. At December 31, 2002, this required reserve was fully funded. The HMO can only draw upon this reserve in the event that the staff model clinics in question have incurred an account deficit and that we are unable or unwilling to satisfy the HMOs’ demand to fund the deficit. At no time during the six-month period ended December 31, 2002 were the staff model clinics in question in an account deficit position.

     At December 31, 2002, we were not in compliance with the repayment terms of a contract modification note with an HMO. The balance of $3,850,000 outstanding at December 31, 2002 has been classified as a current liability in our consolidated financial statements. On February 14, 2003, we signed a Letter of Intent with the HMO whereby we will manage an Independent Physician Network ("IPN") for the HMO in the South Florida area and, simultaneously, the HMO will restructure the terms of the contract modification note. Upon execution of final documents memorializing these transactions, the contract modification note will be cancelled. If the above transactions are consummated as currently detailed in the Letter of Intent, a portion of the gain on the extinguishment of debt will be deferred and recognized as services are provided under the IPN agreement. There can be no assurances that these transactions will be completed on terms acceptable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2002, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have immaterially increased our net loss for the six-month periods ended December 31, 2002 and 2001. We have no material risk associated with foreign currency exchange rates or commodity prices.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 of our Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 30, 2002, an aggregate amount of 100,000 shares of our common stock were awarded to a new member of our Board of Directors in consideration for serving on our Board of Directors. The common stock was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The value of the restricted stock award of $11,000 was recorded as director compensation in the current quarter based on the closing price of our common stock on October 30, 2002.

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

CONTINUCARE CORPORATION

Dated: February 14, 2003	By: /s/ Spencer J. Angel

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

Date: February 14, 2003	By: /s/ Spencer J. Angel

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

Date: February 14, 2003	By: /s/ Janet L. Holt

JANET L. HOLT Chief Financial Officer

EXHIBIT INDEX

Description	Exhibit Number

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.2