Form 10-Q
period 2003-03-31
CONTINUCARE CORP
filed 2003-05-15
CIK 803352

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in RULE 12b-2 of the Exchange Act). Yes [ ] No [X]

At May 15, 2003, the Registrant had 42,379,001 shares of $0.0001 par value common stock outstanding.

                             CONTINUCARE CORPORATION

                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed  Consolidated Balance Sheets - March 31, 2003 (Unaudited) and June 30,
              2002.................................................................................           3

           Condensed  Consolidated  Statements of Operations - Three Months Ended March 31,
              2003 (Unaudited) and 2002 (Unaudited)................................................           4

           Condensed  Consolidated  Statements  of Operations - Nine Months Ended March 31,
              2003 (Unaudited) and 2002 (Unaudited)................................................           5

           Condensed  Consolidated  Statements  of Cash Flows - Nine Months Ended March 31,
              2003 (Unaudited) and 2002 (Unaudited)................................................           6

           Notes  to  Condensed   Consolidated   Financial  Statements  -  March  31,  2003
              (Unaudited)..........................................................................           7

ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
           OPERATIONS..............................................................................          13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................          25

ITEM 4.    CONTROLS AND PROCEDURES.................................................................          25

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................................................................          25

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................          25

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........................................................          25

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................          25

ITEM 5.    OTHER INFORMATION.......................................................................          25

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................................          26

SIGNATURE PAGE.....................................................................................          27

CERTIFICATIONS.....................................................................................          28



                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 MARCH 31, 2003      JUNE 30, 2002
                                                                                 --------------      -------------
                                                                                  (UNAUDITED)

                                    ASSETS

Current assets:
   Cash and cash equivalents ...............................................      $    116,194       $    180,410
   Restricted cash related to leases, current ..............................            30,757            100,813
   Accounts  receivable, net of allowance for doubtful accounts of
    $4,819,000 and $4,807,000, respectively ................................           252,118             94,967
   Due from Medicare, net ..................................................           189,841               --
   Other receivables .......................................................           418,743            834,227
   Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $12,480,000 and
    $11,818,000, respectively ..............................................         1,327,022          1,798,651
   Prepaid expenses and other current assets ...............................           574,258            548,322
                                                                                  ------------       ------------
       Total current assets ................................................         2,908,933          3,557,390
Assets related to discontinued operations ..................................                --              6,646
Equipment, furniture and leasehold improvements, net .......................           513,573            580,779
Restricted cash related to leases ..........................................            30,000             60,000
Goodwill, net of accumulated  amortization of approximately $3,661,000
  at March 31, 2003 and June 30, 2002 ......................................        14,663,392         14,663,392
Managed care contracts, net of accumulated amortization of
  approximately $1,628,000 and $1,364,000, respectively ....................         1,881,634          2,146,243

Cost in excess of intangible assets acquired, net of accumulated
  amortization of approximately $4,017,000 and $4,012,000, respectively ....            10,711             15,788
Deferred financing costs, net of accumulated amortization of
  approximately $3,420,000 and $2,985,000, respectively ....................           645,542            435,375
Other assets, net ..........................................................           101,528             81,372
                                                                                  ------------       ------------
       Total assets ........................................................      $ 20,755,313       $ 21,546,985
                                                                                  ============       ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable ........................................................      $    542,730       $    680,443
   Accrued expenses ........................................................         1,864,391          1,841,360
   Accrued salaries and benefits ...........................................         1,024,451            559,050
   Liabilities related to discontinued operations, net .....................           416,322            629,789
   Credit Facility .........................................................         1,800,000          2,315,000
   Due to Medicare, net ....................................................              --              350,991
   Current portion of convertible subordinated notes payable ...............           253,806            273,896
   Current portion of long term debt .......................................         6,743,337          4,375,329
   Current portion of related party notes payable ..........................            63,854             63,854
   Accrued interest payable ................................................            22,185             10,708
   Current portion of capital lease obligations ............................            47,593            107,479
                                                                                  ------------       ------------
       Total current liabilities ...........................................        12,778,669         11,207,899
Capital lease obligations, less current portion ............................            55,786             42,171
Convertible subordinated notes payable, less current portion ...............         4,171,135          4,356,468
Long term debt, less current portion .......................................         1,435,534          3,597,122
Related party notes payable, less current portion ..........................         1,029,259          1,061,186
                                                                                  ------------       ------------
       Total liabilities ...................................................        19,470,383         20,264,846
Commitments and contingencies
Shareholders' equity:

   Common stock; $0.0001 par value; 100,000,000 shares authorized 45,375,194 shares issued and 42,379,001 shares outstanding at March
     31, 2003 and 42,630,794 shares issued and 39,634,601 shares ...........             4,239              3,964
     outstanding at June 30, 2002
   Additional paid-in capital ..............................................        60,279,880         59,511,614
   Accumulated deficit .....................................................       (53,574,488)       (52,808,738)
   Treasury stock (2,996,193 shares) .......................................        (5,424,701)        (5,424,701)
                                                                                  ------------       ------------

     Total shareholders' equity ............................................         1,284,930          1,282,139
                                                                                  ------------       ------------
     Total liabilities and shareholders' equity ............................      $ 20,755,313       $ 21,546,985
                                                                                  ============       ============



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                      2003               2002
                                                                                 ------------       ------------
Medical services revenue, net .............................................      $ 25,358,084       $ 25,202,455

Expenses
  Medical services:

    Medical claims ........................................................        18,345,344         18,004,434
    Other .................................................................         3,364,276          3,406,549
                                                                                 ------------       ------------
  Total medical services ..................................................        21,709,620         21,410,983

  Payroll and employee benefits ...........................................         1,633,576          1,426,863
  Provision for bad debts .................................................           (37,755)            24,023
  Professional fees .......................................................           200,034            686,147
  General and administrative ..............................................         1,622,033            993,208
  Depreciation and amortization ...........................................           146,852            169,370
                                                                                 ------------       ------------
    Subtotal ..............................................................        25,274,360         24,710,594

Income from operations ....................................................            83,724            491,861


Other income (expense)
  Interest income .........................................................             1,341              3,551
  Interest expense ........................................................           (81,059)          (363,814)
  Provision for Medicare settlement related to terminated operations ......                --         (2,440,971)
                                                                                 ------------       ------------


Income (loss) from continuing operations ..................................             4,006         (2,309,373)

Income (loss) from discontinued operations ................................           294,370           (113,213)
                                                                                 ------------       ------------

Net income (loss) .........................................................      $    298,376       $ (2,422,586)
                                                                                 ============       ============



Basic and diluted income (loss) per common share

  Income (loss) from continuing operations ................................      $         --      $       (.06)

  Income from discontinued operations .....................................               .01                 --
                                                                                 ------------       ------------
Net income (loss) .........................................................      $        .01       $       (.06)
                                                                                 ============       ============


Basic weighted average number of common shares outstanding ................        40,555,094         39,479,045
                                                                                 ============       ============


Diluted weighted average number of common shares outstanding...............        45,380,289         39,479,045
                                                                                 ============       ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                    NINE MONTHS ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                     2003               2002
                                                                                 ------------       ------------
Medical services revenue, net .............................................      $ 74,708,832       $ 70,625,785

Expenses
  Medical services:

    Medical claims ........................................................        54,749,621         52,523,307
    Other .................................................................         9,722,708          9,189,141
                                                                                 ------------       ------------
  Total medical services ..................................................        64,472,329         61,712,448

  Payroll and employee benefits ...........................................         4,768,623          3,959,691
  Provision for bad debts .................................................            12,357             60,472
  Professional fees .......................................................           528,508          1,193,859
  General and administrative ..............................................         4,565,797          3,488,150
  Depreciation and amortization ...........................................           484,020            851,312
                                                                                 ------------       ------------
    Subtotal ..............................................................        74,831,634         71,265,932

Loss from operations ......................................................          (122,802)          (640,147)


Other income (expense)
  Interest income .........................................................             5,147             33,436
  Interest expense ........................................................          (693,077)        (1,179,793)
  Provision for Medicare settlement related to terminated operations ......                --         (2,440,971)
                                                                                 ------------       ------------


Loss from continuing operations ...........................................          (810,732)        (4,227,475)

Income (loss) from discontinued operations ................................            44,982           (351,241)
                                                                                 ------------       ------------


Net loss ..................................................................      $   (765,750)      $ (4,578,716)
                                                                                 ============       ============


Basic and diluted loss per common share

  Loss from continuing operations .........................................      $       (.02)      $       (.11)
  Loss from discontinued operations .......................................                --               (.01)
                                                                                 ------------       ------------
Net loss ..................................................................      $       (.02)      $       (.12)
                                                                                 ============       ============


Basic and diluted weighted average number of common shares outstanding ....        40,251,186         39,465,988
                                                                                 ============       ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTINUCARE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                              NINE MONTHS ENDED MARCH 31,
                                                                             -----------------------------
                                                                                 2003              2002
                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss ...........................................................      $  (765,750)      $(4,578,716)
   (Income) loss from discontinued operations .........................          (44,982)          351,241
                                                                             -----------       -----------
   Loss from continuing operations ....................................         (810,732)       (4,224,475)
   Adjustments to reconcile net loss to cash provided by operating activities:

     Depreciation and amortization, including amortization
     of deferred loan costs ...........................................          921,183         1,824,089
     Provision for bad debts ..........................................           12,357            60,472
     Loss (gain) on disposal of assets and release from capital lease .              500           (28,642)
     Director compensation paid through the issuance of restricted
     common stock .....................................................          123,000                --

   Changes in operating assets and liabilities:

     Increase in accounts receivable ..................................         (169,508)         (128,530)
     Increase in prepaid expenses and other current assets ............          (25,936)         (169,606)
     Decrease in other receivables ....................................          415,484           205,117
     Increase in other assets .........................................          (20,156)           (4,466)
     Decrease in due from HMO's, net ..................................          471,629           321,459
     Increase in due to/from Medicare, net ............................          153,968         2,515,684
     Increase in accounts payable and accrued expenses ................          350,719            (9,180)
     Increase (decrease) in accrued interest payable ..................           11,477            (2,679)
                                                                             -----------       -----------
   Net cash provided by continuing operations .........................        1,433,985           356,243
   Net cash used in discontinued operations ...........................          (80,333)         (206,872)
                                                                             -----------       -----------
Net cash provided by operating activities .............................        1,353,652           149,371


CASH FLOWS FROM INVESTING ACTIVITY
   Proceeds from equipment disposals ..................................              500                --
   Proceeds from maturities of restricted cash ........................          100,056            27,738
   Property and equipment additions ...................................          (99,798)         (156,331)
                                                                             -----------       -----------
Net cash provided by (used in) investing activity .....................              758          (128,593)
                                                                             -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on convertible subordinated notes .........................         (205,423)         (205,422)
   Payments on related party notes ....................................          (31,927)          (31,927)
   Principal repayments under capital lease obligation ................          (94,601)          (83,516)
   Third-party assumption of capital lease obligation .................           (1,789)               --
   Net (decrease) increase in Credit Facility .........................         (515,000)        1,300,000
   Advances from HMOs .................................................           75,000                --
   Payment on advances from HMOs ......................................          (75,000)         (450,000)
   Repayments to Medicare per agreement ...............................         (488,380)         (479,962)
                                                                             -----------       -----------

  Net cash (used in) provided by continuing operations ................       (1,337,120)           49,173
  Net cash used in discontinued operations ............................          (81,506)               --
                                                                             -----------       -----------
Net cash (used in) provided by financing activities ...................       (1,418,626)           49,173
                                                                             -----------       -----------

Net (decrease) increase in cash and cash equivalents ..................          (64,216)           69,951
                                                                             -----------       -----------
Cash and cash equivalents at beginning of period ......................          180,410           371,470
                                                                             -----------       -----------
Cash and cash equivalents at end of period ............................      $   116,194       $   441,421
                                                                             ===========       ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for deferred financing costs .............................      $   645,540         $      --
                                                                             ===========       ===========
Note payable issued for refunds due to Medicare for overpayments ......      $   694,800       $ 2,915,259
                                                                             ===========       ===========
Purchase of furniture and fixtures with proceeds of capital lease
obligations ...........................................................      $    56,463       $    36,252
                                                                             ===========       ===========



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)




NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation ("Continucare" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. Except as otherwise indicated by the context, the terms the "Company" or "Continucare" mean Continucare Corporation and its consolidated subsidiaries.

The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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


In Fiscal 2000, the Company instituted a series of measures intended to reduce losses and to operate its core business model profitably. In spite of the measures instituted in Fiscal 2000, the Company experienced a deterioration in its claims loss ratio in the first and second quarters of both Fiscal 2001 and 2002. This resulted in operating losses and negative cash flow from operations which prevented the Company from reversing a significant working capital deficiency which originated in prior years. Negative changes in the claims loss ratio, such as were experienced in Fiscal 2001 and 2002, are due to increases in the utilization of health services as well as increases in medical costs without counterbalancing increases in premium revenues from the Company's contracts with Health Maintenance Organizations ("HMOs"). While the Company has not experienced a similar deterioration in its claims loss ratio in the first three quarters of Fiscal 2003, there can be no assurance that such a deterioration will not occur during the fourth quarter of Fiscal 2003. If such a deterioration does occur during the remainder of Fiscal 2003 that, compounded by the limited availability of additional financing through the credit facility, could significantly strain the Company's cash flow.

In an effort to streamline it's cost structure and stem anticipated operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its independent practice associations ("IPA"). The terminated IPA, which consisted of 29 physicians at the time of the termination and is considered discontinued operations, contributed approximately $4,488,000 in revenue and generated operating income of approximately $45,000 during the nine-month period ended March 31, 2003.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)



Severance costs and other exit costs resulting from the termination of the IPA totaled less than $10,000 and were paid prior to March 31, 2003. At March 31, 2003, liabilities related to discontinued operations of approximately $416,322 consisted primarily of net amounts due to the HMO for medical claims incurred by the terminated IPA prior to January 1, 2003 and other payables which arose during the ordinary course of business. There can be no assurances that the Company will achieve any financial benefits as a result of terminating these IPA contracts.

On March 31, 2003, the Company's existing credit facility matured. In order to secure an extension until March 31, 2004, Dr. Phillip Frost, a principal shareholder of the Company, was required to extend his personal guarantee through March 31, 2004. In consideration of Dr. Frost's personal guarantee, the Company issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost and increased the annual interest rate on a currently outstanding note payable to an entity related to Dr. Frost from 7% to 9%. (See Notes 3 and 4.) In addition to Dr. Frost's guarantee, the Company has also agreed that a financial covenant be added to the credit facility, which requires the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003.

Also on March 31, 2003, the Company modified the terms of the Convertible Subordinated Notes Payable (the "Notes"). The noteholders have extended the principal payment of $1,148,000, which was due on October 31, 2003, to October 31, 2006. In consideration for the modification to the Notes, the Company issued an aggregate of 344,400 shares of restricted stock to the noteholders and increased the annual interest rate on the deferred principal payment from 7% to 9%. (See Note 3.)

Although the financial statements have been prepared assuming that the Company will continue as a going concern, there is significant uncertainty as to whether the Company will be able to fund its obligations and satisfy its debt obligations as they become due in Fiscal 2003. At March 31, 2003, the working capital deficit was approximately $9,870,000, total indebtedness accounted for approximately 91% of the Company's total capitalization and the Company had principal and interest of approximately $1,822,000 outstanding under the credit facility. On April 14, 2003, the Company restructured the terms of a $3,850,000 contract modification note with an HMO. Pursuant to the restructuring, the contract modification note was canceled. (See Note 9.) The Company plans to fund its capital commitments, operating cash requirements and satisfy its obligations from a combination of cash on hand and operating cash flow improvements realized from decreased utilization, HMO premium increases and advantageous HMO benefit changes. The Company continues to focus on strengthening its core business unit by enhancing its physician network, streamlining its operations and implementing measures to contain the rising costs of providing health services to its members. Such measures include, among other things, emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into contracts with health care providers such as medical specialists and recommending that its members utilize hospitals and outpatient facilities that have favorable rate structures. There can be no assurances that such measures will provide sufficient cash flow to fund the Company's cash requirements in Fiscal 2003.

NOTE 3 - CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes originally due on October 31, 2002 (the "Original Notes"). The Company completed a series of repurchases and troubled debt restructurings in Fiscal 2000 and 2001, including a restructuring effective June 30, 2001 whereby the Company issued a new convertible note (the "New Note') with a principal balance of $912,195 to Frost Nevada Limited Partnership ("Frost Nevada"), an entity controlled by Dr. Phillip Frost who was a director of the Company at the time of the restructuring. The New Note was issued on modified terms negotiated between the Company and Frost Nevada in exchange for Notes that were purchased by Frost Nevada from certain of the holders of the Original Notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)



in a private transaction between the parties. In July 2001, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the "Investor Group"). Mr. Angel, the Company's president and chief executive officer, and an entity controlled by Mr. Angel comprise 40% of the Investor Group. The notes issued to Frost Nevada and the Investor Group, or their successors, are collectively referred to as the "Related Party Notes." Also effective June 30, 2001, new notes (collectively, the "Notes") were issued to the remaining holders of the Original Notes, on modified terms negotiated between the Company and such holders, in exchange for their Original Notes, as amended.

Effective March 31, 2003, the Company further modified the terms of the Notes (the "Fiscal 2003 Note Modification") to, among other things, extend the principal payment of $1,148,000, which was originally due on October 31, 2003, to October 31, 2006. As a result, the first principal payment on the Notes will be due on October 31, 2004. In consideration for the Fiscal 2003 Note Modification, the Company issued an aggregate of 344,400 shares of restricted stock to the noteholders and increased the annual interest rate on the deferred principal payment of $1,148,000 from 7% to 9%. The shares issued, which were valued at $120,540 based on the closing price of the Company's common stock on March 31, 2003, have been recorded as a deferred financing cost which will be amortized over the remaining term of the Notes. The additional interest expense resulting from the Fiscal 2003 Note Modification on the deferred principal payment will be recorded as the interest becomes due and payable.

The outstanding principal balance of the Notes at March 31, 2003 was approximately $3,913,000. The balance of the outstanding Notes on the balance sheet of approximately $4,425,000 includes interest accrued through March 31, 2003 of approximately $46,000 and interest of approximately $466,000 which will be payable in quarterly payments through October 31, 2005.

Also, effective March 31, 2003, Dr. Frost extended his personal guarantee on the Company's credit facility. (See Note 4.) As part of the consideration given to Dr. Frost for his personal guarantee, the interest rate on the Related Party Note to Frost Nevada, with an outstanding principal balance of approximately $797,000 at March 31, 2003, was increased from 7% to 9%. This additional interest expense will be recorded as the interest becomes due and payable.

The balance of the outstanding Related Party Notes on the balance sheet at March 31, 2003 of approximately $1,093,000 includes interest accrued through March 31, 2003 of approximately $16,000 and interest of approximately $165,000 which will be payable in quarterly payments through the current maturity date of October 31, 2005.

NOTE 4 -CREDIT FACILITY

The Company has entered into a credit facility agreement ("Credit Facility"), which provides a revolving loan of $3,000,000. On March 31, 2003, the Credit Facility matured. In order to secure an extension until March 31, 2004, Dr. Frost, a principal shareholder of the Company, was required to extend his personal guarantee of the Credit Facility through March 31, 2004. In addition to Dr. Frost's guarantee, the Company has also agreed that a financial covenant be added to the Credit Facility, which requires the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning on December 31, 2003. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 1.23% on March 31, 2003. In addition, to the guarantee discussed above, all assets of the Company serve as collateral for the Credit Facility. At March 31, 2003, the outstanding principal and interest balance of the Credit Facility was $1,822,000.

In consideration of Dr. Frost's personal guarantee, the Company issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost and increased the annual interest rate on a currently outstanding note payable to an entity related to Dr. Frost from 7% to 9%. (See Note 3.) The shares of common stock issued, which were valued at $525,000 based on the closing price of the Company's common stock on March 31, 2003 when the guarantee was granted, have been recorded as a deferred financing cost which will be amortized over the term of the guarantee which expires March 31, 2004.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)



NOTE 5 - INCOME/LOSS PER SHARE

Options and warrants to purchase the Company's common stock were not included in the computation of diluted income/loss per share because the effect would be antidilutive. The dilutive effect resulting from the convertible feature of the Notes and Related Party Notes is reflected in the weighted average share computation for the three-month period ended March 31, 2003. No shares from the potential conversion of the Notes and Related Party Notes were included in the weighted average share computation for the other periods presented as the effect would be antidilutive.

NOTE 6 - DIRECTOR COMPENSATION

The Board of Directors granted 100,000 fully vested stock options to all Board members who served in that capacity during calendar years 2001 and 2002. Additionally 100,000 fully vested stock options were awarded to the two newly elected members of the Board. The stock options have an exercise price of $.36 and are valid for a ten-year period. The Board members were given the opportunity to elect to receive this compensation in the form of restricted stock instead of stock options. On September 23, 2002, two of the Board members elected to receive their award in the form of stock options for their service in calendar years 2001 and 2002, a combined total of 400,000 options. Also on September 23, 2002, five of the Board members elected to receive their award in the form of restricted stock for their service in calendar years 2001 and 2002, a combined total of 800,000 shares of restricted stock. The value of the restricted stock awarded of $112,000 (based on the closing price of the Company's common stock on September 23, 2002) has been recorded as director compensation in the first quarter of Fiscal 2003.

During October 2002, the Board appointed Dr. Jack Nudel as a new member of the Board. At the time of this appointment, the Board granted 100,000 fully vested stock options to Dr. Nudel with the opportunity to elect to receive this compensation in the form of restricted stock. On October 30, 2002, Dr. Nudel elected to receive this award in the form of restricted stock. The value of the 100,000 shares of restricted stock awarded of $11,000 (based on the closing price of the Company's common stock on October 30, 2002) was recorded as director compensation in the second quarter of Fiscal 2003.

NOTE 7 - CONTINGENCIES

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

The Company is a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS V. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.N.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. Trial was originally set for June 2, 2003; however, the court has granted a continuance and a new trial date has not been set. The Company intends to defend this case vigorously.

Two subsidiaries of the Company are parties to the case of NANCY FEIT ET AL. V. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDAN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April 2000. The complaint alleges

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)



vicarious liability for medical malpractice and seeks damages in excess of $15,000. The Company filed its answer on May 3, 2000. Discovery is still proceeding at a slow pace. The Company has made a demand for assumption of defense and indemnification from Kahn and Riskin, M.D., P.A. and Wayne Riskin, M.D. The demand was initially rejected, but is currently being re-evaluated by their new attorney. The Company and the carriers for Kahn & Riskin, M.D. have been discussing apportionment of responsibilities. The Company intends to defend this case vigorously.

A decision has been rendered in the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. V. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. On June 27, 2002, the court issued its ruling, dismissing all claims asserted by one of the Plaintiffs. The court found the Company had improperly terminated the employment contract of the other two Plaintiffs', but awarded each only nominal damages in the amount of One Dollar ($1) each. The Company requested reimbursement for attorney's fees as to two of the Plaintiffs and requested the court to deny any request for attorney fees as to the other Plaintiff based on the award of only nominal damages. The Plaintiffs' also asserted a right to reimbursement of certain attorney's fees. The hearing to address these matters was initially heard on March 18, 2003 and was continued on May 8, 2003. The court ruled that none of the parties will obtain reimbursement of their attorney fees and costs.

The Company is also involved in other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business-including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers' compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. ("Kessler"). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, the Company became aware that the Centers for Medicare and Medicaid Services ("CMS") was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. The Company was aware of its obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, the Company recorded an estimate for the overpayments indicated on those cost reports. When the Company purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to the Company's purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS' and RMS' efforts to collect on the Alleged Overpayments that relate to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that CMS was pursuing the Company as the primary obligor for all of the Alleged Overpayments, including the calendar year 1996. While the Company disputes the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS' aggressive collection procedures which included the threat of withholding payments to the Company's home health agencies, the Company has entered into a memorandum of understanding for the 1996 cost report year and has recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations during the quarter ended March 31, 2002. Under this Memorandum, the Company will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. The Company has retained the right to dispute the Alleged Overpayments and continues to review and evaluate all information available to determine the validity of CMS' claims. During September 2002, the Company requested a reopening of the cost reports and supplied various documentation for cost report years 1996 and 1997 to demonstrate that the Alleged Overpayments are incorrect. The accrual for all Alleged Overpayments is approximately $2,585,000 as of March 31, 2003 and is reflected in current liabilities.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)



The Company has recorded a liability for the Alleged Overpayments as discussed above. Additionally, the Company has recorded an accrual for medical malpractice claims, which includes amounts for insurance deductibles and legal fees, based on management's estimate of the ultimate outcome of such claims. No other liabilities have been recorded for the above matters as it is not possible to estimate the liability, if any, that will result from the resolution of these matters.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123" ("FAS 148"). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" ("FAS 123") to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company 's year ended June 30, 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The Company has not yet completed the final evaluation of the options presented by FAS 148. However, within this fiscal year, the Company expects to reach a determination of whether and, if so, when to change the Company's existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of FAS 148.

NOTE 9 - SUBSEQUENT EVENT

On April 14, 2003, the Company executed a Physician Group Participation ("PGP") agreement with one of its HMO partners. Pursuant to the PGP agreement, the Company will assume certain management responsibilities for the HMO's Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract will consist of a monthly management fee designed to cover the costs of providing these services. Simultaneously with the execution of the PGP agreement, the Company restructured the terms of a $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. A portion of the gain to be recognized from the extinguishment of debt will be deferred and recognized as services are provided under the PGP agreement, representing an estimate of the potential profits which may have been obtainable under a similar contract negotiated without the debt restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to "we," "us," "our," "Continucare" or the "Company" refers to Continucare Corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "plan," "could," "would," "estimate," "continue" or "pursue," or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to, statements regarding our ability to fund our obligations and satisfy our debt obligations as they become due, our plans for future capital expenditures and capital needs, and our ability to maintain our listing with the American Stock Exchange. Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the risk of pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payors, risks relating to the recoverability of our goodwill and intangible assets, risks related to our ability to recruit and retain medical professionals, risks related to the collection of our home health agencies Medicare claims on a timely basis, and risks regarding our ability to expand our home health agencies into other counties. Other factors that may affect our future results include certain economic, competitive, governmental and other factors. We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained our filings with the Securities and Exchange Commission, including the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2002.

GENERAL

         We are a provider of integrated outpatient healthcare and home healthcare services in Florida. As of March 31, 2003, we operated, owned and/or managed fifteen staff model clinics in south and central Florida; an Independent Practice Association (the "IPA") with six physicians; and five home health agencies. Our Managed Care Division, which includes the staff model clinics and the IPA, provided managed care services for approximately 150,500 and 164,000 member months (members per month multiplied by the months for which services were available) during the nine-month periods ended March 31, 2003 and 2002, respectively.

         Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations. The terminated IPA, which consisted of 29 physicians at the time of the termination and is considered discontinued operations, contributed approximately $4,488,000 in revenue and generated operating income of $44,983 during the nine-month period ended March 31, 2003. Severance costs and other exit costs resulting from the termination of the IPA totaled less than $10,000 and were paid prior to March 31, 2003. At March 31, 2003, liabilities related to discontinued operations of approximately $416,322 consisted primarily of net amounts due to the HMO for medical claims incurred by the terminated IPA prior to January 1, 2003 and other payables which arose during the ordinary course of business. While this termination was intended to streamline our cost structure and stem anticipated operating losses, there can be no assurances that we will achieve any financial benefits as a result of terminating these IPA contracts.

         On March 31, 2003, our existing credit facility matured. In order to secure an extension until March 31, 2004, Dr. Phillip Frost, a principal shareholder, was required to extend his personal guarantee through March 31, 2004. In consideration of Dr. Frost's personal guarantee, we issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost and increased the annual interest rate on a currently outstanding note payable to an entity related to Dr. Frost from 7% to 9%. In addition to Dr. Frost's guarantee, we have also agreed that a financial covenant be added to the credit facility, which requires us to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003.

         Also on March 31, 2003, we modified the terms of our Convertible Subordinated Notes Payable (the "Notes"). The noteholders have extended the principal payment of $1,148,000, which was due on October 31, 2003, to October 31, 2006. In consideration for the modification to the Notes, we issued an aggregate of 344,400 shares of restricted stock to the noteholders and increased the annual interest rate on the deferred principal payment from 7% to 9%.

         On April 14, 2003, we executed a Physician Group Participation ("PGP") agreement with one of our HMO partners. Pursuant to the PGP agreement, we will assume certain management responsibilities for the HMO's Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract will consist of a monthly management fee designed to cover our costs for providing these services. Simultaneously with the execution of the PGP agreement, we restructured the terms of a $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. A portion of the gain to be recognized from the extinguishment of debt will be deferred and recognized as services are provided under the PGP agreement, representing our estimate of the potential profits which may have been obtainable under a similar contract negotiated without the debt restructuring.

REIMBURSEMENT CONSIDERATIONS

         Our home health agencies ("HHAs") receive reimbursement from the Medicare and Medicaid programs, insurers, self-funded benefit plans for home health agencies and other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we derived less than 5% of our net medical services revenue directly from the Medicare and Medicaid programs in the nine-month period ended March 31, 2003, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

         Effective October 1, 2000, our Medicare HHA services became subject to the prospective pay system ("PPS"). Under PPS, we are reimbursed a fixed fee per treatment unit. If we have costs greater than the fixed fee amount, we will incur losses for our Medicare HHA services. Effective October 1, 2002, we became subject to a 15% reduction to the cost limits and per-patient limits that were in place as of September 30, 1999 as a result of the Balanced Budget Act of 1997. This reduction has negatively impacted our home health Medicare reimbursement. In addition, future changes in reimbursement rates could have a material adverse effect on our business, financial condition or results of operations.

         Most services provided by a HHA must be billed by the HHA, and outside suppliers may not bill the Medicare program directly for services provided by the supplier under arrangements with the HHA. Instead, the HHA must provide most home health services either directly or pursuant to an arrangement with an outside supplier if the HHA bills Medicare directly. The Centers for Medicare and Medicaid Services ("CMS") clarifies that the law is silent regarding the specific terms of HHA payments to outside suppliers and does not authorize Medicare to impose any such requirements. To the extent that our HHAs utilize outside providers for the provision of applicable home health services, we believe we are in compliance with the consolidated billing requirements. Additionally, to the extent that we use outside providers, our cost to obtain such services may be greater than the reimbursement provided by the Medicare program, especially if Medicare reimbursement decreases but the cost of such services to us increases or stays constant.

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

ACCOUNTING POLICIES

GENERAL-The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to our HMO agreements, accounts receivable, intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements. Please refer to the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2002, particularly Note 2, for a more detailed description of such policies.

REVENUE RECOGNITION-Revenue is recorded in the period services are rendered as determined by the respective contract.

Under our contracts with HMOs, we receive a percentage of premium ("POP") that is paid by or on behalf of each covered life that chooses our physicians as their primary care physicians in exchange for assuming responsibility for the provision of medical services. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated POP revenue on those contracts, we recognize losses on our prepaid healthcare services with HMOs. No contracts are considered loss contracts at March 31, 2003 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

We record our medical services revenue for the treatment of individuals covered by Medicare, Medicaid and other contracted reimbursement programs based on the cost of services provided or predetermined rates, which are generally less than the established billing rates of our facilities. Reimbursement rates relating to these receivables, particularly governmental receivables, are complex and change frequently. We base our determination of the amount to record as medical services revenue on historical experience; however, final determination of amounts received from Medicare and Medicaid is subject to review and audit by the appropriate agencies. These estimates could be affected by a number of factors, including changes in legislation or results of audits of our cost reports. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to revenues in the period the final determination is made.

RECORDING THE COST OF HEALTH CARE SERVICES-The cost of health care services provided or contracted for is accrued in the period in which the services are provided. Management estimates medical claims expense and the related liability for medical claims incurred but not reported each month based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low inpatient utilization. We compare the estimated expense recorded in prior months to actual claims expense as claims are paid by the HMO and reported to us and adjust our estimates accordingly. Our estimate also considers annual changes in the benefits covered by the HMO plans. If benefit changes are expected to significantly increase or reduce our claims exposure, we apply a trend factor to the historical claims experience. This monthly calculation produces what we believe is the best estimate of medical claims expense and the related liability for medical claims incurred but not reported.

To further corroborate our estimate of medical claims, an independent actuarial calculation is performed on a quarterly basis. This independent actuarial calculation indicates that medical claims incurred but not reported as of March 31, 2003 are between approximately $11,809,000 and $13,216,000. As of March 31, 2003, we had recorded a liability of approximately $13,027,000 for medical claims incurred but not reported, including the medical claims incurred but not yet reported for discontinued operations, based on our monthly calculation process. As the amount recorded was within the actuarial range, no further analysis was deemed necessary.

CONSIDERATION OF IMPAIRMENT OF COSTS IN EXCESS OF NET TANGIBLE ASSETS-Our balance sheet includes intangible assets, including goodwill and separately identifiable intangible assets. Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually for impairment, or more frequently if certain impairment indicators arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain impairment indicators arise. Indicators of an impairment include, among other things, significant adverse change in legal factors or the business climate, loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

As we operate in a single segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida, management has determined that we have a single reporting unit and perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current carrying value of the total net assets, including goodwill and intangible assets. We perform our annual impairment test on May 1st of each year. Should we determine that an indicator of impairment has occurred, such as those noted above, we would be required to perform an additional impairment test which could result in the determination that a portion of our intangible assets are impaired and must be written-off. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 AS COMPARED TO THE THREE- MONTH PERIOD ENDED MARCH 31, 2002.

REVENUE FROM CONTINUING OPERATIONS

         Medical services revenues increased 0.6% from approximately $25,202,000 for the three-month period ended March 31, 2002 to approximately $25,358,000 for the three-month period ended March 31, 2003.

         Revenue from continuing operations generated by our managed care entities under our contracts with Humana Medical Plans, Inc. ("Humana") was 72% and 73% of medical services revenue for the three-month period ended March 31, 2003 and 2002, respectively. Revenue from continuing operations generated by our managed care entities under our contracts with Vista of South Florida, Inc. and its affiliated companies ("Vista"), formerly Foundation Health Corporation Affiliates, was 23% and 22% of medical services revenue for the three-month periods ended March 31, 2003 and 2002, respectively. Revenue from continuing operations generated by our home health agencies was approximately 5% of medical services revenue during both of the three-month periods ended March 31, 2003 and 2002, respectively, and consisted primarily of Medicare reimbursement.

EXPENSES FROM CONTINUING OPERATIONS

         Medical services expenses for the three-month period ended March 31, 2003 were approximately $21,710,000 or 85.6% of medical services revenue compared to approximately $21,411,000 or 85.0% of medical services revenue for the three-month period ended March 31, 2002. Medical services expense includes medical claims expense as well as other direct costs associated with providing medical services.

         Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our percentage of premium contracts with HMOs. Claims expense was approximately $18,345,000 and $18,004,000 for the three-month periods ended March 31, 2003 and 2002, respectively, or 75.8% and 75.6% of medical services revenues from continuing operations derived from our managed care entities. The actual claims ratio for continuing operations for the fiscal year ended June 30, 2002 was 76.3%. Our claim loss ratio varies due to fluctuations in utilization, medical costs and premium revenues.

         Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $3,364,000 and $3,407,000 for the three-month periods ended March 31, 2003 and 2002, respectively, or 13.2% and 13.5% of medical services revenues.

         Payroll and employee benefits for administrative personnel was approximately $1,634,000 for the three-month period ended March 31, 2003, or 6.4% of revenue, compared to approximately $1,427,000 or 5.7% of revenue for the three-month period ended March 31, 2002. The increase in payroll and employee benefits during the three-month period ended March 31, 2003 is primarily due to the following: (i) the filling of the general counsel position which had been vacant during the three-month period ended March 31, 2002; (ii) annual salary increases; and (iii) management bonuses.

         Professional fees were approximately $200,000 for the three-month period ended March 31, 2003 as compared to approximately $686,000 for the three-month period ended March 31, 2002. The decrease in professional fees is due primarily to various litigation that was significantly resolved or settled prior to the third quarter of Fiscal 2003.

         General and administrative expenses for the three-month period ended March 31, 2003 were approximately $1,622,000 or 6.4% of revenues compared to approximately $993,000 or 3.9% of revenues for the three-month period ended March 31, 2002. During the three-month period ended March 31, 2002, we adjusted our accruals for various liabilities, some of which related to closed subsidiaries. The adjustment of these liabilities resulted in a reduction of approximately $475,000 of general and administrative expenses during the three-month period ended March 31, 2002. No similar transaction occurred during the three-month period ended March 31, 2003.

INCOME FROM OPERATIONS

         Income from operations for the three-month period ended March 31, 2003 was approximately $84,000 or .3% of total revenues, compared to income from operations of approximately $492,000 or 2.0% of total revenues for the three-month period ended March 31, 2002.

INTEREST EXPENSE

         Interest expense was approximately $81,000 for the three-month period ended March 31, 2003 as compared to approximately $364,000 for the three-month period ended March 31, 2002. The decrease is due to certain deferred financing costs which became fully amortized during the second quarter of Fiscal 2003.

PROVISION FOR MEDICARE SETTLEMENT RELATED TO TERMINATED OPERATIONS

         The Provision for Medicare Settlement Related to Terminated Operations recorded during the three-months ended March 31, 2002, relates to alleged overpayments by the Centers for Medicare and Medicaid Services ("CMS") to a former subsidiary. On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. ("RMS") from Integrated Health Services, Inc. ("IHS"). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. ("Kessler"). On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, we became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number (the "Providers") for services rendered during calendar years 1996, 1997 and 1998 (collectively, the "Alleged Overpayments"). We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS' and RMS' efforts to collect on the Alleged Overpayments that relate to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including those for calendar year 1996. While we dispute the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS' aggressive collection procedures which included the threat of withholding payments to the Company's home health agencies, we have entered into a memorandum of understanding for the 1996 cost report year (the "Memorandum") and have recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations during the three-months ended March 31, 2002. Under the Memorandum, we will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. We retained the right to dispute the Alleged Overpayments and continue to review and evaluate all information available to determine the validity of CMS' claims. During September 2002, we requested a reopening of the cost reports and supplied various documentation for cost report years 1996 and 1997 to demonstrate that the Alleged Overpayments are incorrect. (See Note 7-Contingencies to the Condensed Consolidated Financial Statements.)


INCOME (LOSS) FROM DISCONTINUED OPERATIONS

         Income from discontinued operations was approximately $294,000 for the three-month period ended March 31, 2003 as compared to a loss from discontinued operations of approximately $113,000 for the three-month period ended March 31, 2002. Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations. The terminated IPA, which consisted of 29 physicians at the time of the termination, contributed approximately $2,967,000 in medical services revenue during the three-month period ended March 31, 2002. Income generated by discontinued operations during the three-month period ended March 31, 2003 resulted from a reconciliation of claims expense recorded at the time of the termination to actual claims paid for the period prior to the termination. While this termination was intended to streamline our cost structure and stem anticipated operating losses, there can be no assurances that we will achieve any financial benefits as a result of terminating these IPA contracts.

NET INCOME (LOSS)

         Net income for the three-month period ended March 31, 2003 was $298,000 compared to a net loss of $2,423,000 for the three-month period ended March 31, 2002.

RECENT DEVELOPMENT

         On April 14, 2003, we executed a Physician Group Participation agreement with one of our HMO partners. Pursuant to the PGP agreement, we will assume certain management responsibilities for the HMO's Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract will consist of a monthly management fee designed to cover our costs for providing these services. Simultaneously with the execution of the PGP agreement, we restructured the terms of a $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. A portion of the gain to be recognized from the extinguishment of debt will be deferred and recognized as services are provided under the PGP agreement, representing our estimate of the potential profits which may have been obtainable under a similar contract negotiated without the debt restructuring.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2003 AS COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2002.

 REVENUE FROM CONTINUING OPERATIONS

         Medical services revenues increased 5.8% from approximately $70,626,000 for the nine-month period ended March 31, 2002 to approximately $74,709,000 for the nine-month period ended March 31, 2003. The increase was primarily the result of increases in the premium revenue per member and negotiated increases in the percentage of premium revenue we receive for certain of our members.

         Revenue from continuing operations generated by our managed care entities under our contracts with Humana was 75% and 73% of medical services revenue for the nine-month period ended March 31, 2003 and 2002, respectively. Revenue from continuing operations generated by our managed care entities under our contracts with Vista, was 21% and 22% of medical services revenue for the nine-month periods ended March 31, 2003 and 2002, respectively. Revenue from continuing operations generated by our home health agencies was approximately 4% and 5% of medical services revenue during the nine-month periods ended March 31, 2003 and 2002, respectively, and consisted primarily of Medicare reimbursement.

EXPENSES FROM CONTINUING OPERATIONS

         Medical services expenses for the nine-month period ended March 31, 2003 were approximately $64,472,000 or 86.3% of medical services revenue compared to approximately $61,712,000 or 87.4% of medical services revenue for the nine-month period ended March 31, 2002. Medical services expense includes medical claims expense as well as other direct costs associated with providing medical services.

         Medical claims represent the costs of medical services provided by providers other than us but which are to be paid by us for individuals covered by our percentage of premium contracts with HMOs. Claims expense was approximately $54,750,000 and $52,523,000 for the nine-month periods ended March 31, 2003 and 2002, respectively, or 76.4% and 78.9% of medical services revenues from continuing operations derived from our managed care entities. The actual claims ratio from continuing operations for the fiscal year ended June 30, 2002 was 76.3%. Our claim loss ratio varies due to fluctuations in utilization, medical costs and premium revenues.

         Other direct costs include the salaries and benefits of health professionals providing the services, capitation payments to our contracted IPA physicians, and other costs necessary to operate our facilities. Other direct costs were approximately $9,723 000 and $9,189,000 for the nine-month periods ended March 31, 2003 and 2002, respectively, or 13.0% of medical services revenues for both periods then ended.

         Payroll and employee benefits for administrative personnel was approximately $4,769,000 for the nine-month period ended March 31, 2003, or 6.4% of revenue, compared to approximately $3,960,000 or 5.6% of revenue for the nine-month period ended March 31, 2002. The increase in payroll and employee benefits during the nine-month period ended March 31, 2003 is primarily due to the following: (i) director compensation of $123,000 during the nine-month period ended March 31, 2003; (ii) the filling of the general counsel position which had been vacant during the nine-month period ended March 31, 2002; (iii) annual salary increases; and (iv) management bonuses.

         Professional fees were approximately $529,000 for the nine-month period ended March 31, 2003 as compared to approximately $1,194,000 for the nine-month period ended March 31, 2002. The decrease in professional fees is due to various litigation that was significantly resolved or settled prior to the third quarter of Fiscal 2003 and to a payment from our directors and officers' insurance carrier reimbursing us for certain legal expenses incurred in prior periods.

         General and administrative expenses for the nine-month period ended March 31, 2003 were approximately $4,566,000 or 6.1% of revenues compared to approximately $3,488,000 or 4.9% of revenues for the nine-month period ended March 31, 2002. During the nine-month period ended March 31, 2002, we adjusted our accruals for various liabilities, including a settlement for a liability related to a closed subsidiary. The adjustment of these liabilities resulted in a reduction of approximately $675,000 of general and administrative expenses during the nine-month period ended March 31, 2002. No similar transaction occurred during the nine-month period ended March 31, 2003.

         Depreciation and amortization decreased approximately 43% to approximately $484,000 for the nine-month period ended March 31, 2003 from approximately $851,000 for the nine-month period ended March 31, 2002. The decrease is due primarily to certain intangible assets which became fully amortized during the first and second quarters of Fiscal 2002.

LOSS FROM OPERATIONS

         Loss from operations for the nine-month period ended March 31, 2003 was approximately $123,000 or 0.2% of total revenues, compared to a loss from operations of approximately $640,000 or .9% of total revenues for the nine-month period ended March 31, 2002.

INTEREST EXPENSE

         Interest expense was approximately $693,000 for the three-month period ended March 31, 2003 as compared to approximately $1,180,000 for the three-month period ended March 31, 2002. The decrease is due to certain deferred financing costs which became fully amortized during the second quarter of Fiscal 2003.

PROVISION FOR MEDICARE SETTLEMENT RELATED TO TERMINATED OPERATIONS

         The Provision for Medicare Settlement Related to Terminated Operations recorded during the nine-months ended March 31, 2002, relates to alleged overpayments by CMS to a former subsidiary. On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. On August 13, 1999, RMS was formally dissolved as a corporation with the state of Florida. During the second quarter of Fiscal 2002, we became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS' and RMS' efforts to collect on the Alleged Overpayments that relate to calendar year 1996. During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including those for calendar year 1996. While we dispute the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS' aggressive collection procedures which included the threat of withholding payments to the Company's home health agencies, we have entered into a memorandum of understanding for the 1996 cost report year (the "Memorandum") and have recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations during the nine-months ended March 31, 2002. Under the Memorandum, we will make monthly payments of $10,000 for 24 months with the balance of the Memorandum due at the end of the term. We retained the right to dispute the Alleged Overpayments and continue to review and evaluate all information available to determine the validity of CMS' claims. During September 2002, we requested a reopening of the cost reports and supplied various documentation for cost report years 1996 and 1997 to demonstrate that the Alleged Overpayments are incorrect. (See Note 7-Contingencies to the Condensed Consolidated Financial Statements.)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

         Income from discontinued operations was approximately $45,000 for the nine-month period ended March 31, 2003 as compared to a loss from discontinued operations of approximately $351,000 for the nine-month period ended March 31, 2002. Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations. The terminated IPA, which consisted of 29 physicians at the time of the termination, contributed approximately $4,488,000 and $7,537,000 in medical services revenue during the nine-month periods ended March 31, 2003 and 2002, respectively. While this termination was intended to streamline our cost structure and stem anticipated operating losses, there can be no assurances that we will achieve any financial benefits as a result of terminating these IPA contracts.

NET LOSS

         Net loss for the nine-month period ended March 31, 2003 was approximately $766,000 compared to a net loss of approximately $4,579,000 for the nine-month period ended March 31, 2002.

RECENT DEVELOPMENT

         On April 14, 2003, we executed a Physician Group Participation agreement with one of our HMO partners. Pursuant to the PGP agreement, we will assume certain management responsibilities for the HMO's Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract will consist of a monthly management fee designed to cover our costs for providing these services. Simultaneously with the execution of the PGP agreement, we restructured the terms of a $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. A portion of the gain to be recognized from the extinguishment of debt will be deferred and recognized as services are provided under the PGP agreement, representing our estimate of the potential profits which may have been obtainable under a similar contract negotiated without the debt restructuring.

LIQUIDITY AND CAPITAL RESOURCES

         Although our financial statements have been prepared assuming we will continue as a going concern, there is significant uncertainty as to whether we will be able to fund our obligations and satisfy our debt obligations as they become due in Fiscal 2003. At March 31, 2003, the working capital deficit was approximately $9,870,000, total indebtedness accounted for approximately 91% of our total capitalization and we had principal and interest of approximately $1,822,000 outstanding under our credit facility. Our credit facility provides for a revolving loan of $3,000,000. Interest on our credit facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 1.23% on March 31, 2003. All of our assets serve as collateral for the credit facility. On March 31, 2003, our existing credit facility matured. In order to secure an extension until March 31, 2004, Dr. Phillip Frost, a principal shareholder, was required to extend his personal guarantee through March 31, 2004. In consideration of Dr. Frost's personal guarantee, we issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost and increased the annual interest rate on a currently outstanding note payable to an entity related to Dr. Frost from 7% to 9%. (See Notes 3 and 4 of the condensed consolidated financial statements.) In addition to Dr. Frost's guarantee, we also agreed that a financial covenant be added to the credit facility, which requires us to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003. In the event we are unable to maintain the fixed charge coverage ratio, our lender will have the option to require immediate repayment of our credit facility.

         On March 31, 2003, we modified the terms of our Convertible Subordinated Notes Payable. The noteholders extended the principal payment of $1,148,000, which was due on October 31, 2003, to October 31, 2006. In consideration for this modification to the Notes, we issued an aggregate of 344,400 shares of restricted stock to the noteholders and increased the annual interest rate on the deferred principal payment from 7% to 9%. (See Note 3 of the condensed consolidated financial statements.)

         On April 14, 2003, we executed a Physician Group Participation agreement with one of our HMO partners. Pursuant to the PGP agreement, we will assume certain management responsibilities for the HMO's Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract will consist of a monthly management fee designed to cover our costs for providing these services. Simultaneously with the execution of the PGP agreement, we restructured the terms of a $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. A portion of the gain to be recognized from the extinguishment of debt will be deferred and recognized as services are provided under the PGP agreement, representing our estimate of the potential profits which may have been obtainable under a similar contract negotiated without the debt restructuring.

         In Fiscal 2000, we instituted a series of measures intended to reduce losses and to operate our core business model profitably. In spite of the measures instituted in Fiscal 2000, we experienced a deterioration in our claims loss ratio in the first and second quarters of both Fiscal 2001 and 2002. This resulted in operating losses and negative cash flow from operations, which prevented us from reversing a significant working capital deficiency which originated in prior years. Negative changes in the claims loss ratio, such as we experienced in Fiscal 2001 and 2002, are due to increases in the utilization of health services as well as increases in medical costs without counterbalancing increases in premium revenues from the HMOs. While we have not experienced a similar deterioration in our claims loss ratio in the first three quarters of Fiscal 2003, there can be no assurance that such a deterioration will not occur during the fourth quarter of Fiscal 2003. If such a deterioration does occur during the remainder of Fiscal 2003 that, compounded by the limited availability of additional financing through the credit facility, could significantly strain our cash flow.

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

         Pursuant to a request from our workers compensation insurance carrier to set up a fund to guarantee a portion of the annual premium, on April 24, 2003 we established a $70,000 letter of credit (the "Letter of Credit") in favor of the insurance carrier. The establishment of this Letter of Credit required us to pledge a $70,000 certificate of deposit as collateral.

         Our loss from continuing operations was approximately $811,000 for the nine-month period ended March 31, 2003. Cash provided by continuing operations for the nine-month period ended March 31, 2003 was approximately $1,434,000. The following were the most significant items which are reflected in our loss from continuing operations but did not impact our cash flows from operations during the nine-month period ended March 31, 2003:

         o Depreciation and amortization, including the amortization of deferred loan costs, reduced income from continuing operations by approximately $921,000, without reducing cash from operations.

         o The net increase in due to/from Medicare was approximately $154,000. This increase reflects (i) the transfer of amounts due to Medicare for overpayments in prior years for filed cost reports to long term debt in connection with the execution of a note payable; (ii) a decrease in due from Medicare for amounts due to us for filed cost reports for prior years; and (iii) an increase in the receivable from Medicare generated from current home health operations. The transfer of amounts due to Medicare to long term debt did not impact our loss from continuing operations for the nine-months ended March 31, 2003 and did not require a cash outflow from operations in the same nine month period. The decrease in due from Medicare for amounts due to us for filed cost reports for prior years did not impact our loss from continuing operations but did provide cash during the nine-month period ended March 31, 2003. The increase in the receivable from Medicare for current operations reduced our loss from continuing operations for the nine-month period ended March 31, 2003, but did not impact the cash flows from operations in the same nine-month period.

         o Increases in accounts payable and accrued expenses reduced income from continuing operations by approximately $351,000, without reducing cash from operations.

         o During the nine-month period ended March 31, 2003, we recorded $123,000 in director compensation which was paid through the issuance of 900,000 shares of restricted common stock. This director compensation reduced income from continuing operations without reducing cash from operations.

         o Increases in accounts receivable of approximately $170,000 reduced our loss from continuing operations during the nine-month period ended March 31, 2003, but did not impact the cash flows from operations in the same nine-month period.

The above items were offset by the following items which did not impact our loss continuing operations during the nine-month period ended March 31, 2003, but did increase cash from operations during the same nine-month period:

         o Our net receivable from HMOs decreased by approximately $472,000 and did not impact our loss from continuing operations but did provide cash during the nine-month period ended March 31, 2003.

         o Decreases in other receivables of approximately $415,000 did not impact our loss from continuing operations but did provide cash during the nine-month period ended March 31, 2003.

Cash used by discontinued operations was approximately $80,000 during the nine-month period ended March 31, 2003.

         Net cash provided by operating activities was approximately $1,354,000 during the nine-month period ended March 31, 2003.

         Our cash provided by investing activities of $758 for the nine-month period ended March 31, 2003 includes approximately $100,000 in proceeds from maturities of restricted cash offset by approximately $100,000 for the purchase of equipment. Our cash used in financing activities for the nine-month period ended March 31, 2003 was approximately $1,419,000, primarily due to net repayments of $515,000 on our credit facility and payments of various notes payable of approximately $904,000.

         Approximately 4% of our medical services revenue during the nine-month period ended March 31, 2003 was derived from our HHAs. Effective October 1, 2000, two of our HHAs, which primarily provide services to patients eligible under the Medicare program, began to be reimbursed by Medicare under the prospective payment system ("PPS"). Under PPS, we are paid a predetermined fee for services provided to patients for every 60-day period for which care is rendered. On October 1, 2002, a 15% reduction to the cost limits and per-patient limits that were in place as of September 30, 1999 became effective as a result of the Balanced Budget Act of 1997. This reduction resulted in a decrease in the predetermined fees under PPS, on average, by approximately 4% to 6% in the localities in which we operate our HHAs. We continue to take steps to operate effectively and efficiently under PPS' predetermined fee schedule. This reduction in the reimbursement under PPS' predetermined fee schedule had a negative impact on our business, results of operations and cash flow.

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

         One of our HMO contracts requires that we fund a claims reserve out of operating profits of certain of our staff model clinics. As a result of increased membership, the balance of this reserve fund will increase by approximately $85,000 effective May 1, 2003. The HMO can only draw upon this reserve in the event that the staff model clinics in question have incurred an account deficit and that we are unable or unwilling to satisfy the HMOs' demand to fund the deficit. At no time during the nine-month period ended March 31, 2003 were the staff model clinics in question in an account deficit position.

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

         On July 30, 2002, the American Stock Exchange notified us it had completed its review of our listing qualifications and has accepted our plan to regain compliance with continued listing standards by December 31, 2003. The plan includes quarterly milestones. If we do not show progress in obtaining these milestones or if we are unable to regain compliance with the continued listing standards by December 31, 2003, our common stock may be delisted from the Exchange. As of the date of this filing, we are still below the continued listing requirements of the Exchange with respect to requirements which include the need for us to maintain stockholders' equity of at least $4 million and not sustain losses from continuing operations and/or net losses in two of our three most recent fiscal years. We are unable to guarantee that the Exchange will continue to list our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2003, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have immaterially increased our net loss for the nine-month periods ended March 31, 2003 and 2002. We have no material risk associated with foreign currency exchange rates or commodity prices.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 7 of our Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 31, 2003, 1,500,000 shares of our common stock were issued to an entity related to Dr. Phillip Frost as consideration for his personal guarantee of our credit facility. Also on March 31, 2003, an aggregate amount of 344,400 shares of our common stock were issued to holders of our Convertible Subordinated Notes Payable as consideration for their modifying certain terms of the notes. The common stock was issued in reliance upon the exemption from registration provided by
         Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


            4.1     Form of Convertible Promissory Note, dated June 30, 2001.

            4.2 Amendment to Convertible Promissory Note, dated March 31, 2003, between the Company and Frost Nevada Limited Partnership.

            4.3 Form of Amendment to Convertible Promissory Note, dated March 31, 2003.

            10.1 Agreement, dated March 31, 2003, between the Company and Phillip Frost, M.D., Frost Gamma Investments Trust and Frost Nevada Investments Trust.

            10.2 Agreement, dated March 31, 2003, between the Company and Pecks Management Partners, Ltd.

            10.3 Agreement, dated March 31, 2003, between the Company and Carret & Company.


            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K


         Form 8-K was filed on April 15, 2003 regarding the following: (i) the extension of our $3,000,000 credit facility, (ii) the extension of the personal guarantee of Dr. Frost of the credit facility through the new maturity date, (iii) modification of the terms of our Convertible Subordinated Notes Payable, and (iv) the issuance of shares of our common stock as consideration in these transactions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONTINUCARE CORPORATION




Dated: May 15, 2003                By:  /s/  SPENCER J. ANGEL
                                      -----------------------------------------

                                       Spencer J. Angel
                                       Chief Executive Officer and President


                                   By:  /s/  JANET L. HOLT
                                      -----------------------------------------
                                       Janet L. Holt
                                       Chief Financial Officer

                                  CERTIFICATION

I, Spencer J. Angel, Chief Executive Officer of Continucare Corporation (the "Company"), certify that:

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

4. The Company's Chief Financial Officer and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of the Company's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's Chief Financial Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003        By: /s/ SPENCER J. ANGEL
                               ------------------------------------------------
                               SPENCER J. ANGEL
                               Chief Executive Officer, Chief Operating
                               Officer and President

                                  CERTIFICATION

I, Janet L. Holt, Chief Financial Officer of Continucare Corporation (the "Company"), certify that:

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

4. The Company's Chief Executive Officer and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of the Company's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's Chief Executive Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003                  By: /s/ JANET L. HOLT
                                         -------------------------------------
                                         JANET L. HOLT
                                         Chief Financial Officer

                                  EXHIBIT INDEX


                                   DESCRIPTION                                        EXHIBIT NUMBER
                                   -----------                                        --------------
Form of Convertible Promissory Note, dated June 30, 2001......................             4.1

Amendment to Convertible Promissory Note, dated March 31, 2003, between the
Company and Frost Nevada Investments Trust....................................             4.2

Form of Amendment to Convertible Promissory Note, dated March 31, 2003........             4.3

Agreement, dated March 31, 2003, between the Company and Phillip Frost, M.D.,
Frost Gamma Investments Trust and Frost Nevada Investments Trust..............             10.1

Agreement, dated March 31, 2003, between the Company and Pecks Management
Partners, Ltd. ...............................................................             10.2

Agreement, dated March 31, 2003, between the Company and Carret & Company.....
                                                                                           10.3


Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.......             99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.......             99.2

