Form 10-K
period 2003-06-30
CONTINUCARE CORP
filed 2003-09-29
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-12115

CONTINUCARE CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	59-2716023
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

80 SW 8th STREET
SUITE 2350
MIAMI, FLORIDA	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 350-7515

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.0001 PAR VALUE	AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 5, 2003 (computed by reference to the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on such date): $25,427,401.

     Number of shares outstanding of each of the registrant’s classes of Common Stock at September 5, 2003: 42,379,001 shares of Common Stock, $.0001 par value per share.

GENERAL

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “Continucare” or the “Company” refers to Continucare Corporation and our consolidated subsidiaries. We disclaim any intent or obligation to update “forward looking statements.” All references to a Fiscal year are to our fiscal year which ends June 30. As used herein, Fiscal 2004 refers to fiscal year ending June 30, 2004, Fiscal 2003 refers to fiscal year ending June 30, 2003, Fiscal 2002 refers to fiscal year ending June 30, 2002 and Fiscal 2001 refers to fiscal year ending June 30, 2001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Sections of this Annual Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” “could,” “should,” “may,” and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Annual Report contains forward-looking statements, including the following:

•	our ability to service our indebtedness, make capital expenditures and respond to capital needs;

•	our ability to restructure any of our debt or current liabilities;

•	our ability to enhance the services we provide to our members;

•	our ability to strengthen our medical management capabilities;

•	our ability to improve our physician network;

•	our ability to renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	our ability to maintain our listing with the American Stock Exchange and our ability to regain compliance with the listing standards of the American Stock Exchange;

•	our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties; and

•	our ability to establish relationships and expand into new geographic markets.

     The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors we discuss elsewhere in this Annual Report, including the section entitled “Risk Factors,” could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payors;

•	future legislation and changes in governmental regulations;

•	the impact of Medicare Risk Adjustments on payments we receive for our managed care operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	changes in estimates and judgments associated with our critical accounting policies;

•	retroactive cost report adjustments;

•	federal and state investigations;

•	the enactment of unfavorable legislation by the Congress of the United States;

•	the ability of our home health agencies to become profitable;

•	the collection of our home health agencies’ receivables from Medicare and other payors on a timely basis;

•	our ability to successfully recruit and retain medical professionals; and

•	impairment charges that could be required in future periods.

RISK FACTORS

Our Working Capital Deficit and Substantial Leverage Could Adversely Affect Our Ability to Satisfy Our Obligations as They Become Due

     Our auditors’ opinion on the June 30, 2003 consolidated financial statements states that, although our financial statements have been prepared on a going concern basis, there is a significant uncertainty as to whether we will be able to fund our obligations and satisfy our debt obligations as they become due in Fiscal 2004. At June 30, 2003, our working capital deficit was approximately $5,211,000, our total indebtedness accounted for approximately 87% of our total capitalization and we had principal and interest of approximately $2,363,000 outstanding under our credit facility.

     Our credit facility matures on March 31, 2004, is personally guaranteed by one of our principal shareholders and contains, among other conditions, a financial covenant that requires us to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003 and measured quarterly thereafter. There can be no assurances that we will be able to meet this financial covenant at December 31, 2003 or be able to maintain it as required by the credit facility. Our failure to satisfy this financial covenant could result in a default under our credit facility. If a default occurs under our credit facility, the lender could elect to declare all our outstanding borrowings, as well as accrued interest, to be due and payable and require us to apply our available cash to repay these borrowings. Based on our current cash flow projections, it appears unlikely that we will have sufficient funds available to fully repay the credit facility on or before March 31, 2004. Additionally, uncertainty exists as to whether we will be able to extend or replace the credit facility without either extending the personal guarantee of our principal shareholder or finding replacement guarantees, and there can be no assurance that we will be able to obtain such guarantees. Additionally, there can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to us.

     In Fiscal 2003, we continued to review our operations and institute measures intended to operate profitably and reduce a significant working capital deficiency that resulted from losses incurred in prior years. In spite of the measures we have instituted, our home health agencies have continued to experience significant increases in their direct and indirect costs while their revenues have decreased. This has resulted in home health operating losses in Fiscal 2003, 2002, and 2001 of approximately $1,824,000, $1,275,000 and $534,000, respectively, before consideration of interest expense. In the fourth quarter of Fiscal 2003, we began to reorganize the home health agencies in an effort to reduce their overhead costs and began to explore new payor sources to increase patient referrals. There can be no assurances that these efforts will improve the operating results of our home health operations. If these efforts do not significantly improve the operating results of our home health operations, we may consider other alternatives with respect to the home health operations.

     During Fiscal 2003, the claims loss ratio for our managed care operations has stabilized. However, negative changes in the claims loss ratio, due to increases in the utilization of healthcare services as well as increases in medical costs without counterbalancing increases in premium revenues from our contracts with Health Maintenance Organizations (“HMOs”), would reduce the profitability and cash flows from our managed care operations. See “Our Physician Group Practice Contracts Require Us to Assume the Responsibility of Providing Medicare to our Managed Care Patients.” If in Fiscal 2004 we are unable to reduce our home health losses by increasing our referrals and reducing our indirect costs and are unable to maintain our current claims loss ratio for our managed care operation, these factors, compounded by the lack of availability of additional financing through the credit facility and the need to make annual payments for medical malpractice insurance which are due in the first and second quarters of Fiscal 2004, will result in a severe strain on our cash flow. If we are unable to satisfy our cash requirements, we may be required to take certain steps, such as borrowing additional funds, restructuring our indebtedness, selling assets, selling equity, reducing or delaying capital expenditures or payments to trade creditors and forgoing certain business opportunities. If we need additional capital to repay our obligations or fund operations, there can be no assurances that such capital can be obtained, or, if obtained, will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which can have a dilutive effect on current shareholders and a significant effect on our operations.

Our Physician Group Practice Contracts Require Us to Assume the Responsibility of Providing Medical Care to our Managed Care Patients

     Approximately 96% of our net medical services revenue is determined under the terms of our managed care agreements with Vista Healthplan of South Florida, Inc. and its related affiliated companies (“Vista”) and Humana Medical Plans, Inc. (“Humana”) (collectively, the “HMOs”). Under these physician group practice (“PGP”) agreements we receive either a capitated fee or a percentage of the premium (“POP”) that the HMOs charge to their commercial members or receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare members or from the Agency for Health Care Administration (“AHCA”) for their Medicaid members. In exchange for our revenue under a POP agreement, we assume the responsibility for the provision of and payment for all medical services provided to each covered individual who selects one of our employed or contracted physicians as their primary care provider. Because the majority of members for whom we provide care are Medicare-eligible, our revenue to a large extent is determined by the premiums that CMS pays to the HMOs under their Medicare+Choice contracts (“M+C”). For the past three years on January 1st, CMS has increased the premiums paid to HMO’s for M+C members by approximately 2%. There can be no assurance that CMS will maintain its premiums at the current level or continue to increase its premiums each year. Additionally there can be no assurances that we will receive the total benefit of any premium increase the HMOs may receive. While CMS has implemented annual 2% increases, the cost of providing health care services, including prescription drugs, has increased approximately 7.3% to 8.7% per year on a national average. To address this disparity, the HMOs have historically implemented various annual cost reduction measures, typically effective on January 1st of each year, such as reducing the benefits provided to their Medicare-eligible members, instituting copayments for certain services including prescription drug coverage, and by withdrawing from selective markets. Benefit changes that reduce the cost of providing services have a positive effect on our profitability and cash flows. There can be no assurances that any such benefit changes will be implemented in January 2004 or that benefit changes, if any, will be sufficient to offset the increasing cost of providing health care services. Additionally, the HMOs’ contracts with hospitals and medical specialists are subject to renegotiation and may be renegotiated on unfavorable terms, and could, therefore, offset any beneficial change in the HMO’s benefit packages. There can be no assurance that the HMOs will be able to renegotiate contracts with hospitals and other health care providers on favorable terms.

     We attempt to control certain of the health care costs of our HMO members by emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into our own contracts with health care providers such as medical specialists and recommending that our members utilize hospitals and outpatient facilities that have favorable rate structures. Throughout Fiscal 2003, we have focused on strengthening our managed care operations by enhancing the services provided to members, strengthening our medical management capabilities and improving our physician network. We continue to focus on streamlining our managed care operations and implementing measures to contain the rising costs of providing heath services. However, increased utilization or unit cost, competition, government regulations and many other factors may, and often do, cause actual healthcare costs to exceed what was estimated. These factors may include, among other things:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	catastrophes or epidemics;

•	the introduction of new or costly treatments, including new technologies;

•	new government mandated benefits or other regulatory changes; and

•	increased use of health care services, including doctors’ office visits and prescriptions resulting from terrorists’ attacks and subsequent terrorists threats, including bioterrorism.

     If we cannot continue to improve our controls and procedures for managing our costs, our business, results of operations, financial condition and ability to satisfy our obligations could be adversely affected. To the extent that our HMO members require more frequent or extensive care, our operating margins may be reduced and, in certain cases, the revenue derived from our PGP contracts where we have assumed full financial responsibility for the provision of medical care may be insufficient to cover the costs of the services provided. In any of these events, our business prospects, financial condition, results of operations and cash flows may be materially adversely affected and we may be unable to meet our financial obligations as they become due.

     In addition, in certain jurisdictions, PGP agreements in which the provider bears the risk are regulated under state insurance laws. The degree to which these PGP arrangements are regulated by insurance laws varies on a state by state basis, and as a result, we may be limited in certain states, such as Florida, in which we may seek to enter into or arrange PGP agreements when those PGP contracts involve the assumption of risk. There can be no guarantee that the state of Florida will continue to maintain the position that we are not regulated as an insurer.

We Rely on Contracts with Two Key Health Maintenance Organizations and the Loss of a Material Contract with One of these Organizations Would Adversely Affect our Results of Operations

     In Fiscal 2003, we generated approximately 23% of our net medical services revenue from contracts with Vista and approximately 73% of our net medical services revenue from contracts with Humana.

     Our ability to expand is dependent in part on increasing the number of managed care patients served by our staff model clinics or managed under PGP agreements, primarily through negotiating additional and renewing existing contracts with managed care organizations. Our managed care agreement with Vista is a 10-year agreement with the initial term expiring on June 30, 2008, unless terminated earlier for cause. We have the right to close unprofitable centers under our managed care agreement with Vista. In the event of termination of the Vista agreement, we must continue to provide services on a fee for service basis to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary.

     We currently have four managed care agreements with Humana. Two of the Humana agreements are POP full-risk agreements. One of the Humana agreements is a limited-risk agreement (the “Humana Limited-Risk Agreement”) and one agreement is a no-risk management agreement (See Item 1-“Business” and Note 1 of our consolidated financial statements). The majority of our business with Humana is governed by one of the Humana POP full-risk agreements (the “Humana POP Agreement”) which has a 10-year term expiring on July 31, 2008, unless terminated earlier for cause. The Humana POP Agreement automatically renews for subsequent one-year terms unless either party provides 180-days written notice of such party’s intent not to renew. In addition, the Humana POP Agreement may be terminated by the mutual consent of both parties at any time. Under certain limited circumstances, Humana may immediately terminate the Humana POP Agreement for cause, otherwise termination for cause shall require 90 days prior written notice with an opportunity to cure. In the event of termination of the Humana POP Agreement, we must continue to provide or arrange for services on a fee for service basis to any member hospitalized on the date of termination until the date of discharge or until we have made arrangements for substitute care. In some cases, Humana may provide 30 days notice as to an amendment or modification of the agreement, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. We have the right to terminate unprofitable physicians and to close unprofitable centers under the Humana POP Agreement.

     The other POP full-risk agreement with Humana and the Humana Limited-Risk Agreement are not material to our operations and contain similar termination provisions as described above.

     We maintain other managed care relationships subject to various negotiated terms. There can be no assurance that we will be able to renew any of these managed care agreements or, if renewed, that they will contain terms favorable to us and our affiliated physicians.

     The loss of our managed care agreement with Vista or the Humana POP Agreement or significant reductions in reimbursement rates under these contracts could have a material adverse effect on our business, financial condition and results of operations.

Reimbursement for Our Managed Care Operations will be Effected by the Medicare Risk Adjustment

     The Balanced Budget Act of 1997 directed the Health Care Financing Administration (now CMS) to replace the existing system of risk adjustment, which previously relied solely on demographic factors, with one that took enrollees’ health status into account (the “Medicare Risk Adjustment” or “MRA”). The demographic-only portion of the payment was adjusted for age, gender, Medicaid eligibility, institutional status and working aged status. The revised MRA portion of the payment, however, includes these same categories but adds health status as a new criteria. Such health status is measured by the previous medical costs for inpatient hospital stays incurred by the individual. These are then used to determine each individual’s expected future medical risk and, therefore, how much the health plan in which they are enrolled should be paid. To ensure that health plans had time to adjust to the new payment method, CMS built a five-year transition period into the MRA methodology it adopted. The initial data used to facilitate the transition to MRA was based solely upon inpatient hospital encounter data. For 2000 and 2001, under the Balanced Budget Refinement Act of 1999 (“BBRA”) the transition to risk adjustment was based upon a blend percentage consisting of 10% risk adjustment payment and 90% on the adjustment for demographic factors. For 2002, the blend percentage was adjusted to 20% risk adjustment payment and 80% on the adjustment for demographic factors. The law requires that the ambulatory data be incorporated beginning January 1, 2004, at which time the blend percentage will consist of 30% risk adjustment payment and 70% on the adjustment for demographic factors. In 2005, the blend percentage will consist of 50% risk adjustment payment and 50% on the adjustment for demographic factors. In 2006, the blend percentage will consist of 75% risk adjustment payment and 25% on the adjustment for demographic factors. In 2007, the blend percentage will consist of 100% risk adjustment payment and 0% on the adjustment for demographic factors. Through Fiscal 2003, our payments from the HMOs have substantially been based on the demographic model. However, in Fiscal 2004, we anticipate that the payments we receive from the HMOs will begin reflecting the MRA methodology. At this time, it cannot be determined if this impact will be favorable or unfavorable.

Our Intangible Assets Represent a Substantial Portion of Our Total Assets

     As of June 30, 2003, intangible assets, which include goodwill and other separately identifiable intangible assets, represented approximately 78% of our total assets. Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). These standards require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually for impairment or more frequently if certain impairment indicators arise. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

     As we operate in a single segment of business, that of managing the provision of outpatient health care and health care related services in the state of Florida, management has determined that we have a single reporting unit and perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current value of the total net assets, including goodwill and intangible assets. We perform our annual impairment test on May 1st of each year. We completed our annual impairment test on May 1, 2003 and determined that no impairment existed. Accordingly, no impairment charges were required at June 30, 2003. Should we determine that an indicator of impairment has occurred, such as those noted above, we would be required to perform an additional impairment test which could result in the determination that a portion of our intangible assets are impaired and must be written-off. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. Such a write-off could have a material adverse effect on our results of operations. Any impairment charges required in future periods could also have an adverse impact on our ability to regain compliance with the continued listing standards of the American Stock Exchange and could result in the delisting of our common stock. See “If We Do Not Regain Compliance with the Continued Listing Standards by December 31, 2003, Our Common Stock May be Delisted by the American Stock Exchange.”

     In the event we engage in future acquisitions that result in the recognition of additional intangible assets with definite useful lives, our amortization expense would increase. In certain circumstances, amortization generated by these intangible assets may not be deductible for tax purposes.

We Have Various Legal Proceedings Pending Against Us and Our Insurance Coverage May Not Adequately Cover Our Losses; We Are Subject to Insurance Premium Increases

     Our business entails an inherent risk of claims against physicians for professional services rendered to patients, and we periodically become involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing. See Item 3 “Legal Proceedings” and Note 12 of our consolidated financial statements. Medical malpractice claims are subject to the attendant risk of substantial damage awards. While we intend to defend these matters vigorously, there can be no assurances that we will prevail. Although these claims are generally covered by insurance, if liability results from any of our pending or any future medical malpractice claims, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liability arising out of these proceedings. While we attempt to conduct our operations in such a way as to reduce the risk that results in litigation, there can be no assurance that pending or future litigation, including litigation other than medical malpractice claims and whether or not described in this Annual Report, will not have a material adverse affect on us or that liability resulting from litigation will not exceed our insurance coverage.

     As a result of the national malpractice award trends and the significant loss of professional insurance underwriting capacity, the cost of our medical malpractice insurance has increased while the coverage afforded under the policies available has decreased. Additionally, as a result of the events of September 11, 2001, as well as recent high profile director and officer related litigation, the cost of our director and officer insurance policy has increased. We anticipate that the cost for both our medical malpractice insurance as well as our director and officer insurance will increase again in Fiscal 2004. We also maintain stop-loss insurance for which the premium is based on a cost per member. We may experience future increases in stop-loss insurance, which would have a material adverse effect on our business, financial condition and results of operations.

If We Do Not Regain Compliance with Continued Listing Standards by December 31, 2003, Our Common Stock May be Delisted by the American Stock Exchange

     On July 30, 2002, the American Stock Exchange (the “Exchange”) notified us it had completed its review of our listing qualifications and has accepted our plan to regain compliance with continued listing standards by December 31, 2003. The plan includes quarterly milestones which, as of the date of the filing of this annual report, we have not met. If we do not show progress in obtaining these milestones or if we are unable to regain compliance with the continued listing standards by December 31, 2003, our common stock may be delisted from the Exchange. As of the date of this filing, we are still below the continued listing requirements of the Exchange with respect to requirements which include the need for us to maintain stockholders’ equity of at least $4 million and not sustain losses from continuing operations and/or net losses in three of our four most recent fiscal years. We are unable to guarantee that the Exchange will continue to list our common stock.

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

We Depend on Reimbursement by Third-Parties

     Our home health agencies (“HHAs”) receive reimbursement from the Medicare and Medicaid programs, insurers, self-funded benefit plans for home health agencies and other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we derived less than 4% of our net medical services revenue directly from the Medicare and Medicaid programs in Fiscal 2003, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

     Effective October 1, 2000, our Medicare HHA services became subject to the prospective pay system (“PPS”). Under PPS, we are reimbursed a fixed fee per treatment unit. If we have costs greater than the fixed fee amount, we will incur losses for our Medicare HHA services. Effective October 1, 2002, as a result of the Balanced Budget Act of 1997 (the “BBA”) we became subject to a 15% reduction to the cost limits and per-patient limits that were in place as of September 30, 1999. In addition, future changes in reimbursement rates could have a material adverse effect on our business, financial condition or results of operations.

     For periods beginning on or after October 1, 1997, HHAs are required to submit claims for payment for HHA services only on the basis of the geographic location at which the service was furnished. However, as each of our HHAs only operate in the single county in which they are licensed, we have not been impacted by these requirements. As we expand into other counties, any resultant reduction in our cost limits could have a material adverse effect on our business, financial condition or results of operation.

     Most services and medical supplies provided by a Medicare HHA during a particular episode of care must be billed by the HHA. Outside suppliers may not bill the Medicare program directly for services or medical supplies provided by the supplier to patients while under the care of a Medicare HHA. Instead, the HHA must provide most home health services or medical supplies either directly or pursuant to an arrangement with an outside supplier if the HHA bills Medicare directly. CMS clarifies that the law is silent regarding the specific terms of HHA payments to outside suppliers and does not authorize Medicare to impose any such requirements. To the extent that our HHAs utilize outside providers for the provision of applicable home health services, we believe we are in compliance with the consolidated billing requirements. Additionally, to the extent that we use outside providers, our cost to obtain such services and medical supplies may be greater than the reimbursement provided by the Medicare program, especially if Medicare reimbursement decreases but the cost of such services and medical supplies to us increases or stays constant.

     Pursuant to the Medicaid program, the Federal government supplements funds provided by the various states for medical assistance to the indigent. Payment for such medical and health services is made to providers in an amount determined in accordance with procedures and standards established by state law under federal guidelines. Significant changes have been and may continue to be made in the Medicaid program, which may have an adverse effect on our financial condition, results of operations and cash flows. During certain fiscal years, the amounts appropriated by state legislatures for payment of Medicaid claims have not been sufficient to reimburse providers for services rendered to Medicaid patients. During Fiscal 2003, we did not provide care to any patients where payment for those services would have been due to us directly from the Medicaid program. However, if in the future we begin providing services directly to Medicaid-eligible patients, failure of a state to pay Medicaid claims on a timely basis may have an adverse effect on our cash flow, results of operations and financial condition.

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

Future Legislation, Retroactive Adjustments and the Economic Downturn Could Have a Material Adverse Effect on Us

     Congress and the State Legislature may propose legislation altering the financing and delivery of healthcare services provided by us. It is difficult to predict the ultimate effect that any future legislation will have on us. Congress has recently been debating the initiation of a federally funded prescription drug coverage package. If adopted, this could result in a decrease in enrollment in M+C plans which would have a material adverse effect on our business and results of operations. However, it is unclear as this time if prescription drug coverage will be established as a result of the Congressional debates, and, if established, what form of prescription drug coverage will be enacted.

     Medicare retrospectively audits all reimbursements paid to participating providers, including those now or previously managed and/or owned by us. Accordingly, at any time, we could be subject to overpayment notices for Medicare reimbursement we have previously received and refund obligations for prior period cost reports that have not been audited and settled as of the date hereof. However, our Medicare home health agencies are the only portion of our current operations which would still be subject to these overpayment notices. Effective October 1, 2000, Medicare changed the manner in which home health agencies are reimbursed. Reimbursement to our Medicare home health agencies for services provided after October 1, 2000 are no longer subject to overpayment notices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2, 5 and 11 of our Consolidated Financial Statements regarding the manner in which our home health agencies are reimbursed by Medicare and the overpayments that have been assessed against us.

     Military and security activities which followed terrorist attacks have impacted the United States economy and government spending priorities, and the effects of any further such developments pose risks and uncertainties to all U.S.-based business, including Continucare. Deficit spending by the government as the result of adverse developments in the economy and costs of the government’s response to the terrorist attacks could lead to increased pressure to reduce government expenditures for other purposes, including governmentally funded programs such as Medicare.

Continued Scrutiny of Healthcare Industry

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

     Federal and state governments have focused significant attention on healthcare reform intended to control healthcare costs and to improve access to medical services for uninsured individuals. These proposals include cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. It is uncertain at this time what legislation regarding healthcare reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows.

We are Subject to Extensive Government Regulation

     Federal “Fraud and Abuse” Laws and Regulations. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in exchange for, or in order to induce, referrals of patients or business for items or services for which reimbursement is payable in whole or in part by a federal healthcare program, including without limitation the Medicare and Medicaid programs. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs, and forfeiture of amounts collected in violation of such laws. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. CMS has published regulations, which describe certain “safe harbor” arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, the failure of an arrangement to meet the requirements of a safe harbor is not a per se violation of the Anti-kickback Law.

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

     In January 2001, HHS issued part one of final regulations interpreting the Stark Law, which became effective in January 2002. We believe that we are presently in material compliance with the Stark Law, including the new regulations that became effective in January 2002, and will make every effort to comply with the Stark Law. However, there can be no assurances that we will not be alleged to have violated the Stark Law, and if an adverse determination is reached, whether any sanction imposed would have a material adverse effect on our results of operations, financial condition or cash flows.

     Privacy Laws. The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). Final regulations with respect to the privacy of certain individually identifiable health information (the “Protected Health Information”) were issued in August 2002 and became effective in April 2003. In addition, regulations with respect to the transmission of Protected Health Information were to become effective in October 2002 and would establish uniform standards relating to data reporting, formatting, and coding that certain health care providers must use when conducting certain transactions involving health information. While the compliance date for these regulations was October 2002, we applied for an extension to October 2003 by submitting a compliance extension plan to the Department of Health and Human Services before October 16, 2002. All covered entities must comply with the transaction and code set standards by October 16, 2003. We believe we are currently in compliance with the regulations regarding the transmission of Protected Health Information. However, it is possible that some covered entities, including our payors, will not be sufficiently prepared to meet these transaction requirements, potentially causing disruption in the current claim submission and payment cycles, which could cause us to experience loss of anticipated revenue until compliance is achieved. Further, since many of the existing transaction systems established by our payors have not operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays, cash flow reduction, with the attendant risk of liability and claims against us. Regulations issued in February 2003 set standards for the security of electronic health information requiring compliance by April 21, 2005.

     Some of our operations will be subject to HIPAA and both sets of regulations. In addition we will have to comply with any applicable state privacy laws that are more stringent than HIPAA or are not preempted by HIPAA. The HIPAA regulations could result in significant financial obligations for us and will pose increased regulatory risk. The privacy regulations could limit our use and disclosure of protected health information and could impede the implementation of some of our business strategies. In addition, failure to comply with federal or state privacy laws and regulations could subject us to civil or criminal penalties. We have reviewed the regulations and implemented changes we believe cause us to continue to be in compliance with all applicable requirements of HIPAA, its regulations, and state privacy laws. We believe we are currently in material compliance with applicable state and federal privacy laws.

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

     Limitations on Contractual Joint Ventures. On April 23, 2003, the Office of Inspector General (“OIG”) issued a Special Advisory Bulletin raising concerns throughout the healthcare industry about the legality of a variety of provider joint ventures. The suspect arrangements involve a healthcare provider expanding into a related service line by contracting with an existing provider of that service to serve the providers existing patient population. In the OIG’s view, the provider’s share of the profits of the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients and thus may violate the federal Anti-kickback Statute. We believe our contractual arrangements with HMOs are not of the type identified in the OIG Bulletin.

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

     Legislative Proposals. Congress is evaluating proposals to include establishing additional protections for personal health information, tax credits for the uninsured, proposals to reduce the number of medical errors by healthcare providers and systems of care, and various state and federal purchasing plans to allow individuals and small employers to purchase health insurance. Also, Congress is evaluating proposals to expand Medicare benefits to cover prescription drugs for Medicare-eligible seniors, including a pharmacy discount card.

Our Operations are Concentrated in Florida

     All of our medical services revenue in Fiscal 2003 were derived from our operations in Florida. We anticipate that in Fiscal 2004 our net medical services revenue will continue to be derived from our operations in Florida. Unless and until our operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Florida could have a material adverse effect on our financial condition or results of operations. In the event that we expand our operations into new geographic markets, we will need to establish new relationships with physicians and other healthcare providers. In addition, we will be required to comply with laws and regulations of states that differ from the one in which we currently operate, and may face competitors with greater knowledge of such local markets. There can be no assurance that we will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.

We May Not be able to Successfully Recruit or Retain Existing Relationships with Qualified Physicians and Medical Professionals

     The revenue generated by our managed care operations depends on the employment of physicians and other medical professionals providing medical services to our managed care patients and independent physicians contracting with us to participate in provider networks which are developed or managed by us. The revenue generated by our home health agencies is dependant upon our ability to recruit and retain nurses, therapists and other medical professionals to provide medical services to our home health patients. Physicians and other medical professionals can typically terminate their employment or service contract with us to provide medical services by providing notice of such termination. This type of termination would require us to find other medical professionals to provide services to our patients. We compete with general acute care hospitals and other healthcare providers for the services of medical professionals. Demand for physicians and other medical professionals is high and such professionals often receive competing offers. In the midst of this competitive environment, the need to recruit and retain quality nurses to service our home health care patients is further challenged by a nursing shortage which currently exists in South Florida. No assurance can be given that we will be able to continue to recruit and retain a sufficient number of qualified physicians and other medical professionals. The inability to successfully recruit and retain medical professionals could adversely affect our ability to successfully implement our business strategy. In such a competitive environment as currently exists, there can be no assurances that the cost to recruit and retain qualified physicians and other medical professionals will not exceed the revenues we receive for those services which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, any failure of these professionals to maintain the quality of care provided or to otherwise adhere to certain general operating procedures at our facilities or any damage to the reputation of a significant number of our practitioners could damage our reputation, subject us to liability and significantly reduce our revenues.

We are Controlled by One Shareholder

     Dr. Phillip Frost and entities affiliated with Dr. Frost, owned approximately 51.7% of our outstanding common stock as of September 5, 2003, assuming conversion of stock options and a convertible promissory note. Based on Dr. Frost’s stock ownership, the stock ownership of his affiliates and the conversion of stock options and the convertible promissory note, Dr. Frost has the ability to control most corporate actions requiring shareholder approval, including the election of directors. This influence by Dr. Frost may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal or proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.

Our Industry is Already Competitive and Increased Competition Could Adversely Affect our Business

     The healthcare industry is highly competitive. We compete with many regional and national healthcare companies, some of which have greater resources than we do. Competition is generally based upon reputation, price and the ability to offer management expertise, financial benefits and other benefits for the particular provider in a quality and cost-effective manner. The pressure to reduce healthcare expenditures has emphasized the need to manage the appropriateness of health services provided to patients. We many not be able to continue to compete effectively in this industry, additional competitors may enter our markets, and this increased competition may have an adverse effect on our revenues.

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

AVAILABLE INFORMATION

     Our internet address is www.continucare.com. We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC.

PART I

ITEM 1. BUSINESS

General

     We are a provider of outpatient healthcare and home healthcare services in Florida. Our managed care operations, through various capitated or POP arrangements, are responsible for providing primary care medical services (the “Primary Care Services”) or overseeing the provision of these Primary Care Services by affiliated physicians to approximately 16,700 patients on a full-risk basis and 7,100 patients on a limited or non-risk basis at June 30, 2003. Full-risk managed care agreements represent the majority of our managed care revenues and require that in exchange for a percentage of premium we assume responsibility to provide and pay for all of our patients’ medical needs. Our home health operations provide home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes. In April 2003, we entered into a new contract with an HMO to provide management services on a non-risk basis to a group of South Florida primary care physicians that have contracts with the HMO. See discussion of our managed care contracts below and Note 1 to our consolidated financial statements.

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

Industry Overview

     We believe the following three principal industry elements have created an opportunity for us: (i) the continued penetration of managed care in the M+C market; (ii) the highly fragmented nature of the delivery of outpatient services; and (iii) the shift in the provision of healthcare services from the hospital to lower cost outpatient locations and the home.

     Continued Penetration of Managed Care in the M+C market. In response to escalating expenditures in healthcare costs, payors, such as Medicare and managed care organizations operating under M+C contracts, have increasingly pressured physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost outpatient care, and efforts to reduce hospital admissions and lengths of stay. To further increase efficiency and reduce the incentive to provide unnecessary healthcare services to patients, payors have developed a reimbursement structure called percentage of premium. POP contracts require the payment to healthcare providers of a percentage of the total healthcare premium that an HMO receives from various payor sources. For this POP, providers assume responsibility for servicing all of the healthcare needs of those patients, regardless of their condition, and paying for all the costs associated with those medical services. We believe that low cost providers will succeed in the POP environment because such companies have the ability to manage certain critical components of the cost of patient care. While there has been a shift away from entering into these types of arrangements to provide services to commercial patients, rising healthcare costs and the financial imbalance of the Medicare delivery system has renewed interest in cost containment concepts.

     Highly Fragmented Market. The highly fragmented nature of the delivery of outpatient services has created an inefficient healthcare services environment for patients, payors and providers. Managed care companies and other payors must negotiate with multiple healthcare service providers, including physicians, hospitals and ancillary service providers, to provide geographic coverage to their patients. Physicians who practice alone or in small groups have experienced difficulty negotiating favorable contracts with managed care companies and have trouble providing the burdensome documentation required by such entities. In addition, healthcare service providers may lose control of patients when they refer them out of their network for additional services that such providers do not offer. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our network.

     Shift Toward Low Cost Outpatient Treatment. Outpatient treatment has grown rapidly as a result of: (i) advances in medical technology, which have facilitated the delivery of healthcare in alternate sites; (ii) demographic trends, such as an aging population; (iii) significant cost savings in moving these non-emergent services from an acute care setting to a more cost effective outpatient setting; and (iv) preferences among patients to receive care outside of an inpatient setting. We expect this trend to continue as managed care companies and healthcare providers continue shifting towards the lower cost providers.

Business Strategy

     Our goal is to leverage the current industry dynamics by: (i) increasing our managed care revenue; (ii) maintaining a profitable physician network; and (iii) improving the operating results of our home health agencies.

     Increasing Managed Care Revenue. Our core business is comprised of our established network of staff model clinics from which we provide primary care services to our patients and to the public at large. By securing additional and expanding existing managed care contracts with the leading managed care companies in Florida, we believe that we will be able to increase our managed care enrollments. We believe that we have been successful in developing managed care relationships due to our network of quality physicians, the provision of a range of healthcare services, and the depth of our delivery network.

     Maintaining Physician Network. The physician network is the platform of our managed care delivery system. Our goal is to expand the profitability of our physician network by: (i) adding physicians to our IPAs; (ii) terminating relationships with physicians that fail to meet the operating criteria that we have set forth; and/or (iii) hiring physicians to work in our staff model clinics.

     Improving the Operating Results of Our Home Health Agencies. The home healthcare industry continues to undergo major restructuring in response to federal legislative enactments. Although we have taken steps to address these scheduled reimbursement changes, there can be no assurance that these reimbursement changes will not have a material adverse effect on our business. In addition to the changes in the home healthcare industry resulting from legislative enactments, there has also been a growth in the home healthcare industry for patients of worker compensation cases and in long-term care patients. In the fourth quarter of Fiscal 2003 we began to reorganize our home health operations in an effort to reduce certain overhead costs. At June 30, 2003, we operated five HHAs in South Florida.

Business Model

     Our core business model consists of three areas: staff model clinics, IPAs and HHAs. We provide medical services to patients through our employee physicians, affiliated IPA physicians, nurses, physical therapists and nurse aides. Additionally, we provide management and administrative services to both our employee physicians and to the physicians that are affiliated with us. See “We Depend on Reimbursement from Third Parties.”

     Staff Model Clinics. Our staff model clinics are medical centers where physicians, who are our employees or independent contractors, act as primary care physicians practicing in the area of general, family and internal medicine. Our revenue is generated through either capitated or POP monthly fee arrangements with HMOs or on a fee for service basis. The monthly POP fee arrangement is based upon a negotiated percentage of healthcare premium which is related to either Medicare, Medicaid or a commercial medical insurance program.

     IPAs. We have contracted on an independent contractor basis with various physicians and physician practices who currently provide or are qualified to provide medical services to our IPA members. We currently administer 3 IPA contracts. One IPA contract is a full-risk POP contract, one is a limited-risk contract and one is a management contract where we bear no financial risk for the performance of the affiliated IPA physicians. We pay the physicians a capitated fee for providing the services and offer the physician an opportunity to obtain bonus distributions if they operate their practice in accordance with their negotiated contract. In addition to providing certain administrative services to the physicians, we also provide utilization assistance.

     Home Health Agencies. Our home health services include five HHAs, two located in Miami-Dade county, two located in Broward county and one located in Palm Beach County. These agencies provide comprehensive nursing, physical therapy, nurse’s aides and home health aides to individuals in their home who are disabled, elderly or recovering from a debilitating illness, accident or surgery. Two of the agencies are compensated by Medicare and Medicaid in accordance with a pre-determined rate schedule. The remaining three agencies are private license HHAs.

Integrated Outpatient Healthcare

     We are a provider of integrated outpatient healthcare. We have established a network of physician practices as the primary caregiver to our patients and to the public at large and we also provide home health services.

     Office and Physician/Health Center Practices. Since commencing our operations in 1996, we have expanded our physician network through the acquisition of physician practices, employment of new physicians and affiliations with physicians through our IPAs. We operate fifteen staff model health center clinics that employ or contract with approximately 28 physicians and, as of the date of filing this annual report, provide management oversight assistance for IPAs with 34 physicians all of whom are located in Florida. As of June 30, 2003, we provided services to approximately 16,700 patients on a full-risk basis and 7,100 patients on a limited or non-risk basis.

     The physicians within our network treat patients in office-based settings as well as health centers. A typical office-based practice is operated in an office space that ranges from 2,500 to 3,000 square feet. The office typically employs or contracts with approximately one to two physicians. The physicians provide primary care services to their patients. A typical health center is operated in an office space that ranges from 5,000 to 8,000 square feet. A health center is typically staffed with approximately two to three physicians, and is open five days a week.

     Home Healthcare. We provide home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes. Typically, a service care provider (such as a registered nurse, home health aide, therapist or technician) will visit the patient daily, several times a week or, in some instances, around-the-clock. Treatment may last for several weeks, several months or the remainder of the patient’s life. The services provided by us include skilled nursing, physical therapy, speech therapy, occupational therapy, medical social services and home health aide services. Reimbursement sources for the home health services we provided include Medicare, Medicaid, commercial insurers and private individuals.

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

     We enhance the operations of IPA physician practices by providing assistance with utilization management, pharmacy management, and specialist network development. Additionally, we provide financial reporting for the IPA practices to further assist with their operations.

     Employment and Recruiting of Physicians. We generally enter into multiple-year employment agreements that contain 90-day termination clauses with the physicians that we employ. These agreements usually provide for base compensation and benefits and may contain incentive compensation provisions based on quality indicators. The recruitment process includes interviews and reference checks. Our physicians are generally either board certified or board eligible.

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

     Information Systems. We support freestanding systems for our physician practices to facilitate patient scheduling, patient management, billing, collection and provider productivity analysis. Although we are not currently aware of any pending technological developments that will likely require upgrades or additions to our information system, there is no assurance that such developments will not occur.

Managed Care

     Our strategy is to increase enrollment at our wholly-owned centers through joint marketing efforts with the HMOs and by adding new payor relationships and new providers to the existing network, as well as by expanding the network into new geographic areas where the penetration of managed healthcare is growing. We believe new payor and provider relationships are possible because of our ability to manage the cost of health care without sacrificing quality. During Fiscal 2003, substantially all of the revenues from the managed care operations were generated under a POP monthly fee arrangement with HMOs.

     Contracts with Payors. Contracts with payors generally provide for terms of one to ten years, may be terminated earlier upon notice for cause or upon renewal and in some cases without cause. Additionally, the contracts are subject to renegotiation of POP rates, covered benefits and other terms and conditions. Pursuant to payor contracts, we provide covered medical services and receive POP payments from payors for each enrollee who selects one of our network physicians as his or her primary care physician. To the extent that patients require more care or require supplemental medical care that is not otherwise reimbursed by payors, aggregate POP payments may be insufficient to cover the costs associated with the treatment of patients. We maintain stop-loss insurance coverage, which mitigates the effect of occasional high utilization of health care services. If revenues are insufficient to cover costs or we are unable to maintain stop-loss coverage at favorable rates, our business results of operations and financial condition could be materially adversely affected. In Fiscal 2003, we generated approximately 23% of our net medical services revenue from Vista and approximately 73% of our net medical services revenue from Humana. The loss of significant payor contracts and/or the failure to regain or retain such payor’s patients or the related revenues without entering into new payor relationships could have a material adverse effect on our business results of operations and financial condition.

     Our POP managed care agreement with Vista is a ten-year agreement with the initial term expiring on June 30, 2008, unless terminated earlier by Vista for cause. In the event of termination of the Vista agreement, we must continue to provide services on a fee for service basis to a patient with a life-threatening or disabling and degenerative condition for sixty days as medically necessary. Vista can terminate the agreement with respect to one or more benefit programs, we may only terminate the agreement in its entirety. However, we have the right to terminate unprofitable physicians and close unprofitable centers. Vista may also terminate the agreement with us for cause upon 30 days written notice of a material breach; provided however, that we are afforded an opportunity to cure such breach. Vista may also immediately terminate its agreement with us upon Vista’s determination that the health, safety or welfare of any member may be in jeopardy if the agreement is not terminated.

     Effective March 31, 2001, we negotiated an amendment to our professional provider agreement with Vista (the “2001 Amendment”). The 2001 Amendment eliminated the medical claims liability incurred by a Vista IPA through March 31, 2001 and reduced other liabilities to Vista by $1,000,000. The 2001 Amendment also terminated our association with certain physician practices effective April 1, 2001 through May 31, 2001, which represented approximately 70% of the Vista IPA’s membership at that time. Effective January 1, 2003, we cancelled the remaining physician contracts under the Vista IPA (The “Terminated Vista IPA”.) The results of the Terminated Vista IPA’s operations are shown in the accompanying consolidated financial statements as discontinued operations. (See Note 1 to the consolidated financial statements.)

     We currently have four managed care agreements with Humana. Two of the Humana agreements are POP full-risk agreements. One of the Humana agreements is a limited-risk agreement and one agreement is a no-risk management agreement. The majority of our business with Humana is governed by one of the Humana POP full-risk agreements which has a 10-year term expiring on July 31, 2008 unless terminated earlier for cause. The Humana POP Agreement renews for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. In addition, the Humana POP Agreement may be terminated by the mutual consent of both parties at any time. We have the right to terminate unprofitable physicians and to close unprofitable centers. Under certain limited circumstances, Humana may immediately terminate the Humana POP Agreement for cause, otherwise termination for cause shall require 90 days prior written notice with an opportunity to cure, if possible. Humana may terminate the POP Agreement, and/or any individual physician credentialed under the POP Agreement, upon written notice if Humana reasonably determines that: (i) we and/or any of our physician’s continued participation in the Humana POP Agreement may affect adversely the health, safety or welfare of any Humana member; (ii) we and/or any of our physician’s continued participation in the Humana POP Agreement may bring Humana or its health care networks into disrepute; (iii) in the event of one of our doctor’s death or incompetence; (iv) if any of our physicians fail to meet Humana’s credentialing criteria; (v) if we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (vi) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). In the event of termination of the Humana POP Agreement, we must continue to provide or arrange for services on a fee for service basis to any member hospitalized on the date of termination until the date of discharge or until we have made arrangements for substitute care. In some cases, Humana may provide 30 days’ notice as to an amendment or modification of the Humana POP Agreement, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. In the event that Humana exercises its right to amend the Humana POP Agreement upon 30 days written notice, we may object to such amendment within the 30-day notice period. Such amendments may include changes to the compensation rates. If we object to such amendment within the requisite time frame, Humana may terminate the Humana POP Agreement upon 90 days written notice.

     The other POP full-risk agreement with Humana and the Humana Limited-Risk Agreement are not material to our operations and contain similar termination requirements as described above.

     On February 14, 2003 we executed a Letter of Agreement (the LOA”) and a Promissory Note Restructuring Agreement (the “PSNR Agreement”) with Humana. The PSNR Agreement canceled a $3,850,000 defaulted note. See Note 1 to our consolidated financial statements regarding the accounting treatment of the canceled note. Pursuant to the LOA, we agreed to execute a no-risk Physician Group Participation Agreement (“PGP Agreement”.)

     In April 2003, the PGP Agreement was executed that memorialized the terms of the LOA. The PGP Agreement is a two-year agreement that automatically renews for subsequent one (1) year terms unless either party provides written notice of non-renewal at least 60 days prior to end of the initial term or any subsequent renewal term. At any time during the original or any subsequent renewal term, either party can terminate the PGP Agreement without cause upon at least 90 days prior written notice. Additionally, Humana may terminate the PGP Agreement, and/or any individual physician or group of physicians employed or contracted by us (“Physician”), immediately upon written notice in the event Humana reasonably determines that: (i) continued participation by either us and/or a Physician under this PGP Agreement may affect adversely the health, safety or welfare of any Humana member or bring Humana or its provider networks into disrepute; or (ii) in the event of a Physician’s death or incompetence; or (iii) a Physician(s) fails to meet Humana’s credentialing or re-credentialing criteria; or (iv) if any Physician or any employee, subcontractor or independent contractor of a Physician is excluded from participation in any federal health care program; or (v) as specified in Humana’s Physician Administration Manual. Further, Humana may terminate the PGP Agreement immediately upon written notice to us in the event that: (i) we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (ii) Humana loses its authority to do business in total or as to any segment of business, but then only as to that segment. The PGP Agreement also contains a provision for liquidated damages in the amount of $4,000,000 which can be asserted by Humana if we fail to exert our best efforts to perform under the contract or other specific events occur. (See Note 1 to our Consolidated Financial Statements.)

     Pursuant to the PGP Agreement, after June 30, 2003, we agreed to provide management services in connection with the oversight of an additional 10 physician groups (the “Physician Groups”) who provide care to approximately 4,500 patients; however, the management of the care for these patients will not have a material effect on the revenue, or expenses of our managed care operations. We have not accepted the financial responsibility for the cost of the medical care provided by the Physician Groups under the PGP Agreement to the Humana members.

Accordingly, we do not record any POP revenue, claims expense, claims surplus or claims deficits for the Physician Groups. As compensation for the management services we are providing to the Physician Groups, we receive a management fee based on the number of patients for which are providing services on a monthly basis. Pursuant to the PGP Agreement, profits and losses incurred by the Physician Groups will be accounted for in a reserve account (the “PGPA Reserve Account”). We do not have any responsibility to replenish any losses in the PGPA Reserve Account nor will we receive any distribution from surpluses in the reserve account until the balance of the PGPA Reserve Account reaches $4,000,000. Once the PGPA Reserve Account reaches a balance of $4,000,000, the PGPA Reserve Account will no longer be used to account for the profits and losses incurred by the Physician Group. After that time, any accumulated PGP Agreement surplus will be paid to us, although we will not be at risk for any accumulated PGP Agreement losses.

     Neither the Vista nor the Humana agreements imposes a limit on the number of adjustments that may be made to their provider agreement.

     We had one additional non-risk based managed care contract during Fiscal 2003 which was cancelled effective July 1, 2003.

     We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms.

     Although we did not lose, on an aggregate basis, any significant payor contracts in Fiscal 2003, the loss of any of our current managed care contracts or significant reductions in capitated reimbursement rates under these contracts could have a material adverse effect on our business, financial condition and results of operations.

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

Competition

     The healthcare industry is highly competitive. We compete with many regional and national healthcare companies, some of which have greater resources than we do. Competition is generally based upon reputation, price and the ability to offer management expertise, financial benefits and other benefits for the particular provider in a quality and cost-effective manner. The pressure to reduce healthcare expenditures has emphasized the need to manage the appropriateness of health services provided to patients.

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

     Federal “Fraud and Abuse” Laws and Regulations. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under federal health care programs, including without limitation, the Medicare and Medicaid programs. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from care programs and forfeiture of amounts collected in violation of such laws. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts.

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

     Privacy Laws. The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). Final regulations with respect to the privacy of certain individually identifiable health information (the “protected health information”) were issued in August 2002 and became effective in April 2003. In addition, regulations with respect to the transmission of protected health information became effective in October 2002 and established uniform standards relating to data reporting, formatting, and coding that certain health care providers must use when conducting certain transactions involving health information. While the compliance date for these regulations was October 2002, we applied for an extension to October 2003 by submitting a compliance extension plan to the Department of Health and Human Services before October 16, 2002. All covered entities must comply with the transaction and code set standards by October 16, 2003. We believe we are currently in compliance with the regulations regarding the transmission of Protected Health Information. However, it is possible that some covered entities, including our payors, will not be sufficiently prepared to meet these transaction requirements, potentially causing disruption in the current claim submission and payment cycles, which could cause us to experience loss of anticipated revenue until compliance is achieved. Further, operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays, cash flow reduction, with the attendant risk of liability and claims against us. Regulations issued in February 2003 set standards for the security of electronic health information requiring compliance by April 21, 2005.

     Some of our operations will be subject to HIPAA and both sets of regulations. In addition we will have to comply with any applicable state privacy laws that are more stringent than HIPAA or are not preempted by HIPAA. We have reviewed the regulations and implemented changes we believe will cause us to continue to be in compliance with all applicable requirements of HIPAA, its regulations, and state privacy laws. We believe we are currently in material compliance with applicable state and federal privacy laws.

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

     Limitations on Contractual Joint Ventures. On April 23, 2003, the Office of Inspector General (“OIG”) issued a Special Advisory Bulletin raising concerns throughout the healthcare industry about the legality of a variety of provider joint ventures. The suspect arrangements involve a healthcare provider expanding into a related service line by contracting with an existing provider of that service to serve the providers existing patient population. In the OIG’s view, the provider’s share of the profits of the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients and thus may violate the federal Anti-kickback Statute. We believe our contractual arrangements with HMOs are not of the type identified in the OIG Bulletin.

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

Employees

     At June 30, 2003, we employed or contracted with approximately 301 individuals of whom approximately 28 are physicians in our staff model clinics. Additionally at June 30, 2003 we contracted with approximately six IPA physicians on a full-risk basis and provided management services to 12 physicians on a non-risk basis.

Insurance

     We carry general liability, comprehensive property damage, medical malpractice, workers’ compensation, stop-loss and other insurance coverages that management considers adequate for the protection of our assets and operations. As a result of national malpractice award trends and the significant loss of professional insurance underwriting capacity, the cost of our medical malpractice insurance has increased while the coverage afforded under the policies available has decreased. Additionally, as a result of the events of September 11, 2001, as well as recent high profile director and officer related litigation, the cost of our director and officer insurance policy has increased. We anticipate that the cost for both our medical malpractice insurance as well as our director and officers insurance will increase again in Fiscal 2004. There can be no assurance that the coverage limits of our insurance policies will be adequate. A successful claim against us in excess of our insurance coverage could have a material adverse effect on us.

Seasonality

     All of our medical services revenue in Fiscal 2003 were derived from our operations in central and southern Florida. South Florida has historically been a transient state with the transient factor being directly related to seasonal climate changes. It is anticipated that in Fiscal 2004 all of our net revenue will also be derived from our operations in Florida. While there are some seasonal fluctuations in our business, management does not believe that seasonality will play an adverse role in our future operations.

ITEM 2. PROPERTIES

     We lease approximately 10,000 square feet of space for our corporate offices in Miami, Florida under a lease expiring in September 2004 with average annual base lease payments of approximately $200,000. Of the fifteen staff model clinics that we operated as of June 30, 2003, five are leased from independent landlords and the other ten clinics are leased from Humana. The ten Humana centers and one of the clinic spaces leased from an independent landlord are leased on a month-to-month basis. The leases with Humana are not tied to our managed care arrangement. As a month-to-month tenant, we have limited tenancy rights. The month-to-month lease arrangements with Humana can be cancelled at the option of Humana, without cause, on 30 days written notice. We are negotiating a multiple year lease for the other clinic space that is currently leased on a month-to-month basis. However, until a multiple year lease is executed with the landlord, the lease arrangement can be cancelled at the option of the landlord, without cause, in a manner that complies with local tenancy laws. A termination of one or all of these month-to-month leases could have an adverse effect on us because we would, on 30 days written notice, be forced to find replacement facilities at which to provide medical services to our members. If we were unable to find adequate replacement facilities, then we could experience a disenrollment of our members.

ITEM 3. LEGAL PROCEEDINGS

     A decision has been rendered in the case of WARREN GROSSMAN, M.D., ALAN REICH, M.D., AND RICHARD STRAIN, M.D. v. CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC. AND CONTINUCARE CORPORATION. On June 27, 2002, the court issued its ruling, dismissing all claims asserted by one of the Plaintiffs. The court found we had improperly terminated the employment contract of the other two Plaintiffs’, but awarded each only nominal damages in the amount of One Dollar ($1) each. We requested reimbursement for attorney’s fees as to two of the Plaintiffs and requested the court to deny any request for attorney fees as to the other Plaintiff based on the award of only nominal damages. The Plaintiffs’ also asserted a right to reimbursement of certain attorney’s fees. On May 8, 2003, the court ruled that none of the parties will obtain reimbursement of their attorney fees and costs.

     Two of our subsidiaries were parties to the case of NANCY FEIT ET AL. v. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDAN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on us in April, 2000. On July 16, 2003, we were dropped as a party to the case.

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

     We are a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL CORPORATION OF SOUTH BROWARD D/B/A WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed on January 24, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. Although the case has currently been stayed, we intend to defend this case vigorously.

     On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”) from Integrated Health Services, Inc. (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the State of Florida. During the second quarter of Fiscal 2002, we became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number (the “Providers”) for services rendered during calendar years 1996, 1997 and 1998 (collectively, the “Alleged Overpayments”). We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports as part of our continuing operations. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996.

     During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including calendar year 1996. While we dispute the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to our home health agencies, we entered into a memorandum of understanding for the 1996 and 1997 cost report years (the “1996 Repayment Memorandum” and the “1997 Repayment Memorandum.”) Under both the 1996 Repayment Memorandum and the 1997 Repayment Memorandum, we agreed to make monthly payments of $10,000 for 24 months for each of the 1996 and 1997 cost report years with the balance due at the end of the respective terms. Although we began making payments under these Memorandums, we retained the right to dispute the Alleged Overpayments. While a liability for the 1997 cost report had previously been recorded, no amounts had been recorded for the 1996 cost report liability primarily due to (i) the indemnification we had received from IHS for any overpayments prior to calendar year 1997; (ii) the cost report including providers which we never owned or operated; and (iii) lack of knowledge of a balance owed to CMS for the 1996 cost report and CMS’ ability to demand payment from us. As such, during the quarter ended March 31, 2002 we recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations.

     During September 2002, we requested a reopening of the 1996 and 1997 cost reports and supplied various documentation to demonstrate that the Alleged Overpayments were incorrect. On April 25, 2003 the Medicare Fiscal Intermediary notified us of their intent to reopen the 1996 and 1997 cost reports and review the documentation we submitted. On September 18, 2003, we were notified by the Medicare Fiscal Intermediary that they had completed the reopening of the 1997 cost report. As a result of this cost report settlement, the original liability recorded of approximately $402,000 (prior to any payments made under the 1997 Repayment Memorandum) has been reduced to approximately $40,000. The Medicare Fiscal Intermediary is currently reviewing the documentation we submitted for the 1996 cost report reopening. At June 30, 2003, the outstanding liability for the 1996 alleged overpayments is approximately $2,300,000. There can be no assurance that the 1996 cost report reopening will result in a positive adjustment or reduce the liability outstanding. (See Note 11–Commitments and Contingencies.)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders held on April 9, 2003, the shareholders voted to elect Spencer J. Angel, Robert J. Cresci, Neil Flanzraich, Patrick M. Healy, Jack Nudel and Richard C. Pfenniger, Jr. as Directors. The number of votes cast for, against or withheld, with respect to each of the nominees, were as follows:

Nominee	For	Against	Withheld

Spencer J. Angel	30,972,513	118,900	–

Robert J. Cresci	30,972,513	118,900	–

Neil Flanzraich	30,972,513	118,900	–

Patrick M. Healy	30,972,513	118,900	–

Jack Nudel	30,972,513	118,900	–

Richard C. Pfenniger, Jr.	30,972,513	118,900	–

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

PRICE PERIOD	HIGH	LOW

Fiscal Year 2002
First Quarter	$1.00	$.27
Second Quarter	.82	.28
Third Quarter	.54	.27
Fourth Quarter	.50	.19

Fiscal Year 2003
First Quarter	$.25	$.11
Second Quarter	.16	.10
Third Quarter	.36	.11
Fourth Quarter	.75	.30

     As of September 5, 2003, there were 132 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of June 30, 2003, with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of securities	Weighted average
	to be issued upon	exercise price of
	exercise of	outstanding	Number of securities
	outstanding options,	options, warrants	remaining available for
Plan Category	warrants and rights	and rights	future issuance

Plans approved by stockholders	2,716,000	$1.15	3,684,000
Plans not approved by stockholders	–	–	–

	2,716,000		3,684,000

Issuance of Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is our selected historical consolidated financial data for the five fiscal years ended June 30, 2003. The selected historical consolidated financial data for the three fiscal years ended June 30, 2003, 2002, and 2001, are derived from our audited consolidated financial statements included herein. The selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

SELECTED FINANCIAL INFORMATION

	For the Year Ended June 30,

	2003	2002 (2)	2001 (2)	2000 (2)	1999 (2)

Medical services revenue, net	$101,409,690	$95,350,313	$90,379,461	$87,927,560	$104,656,887
Other income	–	150,000	–	–	–

Subtotal	101,409,690	95,500,313	90,379,461	87,927,560	104,656,887

Expenses
Medical services	86,999,566	81,797,881	81,120,771	71,486,837	85,878,492
Payroll and employee benefits	6,070,398	5,312,498	5,287,786	5,230,779	12,771,616
Provision for bad debts	44,333	65,668	50,000	–	6,196,384
Professional fees	807,222	1,404,337	1,177,578	902,799	1,686,094
General and administrative	6,188,525	5,073,980	5,446,059	5,787,878	10,109,641
Gain on disposal of property and equipment	–	–	(383,375)	–	–
Writedown of long-lived assets	–	–	–	–	11,717,073
Loss on disposal of subsidiaries	–	–	–	–	5,927,369
Depreciation and amortization	636,359	1,027,222	2,878,131	2,913,440	4,936,173
Gain on extinguishment of debt (1)	–	–	(3,503,188)	(13,247,907)	(130,977)

Subtotal	100,746,403	94,681,586	92,073,762	73,073,826	139,091,865

Income (loss) from operations	663,287	818,727	(1,694,301)	14,853,734	(34,434,978)

Other income (expense)
Interest income	6,647	36,124	32,358	43,147	138,963
Interest expense-convertible subordinated notes	(5,740)	–	–	(2,054,710)	(3,639,433)
Interest expense-other	(956,292)	(1,573,869)	(1,632,932)	(1,182,794)	(1,505,779)
Provision for Medicare settlement related to terminated operations	–	(2,440,971)	–	–	–
Other	–	–	1,425	383,623	24,906

(Loss) income from continuing operations	(292,098)	(3,159,989)	(3,293,450)	12,043,000	(39,416,321)

Discontinued operations:
Income (loss) from discontinued operations before contractual revision	350,696	(486,399)	(1,482,657)	(978,884)	(11,094,445)
Contractual revision of previously recorded medical claims and other liabilities from discontinued operations	–	–	4,638,205	3,053,853	–

Income (loss) from discontinued operations	350,696	(486,399)	3,155,548	2,074,969	(11,094,445)

Net income (loss)	$58,598	$(3,646,388)	$(137,902)	$14,117,969	$(50,510,766)

Basic and diluted income (loss) per common share	$–	$(.09)	$–	$.65	$(3.50)

Cash dividends declared	$–	$–	$–	$–	$–

FINANCIAL POSITION
Total assets	$20,999,976	$21,546,985	$22,343,279	$27,545,180	$30,501,397
Long-term obligations, including current portion	$9,597,063	$13,877,505	$11,806,623	$17,769,246	$51,686,182

(1)	Certain amounts presented in prior years have been reclassified in accordance with Statement of Financial Accounting Standards No. 145, discussed in Note 2–Significant Accounting Policies in the accompanying Consolidated Financial Statements.

(2)	These amounts have been adjusted to reflect the termination of certain lines of business, discussed in Note 1–General in the accompanying Consolidated Financial Statements, as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a provider of integrated outpatient healthcare and home health services in Florida. As of June 30, 2003, we operated, owned and/or managed fifteen staff model clinics in south and central Florida; a POP-based Independent Practice Association (“IPA”) with six physicians; and five home health agencies. In April 2003, we entered into an agreement with an HMO to provide management services in connection with the oversight of physician groups on a no-risk basis. As of June 30, 2003, we managed approximately 12 physicians under the terms of this agreement.

     Our managed care operations, which include the staff model clinics and the IPA, provide healthcare services to some of the nation’s largest managed care organizations, including: (i) Humana for which we provided managed care services for approximately 196,000 and 197,000 member months (members per month multiplied by the months for which services were available) during Fiscal 2003 and Fiscal 2002, respectively; and (ii) Vista, for which we provided managed care services for approximately 84,000 member months during both Fiscal 2003 and Fiscal 2002. At June 30, 2003, we were providing care on a full-risk basis for approximately 12,600 and 4,100 patients for Humana and Vista, respectively. At June 30, 2002, we were providing care on a full-risk basis for approximately 13,500 and 4,700 patients for Humana and Vista, respectively. Our home health operations provide home health services to recovering, disabled, chronically ill and terminally ill patients in their home.

Accounting Policies

     General–The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to our HMO agreements, accounts receivable, intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements. Please refer to the notes to our consolidated financial statements, particularly Note 2, for a more detailed description of such policies.

     Revenue recognition–Revenue is recorded in the period services are rendered as determined by the respective contract.

     Under our full risk contracts with HMOs, we receive a percentage of premium for each patient that chooses one of our physicians as their primary care physician and we assume responsibility for the cost of all medical services. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated POP revenue on those contracts, we recognize losses on our prepaid healthcare services with HMOs. No contracts are considered loss contracts at June 30, 2003 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

     Under our limited risk and no-risk contracts with HMOs, we receive a management fee based on the number of patients for which we are providing services on a monthly basis. The management fee is recorded as revenue in the period in which services are provided.

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

     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed on a quarterly basis. This independent actuarial calculation indicates that medical claims incurred but not reported as of June 30, 2003 are between approximately $12,600,000 and $13,900,000. As of June 30, 2003, we had recorded a liability of approximately $13,264,000 for medical claims incurred but not reported, including the medical claims incurred but not yet reported for discontinued operations, based on our monthly calculation process. As the amount recorded was within the actuarial range, no further analysis was necessary.

     Consideration of impairment of costs in excess of net tangible assets–Our balance sheet includes intangible assets, including goodwill and separately identifiable intangible assets. Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually for impairment, or more frequently if certain impairment indicators arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain impairment indicators arise. Indicators of an impairment include, among other things, significant adverse change in legal factors or the business climate, loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

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

	Percent of Revenue for June 30,

	2003	2002	2001

Medical services revenue, net	100.0%	99.8%	100.0%
Other income	–	.2	–

Subtotal	100.00	100.0	100.0

Expenses
Medical services	85.8	85.7	89.8
Payroll and employee benefits	6.0	5.5	5.9
Provision for bad debts	–	.1	–
Professional fees	.8	1.4	1.3
General and administrative	6.1	5.3	6.0
Gain on disposal of property and equipment	–	–	(.4)
Depreciation and amortization	.6	1.1	3.2
Gain on extinguishment of debt	–	–	(3.9)

Subtotal	99.3	99.1	101.9

Income (loss) from operations	.7	.9	(1.9)

Other income (expense)
Interest income	–	–	–
Interest expense-convertible subordinated notes	–	–	–
Interest expense-other	(1.0)	(1.6)	(1.8)
Provision for Medicare settlement related to terminated operations	–	(2.6)	–
Other	–	–	–

Loss from continuing operations	(.3)	(3.3)	(3.7)

Discontinued operations:
Income (loss) from discontinued operations before contractual revision	.4	(.5)	(1.6)
Contractual revision of previously recorded medical claims and other liabilities from discontinued operations	–	–	5.1

Income (loss) from discontinued operations	.4	(.5)	3.5

Net income (loss)	.1%	(3.8)%	(.2)%

The financial results discussed below relate to our operations for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002.

Revenue from Continuing Operations

     Medical services revenue for Fiscal 2003 increased 6.4% to approximately $101,410,000 from approximately $95,350,000 in Fiscal 2002. The increase was primarily the result of increases in the number of Medicare members from whom we receive POP revenue and increases in the premium revenue per member. Additionally, on September 18, 2003, we were notified by our Medicare Fiscal Intermediary that they had completed the reopening of the 1997 RMS cost report which resulted in the original liability of approximately $402,000 being reduced to approximately $40,000. As a result, in the fourth quarter of Fiscal 2003 we recorded an adjustment of approximately $362,000 as a Medicare cost report settlement, which is included in net medical services revenue. (See Note 11 of our Consolidated Financial Statements.)

     Revenue from continuing operations generated by our managed care entities under our contracts with Humana was 73% and 74% of medical services revenue during Fiscal 2003 and Fiscal 2002, respectively. Revenue from continuing operations generated by our managed care entities under our contracts with Vista was 23% and 21% during Fiscal 2003 and Fiscal 2002, respectively. Revenue from continuing operations generated by our home health agencies was approximately $4,245,000 and $4,521,000 or 4% and 5% of medical services revenue during Fiscal 2003 and Fiscal 2002, respectively, and consisted primarily of Medicare reimbursement.

     Other income of $150,000 during Fiscal 2002 represents a settlement payment received from a vendor regarding a dispute which arose during the year. No settlement payments were received in Fiscal 2003.

Expenses from Continuing Operations

     Medical services expenses for Fiscal 2003 were approximately $87,000,000 or 85.8% of medical services revenue compared to approximately $81,798,000 or 85.7% of medical services revenue for Fiscal 2002. Medical services expenses for our managed care operations were approximately $84,743,000 or 83.6% of medical services revenue in Fiscal 2003 compared to approximately $79,735,000 or 83.5% of medical services revenue in Fiscal 2002. Medical services expenses for our home health operations were approximately $2,256,000 or 53.2% of our home health revenue in Fiscal 2003 compared to approximately $2,063,000 or 45.6% of our home health revenue in Fiscal 2002. Medical services expenses for our home health operations were approximately 2.2% of medical services revenue in both Fiscal 2003 and 2002.

     Medical claims represent the costs of medical services provided to our members by providers other than us but which we are financially responsible for under the terms of our full risk contracts with HMOs. Claims expense was approximately $74,046,000 and $69,340,000 for Fiscal 2003 and Fiscal 2002, respectively, or 76.5% and 76.3% of medical services revenues derived from our managed care services for Fiscal 2003 and Fiscal 2002, respectively. Our claims loss ratio varies due to fluctuations in utilization, medical costs and premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing primary care and home health services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to provide medical services to our patients. Other direct costs were approximately $12,953,000 and $12,458,000 during Fiscal 2003 and Fiscal 2002, respectively, or 12.8% and 13.1% of medical services revenues.

     Payroll and employee benefits for administrative personnel was approximately $6,070,000 or 6.0% of total revenue during Fiscal 2003 compared to approximately $5,312,000 or 5.5% of total revenue during Fiscal 2002. The increase in payroll and employee benefits during Fiscal 2003 is primarily due to the following: (i) director compensation of $123,000; (ii) the filling of the general counsel position which had been vacant for nine months in Fiscal 2002; and (iii) annual salary increases and bonuses.

     General and administrative expenses during Fiscal 2003 were approximately $6,188,525 or 6.1% of total revenue compared to approximately $5,074,000 or 5.3% of total revenue during Fiscal 2002. During Fiscal 2002, we adjusted the accruals for various liabilities, including a settlement for a liability related to a closed subsidiary. The adjustment of these liabilities resulted in a reduction of approximately $624,000 of general and administrative expenses during Fiscal 2002. No similar transaction occurred during Fiscal 2003. Additionally, in Fiscal 2003, we experienced an increase in our liability insurance premiums of approximately $390,000.

     Depreciation and amortization for Fiscal 2003 decreased approximately 38% to approximately $636,000 from approximately $1,027,000 in Fiscal 2002. The decrease is due primarily to certain intangible assets which became fully amortized during Fiscal 2002.

Income from Operations

     Income from operations for Fiscal 2003 was approximately $663,000 or 0.7% of total revenues, compared to approximately $819,000 or 0.9% of total revenues for Fiscal 2002. These results include a loss from our home health operations of approximately $1,824,000 in Fiscal 2003 compared to a loss of approximately $1,275,000 in Fiscal 2002, before allocating any corporate overhead expenses.

Interest Expense

     Interest expense during Fiscal 2003 was approximately $962,000 or 1.0% of total revenues compared to approximately $1,574,000 or 1.6% of total revenues during Fiscal 2002. Interest expense during Fiscal 2003 consisted primarily of approximately $578,000 related to amortization of deferred financing costs, approximately $5,700 on the Convertible Subordinated Notes (the “Notes”), approximately $21,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $128,000 on our credit facility and interest expense of approximately $230,000 related to various notes payable. Interest expense during Fiscal 2002 consisted primarily of approximately $1,278,000 related to amortization of deferred financing costs, approximately $12,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $67,000 on our credit facility and interest expense of approximately $217,000 related to various notes payable.

Provision for Medicare Settlement Related to Terminated Operations

     The Provision for Medicare Settlement Related to Terminated Operations recorded during Fiscal 2002, relates to alleged overpayments by CMS to a former subsidiary. On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. On August 13, 1999, RMS was formally dissolved as a corporation with the State of Florida. During the second quarter of Fiscal 2002, we became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports as part of our continuing operations. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996.

     During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including calendar year 1996. While we dispute the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to our home health agencies, we entered into a memorandum of understanding for the 1996 and 1997 cost report years (the “1996 Repayment Memorandum” and the “1997 Repayment Memorandum.”) Under both the 1996 Repayment Memorandum and the 1997 Repayment Memorandum, we agreed to make monthly payments of $10,000 for 24 months for each of the 1996 and 1997 cost report years with the balance due at the end of the respective terms. Although we began making payments under these Memorandums, we retained the right to dispute the Alleged Overpayments. While a liability for the 1997 cost report had previously been recorded, no amounts had been recorded for the 1996 cost report liability primarily due to (i) the indemnification we had received from IHS for any overpayments prior to calendar year 1997; (ii) the cost report including providers which we never owned or operated; and (iii) lack of knowledge of a balance owed to CMS for the 1996 cost report and CMS’ ability to demand payment from us. As such, during the quarter ended March 31, 2002 we recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations. During September 2002, we requested a reopening of the 1996 and 1997 cost reports and supplied various documentation to demonstrate that the Alleged Overpayments are incorrect. On April 25, 2003 the Medicare Fiscal Intermediary notified us of their intent to reopen the 1996 and 1997 cost reports and review the documentation we submitted. On September 18, 2003, the Medicare Fiscal Intermediary notified us that they have completed the reopening of the 1997 cost report and they are currently reviewing the documentation we submitted for the 1996 cost report reopening. There can be no assurance that the 1996 cost report reopening will result in a positive adjustment or reduce the liability outstanding. (See Note 11–Commitments and Contingencies.)

Income (loss) from Discontinued Operations

     Income from discontinued operations was approximately $351,000 during Fiscal 2003 as compared to a loss from discontinued operations of approximately $486,000 during Fiscal 2002. Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations (the “Terminated Vista IPA”). The Terminated Vista IPA, which consisted of 29 physicians at the time of the termination and is considered discontinued operations, contributed approximately $4,511,000 and $10,189,000 in medical services revenue during Fiscal 2003 and Fiscal 2002, respectively. While this termination was intended to streamline our cost structure and stem anticipated operating losses, we may not achieve any financial benefits as a result of terminating these IPA contracts.

Net Income (Loss)

     Net income for Fiscal 2003 was approximately $59,000 compared to a net loss of approximately $3,646,000 for Fiscal 2002.

The financial results discussed below relate to our operations for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001.

Revenue from Continuing Operations

     Medical services revenue for Fiscal 2002 increased 5.5% to approximately $95,350,000 from approximately $90,379,000 in Fiscal 2001. The increase was primarily the result of increases in the premium revenue per member and negotiated increases in the percentage of premium revenue we receive for certain of our members.

     Revenue from continuing operations generated by our managed care entities under our contracts with Humana contract was 74% and 75% of medical service revenue for Fiscal 2002 and Fiscal 2001, respectively. Revenue from continuing operations generated by our managed care entities under our contracts with Vista was 21% and 20% during Fiscal 2002 and 2001, respectively. Revenue from continuing operations generated by our home health agencies was approximately $4,521,000 and $4,555,000 or 5% and 5% of medical services revenue during Fiscal 2002 and Fiscal 2001, respectively, and consisted primarily of Medicare reimbursement.

     Other income of $150,000 during Fiscal 2002 represents a settlement payment received from a vendor regarding a dispute which arose during the year. No settlement payments were received in Fiscal 2001.

Expenses from Continuing Operations

     Medical services expenses for Fiscal 2002 were approximately $81,798,000 or 85.7% of medical services revenue compared to approximately $81,121,000 or 89.8% of medical services revenue for Fiscal 2001. Medical services expenses for our managed care operations were approximately $79,735,000 or 83.5% of medical services revenue in Fiscal 2002 compared to approximately $79,231,000 or 87.7% of medical services revenue in Fiscal

2001. Medical services expenses for our home health operations were approximately $2,063,000 or 45.6% of our home health revenue in Fiscal 2002 compared to approximately $1,890,000 or 41.5% of our home health revenue in Fiscal 2001. Medical services expenses for our home health operations were approximately 2.2% and 2.1% of medical services revenue in Fiscal 2002 and 2001, respectively.

     Medical claims represent the costs of medical services provided to our members by providers other than us but which we are financially responsible for under the terms of our full risk contracts with HMOs. Claims expense was approximately $69,340,000 and $68,620,000 for Fiscal 2002 and Fiscal 2001, respectively, or 76.3% and 80.0% of medical services revenues derived from our managed care services during Fiscal 2002 and Fiscal 2001, respectively. Our claims loss ratio varies due to fluctuations in utilization, medical costs and premium revenues. Medical claims as a percentage of revenues declined in Fiscal 2002, primarily due to decreased utilization and various benefit changes instituted by the HMOs that became effective January 1, 2002, such as requiring copayments for certain prescription drugs in selected counties in which we operate. These positive trends were offset, to some extent, in the fourth quarter by an increase in the cost of stop-loss insurance provided by Vista for our Medicare members of approximately $60 per member per month.

     Other direct costs include the salaries and benefits of health professionals providing primary care and home health services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to provide medical services to our patients. Other direct costs were approximately $12,458,000 and $12,501,000 during Fiscal 2002 and 2001, respectively, or 13.1% and 13.8% of medical services revenues.

     Payroll and employee benefits for administrative personnel was approximately $5,312,000 or 5.5% of total revenue during Fiscal 2002 compared to approximately $5,288,000 or 5.9% of total revenue during Fiscal 2001.

     General and administrative expenses during Fiscal 2002 were approximately $5,074,000 or 5.3% of total revenue compared to approximately $5,446,000 or 6.0% of total revenue during Fiscal 2001.

     Depreciation and amortization for Fiscal 2002 decreased approximately 64% to approximately $1,027,000 from approximately $2,878,000 in Fiscal 2001. Effective July 1, 2001, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators arise. Amortization expense of approximately $1,061,000 was recorded in Fiscal 2001 for goodwill that was not subject to amortization in Fiscal 2002 under SFAS No. 142. Additionally, certain tangible assets became fully depreciated and other intangible assets became fully amortized during Fiscal 2002. Depreciation and amortization expense during Fiscal 2002 was reduced by approximately $791,000 for these fully depreciated and amortized assets.

Gain on Extinguishment of Debt

     Effective June 30, 2001, we completed a restructuring (the “Fiscal 2001 Restructuring”) of our Convertible Subordinated Notes and as a result recorded a gain on the extinguishment of debt of approximately $3,503,000. The gain resulted primarily from the conversion of $6,219,511 of the outstanding principal balance into 6,219,511 shares of common stock, which were valued at approximately $1,804,000 based on the closing price of our common stock on June 29, 2001, the recording of approximately $595,000 of interest which will accrue on the remaining balance of the Notes under the revised terms of the agreement through the maturity date of October 31, 2005, the recording of a new note payable (the “New Note”) in the amount of $912,195 and the recording of approximately $277,000 of interest which will accrue on the New Note. We have not provided for income taxes on the gain because we believe we will be able to utilize certain of our net operating loss carryforwards to offset any income tax liability related to this transaction.

Income (loss) from Operations

     Income from operations for Fiscal 2002 was approximately $819,000 or .9% of total revenues, compared to a loss from operations of approximately $1,694,000 or 1.9% of total revenues for Fiscal 2001. These results include a loss from our home health operations of approximately $1,275,000 in Fiscal 2002 compared to a loss of approximately $534,000 in Fiscal 2001 before allocating any corporate overhead expenses.

Interest Expense

     Interest expense during Fiscal 2002 was approximately $1,574,000 or 1.6% of total revenues compared to approximately $1,633,000 or 1.8% of total revenues during Fiscal 2001. Interest expense during Fiscal 2002 consisted primarily of approximately $1,278,000 related to amortization of deferred financing costs, approximately $12,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $67,000 on the credit facility and interest expense of approximately $217,000 related to various notes payable. Interest expense during Fiscal 2001 consisted primarily of approximately $1,281,000 related to amortization of deferred financing costs, approximately $110,000 of imputed interest expense on non-interest bearing notes, interest expense of approximately $16,000 on the credit facility and interest expense of approximately $226,000 related to various notes payable. The Notes were restructured on June 30, 2001. In accordance with Statement of Financial Accounting Standards, No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” (“SFAS No. 15”) all interest which would accrue over the remaining term of the Notes is included in the outstanding Notes on the balance sheet. Therefore, no interest expense will be recorded on the Notes through the maturity date as a result of the terms of the Fiscal 2001 Restructuring. (See Note 4 of our Consolidated Financial Statements.)

Provision for Medicare Settlement Related to Terminated Operations

     As discussed above, the Provision for Medicare Settlement Related to Terminated Operations recorded during Fiscal 2002 of approximately $2,441,000 relates to alleged overpayments by CMS to a former subsidiary. (Also see Note 11 to our Consolidated Financial Statements.)

(Loss) income from Discontinued Operations

     Loss from discontinued operations was approximately $486,000 during Fiscal 2002 as compared to income from discontinued operations of approximately $3,156,000 during Fiscal 2001. Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations. The Terminated Vista IPA, which consisted of 29 physicians at the time of the termination and is considered discontinued operations, contributed approximately $10,189,000 and $22,228,000 in medical services revenue during Fiscal 2002 and 2001, respectively. The decrease in medical services revenue of approximately 54% from Fiscal 2001 to Fiscal 2002 resulted from an amendment to this IPA contract (the “2001 Amendment”). Among other things, the 2001 Amendment terminated our association with certain physician practices effective April 1, 2001 through May 31, 2001, which represented approximately 70% of this IPA’s membership at that time, and eliminated the medical claims liability incurred by the IPA through March 31, 2001 and reduced other liabilities to the HMO. As a result, we recorded a contractual revision of previously recorded medical claims and other liabilities of approximately $4,638,000 in Fiscal 2001. The IPA’s member months were approximately 17,700 and 44,400 during Fiscal 2002 and 2001, respectively.

Net Loss

     Net loss for Fiscal 2002 was approximately $3,646,000 compared to a net loss of approximately $138,000 for Fiscal 2001.

Liquidity and Capital Resources

     Our auditors’ opinion on the June 30, 2003 consolidated financial statements states that, although our financial statements have been prepared on a going concern basis, there is a significant uncertainty as to whether we will be able to fund our obligations and satisfy our debt obligations as they become due in Fiscal 2004. At June 30, 2003, our working capital deficit was approximately $5,211,000, our total indebtedness accounted for approximately 87% of our total capitalization and we had principal and interest of approximately $2,363,000 outstanding under our credit facility.

     Our credit facility matures on March 31, 2004, is personally guaranteed by one of our principal shareholders (see Note 5 to our consolidated financial statements), contains, among other things, a financial covenant that requires us to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003 and measured quarterly thereafter and is collateralized by all of our assets. There can be no assurances that we will be able to meet this financial covenant at December 31, 2003 or be able to maintain it as required by the credit facility. Our failure to satisfy this financial covenant could result in a default under our credit facility. If a default occurs under our credit facility, the lender could elect to declare all our outstanding borrowings, as well as accrued interest, to be due and payable and require us to apply our available cash to repay these borrowings. Based on our current cash flow projections, it appears unlikely that we will have sufficient funds available to fully repay the credit facility on or before March 31, 2004. Additionally, uncertainty exists as to whether we will be able to extend or replace the credit facility without extending the personal guarantee of our principal shareholder or finding replacement guarantees, and there can be no assurance that we will be able to obtain such guarantees. Additionally, there can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to us.

     On March 31, 2003, we modified the terms of our Convertible Subordinated Notes Payable. The noteholders extended the principal payment of $1,148,000, which was due on October 31, 2003 to October 31, 2006. In consideration for this modification to the Notes, we issued an aggregate of 344,400 shares of restricted stock to the noteholders and increased the annual interest rate on the deferred principal payment from 7% to 9%. (See Note 4 of the consolidated financial statements.)

     In April 2003, we executed a Physician Group Participation agreement with one of our HMO partners. Pursuant to the PGP Agreement, we will assume certain management responsibilities on a non-risk basis for the HMO’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract consists of a monthly management fee designed to cover our costs for providing these services. Simultaneously with the execution of the PGP agreement, we restructured the terms of a $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4,000,000, which can be asserted by the HMO in the event that (i) continued participation by us under this PGP Agreement may affect adversely the health, safety or welfare of a member or bring the HMO or its provider networks into disrepute; (ii) we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; (iii) we are excluded from participation in any federal healthcare program; (iv) the HMO determines that we have not used our best efforts to perform under the PGP Agreement; or (v) we materially breach the PGP Agreement. Because there are contingent circumstances under which future payments to the HMO for liquidated damages could exceed the amount of debt forgiven, the gain to be recognized from the extinguishment of debt will be deferred and recognized when the liquidated damages are less than the debt forgiven. If we remain in compliance with the terms of the PGP Agreement, Humana, at its option, may reduce the liquidated damages by one-fourth on each of the following dates: October 10, 2003, April 10, 2004, October 9, 2004 and April 10, 2005. If we obtain these reductions, the deferred revenue will be recognized in a manner consistent with the reduction in the liquidated damages. The deferred gain on extinguishment of debt is shown as Deferred Revenue in our Consolidated Balance Sheet. There can be no assurances that we will be able to obtain reductions in the liquidated damages or that Humana will not determine that one of the above events has occurred and assert a claim against us for liquidated damages.

     In Fiscal 2003, we continued to review our operations and institute measures intended to operate profitably and reduce a significant working capital deficiency that resulted from losses incurred in prior years. In spite of the measures we have instituted, our home health agencies have continued to experience significant increases in their direct and indirect costs while their revenues have decreased. This has resulted in home health operating losses in Fiscal 2003, 2002, and 2001 of approximately $1,824,000, $1,275,000 and $534,000, respectively, before consideration of interest expense. In the fourth quarter of Fiscal 2003, we began to reorganize the home health agencies in an effort to reduce their overhead costs and began to explore new payor sources to increase patient referrals.

     During Fiscal 2003, the claims loss ratio for our managed care operations has stabilized. However, negative changes in the claims loss ratio, due to increases in the utilization of healthcare services as well as increases in medical costs without counterbalancing increases in premium revenues from our contracts with Health Maintenance Organizations (“HMOs”), would reduce the profitability and cash flows from our managed care operations. See “Our Physician Group Practices Contracts Require Us to Assume the Responsibility of Providing Medicare to our Managed Care Patients.” Historically, we have been able to realize advantageous HMO benefit changes and premium increases in our managed care operations in the third quarter of our fiscal year, which have a positive impact on profitability and cash flow. However, there can be no assurance that any benefit changes will occur or be realized in the third quarter of Fiscal 2004 or that premium increases, if any, will be able to offset any negative health cost trends. If in Fiscal 2004 we are unable to reduce our home health losses by increasing our referrals and reducing our indirect cost and are unable to maintain our current claims loss ratio for our managed care operations, these factors, compounded by the lack of availability of additional financing through the credit facility and the need to make annual payments for medical malpractice insurance which are due in the first and second quarters of Fiscal 2004, will result in a severe strain on our cash flow. There can be no assurances that our efforts to reorganize the home health operations or any potential benefit changes or premium increases in our managed care operations will allow us to meet our cash requirements in Fiscal 2004.

At June 30, 2003, we have payments due on our long-term debt, capital lease obligations, and contractual obligations as follows:

	Payment due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years

Long-Term Debt Obligations	$3,982,890	$2,640,943	$797,322	$544,625
Credit Facility	2,315,000	2,315,000	–	–
Convertible Subordinated Notes Payable, including capitalized interest (1)	4,356,467	233,716	2,974,751	1,148,000
Related Party Notes Payable, including capitalized interest (1)	1,061,187	63,854	997,333	–
Capital Lease Obligations (2)	243,269	87,986	130,535	24,748
Operating Lease Obligations (2)	1,328,872	705,650	541,899	81,323

Total	$13,287,685	$6,047,149	$5,441,840	$1,798,696

(1)	The payments shown above for our Convertible Subordinated Notes Payable and Related Party Notes Payable include interest that was capitalized in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” See Note 4 to our Consolidated Financial Statements.

(2)	The payments shown above for Capital Lease Obligations and Operating Lease Obligations reflect all payments due under the terms of the respective leases. See Note 3 to our Consolidated Financial Statements to reconcile the payments shown above to the capital lease obligation recorded in our Consolidated Balance Sheet.

     We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

     We plan to fund our capital commitments, operating cash requirements and satisfy our obligations from a combination of cash on hand and operating cash flow improvements realized through decreased utilization, HMO premium increases, advantageous HMO benefit changes from our managed care operations and reducing indirect costs and increasing patient referrals for our home health agencies. We continue to focus on strengthening our managed care operations by enhancing our physician network, streamlining our operations and implementing measures to contain the rising costs of providing health services to our members. Such measures include, among other things, emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into our own contracts with health care providers such as medical specialists and recommending that our members utilize hospitals and outpatient facilities that have favorable rate structures. In the fourth quarter of Fiscal 2003 we began to reorganize our home health agencies in an effort to reduce their overhead costs and began exploring new payor sources to increase patient referrals. If we can not maintain our current claims loss ratio for our managed care operations or reduce the home health losses, our business, results of operations, and cash flow may be materially adversely affected and we may be unable to meet our financial obligations as they become due.

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

     Our net income from continuing operations was approximately $59,000 for Fiscal 2003. Net cash provided by continuing operations was approximately $1,382,000. The following were the most significant items which are reflected in our net loss but did not affect our cash flows from operations:

•	Depreciation and amortization, including the amortization of deferred loan costs, reduced net income by approximately $1,237,000, without reducing cash from operations.

•	The net increase in due to/from Medicare was approximately $138,000. This increase reflects the following: (i) the transfer of amounts due to Medicare for overpayments in prior years for filed cost reports to long term debt upon agreement of repayment terms with CMS; (ii) a decrease in due from Medicare for amounts due to us for filed cost reports for prior years; (iii) an increase in the due from Medicare as a result of the settlement of the RMS 1997 cost report reopening; and (iv) an increase in the receivable from Medicare generated from current home health operations. The transfer of amounts due to Medicare to long-term debt did not impact our loss from continuing operations and did not require a cash outflow from operations. The decrease in due from Medicare for amounts due to us for filed cost reports for prior years did not impact our loss from continuing operations but did provide cash. The increase in the receivable from Medicare resulting from the settlement of the RMS 1997 cost report reopening reduced our loss from continuing operations but did not increase cash flows from operations. The increase in the receivable from Medicare for current operations reduced our loss from continuing operations but did not impact the cash flows from continuing operations.

•	The increase in patient receivables of approximately $273,000 reduced our net loss, but did not provide cash in Fiscal 2003.

•	During Fiscal 2003, we recorded $123,000 in director compensation which was paid through the issuance of 900,000 shares of restricted common stock. This director compensation reduced income from continuing operations without reducing cash from operations.

The following were significant items that affected our cash flows but did not affect our net income:

•	Decreases in other receivables of approximately $423,000 provided cash from operations but did not affect our net loss in Fiscal 2003.

•	Decreases in accounts payable and accrued expenses of approximately $114,000 used cash from operations but did not affect our net loss in Fiscal 2003.

•	Our net receivable from HMOs decreased by approximately $384,000 provided cash in Fiscal 2003, but did not impact our net loss.

     Cash used by discontinued operations was approximately $84,000 for Fiscal 2003.

     Our cash used in investing activities was approximately $137,000 for Fiscal 2003, includes approximately $170,000 primarily for the purchase of equipment and $70,000 for the purchase of a certificate of deposit offset by approximately $100,000 in maturities of restricted cash.

     Our cash used in financing activities was approximately $1,181,000, primarily due to payments of various notes payable.

     The Balanced Budget Act of 1997 directed the Health Care Financing Administration (now CMS) to replace the existing system of risk adjustment, which previously relied solely on demographic factors, with one that took enrollees’ health status into account (the “Medicare Risk Adjustment” or “MRA”). The demographic-only portion of the payment was adjusted for age, gender, Medicaid eligibility, institutional status and working aged status. The revised MRA portion of the payment, however, includes these same categories but adds health status as a new criteria. Such health status is measured by the previous medical costs for inpatient hospital stays incurred by the individual. These are then used to determine each individual’s expected future medical risk and, therefore, how much the health plan in which they are enrolled should be paid. To ensure that health plans had time to adjust to the new payment method, CMS built a five-year transition period into the MRA methodology it adopted. The initial data used to facilitate the transition to MRA was based solely upon inpatient hospital encounter data. For 2000 and 2001, under the Balanced Budget Refinement Act of 1999 (“BBRA”) the transition to risk adjustment was based upon a blend percentage consisting of 10% risk adjustment payment and 90% on the adjustment for demographic factors. For 2002, the blend percentage was adjusted to 20% risk adjustment payment and 80% on the adjustment for demographic factors. The law requires that the ambulatory data be incorporated beginning January 1, 2004, at which time the blend percentage will consist of 30% risk adjustment payment and 70% on the adjustment for demographic factors. In 2005, the blend percentage will consist of 50% risk adjustment payment and 50% on the adjustment for demographic factors. In 2006, the blend percentage will consist of 75% risk adjustment payment and 25% on the adjustment for demographic factors. In 2007, the blend percentage will consist of 100% risk adjustment payment and 0% on the adjustment for demographic factors. Through Fiscal 2003, our payments from the HMOs have substantially been based on the demographic model. However, in Fiscal 2004, we anticipate that the payments we receive from the HMOs will begin reflecting the MRA methodology. At this time, it cannot be determined if this impact will be favorable or unfavorable.

     Approximately 4% of our medical services revenue from continuing operations during Fiscal 2003 was derived from our HHAs. Effective October 1, 2000, two of our HHAs, which primarily provide services to patients eligible under the Medicare program, began to be reimbursed by Medicare under the prospective payment system. Under PPS, we are paid a predetermined fee for services provided to patients for every 60-day period for which care is rendered. Any reduction in reimbursement under a PPS predetermined fee schedule would have a negative impact on our business, results of operations and cash flow.

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

     One of our HMO contracts requires that we fund a claims reserve fund for certain of our staff model clinics. As a result of increased membership, our obligations under this reserve fund increased by approximately $85,000 effective May 1, 2003, and will be paid over five months. At June 30, 2003 the unfunded portion of this required reserve was approximately $50,000. The HMO can only draw upon this reserve in the event that the staff model clinics in question have incurred an account deficit and that we are unable or unwilling to satisfy the HMOs’ demand to fund the deficit. At no time during Fiscal 2003 were the staff model clinics in question in an account deficit position.

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

     On July 30, 2002, the American Stock Exchange notified us it had completed its review of our listing qualifications and has accepted our plan to regain compliance with continued listing standards by December 31, 2003. The plan includes quarterly milestones which, as of the date of the filing of this annual report, we have not met. If we do not show progress in obtaining these milestones or if we are unable to regain compliance with the continued listing standards by December 31, 2003, our common stock may be delisted from the Exchange. As of the date of this filing, we are still below the continued listing requirements of the Exchange with respect to requirements which include the need for us to maintain stockholders’ equity of at least $4 million and not sustain losses from continuing operations and/or net losses in three of our four most recent fiscal years. We are unable to guarantee that the Exchange will continue to list our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2003, our cash equivalents were invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have increased the net loss for Fiscal 2003 and Fiscal 2002 by approximately $25,000 and $15,000, respectively. We have no material risk associated with foreign currency exchange rates or commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in our internal controls or in other factors during the fourth quarter of our fiscal year, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

     The executive officers and directors of Continucare are as follows:

Name	Age	Position

Spencer J. Angel	37	President, Chief Executive Officer, Chief Operating Officer and Director

Janet L. Holt	56	Chief Financial Officer

Richard C. Pfenniger, Jr.	48	Chairman of the Board

Robert J. Cresci	59	Director

Neil Flanzraich	60	Director

Patrick M. Healy	45	Director

Jacob Nudel, M.D.	54	Director

     Spencer J. Angel has served as our President and Chief Executive Officer since November 1999. From July 12, 1999 until his appointment as our President and Chief Executive Officer, he served as our Executive Vice

President and Chief Operating Officer. Mr. Angel has served as a member of our board of directors since September 30, 1999. From 1996 through 2003, Mr. Angel served as director and president of Harter Financial, Inc., a diversified financial consulting firm. See “Certain Relationships and Related Transactions.” In 1999, Mr. Angel served as president and chief executive officer of Medical Laser Technologies, Inc., a company that produces digital x-ray picture archiving and communications systems for cardiac catheterization labs. He was the secretary, treasurer and director of Autoparts Warehouse, Inc., an auto parts retail and service company, from September 1997 to January 1999. From December 1994 through August 1996 Mr. Angel was president of 5 East 41 Check Cashing Corp., a company engaged in the payroll service and armored car business. From November 1991 to 1994 Mr. Angel was an associate attorney with Platzer, Fineberg & Swergold, a law firm specializing in corporate financial reorganizations.

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

     Richard C. Pfenniger, Jr. has served as one of our directors since March 2002. In September 2002, Mr. Pfenniger was appointed chairman of our board of directors. Until its sale in July 2003, Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. since 1997 and as a director of Whitman Education Group, Inc. since 1992. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX. Mr. Pfenniger currently serves as a director of IVAX.

     Robert J. Cresci has served as one of our directors since February 2000. He has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc.; Luminex Corporation; Aviva Petroleum Ltd.; j2 Global Communications, Inc.; Candlewood Hotel Co.; SeraCare Life Sciences Inc.; LTWC Corporation and several private companies.

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

     Jacob Nudel, M.D. has served as one of our directors since October 2002. As the founder of MEDWerks.com Corporation, Dr. Nudel has served as their Chief Executive Officer since 2000. From 1995 to 2000, Dr. Nudel served as Chief Executive Officer of Allied Health Group, Inc. From 1992 to 2000, Dr. Nudel also served as Chief Executive Officer of Florida Specialty Network, Inc.

     Officers serve at the pleasure of the board of directors, subject to the terms of any employment agreements. See “Employment Agreements.”

Key Employee

     The following is a key employee of Continucare:

Name	Age	Position

Roberto L. Palenzuela, Esq	40	General Counsel and Secretary

     Roberto L. Palenzuela, Esq. was appointed General Counsel in May of 2002 and Corporate Secretary in February of 2003. Mr. Palenzuela served as an officer and director of Community Health Plan of the Rockies, Inc., a health maintenance organization based in Denver, Colorado from 1994 to 2003. Community Health Plan of the Rockies, Inc. filed for protection under Chapter 11 of the federal bankruptcy laws on November 15, 2002, and was released from Chapter 11 on December 16, 2003. From March 1999 through June 2001, Mr. Palenzuela served as General Counsel of Universal Rehabilitation Centers of America, Inc. (n/k/a Universal Medical Concepts, Inc.), a physician practice management company. Mr. Palenzuela was General Counsel and director for Trident Medical Concepts, Inc., a multi-state physician practice management company from June 1997 to February 1999. On November 18, 1998, Trident Medical Concepts, Inc. filed for protection under Chapter 11 of the federal bankruptcy laws. From May 1996 to June 1997, Mr. Palenzuela was a partner with the law firm of Adams, Gallinar, Iglesias & Palenzuela, P.A.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

     The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of (i) our chief executive officer, and (ii) the other executive officer who was serving as an executive officer at the end of the last fiscal year, whose total annual salary and bonus, determined as of the end of the fiscal year ended June 30, 2003, exceeded $100,000 (hereinafter referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long-Term
	Annual Compensation				Compensation

Name and	Fiscal			Other Annual	No. of Securities	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation	Underlying Options	Compensation

Spencer J. Angel,	2003	259,000	0	(1)	200,000 (2)	0
President and Chief	2002	259,000	0	(1)	0	0
Executive Officer	2001	268,307	0	(1)	600,000 (3)	0

Janet L. Holt,	2003	133,887	25,000	(1)	0	0
Chief Financial Officer	2002	127,849	0	(1)	0	0
	2001	103,846	0	(1)	75,000 (4)	0

(1)	The total perquisites and other personal benefits provided is less than 10% of the total annual salary and bonus to such officer.

(2)	200,000 fully vested stock options were awarded on September 23, 2002 in connection with Mr. Angel’s service as a member of the Board of Directors. See “–Director Compensation.”

(3)	100,000 fully vested stock options valued were awarded on July 20, 2000. An additional 500,000 stock options were also awarded on July 20, 2000 and vest ratably over three years. See “–Director Compensation.”

(4)	75,000 stock options were awarded on July 20, 2000 and vest ratably over three years.

Option Grants During Fiscal 2003

     The following table sets forth certain information concerning grants of stock options made during Fiscal 2003 to our Named Executive Officers. We did not grant any stock appreciation rights in Fiscal 2003.

Individual Option Grants in Fiscal 2003

					Potential Realizable Value
					at Assumed Annual Rates of
					Stock Price Appreciation
	Shares of Common				For Option Term (1)
	Stock Underlying	% of Total Granted
Name	Options	to Employees	Option Price ($)	Expiration Date	5%	10%

Spencer J. Angel, President and Chief Executive Officer	200,000	100%	$.36	9/23/12	0	1,000

(1)	The dollar amounts set forth in these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the common stock.

Option Exercises in 2003 and Year End Option Values

     The following table sets forth information with respect to (i) the number of unexercised options held by the Named Executive Officers as of June 30, 2003, and (ii) the value as of June 30, 2003 of unexercised in-the-money options. No options were exercised by any of the Named Executive Officers in Fiscal 2003.

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-Money Options
	at June 30, 2003		at June 30, 2003 (1)

	Exercisable	Unexercisable	Exercisable	Unexercisable

Spencer J. Angel	633,333	166,667	$12,000	0
Janet L. Holt	50,000	25,000	0	0

(1)	Market value of shares covered by in-the-money options on June 30, 2003, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

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

     In October 2002, Dr. Jack Nudel was appointed to the Board. At the time of his appointment, Dr. Nudel was entitled to receive either fully vested options to purchase 100,000 shares of common stock or to receive 100,000 shares of restricted stock as compensation for his service as a director. On October 30, 2002, Dr. Nudel elected to receive this award in the form of restricted stock.

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

Compensation Committee Interlocks

     The following directors served as members of the compensation committee during Fiscal 2003: Richard C. Pfenniger, Jr., Neil Flanzraich, Patrick M. Healy and Robert J. Cresci. None of the members of the compensation committee was, at any time either during or before such fiscal year, an employee of ours or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 5, 2003 concerning the beneficial ownership of the common stock by:

•	each person known by Continucare to be the beneficial owner of more than 5% of the outstanding common stock,

•	each of the directors who own our shares,

•	the Named Executive Officers, and

•	all of our executive officers and directors as a group.

All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)	Common Stock (2)

Spencer J. Angel 80 S.W. 8th Street Miami, FL 33131	792,760(3)	1.8

Robert Cresci c/o Pecks Management Partners, Ltd. One Rockefeller Plaza Suite 900 New York, NY 10020	300,000(4)	*

Neil Flanzraich 4400 Biscayne Boulevard Miami, FL 33137	200,000	*

Patrick Healy 1670 Atlantic Boulevard Jacksonville, FL 32207	301,000(5)	*

Janet L. Holt 80 S.W. 8th Street Miami, FL 33131	50,000(5)	*

Richard C. Pfenniger, Jr 4400 Biscayne Boulevard Miami, FL 33137	205,000	*

Jacob Nudel, M.D. 100 NE 3rd Avenue Suite 490 Fort Lauderdale, FL 33301	100,000	*

Dr. Phillip Frost 4400 Biscayne Boulevard Miami, FL 33137	22,019,450(6)	51.7

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)	Common Stock (2)

Pecks Management Partners Ltd. One Rockefeller Plaza Suite 900 New York, NY 10020	8,511,582(7)	18.6

All directors and executive officers as a group (7 persons)	2,019,480	4.6

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2)	Based on 42,379,001 shares outstanding as of September 5, 2003.

(3)	Includes (i) 800 shares held by Arkangel, Inc., an entity controlled by Mr. Angel; (ii) 150,000 shares held directly by Mr. Angel; (iii) 633,333 shares of common stock underlying options that are currently exercisable, and (iv) 8,627 shares of common stock issuable upon conversion of a convertible promissory note.

(4)	Includes (i) 200,000 shares of stock and (ii) 100,000 shares of common stock underlying options granted that are currently exercisable.

(5)	Represents shares of common stock underlying options that are currently exercisable.

(6)	Includes (i) 20,922,288 shares owned beneficially through Frost Gamma Investments Trust; (ii) 797,162 shares issuable upon conversion of a convertible promissory note beneficially owned through Frost Nevada Investments Trust; (iii) 200,000 shares of common stock underlying options granted that are currently exercisable; and (iv) 100,000 shares of stock. See “Certain Transactions”.

(7)	The information set forth herein is based solely on the most recent Schedule(s) 13G/A filed with the SEC by the entity and, accordingly, may not reflect their respective holdings as of the date of this report. Includes 3,407,927 shares of Common Stock that may be issued upon the conversion of Convertible Subordinated Notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     At June 30, 2003, we had a principal amount of $797,162 outstanding under a convertible promissory note, maturing on October 31, 2005, due to Frost Nevada Investment Trust (“Frost Nevada”), an entity related to Dr. Phillip Frost, our majority shareholder. The annual interest rate on the promissory note to Frost Nevada, which is payable semiannually, increased from 7% to 9% on March 31, 2003 as compensation to Dr. Frost for his extension of his personal guarantee of our credit facility. During Fiscal 2003 we had principal amounts outstanding under convertible promissory notes with October 31, 2005 maturity dates bearing interest at 7% due semi-annually with Harter Financial, entity affiliated with Mr. Angel, and Mr. Angel of $37,386 and $8,627, respectively.

     During Fiscal 2003, we paid approximately $64,000, $3,000 and $1,000 in interest on the convertible promissory notes to Frost Nevada, Harter Financial, and to Mr. Angel, respectively.

     In June 2003, Mr. Angel sold his ownership interest in Harter Financial to which we have an outstanding convertible promissory note of $37,386 as discussed above.

     In addition to increasing the interest rate on a note due to an entity related to Dr. Frost, as discussed above, we also issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost as consideration for his extension of his personal guarantee of our credit facility. The shares of common stock, which were valued at $525,000 based on the closing price of our common stock on March 31, 2003 when the guarantee was granted, have been recorded as a deferred financing cost which will be amortized over the term of the guarantee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years by our principal accountant, Ernst & Young LLP, for professional services rendered for the audit of our annual financial statement and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were as follows:

Fiscal 2003: $202,224
Fiscal 2002: 1$71,900

(2)	Audit-Related Fees

The aggregate fees billed for each of the last two fiscal years for assurance and related services by our principal accountant, Ernst & Young LLP, that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were as follows:

Fiscal 2003: $40,076
Fiscal 2002: $6,000

(3)	Tax Fees

The aggregate fees billed for each of the last two fiscal years for professional services provided by our principal accountant Ernst & Young LLP, for tax compliance, tax advice, and tax planning were as follows:

Fiscal 2003: $43,870
Fiscal 2002: $44,532

(4)	All Other Fees

The aggregate fees billed for each of the last two fiscal years for the products and services provided by our principal accountant, Ernst & Young LLP, other than the services reported in paragraphs (1), (2), and (3) above were as follows;

Fiscal 2003: $19,420
Fiscal 2002: $–

(5)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

     Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

     All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3) Exhibits

3.1	Restated Articles of Incorporation of Company, as amended (3)
3.2	Restated Bylaws of Company (3)
4.1	Form of certificate evidencing shares of Common Stock (3)
4.2	Indenture, dated as of October 30, 1997, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to 8% Convertible Subordinated Notes due 2002 (5)
4.3	Registration Rights Agreement, dated as of October 30, 1997, by and between the Company and Loewenbaum & Company Incorporated (5)
4.4	Continucare Corporation Amended and Restated 1995 Stock Option Plan (7)
4.5	Amended and Restated 2000 Stock Option Plan (17)
4.6	Convertible Subordinated Promissory Note (18)
4.7	Form of Convertible Promissory Note, dated June 30, 2001 (21)
4.8	Amendment to Convertible Promissory Note, dated March 31, 2003, between the Company and Frost Nevada Limited Partnership (21)
4.9	Form of Amendment to Convertible Promissory Note, dated March 31, 2003 (21)
10.1	Employment Agreement between the Company and Charles M. Fernandez dated as of September 11, 1996 (2)
10.2	Agreement and Plan of Merger by and among Continucare Corporation, Zanart Entertainment Incorporated and Zanart Subsidiary, Inc. dated August 9, 1996 (1)
10.3	Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., AARDS, Inc. and Sheridan Healthcorp. Inc (4)
10.4	Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Physician Practice Management, Inc., Rosenbaum, Weitz & Ritter, Inc. and Sheridan Healthcorp, Inc (4)
10.5	Stock Purchase Agreement dated April 10, 1997 by and among Continucare Corporation, Continucare Medical Management, Inc., Arthritis & Rheumatic Disease Specialties, Inc. and Sheridan Healthcare, Inc (4)
10.6	Placement Agreement, dated as of October 27, 1997, between the Company and Loewenbaum & Company Incorporated (5)
10.7	Purchase Agreement, dated as of September 4, 1997, by and among Continucare Corporation, Continucare Physician Practice Management, Inc., a wholly owned subsidiary of Continucare Corporation, DHG Enterprises, Inc. f/k/a Doctor’s Health Group, Inc. and Doctor’s Health Partnership, Inc., both Florida corporations, and Claudio Alvarez and Yvonne Alvarez (6)

10.8	Stock Purchase Agreement, dated as of February 13, 1998, by and among Continucare Corporation, Continucare Rehabilitation Services, Inc., Integrated Health Services, Inc., Rehab Management Systems, Inc., IntegraCare, Inc. and J.R. Rehab Associates, Inc (8)
10.9	Asset Purchase Agreement, dated as of April 7, 1998, by and among: (i) SPI Managed Care, Inc., SPI Managed Care of Hillsborough County, Inc., SPI Managed Care of Broward, Inc., Broward Managed Care, Inc., each a Florida corporation; (ii) First Medical Corporation, a Delaware corporation and First Medical Group, Inc., a Delaware corporation; and (iii) CNU Acquisition Corporation, a Florida corporation (9) and (10)
10.10	Asset Purchase Agreement, dated as of August 18, 1998, by and among: (i) Caremed Health Systems, Inc.; (ii) Caremed Medical Management, Inc.; Caremed Health Administrators, Inc., each a Florida corporation; and (iii) Continucare Managed Care, Inc., a Florida corporation (11)
10.11	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998 (16)
10.12	Asset Purchase Agreement, dated April 7, 1999, by and among: (i) Kessler Rehabilitation of Florida, Inc., a Florida Corporation; Rehab Management Systems, Inc., a Florida Corporation; Continucare Occmed Services, Inc., a Florida Corporation; and Continucare Corporation, a Florida Corporation (12)
10.13	Employment Agreement dated July 12, 1999 between Continucare Corporation and Spencer Angel (13) **
10.14	Lease Agreement, dated as of the 28th day of July 1999, between Doral Park Joint Venture, Lennar Mortgage Holdings Corporation, LNR/CREC Brickell Bayview Limited Partnership, and Universal American Realty Corporation, as tenants-in-common, and Continucare Corporation (16)
10.15	First Amendment to Employment Agreement, dated October 1, 1999, between Charles Fernandez and Continucare Corporation (13)
10.16	First Amendment to Employment Agreement between Spencer J. Angel and the Company, entered into as of the 1st day of November, 1999 (14) **
10.17	Employment Agreement dated October 1, 2001 between Continucare Corporation and Janet L. Holt (20) **
10.18	Agreement, dated March 31, 2003, between the Company and Phillip Frost, M.D., Frost Gamma Investments Trust and Frost Nevada Investments Trust (21)
10.19	Agreement, dated March 31, 2003, between the Company and Pecks Management Partners, Ltd. (21)
10.20	Agreement, dated March 31, 2003, between the Company and Carret & Company (21)
21.1	Subsidiaries of the Company * (Exhibit 21.1)
23.1	Consent of Ernst & Young LLP * (Exhibit 23.1)
31.1	Section 302 Certification of Chief Executive Officer * (Exhibit 31.1)
31.2	Section 302 Certification of Chief Financial Officer * (Exhibit 31.2)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 * (Exhibit 32.1)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 * (Exhibit 32.2)
99.1	Consent Letter and Agreement to the First Supplemental Indenture between the Securityholders of the Convertible Notes due 2002 and Continucare Corporation, dated December 9, 1999 (15)

Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Current Report Form 8-K dated August 9, 1996.

(2)	Form 10-KSB filed with the Commission on September 30, 1996.

(3)	Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.

(4)	Form 8-K filed with the Commission on April 25, 1997.

(5)	Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.

(6)	Form 8-K dated October 31, 1997 and filed with the Commission on November 13, 1997.

(7)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(8)	Form 8-K dated February 13, 1998 and filed with the Commission on February 26, 1997.

(9)	Form 8-K dated April 14, 1998 and filed with the Commission on April 27, 1998.

(10)	Form 8-K/A dated May 11, 1998 and filed with the Commission on May 15, 1998.

(11)	Form 8-K dated and filed with the Commission on September 2, 1998.

(12)	Form 8-K dated April 21, 1999 and filed with the Commission on April 23, 1999.

(13)	Form 10-K/A for the fiscal year ended June 30, 1999.

(14)	Form 10-K/A, Amendment No. 2 for the fiscal year ended June 30, 1999.

(15)	Form 10-Q for the quarterly period ended December 31, 1999

(16)	Form 10-K for the fiscal year ended June 30, 2000

(17)	Form S-8 File No. 333-61246, filed May 18, 2001.

(18)	Form 8-K dated August 3, 2001, filed August 15, 2001.

(19)	Form 10-K for the fiscal year ended June 30, 2001.

(20)	Form 10-Q for the quarterly period ended September 30, 2001.

(21)	Form 10-Q for the quarterly period ended March 31, 2003.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     We filed or furnished two reports on Form 8-K during our fourth quarter ended June 30, 2003

Date Filed or Furnished	Item No.	Description

April 15, 2003	Items 5 and 7	We reported the amendment of our line of credit, the modification of our subordinated debt and the issuance of shares of our common stock.

We also reported the assumption of management responsibilities for an Independent Physician Network and the cancellation of a note with an HMO partner.

May 19, 2003	Items 7 and 9	We announced the results of operations for the third quarter of our fiscal year.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION

By: /s/ Spencer J. Angel

SPENCER J. ANGEL Chief Executive Officer, Chief Operating Officer and President

Dated: September 25, 2003

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Spencer J. Angel Spencer J. Angel	President, Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)	September 25, 2003

/s/ Janet L. Holt Janet L. Holt	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	September 25, 2003

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board	September 25, 2003

/s/ Robert J. Cresci Robert J. Cresci	Director	September 25, 2003

/s/ Neil Flanzraich Neil Flanzraich	Director	September 25, 2003

/s/ Patrick Healy Patrick Healy	Director	September 25, 2003

/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	September 25, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Continucare Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Continucare Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation and subsidiaries at June 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that Continucare Corporation and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency and its credit facility matures on March 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill during the year ended June 30, 2002.

/s/ ERNST & YOUNG LLP

Miami, Florida September 22, 2003

CONTINUCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$160,743	$180,410
Certificates of deposit, current	101,258	100,813
Accounts receivable, net of allowance for doubtful accounts of $4,823,000 and $4,807,000, respectively	323,443	94,967
Other receivables	410,765	834,227
Due from Medicare, net	258,930	–
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $13,014,000 and $12,480,000, respectively	1,414,469	1,798,651
Prepaid expenses and other current assets	572,744	548,322

Total current assets	3,242,352	3,557,390
Certificates of deposit	30,000	60,000
Assets related to discontinued operations	–	6,646
Equipment, furniture and leasehold improvements, net	632,402	580,779
Goodwill, net of accumulated amortization of approximately $3,661,000,	14,663,392	14,663,392
Managed care contracts, net of accumulated amortization of approximately $1,717,000 and $1,364,000, respectively	1,793,431	2,146,243
Deferred financing costs, net of accumulated amortization of $3,562,000 and $2,985,000, respectively	518,382	435,375
Other assets, net	120,017	97,160

Total assets	$20,999,976	$21,546,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$683,488	$680,443
Accrued expenses	2,283,048	2,400,410
Liabilities related to discontinued operations, net	110,345	629,789
Credit Facility	2,315,000	2,315,000
Due to Medicare, net	–	350,991
Current portion of convertible subordinated notes payable	233,716	273,896
Current portion of long-term debt	2,640,943	4,375,329
Current portion of related party note payable	63,854	63,854
Accrued interest payable	51,754	10,708
Current portion of capital lease obligations	70,913	107,479

Total current liabilities	8,453,061	11,207,899
Deferred revenue	3,850,000	–
Capital lease obligations, less current portion	125,606	42,171
Convertible subordinated notes payable	4,122,751	4,356,468
Long-term debt, less current portion	1,341,947	3,597,122
Related party note payable, less current portion	997,333	1,061,186

Total liabilities	18,890,698	20,264,846
Commitments and contingencies
Shareholders’ equity
Common stock, $0.0001 par value: 100,000,000 shares authorized; 45,375,194 shares issued and 42,379,001 shares outstanding at June 30, 2003; and 42,630,794 shares issued and 39,634,601shares outstanding at June 30, 2002	4,239	3,964
Additional paid-in capital	60,279,880	59,511,614
Accumulated deficit	(52,750,140)	(52,808,738)
Treasury stock (2,996,192 shares at June 30, 2003 and 2002)	(5,424,701)	(5,424,701)

Total shareholders’ equity	2,109,278	1,282,139

Total liabilities and shareholders’ equity	$20,999,976	$21,546,985

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	2003	2002	2001

Medical services revenue, net	$101,409,690	$95,350,313	$90,379,461
Other income	–	150,000	–

Subtotal	101,409,690	95,500,313	90,379,461

Expenses
Medical services:
Medical claims	74,046,265	69,340,067	68,620,251
Other	12,953,301	12,457,814	12,500,520

Total medical services	86,999,566	81,797,881	81,120,771

Payroll and employee benefits	6,070,398	5,312,498	5,287,786
Provision for bad debts	44,333	65,668	50,000
Professional fees	807,222	1,404,337	1,177,578
General and administrative	6,188,525	5,073,980	5,446,059
Gain on disposal of property and equipment	–	–	(383,375)
Depreciation and amortization	636,359	1,027,222	2,878,131
Gain on extinguishments of debt	–	–	(3,503,188)

Subtotal	100,746,403	94,681,586	92,073,762

Income (loss) from operations	663,287	818,727	(1,694,301)

Other income (expense)
Interest income	6,647	36,124	32,358
Interest expense	(962,032)	(1,573,869)	(1,632,932)
Provision for Medicare settlement related to terminated operations	–	(2,440,971)	–
Other	–	–	1,425

Loss from continuing operations	(292,098)	(3,159,989)	(3,293,450)

Discontinued operations:
Income (loss) from discontinued operations before contractual revision	350,696	(486,399)	(1,482,657)
Contractual revision of previously recorded medical claims and other liabilities from discontinued operations	–	–	4,638,205
Income (loss) from discontinued operations	350,696	(486,399)	3,155,548

Net income (loss)	$58,598	$(3,646,388)	$(137,902)

Basic and diluted net income (loss) per common share
Loss from continuing operations per common share	$(.01)	$(.08)	$(.10)
Income (loss) from discontinued operations per common share	.01	(.01)	.10

Net income (loss) per common share	$–	$(.09)	$–

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional			Total
	Common	Paid-In	Accumulated	Treasury	Shareholders'
	Stock	Capital	Deficit	Stock	Equity

Balance at June 30, 2000	$3,325	$57,708,595	$(49,024,448)	$(5,424,701)	$3,262,771

Issuance of stock for debt restructuring	621	1,803,037	–	–	1,803,658

Net loss	–	–	(137,902)	–	(137,902)

Balance at June 30, 2001	3,946	59,511,632	(49,162,350)	(5,424,701)	4,928,527

Issuance of stock as final consideration for a prior business combination	18	(18)	–	–	–

Net loss	–	–	(3,646,388)	–	(3,646,388)

Balance at June 30, 2002	3,964	59,511,614	(52,808,738)	(5,424,701)	1,282,139

Issuance of stock for director compensation	90	122,910	–	–	123,000

Issuance of stock to guarantor of credit facility	150	524,850	–	–	525,000

Issuance of stock as consideration for extension of note repayment terms	35	120,506	–	–	120,541

Net income	—	—	58,598	—	58,598

Balance at June 30, 2003	$4,239	$60,279,880	$(52,750,140)	$(5,424,701)	$2,109,278

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$58,598	$(3,646,388)	$(137,902)
(Income) loss from discontinued operations	(350,696)	486,399	(3,155,548)

Loss from continuing operations	(292,098)	(3,159,989)	(3,293,450)
Depreciation and amortization, including amortization of deferred loan costs	1,236,645	2,317,906	4,268,741
Provision for bad debts	44,333	65,668	50,000
Gain on disposal of property and equipment and release from asset related liabilities	500	(28,642)	(383,375)
Director compensation paid through the issuance of restricted common stock	123,000	–	–
Gain on early extinguishment of debt	–	–	(3,503,188)
Changes in assets and liabilities, excluding the effect of acquisitions and disposals:
Increase in accounts receivable	(272,809)	(79,503)	(36,166)
(Increase) decrease in prepaid expenses and other current assets	(24,422)	(242,061)	62,170
Decrease (increase) in other receivables	423,462	(70,590)	(65,660)
Increase in other assets	(29,629)	(6,641)	(4,604)
Decrease in accounts payable and accrued expenses	(114,317)	(399,151)	(310,831)
Decrease (increase) in Due from HMOs, net	384,182	(1,158,598)	106,248
Increase in due to/from Medicare, net	(137,695)	3,118,054	797,140
Increase (decrease) in accrued interest payable	41,046	(6,995)	11,659

Net cash provided by (used in) continuing operations	1,382,198	349,458	(2,301,316)
Net cash (used in) provided by discontinued operations	(84,189)	(97,865)	707,601

Net cash provided by (used in) operating activities	1,298,009	251,593	(1,593,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash proceeds from disposal of property and equipment	500	–	451,500
Purchase of certificate of deposit	(70,000)	–	–
Proceeds from maturity of certificates of deposit	99,555	26,187	30,000
Property and equipment additions	(170,273)	(185,599)	(230,289)

Net cash (used in) provided by continuing operations	(140,218)	(159,412)	251,211
Net cash provided by discontinued operations	3,593	—	—

Net cash (used in) provided by investing activities	(136,625)	(159,412)	251,211

Continued on next page.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,

	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Convertible Subordinated Notes	(273,897)	(273,896)	(350,000)
Payments on Related Party Notes	(63,853)	(63,854)	–
Principal repayments under capital lease obligation	(112,256)	(106,251)	(96,233)
Payment of deferred financing costs	(15,000)	(15,000)	(15,000)
Repayment of Term and Revolving Notes	–	–	(150,000)
Net increase in Credit Facility	–	1,815,000	500,000
Advances from HMOs	75,000	–	1,450,000
Payments on advances from HMOs	(75,000)	(450,000)	(1,000,000)
Third party assumption of capital lease obligation	(1,789)	–	–
Repayments to Medicare per agreement	(632,750)	(770,746)	(666,704)

Net cash (used in) provided by continuing operations	(1,099,545)	135,253	(327,937)
Net cash used in discontinued operations	(81,506)	(418,494)	–

Net cash used in financing activities	(1,181,051)	(283,241)	(327,937)
Net decrease in cash and cash equivalents	(19,667)	(191,060)	(1,670,441)
Cash and cash equivalents at beginning of fiscal year	180,410	371,470	2,041,911

Cash and cash equivalents at end of fiscal year	$160,743	$180,410	$371,470

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for deferred financing costs	$645,541	$–	$–

Stock issued as final consideration for a prior business combination	$–	$18	$–

Stock issued for extinguishment of debt	$–	$–	$1,803,658

Repayment plans issued for refunds due to Medicare for overpayments	$694,800	$3,267,108	$370,622

Medicare repayment plan canceled due to settlement of cost report reopening	$222,574	$–	$–

Purchase of furniture and fixtures with proceeds of capital lease obligations	$167,258	$48,784	$127,428

Cash paid for interest	$325,337	$266,945	$580,665

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

Continucare Corporation (“Continucare” or the “Company”), which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home health care services in Florida. As of June 30, 2003 the Company operated, owned and/or managed: (i) fifteen staff model clinics in South and Central Florida; an Independent Practice Association with six physicians; and five Home Health agencies. Additionally at June 30, 2003, the Company was in the start up phase of contracting with physicians and managing an IPA on a no-risk basis. For Fiscal 2003, approximately 73% of net medical services revenue from continuing operations was derived from managed care contracts with Humana Medical Plans, Inc. (“Humana”) and 23% of net medical services revenue from continuing operations was derived from managed care contracts with Vista Healthplan of South Florida, Inc. and Vista Healthplan (collectively “Vista”) (formerly Foundation Health Corporation Affiliates). (Humana and Vista may hereinafter be collectively referred to as “the HMOs”.) For Fiscal 2002, approximately 74% of net medical services revenue from continuing operations was derived from managed care contracts with Humana and 21% of net medical services revenue from continuing operations was derived from managed care contracts with Vista. For Fiscal 2001, approximately 75% of net medical services revenue from continuing operations was derived from managed care contracts with Humana and 20% of net medical services revenue from continuing operations was derived from managed care contracts with Vista.

In Fiscal 2003, the Company continued to review operations and institute measures intended to operate profitably and reduce a significant working capital deficiency that resulted from losses incurred in prior years. In an effort to streamline the cost structure and stem anticipated operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its independent practice associations (“Terminated IPA”). The Terminated IPA, which consisted of 29 physicians at the time of the termination and is shown as discontinued operations, contributed approximately $4,511,000 in revenue and generated operating income of approximately $351,000 in Fiscal 2003. Severance costs and other exit costs resulting from the termination of the IPA totaled less than $10,000 and were paid prior to June 30, 2003. At June 30, 2003, liabilities related to discontinued operations of approximately $110,000 consisted primarily of net amounts due to the HMO for medical claims incurred by the Terminated IPA prior to January 1, 2003 and other payables which arose during the ordinary course of business. There can be no assurances that the Company will achieve any financial benefits as a result of terminating these IPA contracts.

In April 2003, the Company executed a Physician Group Participation Agreement (the “PGP Agreement”) with one of its HMO partners. Pursuant to the PGP Agreement, the Company will assume certain management responsibilities on a non-risk basis for the HMO’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract consists of a monthly management fee designed to cover the costs for providing these services. Simultaneously with the execution of the PGP agreement, the Company restructured the terms of a $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4,000,000, which can be asserted by the HMO in the event that (i) continued participation by the Company under this PGP Agreement may affect adversely the health, safety or welfare of a member or bring the HMO or its provider networks into disrepute; (ii) the Company engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (iii) the Company is excluded from participation in any federal healthcare program; (iv) the HMO determines that the Company has not used its best efforts to perform under the PGP Agreement; or (v) the Company materially breaches the PGP Agreement. Because there are contingent circumstances under which future payments to the HMO for liquidated damages could exceed the amount of debt forgiven, the gain to be recognized from the extinguishment of debt has been deferred and will be recognized when the liquidated damages are less than the debt forgiven. If the Company remains in compliance with the terms of the PGP Agreement, the HMO, at its option, may reduce the liquidated damages by one-fourth on each of the following dates: October 10, 2003, April 10, 2004, October 9, 2004 and April 10, 2005. If the Company obtains these reductions, the deferred revenue will be recognized in a manner consistent with the reduction in the liquidated damages.

In spite of the measures taken in Fiscal 2003 intended to operate profitably, the home health agencies have continued to experience increases in their direct and indirect costs while their revenues have decreased. This has resulted in home health operating losses in Fiscal 2003, Fiscal 2002 and Fiscal 2001 of approximately $1,824,000, $1,275,000 and $534,000, respectively, before consideration of interest expense. In the fourth quarter of Fiscal 2003, the

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company began to reorganize the home health agencies in an effort to reduce their overhead costs and began exploring new payor sources to increase patient referrals. While in prior years, the Company has experienced fluctuations in the claims loss ratio for its managed care operations, in Fiscal 2003 the claims loss ratio has stabilized. The claims loss ratio in Fiscal 2003, 2002 and 2001 was 76.5%, 76.3% and 80.0%, respectively. The Company continues to focus on strengthening its managed care operations by enhancing its physician network, streamlining its operations and implementing measures to contain the rising costs of providing health services to its members. Such measures include, among other things, emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into contracts with health care providers such as medical specialists and recommending that its members utilize hospitals and outpatient facilities that have favorable rate structures. However, there can be no assurances that in the future the Company will not experience a negative change in the claims loss ratio. Negative changes in the claims loss ratio, which result from increases in the utilization of healthcare services as well as increases in medical costs without counterbalancing increases in premium revenues from the Company’s contracts with Health Maintenance Organizations (“HMOs”), would reduce the profitability and cash flows of our managed care operations.

Although the financial statements have been prepared assuming that the Company will continue as a going concern, there is significant uncertainty as to whether the Company will be able to fund its obligations and satisfy its debt obligations as they become due in Fiscal 2004. At June 30, 2003, the working capital deficit was approximately $5,211,000, total indebtedness accounted for approximately 87% of the Company’s total capitalization and the Company had principal and interest of approximately $2,363,000 outstanding under the credit facility. The credit facility matures on March 31, 2004, is personally guaranteed by Dr. Phillip Frost, one of our principal shareholders, and contains among other conditions, a financial covenant that requires the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003 and measured quarterly thereafter. (See Note 5.) There can be no assurances that the Company will be able to meet this financial covenant at December 31, 2003 or be able to maintain it as required by the credit facility. The failure to satisfy this financial covenant could result in a default under the credit facility. If a default occurs, the lender could elect to declare all outstanding borrowings, as well as accrued interest, to be due and payable and require the Company to apply all available cash to repay these borrowings. Based on the Company’s current cash flow projections, it appears unlikely that we will have sufficient funds available to fully repay the credit facility on or before March 31, 2004. Additionally, uncertainty exists as to whether the Company will be able to extend or replace the credit facility without either extending the personal guarantee of Dr. Frost or finding replacement guarantees, and there can be no assurances that the Company will be able to obtain such guarantees. There can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to the Company.

The Company plans to fund its capital commitments, operating cash requirements and satisfy its obligations from a combination of cash on hand and operating cash flow improvements realized from decreased utilization, HMO premium increases and advantageous HMO benefit changes for its managed care operations and reducing indirect costs and increasing patient referrals for its home health agencies. If in Fiscal 2004, the Company is unable to reduce the home health losses and is unable to maintain the current claims loss ratio for the managed care operations, these factors, compounded by the lack of availability of additional financing through the credit facility and the need to make annual payments for medical malpractice insurance which are due in the first and second quarters of Fiscal 2004, will result in the Company experiencing a severe strain on its cash flow. There can be no assurances that the measures discussed above will provide sufficient cash flow to fund the Company’s cash requirements in Fiscal 2004.

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

Certificates of Deposit—Certificates of deposit have original maturities of greater than three months and are pledged as collateral in support of various stand-by letters of credit issued as security for various lease and insurance policies.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable—Accounts receivable result primarily from medical services provided to patients on a fee-for-service basis. Fee-for-service amounts are paid by government sponsored health care programs (primarily Medicare and Medicaid), insurance companies, self-insured employers and patients.

Accounts receivable include an allowance for contractual adjustments, charity and other adjustments. Contractual adjustments arise from the Company’s home health operations when we enter into contracts with insurance companies or other payors to provide services at rates which are less than our standard charges. The contractual adjustment is known at the time services are provided and recorded at the same time that revenue, based on the Company’s standard rates, is recorded. Revenue is shown net of the contractual adjustment on the income statement.

Charity and other adjustments, which were immaterial for the years ended June 30, 2003, 2002, and 2001, represent services provided to patients for which fees are not expected to be collected at the time the service is provided. Accounts receivable are also presented net of intermediary final settlement adjustments.

Due to/from Medicare, net—Due to/from Medicare results primarily from medical services provided by the Company’s home health operations to Medicare beneficiaries. Through September 30, 2000, the Company’s services to Medicare beneficiaries were paid based on a reasonable cost methodology. The Company was reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and audits thereof by the payor. Prior to the final settlement, the Company recorded an estimate of either a receivable from or liability to Medicare based on the filed cost report. Changes in the estimated settlements recorded by the Company may be adjusted in future periods as final settlements are determined. The Company has not had any material settlements with third-party payors that have not been disclosed.

Since October 31, 2000, the Company’s home health services to Medicare beneficiaries have been paid under a prospective payment system (“PPS”) administered by the Medicare program. Under this program the Company is paid a predetermined fee for each patient which considers the patient’s condition and treatment plan for a sixty-day episode of care. Contractual adjustments are estimated on the Company’s Medicare home health services because the amount initially recorded as revenue is based on the patient’s condition and treatment plan at the start of care. Events which can occur that could result in changes to the final revenue received include modifications to the plan of care, length of that care and other factors. The Company estimates these adjustments based on historical experience for Medicare reimbursement. Revenue is shown net of the contractual adjustment on the income statement.

Due from HMOs—The HMOs pay medical claims and other costs on our behalf. Our contract with the HMOs requires that the HMOs offset the medical claims expense, calculated as claims they have paid on our behalf plus the HMOs’ estimate of claims incurred but not reported, with the revenue we have earned and remit to us a net payment. Therefore, the amounts due from HMOs are presented in the balance sheet net of the estimated amounts for incurred but not reported medical claims.

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

Goodwill and Other Intangible Assets–Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Prior to the adoption of SFAS No. 142, costs in excess of net tangible assets acquired were stated net of accumulated amortization and amortized on a straight-line basis over periods ranging from 3 to 20 years. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are reviewed annually for impairment, or more frequently if certain indicators arise. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment annually, or more frequently if certain indicators arise, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, loss of a key HMO contract,

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of a business that is to be sold.

As the Company operates in a single segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida, management has determined that the Company has a single reporting unit and performs the impairment test for goodwill on an enterprise level. In performing the impairment test, the fair value of the Company, as determined by the current market value of the common stock, is compared to the current carrying value of the total net assets, including goodwill and intangible assets. The Company performs the annual impairment test on May 1st of each year. Should it be determined that an indicator of impairment has occurred, such as those noted above, the Company would be required to perform an additional impairment test which could result in the determination that a portion of the intangible assets are impaired and must be written-off. Depending on the market value of the common stock at the time that an impairment test is required, there is a risk that a portion of the intangible assets would be considered impaired and must be written-off during that period.

The Company completed its annual impairment test in accordance with SFAS No. 142 on May 1, 2003 and 2002 and determined that no impairment existed. Prior to the adoption of SFAS No. 142, impairment testing was performed annually in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. No impairment charges were required at June 30, 2003, 2002 or 2001.

Intangible assets subject to amortization are being amortized over a weighted-average amortization period of 6.5 years. Total amortization expense for intangible assets subject to amortization was approximately $360,000, $691,000 and $2,416,000 during Fiscal 2003, 2002 and 2001, respectively. The estimated aggregate amortization expense will be approximately $355,000 for each of the five succeeding fiscal years. Intangible assets subject to amortization are summarized as follows:

		June 30,

		2003	2002

				Estimated Useful
		Accumulated	Accumulated	Life
	Intangible Asset	Amortization	Amortization	(in years)

Managed Care Contracts	$3,509,985	$1,716,554	$1,363,742	9.6

Had the Company accounted for its goodwill and other intangible assets not subject to amortization under SFAS No. 142 for all periods presented, the Company’s net loss and loss per share would have been as follows:

	Year Ended June 30,

	2003	2002	2001

Reported Net Income (Loss):	$58,598	$(3,646,388)	$(137,902)
Add back amortization of intangible assets no longer subject to amortization	–	–	1,061,315

Adjusted net income (loss)	$58,598	$(3,646,388)	$923,413

Basic and diluted earnings per share:
Reported net (loss) income	$–	$(.09)	$–
Goodwill amortization	—	–	.03

Adjusted net earnings (loss) per share	$–	$(.09)	$.03

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

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Convertible subordinated notes payable—The fair value was approximately $1,643,000 and $743,000 at June 30, 2003 and 2002, respectively, based on the market value of the Company’s common stock.

Related party notes payable—The fair value was approximately $383,000 and $173,000 at June 30, 2003 and 2002, respectively, based on the market value of the Company’s common stock.

Long-term debt and capital lease obligations—The carrying value at June 30, 2003 and 2002 approximates fair value based on the terms of the obligations. The Company has imputed interest on non-interest bearing debt using an incremental borrowing rate of 8%

Extinguishments of Debt—In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”). Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion No. 30”). Any gain or loss on extinguishments of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies were required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002 but could elect to early adopt.

The Company elected to adopt the provisions of SFAS No. 145 during the fourth quarter of Fiscal 2002. The Company has reviewed the extinguishments of debt that were presented as extraordinary items in prior periods and determined that they do not meet the criteria for such classification under SFAS No. 145 and Opinion No. 30. As such, all extinguishments of debt in prior periods have been reclassified and included in Loss/Income from Operations in the Consolidated Statements of Operations.

Accounting for Stock-Based Compensation—The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Note 9).

Stock options issued to independent contractors or consultants are accounted for in accordance with SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation..”

Although the Company follows APB 25 for its employee stock options, SFAS No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure,” requires the Company to disclose the pro forma net loss had the stock options been recorded at the estimated fair value of the options and amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended June 30,

	2003	2002	2001

Net income (loss):
As reported	$58,598	$(3,646,388)	$(137,902)
Pro forma	$(61,570)	$(3,646,388)	$(137,902)

Basic and diluted earnings (loss) per share:
As reported	$–	$(.09)	$–
Pro forma	$–	$(.09)	$–

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

Under the Company’s full risk contracts with Humana and Vista, the Company receives a fixed, monthly fee from the HMOs for each covered life in exchange for assuming responsibility for the provision of medical services. Total medical services net revenue from continuing operations related to Vista approximated 23%, 21% and 20% for Fiscal 2003, 2002 and 2001, respectively. Total medical services net revenue from continuing operations relating to Humana approximated 73%, 74% and 75% for Fiscal 2003, 2002 and 2001, respectively. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided.

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid healthcare services with HMOs. No contracts are considered loss contracts at June 30, 2003 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

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

Since October 1, 2000, the Company’s home health services to Medicare beneficiaries have been paid under a prospective payment system administered by the Medicare program. Under this program, the Company is paid a predetermined fee for services provided to patients for every 60-day period for which care is rendered.

Revenue from the Medicare and Medicaid programs accounted for approximately 3%, 4% and 5% of the Company’s net medical services revenue for Fiscal 2003, 2002 and 2001, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. The Company

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is not aware of any material claims, disputes or unsettled matters with Medicare or other third-party payors that have not been disclosed.

Medical Service Expense—The Company contracts with or employs various health care providers to provide medical services to its patients. Primary care physicians are compensated on either a salary or capitation basis. For patients enrolled under full risk managed care contracts, the cost of specialty services are paid on either a fee for service, per diem or capitation basis.

The cost of health care services provided or contracted for under full risk managed care contracts is accrued in the period in which it is provided. In addition, the Company provides for claims incurred but not yet reported based on past experience and current factors and compared to an independent actuarial calculation. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Although considerable variability is inherent in such estimates, management believes that the amounts accrued are adequate.

Reinsurance (stop-loss insurance)—Reinsurance premiums are reported as health care cost which are included in medical service expense in the accompanying Consolidated Statements of Operations, and reinsurance recoveries are reported as a reduction of related health care costs.

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

Derivative Instruments and Hedging Activities—In Fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In Fiscal 2003 and 2002, the Company did not have any derivative instruments and had not entered into any hedging activities as defined in SFAS No. 133.

New Accounting Pronouncements– Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 — EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

	June 30,		Estimated
			Useful Lives
	2003	2002	(in years)

Furniture, fixtures and equipment	$2,569,435	$2,456,027	3-5
Furniture and equipment under capital lease	516,125	365,129	5
Vehicles	–	2,184	5
Leasehold improvements	157,359	107,398	5

	3,242,919	2,930,738
Less accumulated depreciation	(2,610,517)	(2,349,959)

	$632,402	$580,779

Depreciation expense for the years ended June 30, 2003, 2002 and 2001 was approximately $279,000, $336,000 and $462,000, respectively.

The Company has entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over 3 to 5 years and the Company has used incremental borrowing rates ranging from 9% to 35% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $303,000 at June 30, 2003. Amortization of assets recorded under capital lease agreements was approximately $99,000 for the year ended June 30, 2003, and is included in depreciation expense for all years presented.

Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2004	$87,986
2005	73,002
2006	57,533
2007	20,329
2008	4,419

243,269
Less amount representing imputed interest	46,750

Present value of obligations under capital lease	196,519
Less current portion	70,913

Long-term capital lease obligations	$125,606

NOTE 4 — CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTE PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes Payable (the “Original Notes”) due on October 31, 2002. As described below, through a series of repurchases and restructurings in Fiscal 2001 and 2000, the outstanding principal balance was approximately $3,913,000 at June 30, 2003.

At the time the Original Notes were issued, interest accrued at 8% and was payable semiannually beginning April 30, 1998. The Original Notes could be converted into shares of common stock of the Company at a conversion price of $7.25 per share at any time after 60 days following the date of initial issuance which is adjusted upon the occurrence of certain events. In addition, the Original Notes were redeemable, in whole or in part, at the option of the Company

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

at any time on or after October 31, 2000, at redemption prices (expressed as a percentage of the principal amount) ranging from 100% to 104%.

On August 12, 1998, the Company repurchased $1,000,000 of the Original Notes and recorded a gain on retirement of debt of $130,197. The Company used cash from operations to redeem the Original Notes.

On April 30, 1999 (the “April 1999 Default Date”), the Company defaulted on its semi-annual payment of interest on the outstanding Original Notes. On the April 1999 Default Date, the outstanding principal balance of the Original Notes was $45,000,000 and the related accrued interest was approximately $1,800,000.

On July 2, 1999, the Company repurchased $4,000,000 of the Original Notes for $210,000 and recorded a gain on extinguishment of debt of approximately $3,776,000. The Company funded the purchase of the Original Notes from working capital. The Company has not provided for income taxes on the gain because it believes that it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability related to the transaction.

On October 31, 1999 (the “October 1999 Default Date”), the Company defaulted on its semi-annual payment of interest on the outstanding Original Notes. On the October 1999 Default Date, the outstanding principal balance of the Original Notes was $41,000,000 and the related accrued interest was approximately $3,300,000.

The Company completed a restructuring of the Original Notes and executed a Consent Letter and Agreement to the First Supplemental Indenture (the “Fiscal 2000 Restructuring”). The Fiscal 2000 Restructuring was approved by the shareholders on February 14, 2000. The following occurred as a result of the Fiscal 2000 Restructuring: (a) $31,000,000 of the outstanding principal of the Original Notes was converted, on a pro rata basis, into the Company’s common stock at a conversion rate of $2.00 per share (approximately 15,500,000 shares of capital stock); (b) all interest which had accrued on the Original Notes through October 31, 1999 was forgiven (approximately $3,300,000); (c) interest which accrued from November 1, 1999 through the date of the Fiscal 2000 Restructuring (February 15, 2000) on the $31,000,000 which was converted into 15,500,000 shares of the Company’s common stock was forgiven; (d) the interest payment default on the remaining $10,000,000 principal balance of the Original Notes was waived and the debentures were reinstated on the Company’s books and records as a performing non-defaulted loan (the “Reinstated Subordinated Debentures”); (e) the Reinstated Subordinated Debentures bear interest at the rate of 7% per annum commencing November 1, 1999; and (f) the conversion rate for the Reinstated Subordinated Debentures for the period commencing November 1, 2000 to maturity was $2.00. The Fiscal 2000 Restructuring also required the Company to procure a $3,000,000 bank credit facility and to obtain a financially responsible person(s) to guarantee the bank credit facility for the Company (see Note 5 below).

As a result of the Fiscal 2000 Restructuring, the Company recognized a gain of approximately $9,472,000, net of restructuring costs. The gain consists of the conversion of $31,000,000 of the outstanding principal balance into 15,500,000 shares of common stock, which were valued at approximately $21,312,500 based on the closing price of the Company’s stock on February 15, 2000, the forgiveness of approximately $4,237,000 of accrued interest, the write off of approximately $1,929,000 of unamortized deferred financing costs and the recording of $2,100,000 of interest which will accrue on the remaining balance of the Original Notes under the revised terms of the agreement through the maturity date of October 31, 2002. In accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” (“SFAS No. 15”) the balance of the outstanding Original Notes on the balance sheet of $11,750,000 at June 30, 2000, includes interest accrued through June 30, 2000 of $116,667 and the remaining interest of $1,633,333 which was payable in semi-annual payments through October 31, 2002.

On April 30, 2001 (the “April 2001 Default Date”), the Company defaulted on its semi-annual payment of interest on the outstanding Original Notes. On the April 2001 Default Date, the outstanding principal balance of the Original Notes was $10,000,000 and the related accrued interest was approximately $300,000.

Effective June 30, 2001, the Company completed a second restructuring of the Original Notes (the “Fiscal 2001 Restructuring”). In a private transaction with certain noteholders, Frost Nevada Limited Partnership (“Frost Nevada”), an entity controlled by Dr. Phillip Frost, Vice Chairman of the Company’s board of directors at the time of the Fiscal 2001 Restructuring, purchased Original Notes in the principal amount of $6,219,511 (the “Purchased

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt”) and 9,640,244 shares of our common stock (the “Purchased Shares”). Frost Nevada immediately exchanged the Purchased debt for (i) 6,219,511 shares of our common stock and (ii) a new note (the “New Note”) in the principal amount of $912,195. The New Note, which bears interest at 7%, payable semi-annually, is convertible into shares of common stock at a conversion price of $1.00 and matures October 31, 2005.

Also as part of the Fiscal 2001 Restructuring, new notes (collectively the “Notes”) were issued in exchange for the remaining $3,800,000 of outstanding Original Notes. Certain terms of the Notes were modified, which include, among other things, the following: (i) adding interest of $132,317 which accrued through April 30, 2001 to the outstanding principal balance; (ii) extending the maturity date through October 2005; (iii) reducing the conversion rate from $2.00 to $1.00; (iv) providing for quarterly interest payments; (v) adding a call provision if the outstanding common stock trades at or above $2.50 per share for twenty trading days and if the common stock trades an average of at least 100,000 shares per week for a four week period; and (vi) curing all prior defaults.

As a result of the Fiscal 2001 Restructuring, the Company recognized a gain of approximately $3,503,000. The gain consists of the conversion of $6,219,511 of the outstanding principal balance into 6,219,511 shares of common stock, which were valued at approximately $1,804,000 based on the closing price of the Company’s stock on June 29, 2001, the recording of approximately $595,000 of interest which will accrue through the new maturity date of October 31, 2005, the recording of the New Note in the amount of $912,195 and the recording of approximately $277,000 of interest which will accrue on the New Note.

Subsequent to the Fiscal 2001 Restructuring, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the “Related Party Notes”). Mr. Angel, the Company’s president and chief executive officer, and an entity controlled by Mr. Angel, comprise 40% of this investor group.

Effective March 31, 2003, the Company modified the terms of the Notes (the “Fiscal 2003 Note Modification”) to extend the principal payment of $1,148,000, which was originally due on October 31, 2003, to October 31, 2006. As a result, the first principal payment on the Notes will be due on October 31, 2004. In consideration for the Fiscal 2003 Note Modification, the Company issued an aggregate of 344,400 shares of restricted stock to the noteholders and increased the annual interest rate on the deferred principal payment of $1,148,000 from 7% to 9%. The shares issued, which were valued at approximately $120,500 based on the closing price of the Company’s common stock on March 31, 2003, have been recorded as a deferred financing cost which will be amortized over the remaining term of the Notes. Prior to the Fiscal 2003 Note Modification, all interest due during the term of the Notes had been recorded on the Consolidated Balance Sheet in accordance with SFAS No. 15. As the Fiscal 2003 Note Modification does not meet the criteria in SFAS No. 15 to be considered a troubled debt restructuring, the additional interest expense due during the remaining term of the Notes has not been recorded on the Consolidated Balance Sheet. The additional interest expense resulting from the Fiscal 2003 Note Modification on the deferred principal payment will be recorded as the interest becomes due and payable and is not included in the payout schedule shown below.

Also effective March 31, 2003, Dr. Phillip Frost extended his personal guarantee on the Company’s credit facility. (See Note 5.) As part of the consideration given to Dr. Frost for his personal guarantee, the interest rate on the Related Party Note to Frost Nevada Investment Trust (“Frost Nevada”), with an outstanding principal balance of approximately $797,000, was increased from 7% to 9% (the “2003 Frost Consideration”). Prior to Dr. Frost’s extension of his personal guarantee, all the interest due during the term of the Related Party Note to Frost Nevada had been recorded on the Consolidated Balance Sheet in accordance with SFAS No 15. As this transaction with Dr. Frost does not meet the criteria of SFAS No. 15, the additional interest expense resulting from the increase in the interest rate has not been recorded on the Consolidated Balance Sheet. This additional interest expense will be recorded as the interest becomes due and payable and is not included in the payout schedule shown below.

As a result of the Fiscal 2000 Restructuring and the Fiscal 2001 Restructuring and in accordance with SFAS No. 15, the balance of the outstanding Notes on the balance sheet of approximately $4,356,000 at June 30, 2003, includes interest accrued through June 30, 2002 of approximately $46,000 and the remaining interest of approximately $444,000 which will be payable in quarterly payments through October 31, 2005. As discussed above, the Fiscal

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2003 Note Modification resulted in additional interest expense due on the Notes which is not reflected in this total and will be recorded as the interest becomes due and payable through October 31, 2006.

The balance of the Related Party Notes on the balance sheet of approximately $1,061,000 at June 30, 2003, also recorded in accordance with SFAS No. 15 at the time of issuance, includes interest of approximately $149,000 which will be payable in semi-annual payments through the maturity date of October 31, 2005. As discussed above, the 2003 Frost Consideration resulted in additional interest expense due which is not reflected in these totals and will be recorded as the interest becomes due and payable.

Scheduled payments on the Notes and the Related Party Notes are as follows (excluding the additional interest due as a result of the Fiscal 2003 Note Modification and the additional interest due on the Related Party Note to Frost Nevada):

	Principal	Interest	Total

Fiscal 2004	$—	$297,570	$297,570
Fiscal 2005	1,148,000	217,210	1,365,210
Fiscal 2006	2,529,001	77,873	2,606,874
Fiscal 2007	1,148,000	—	1,148,000

	$4,825,001	$592,653	$5,417,654

NOTE 5 – CREDIT FACILITY AND LONG-TERM DEBT

The following long-term debt was outstanding as of June 30, 2003 and 2002.

	2003	2002

Contract Modification Note	$—	$3,829,037
Acquisition Liability	—	81,506
Credit Facility	2,315,000	2,315,000
Other Outstanding Notes	3,982,890	4,143,414

	6,297,890	10,368,957
Less Current Portion	4,955,943	6,771,835

Long-Term	$1,341,947	$3,597,122

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

On September 27, 2000, the Company entered into an agreement to amend the repayment terms. However at June 30, 2002, the Company was not in compliance with the amended repayment terms and the outstanding balance was classified as a current liability in the accompanying consolidated balance sheet.

In April 2003, the Company executed a two-year Physician Group Participation with the HMO. Pursuant to the PGP Agreement, the Company will assume certain management responsibilities for the HMO’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Florida. (See Note 1.) Simultaneously with the execution of the PGP Agreement, the Company restructured the terms of the $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. The PGP Agreement is for a period of two years and contains a provison for liquidated damages in the amount of $4,000,000, which can be asserted by the HMO in the event that (i) continued participation by the Company under this PGP Agreement may affect adversely the health, safety or welfare of a member or bring the HMO or its provider networks into disrepute; (ii) the Company engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (iii) the Company is excluded from participation in any federal healthcare program; (iv) the HMO determines that the Company has not used its best efforts to perform under the PGP Agreement; or (v) the Company has materially breached the PGP Agreement. Because there are contingent circumstances under which the future payments to the HMO for liquidated damages could exceed the amount of debt forgiven, the gain on extinguishment of debt of $3,850,000 resulting from the cancellation of the contract modification note has been deferred and will be recognized when the liquidated damages are less than the debt forgiven. If the Company remains in compliance with the terms of the PGP Agreement, the HMO, at its option, may reduce the liquidated damages by one-fourth on each of the following dates: October 10, 2003, April 10, 2004, October 9, 2004 and April 10, 2005. If the Company obtains these reductions, the deferred revenue will be recognized in a manner consistent with the reduction in the liquidated damages. The deferred gain on extinguishment of debt is shown as Deferred Revenue and is classified as a long-term liability in the accompanying Consolidated Balance Sheet.

Acquisition Liability—In August 1998, the Company, through its managed care subsidiary, purchased professional provider contracts with approximately 30 physicians from an unrelated entity. The total purchase price was approximately $6,700,000 of which $4,200,000 was paid in cash at closing and the remaining $2,500,000 was payable in equal monthly installments over the ensuing 24 months (the “Acquisition Liability”.) While the Acquisition Liability was non-interest bearing, the Company imputed interest at 8%. During Fiscal 1999, the Company ceased making payments on the Acquisition Liability.

Effective December 31, 1999, the Company negotiated an amendment to its contract with the HMO (the “2000 Amendment”). The 2000 Amendment reduced the Company’s prior medical claims and the Acquisition Liability as of May 31, 1999 to $1,500,000. The 2000 Amendment also required the Company to remit to the HMO any reinsurance proceeds received for claims generated from the HMO’s members for the period June 1, 1998 through August 31, 1999 up to a maximum of $1,327,400. As a result of the 2000 Amendment, the Company recorded a contractual revision of previously recorded medical claims liability of approximately $3,054,000. The 2000 Amendment resulted in the reduction of medical claims payable by approximately $2,703,000 and the reduction of the Acquisition Liability by approximately $351,000. Under the 2000 Amendment, the outstanding balance of the Acquisition Liability of $1,500,000 was to be repaid from future surpluses generated by the IPA.

Effective March 31, 2001, the Company negotiated another amendment to its contract with the HMO (the “2001 Amendment”). The 2001 Amendment reduced the Acquisition Liability to the HMO by $1,000,000 and eliminated the medical claims liability incurred by the IPA through March 31, 2001. As a result of the 2001 Amendment, the Company recorded a contractual revision of previously recorded medical claims and other of approximately $4,638,000. During Fiscal 2002, $418,494 was withheld from surpluses generated by the IPA and applied to the outstanding balance of the Acquisition Liability. The outstanding balance of the Acquisition Liability at June 30, 2002 of $81,506 was paid in full during Fiscal 2003. The operations of the IPA were discontinued effective January 1, 2003 and, therefore, the gain of approximately $4,638,000 for the contractual revision in Fiscal 2001 has been included as a component of discontinued operations for that year.

Credit Facility—The Company has entered into a credit facility agreement (“Credit Facility”), which provides a revolving loan of $3,000,000. On March 31, 2003, the Credit Facility matured. In order to secure an extension until March 31, 2004, Dr. Frost, a principal shareholder of the Company, was required to extend his personal guarantee of the Credit Facility through March 31, 2004. In addition to Dr. Frost’s guarantee, the Company has also agreed that a financial covenant be added to the Credit Facility, which requires the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning on December 31, 2003 and measured quarterly thereafter. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 1.03% at June 30, 2003. In addition to the guarantee discussed above, all assets of the Company serve as collateral for the Credit Facility.

In consideration of Dr. Frost’s personal guarantee, the Company issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost and increased the annual interest rate on a currently outstanding note payable to an entity related to Dr. Frost from 7% to 9%. (See Note 4.) The shares of common stock issued, which were valued at

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$525,000 based on the closing price of the Company’s common stock on March 31, 2003 when the guarantee was granted have been recorded as a deferred financing cost which will be amortized over the term of the guarantee which expires March 31, 2004.

Other Outstanding Notes—In conjunction with the operation of its Home Health Division, the Company has entered into fifteen (15) repayment agreements (the “Repayment Agreements”) with a governmental agency with an outstanding principal balance of approximately $1,683,000 as of June 30, 2003. These Repayments Agreements resulted from various overpayments received by the Company for expenses that were expected to be generated in conjunction with home health patient care activities. Two of the fifteen Repayment Agreements are non-interest bearing. The interest rates on the remaining thirteen Repayment Agreements range from 12.625% to 13.875%. The maturity dates for the Repayment Agreements range from Fiscal 2006 to 2008.

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”) from Integrated Health Services, Inc. (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the State of Florida. During the second quarter of Fiscal 2002, the Company became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number (the “Providers”) for services rendered during calendar years 1996, 1997 and 1998 (collectively, the “Alleged Overpayments”). The Company was aware of its obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, the Company recorded an estimate for the overpayments indicated on those cost reports as part of our continuing operations. When the Company purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to the purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996.

During the third quarter of Fiscal 2002, it became clear that the Company was being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including calendar year 1996. While the Company disputes the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to the Company’s home health agencies, the Company entered into a memorandum of understanding for the 1996 and 1997 cost report years (the “1996 Repayment Memorandum” and the “1997 Repayment Memorandum.”) Under both the 1996 Repayment Memorandum and the 1997 Repayment Memorandum, the Company agreed to make monthly payments of $10,000 for 24 months for each of the 1996 and 1997 cost report years with the balance due at the end of the respective terms. Although the Company began making payments under these Memorandums, the Company retained the right to dispute the Alleged Overpayments. While a liability for the 1997 cost report had previously been recorded, no amounts had been recorded for the 1996 cost report liability primarily due to (i) the indemnification the Company had received from IHS for any overpayments prior to calendar year 1997; (ii) the cost report including providers which the Company never owned or operated; and (iii) lack of knowledge of a balance owed to CMS for the 1996 cost report and CMS’ ability to demand payment from the Company. As such, during the quarter ended March 31, 2002 the Company recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations. During September 2002, the Company requested a reopening of the 1996 and 1997 cost reports and supplied various documentation to demonstrate that the Alleged Overpayments were incorrect. On April 25, 2003 the Medicare Fiscal Intermediary notified the Company of their intent to reopen the 1996 and 1997 cost reports and review the documentation submitted. The Medicare Fiscal Intermediary is currently reviewing the documentation submitted for the 1996 cost report reopening. At June 30, 2003, the outstanding liability for the 1996 alleged overpayments is approximately $2,300,000. (See Note 11–Commitments and Contingencies)

On September 18, 2003, the Company was notified by the Medicare Fiscal Intermediary that they had completed the reopening of the 1997 cost report. As a result of this cost report settlement, the original liability recorded of approximately $402,000 has been reduced to approximately $40,000. As the original liability for the 1997 cost

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

report was recorded as part of continuing operations in Fiscal 1998, an adjustment of approximately $362,000 has been recorded as a Medicare cost report settlement in the fourth quarter of Fiscal 2003 and is included in net medical services revenue. As a result of the significant reduction in liability for the 1997 cost report and the payments the Company had made in accordance with the 1997 Repayment Memorandum, as of June 30, 2003, our balance sheet includes a receivable of approximately $140,000 due from Medicare for the 1997 cost report.

Scheduled payments on the Credit Facility and long-term debt are as follows:

Fiscal 2004	$4,955,943
Fiscal 2005	393,378
Fiscal 2006	403,944
Fiscal 2007	436,896
Fiscal 2008	107,729

$6,297,890

NOTE 6 — EARNINGS PER SHARE

The following table sets forth share and common share equivalents used in the computation of basic and diluted earnings per share:

	Year Ended June 30,

	2003	2002	2001

Numerator for basic and dilutive earnings per share
Net income (loss)	$58,598	$(3,646,388)	$(137,902)

Denominator for basic and diluted earnings (loss) per share-weighted average shares	40,776,903	39,634,601	33,257,130

Options and warrants to purchase the Company’s common stock and the convertible subordinated notes payable were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive to continuing operations.

For additional disclosure regarding the employee stock options and warrants see Note 9.

     NOTE 7 – DIRECTOR COMPENSATION

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

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

award in the form of restricted stock. The value of the 100,000 shares of restricted stock awarded of $11,000 (based on the closing price of the Company’s common stock on October 30, 2002) was recorded as director compensation in the second quarter of Fiscal 2003.

NOTE 8 — RELATED PARTY TRANSACTIONS

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

Effective July 31, 2001, Frost Nevada sold approximately 13% of the Purchased Shares, 13% of the shares of common stock issued upon the conversion of the Purchased Debt and transferred 13% of the New Note in a private transaction to a group of six investors (the “Investor Group”). Mr. Angel, the Company’s president and chief executive officer, and an entity controlled by Mr. Angel comprised 40% of the Investor Group through May 2003. In June 2003, Mr. Angel sold his ownership interest in one of the participants in the Investor Group. As a result of such divestiture, at June 30, 2003, Mr. Angel comprised 7% of the Investor Group.

On March 31, 2003, Dr. Frost extended his personal guarantee of the Company’s Credit Facility through March 31, 2004. (See Note 5.) In consideration of Dr. Frost’s personal guarantee, the Company issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost and increased the annual interest rate on a currently outstanding note payable to an entity related to Dr. Frost from 7% to 9%. (See Note 4.) The shares of common stock issued, which were valued at $525,000 based on the closing price of the Company’s common stock on March 31, 2003 when the guarantee was granted, have been recorded as a deferred financing cost which will be amortized over the term of the guarantee.

NOTE 9 — STOCK OPTION PLAN AND WARRANTS

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2001, respectively: risk-free interest rates of

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.33%, 5.61%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 107.9% and 90.8%, and a weighted-average expected life of the options of 10 and 10.

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

The following table summarizes information related to the Company’s stock option activity for the years ended June 30, 2003, 2002 and 2001:

	Year Ended June 30,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding at beginning of the year	2,316,000	$1.29	2,996,750	$1.30	494,000	$5.44
Granted	400,000	.36	–	–	2,611,000	.69
Forfeited	–	–	(680,750)	1.34	(108,250)	5.48

Outstanding at end of the year	2,716,000		2,316,000		2,996,750

Exercisable at end of the year	2,360,997		1,605,997		1,595,000

Weighted average fair value of options granted during the year	$.12		–		$.61

The following table summarizes information about the options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range
of		Weighted Average
Exercise	Outstanding at	Remaining	Weighted Average	Number	Weighted Average
Prices	June 30, 2003	Contractual Life	Exercise Price	Exercisable	Exercise Price

$5.125-$5.875	300,000	4.28	5.31	300,000	5.31
$.32-$.69	2,416,000	7.43	.64	2,060,997	.63

The Company has 760,000 warrants outstanding at June 30, 2003 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.

Shares of common stock have been reserved for future issuance at June 30, 2003 as follows:

Convertible subordinated notes	3,912,806
Convertible related party notes	912,195
Warrants	760,000
Stock Options	2,716,000

Total	8,301,001

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 — INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

There is no provision or benefit for income taxes for the years ended June 30, 2003, 2002 and 2001 as the Company has substantial tax assets, described more fully below, which have not been recognized as it is more likely than not that they will not be realized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	June 30,

	2003	2002	2001

Deferred tax assets:
Bad debt and notes receivable reserve	$4,620,512	$4,603,954	$4,579,119
Depreciable/amortizable assets	–	–	386,686
Alternative minimum tax credit	–	–	111,973
Other	379,628	937,650	1,013,159
Impairment charge	3,036,963	2,513,767	2,660,663
Capital loss carryover	200,261	200,261	200,261
Net operating loss carryforward	4,590,657	3,907,860	2,195,114

Deferred tax assets	12,828,021	12,163,492	11,146,975

Deferred tax liabilities:
Depreciable/amortizable assets	(965,047)	(63,762)	–
Other	–	–	(40,211)
Valuation allowance	(11,862,974)	(12,099,730)	(11,106,764)

Deferred tax liabilities	(12,828,021)	(12,163,492)	(11,146,975)

Net deferred tax (liability) asset	$–	$–	$–

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of $11,862,974, $12,099,730 and $11,106,764 is necessary at June 30, 2003, 2002 and 2001, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period was approximately $237,000 for the year ended June 30, 2003. At June 30, 2003, the Company had available net operating loss carryforwards of approximately $12,199,000, which expire in 2018 through 2023.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years ended June 30, 2003, 2002 and 2001 is as follows:

	Year Ended June 30,

	2003	2002	2001

Statutory federal rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	3.63	(3.63)	7.37
Goodwill and other non-deductible items	356.26	4.50	103.04
Change in valuation allowance	(404.03)	30.30	(76.41)
Other	10.14	2.83	–

Effective (benefit) tax rate	0%	0%	0%

NOTE 11 — EMPLOYEE BENEFIT PLAN

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

Under the 401(k) Plan, new employees who are at least 18 years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to reduce their compensation by the lesser of 70% of their annual compensation or the statutorily prescribed annual limit of $12,000 (for calendar year ending December 31, 2003) and have the reduced amount contributed to the 401(k) Plan. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ending June 30, 2003, 2002 or 2001. Participants in the 401(k) Plan do not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.

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

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Employment Agreements:

The Company maintains employment agreements with certain officers and key executives expiring at various dates through October 1, 2003. In addition, one employment agreement provides for one additional year term for each year of service by the executive. The agreements provide for annual base salaries in the aggregate of approximately $375,000, annual increases, bonuses and stock option grants. The employment agreements with certain officers also provide that in the event of a change in control of the Company, as defined therein, each officer is entitled to an acceleration of the remainder of the officer’s term and the automatic vesting of any unvested stock options.

Insurance:

The Company maintains policies for general and professional liability insurance jointly with each of the providers. It is the Company’s intention to renew such coverage on an on-going basis

Leases:

The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was approximately $2,089,000, $2,041,000 and $2,081,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Future annual minimum payments under such leases as of June 30, 2003 are as follows:

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the fiscal year ending June 30,
2004	$705,650
2005	399,325
2006	142,574
2007	48,265
2008	33,058

Total	$1,328,872

Concentrations of Revenues:

For the years ended June 30, 2003, 2002 and 2001, the Company generated approximately 23%, 21% and 20%, respectively, of total revenues from Vista Healthplan of South Florida, Inc. and its affiliated companies. Humana Medical Plans, Inc. accounted for 73%, 74% and 75%, respectively, of net medical revenues in Fiscal 2003, 2002 and 2001.

Other Commitments:

One of the Company’s contracts with an HMO requires the funding of a claims reserve out of operating profits of certain the Company’s staff model clinics. As a result of increased membership, the balance of this reserve fund increased by approximately $85,000 effective May 1, 2003 which will be payable over 5 months. At June 30, 2003, the unfounded portion of this required reserve was approximately $50,000. The HMO can only draw upon this reserve in the event that the staff model clinics in question have incurred an account deficit and that the Company is unable or unwilling to satisfy the HMOs’ demand to fund the deficit. At no time during Fiscal 2003 were the staff model clinics in question in an account deficit position.

Legal Proceedings:

Two subsidiaries of the Company were parties to the case of NANCY FEIT ET AL. v. KENNETH BLAZE, D.O. KENNETH BLAZE., D.O., P.A.; SHERIDAN HEALTHCORP, INC.; WAYNE RISKIN, M.D.; KAHN AND RISKIN, M.D., P.A.; CONTINUCARE PHYSICIAN PRACTICE MANAGEMENT, INC., D/B/A ARTHRITIS AND RHEUMATIC DISEASE SPECIALTIES, INC.; JAMES JOHNSON, D.C. AND JOHNSON & FALK, D.C., P.A. The case was filed in December, 1999 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies in April, 2000. On July 16, 2003, the Company was dropped as a party to the lawsuit.

The Company is a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS v. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.N.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. Trial was originally scheduled for June 2, 2003; however, the court has granted a continuance and a new trial date has not been set. The Company intends to defend this case vigorously.

The Company is a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL COPRORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed on January 24, 2002 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. Although the case is currently stayed, the Company intends to defend this case vigorously.

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

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. from Integrated Health Services, Inc. RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. On August 13, 1999, RMS was formally dissolved as a corporation with the State of Florida. During the second quarter of Fiscal 2002, the Company became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number for services rendered during calendar years 1996, 1997 and 1998. The Company was aware of its obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, the Company recorded an estimate for the overpayments indicated on those cost reports as part of our continuing operations. When the Company purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to the purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996.

During the third quarter of Fiscal 2002, it became clear that the Company was being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including calendar year 1996. While the Company disputes the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to the Company’s home health agencies, the Company entered into a memorandum of understanding for the 1996 and 1997 cost report years. Under both the 1996 Repayment Memorandum and the 1997 Repayment Memorandum, the Company agreed to make monthly payments of $10,000 for 24 months for each of the 1996 and 1997 cost report years with the balance due at the end of the respective terms. Although the Company began making payments under these Memorandums, the Company retained the right to dispute the Alleged Overpayments. While a liability for the 1997 cost report had previously been recorded, no amounts had been recorded for the 1996 cost report liability primarily due to (i) the indemnification the Company had received from IHS for any overpayments prior to calendar year 1997; (ii) the cost report including providers which the Company never owned or operated; and (iii) lack of knowledge of a balance owed to CMS for the 1996 cost report and CMS’ ability to demand payment from the Company. As such, during the quarter ended March 31, 2002 the Company recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations. During September 2002, the Company requested a reopening of the 1996 and 1997 cost reports and supplied various documentation to demonstrate that the Alleged Overpayments were incorrect. On April 25, 2003 the Medicare Fiscal Intermediary notified the Company of their intent to reopen the 1996 and 1997 cost reports and review the documentation submitted. The Medicare Fiscal Intermediary is currently reviewing the documentation submitted for the 1996 cost report reopening. There can be no assurances that the 1996 cost report reopening will result in a positive adjustment or reduce the liability outstanding. At June 30, 2003, the outstanding liability for the 1996 alleged overpayments is approximately $2,300,000. (See Note 11–Commitments and Contingencies.)

On September 18, 2003, the Company was notified by the Medicare Fiscal Intermediary that they had completed the reopening of the 1997 cost report. As a result of this cost report settlement, the original liability recorded of approximately $402,000 has been reduced to approximately $40,000. As the original liability for the 1997 cost report was recorded as part of continuing operations in Fiscal 1998, an adjustment of approximately $362,000 has been recorded as a Medicare cost report settlement in the fourth quarter of Fiscal 2003 and is included in net medical services revenue. As a result of the significant reduction in liability for the 1997 cost report and the payments the Company had made in accordance with the 1997 Repayment Memorandum, as of June 30, 2003, our balance sheet includes a receivable of approximately $140,000 due from Medicare for the 1997 cost report.

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

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s Valuation and Qualifying Accounts consists of the following:

	Year ended June 30,

	2003	2002	2001

Allowance for doubtful accounts related to accounts receivable:
Balance at beginning of period	$4,807,000	$4,741,000	$4,691,000
Provision for doubtful accounts	44,000	66,000	50,000
Write-offs of uncollectible accounts receivable	(28,000)	–	–

Balance at end of period	$4,823,000	$4,807,000	$4,741,000

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period	$6,367,000	$6,367,000	$7,051,000
Provision for doubtful accounts	–	–	–
Write-offs of uncollectible notes receivable	–	–	(684,000)

Balance at end of period	$6,367,000	$6,367,000	$6,367,000

Tax valuation allowance for deferred tax assets:
Balance at beginning of period	$12,099,730	$11,106,764	$12,619,238
Additions	–	992,966	–
Deductions	(236,756)	–	(1,512,474)

Balance at end of period	$11,862,974	$12,099,730	$11,106,764

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2003 (a)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue from continuing operations	$24,391,721	$24,959,027	$25,358,084	$26,700,858
Net (loss) income	$(691,636)	$(372,487)	$298,376	$824,345
Basic and diluted (loss) earnings per share	$(.02)	$(.01)	$.01	$.02

	For the Year Ended June 30, 2002 (a)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue from continuing operations	$21,582,917	$23,840,413	$25,202,455	$24,874,527
Net (loss) income	$(1,569,670)	$(586,460)	$(2,422,586)	$932,328
Basic and diluted (loss) earnings per share	$(.04)	$(.01)	$(.06)	$.02

(a)	As discussed in Note 2, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its IPAs and this IPA is shown as discontinued operations. Therefore, the above quarterly information has been reclassified to agree with the current presentation. This reclassification has no effect on the previously reported net income (loss) or net income (loss) per share for any quarter presented.

EXHIBIT INDEX

Description	Exhibit Number

Subsidiaries of the Company	21.1

Consent of Ernst & Young LLP	23.1

Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2