Form 10-Q
period 2003-09-30
CONTINUCARE CORP
filed 2003-11-13
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)

80 Southwest Eighth Street
Suite 2350
Miami, Florida 33130
(Address of principal executive offices)
(Zip Code)

(305) 350-7515
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X]

At November 6, 2003, the Registrant had 42,379,001 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,008	$160,743
Certificates of deposit, current	100,208	101,258
Accounts receivable, net of allowance for doubtful accounts of $4,837,000 and $4,823,000, respectively	305,612	323,443
Other receivables	397,863	410,765
Due from Medicare, net	254,995	258,930
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $12,045,000 and $13,014,000, respectively	2,200,996	1,414,469
Prepaid expenses and other current assets	402,858	572,744

Total current assets	3,765,540	3,242,352
Certificates of deposit	–	30,000
Equipment, furniture and leasehold improvements, net	629,064	632,402
Goodwill, net of accumulated amortization of approximately $3,661,000	14,663,392	14,663,392
Managed care contracts, net of accumulated amortization of approximately $1,805,000 and $1,717,000, respectively	1,705,228	1,793,431
Deferred financing costs, net of accumulated amortization of approximately $3,705,000 and $3,562,000, respectively	374,972	518,382
Other assets, net	119,769	120,017

Total assets	$21,257,965	$20,999,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$875,790	$683,488
Accrued expenses	2,812,683	2,283,048
Liabilities related to discontinued operations, net	37,254	110,345
Credit facility	1,880,612	2,315,000
Current portion of deferred revenue	350,000	—
Current portion of convertible subordinated notes payable	213,626	233,716
Current portion of long-term debt	392,664	2,640,943
Current portion of related party notes payable	63,854	63,854
Accrued interest payable	15,625	51,754
Current portion of capital lease obligations	65,524	70,913

Total current liabilities	6,707,632	8,453,061
Deferred revenue, less current portion	3,500,000	3,850,000
Capital lease obligations, less current portion	111,757	125,606
Convertible subordinated notes payable, less current portion	4,074,367	4,122,751
Long term debt, less current portion	1,256,248	1,341,947
Related party notes payable, less current portion	997,333	997,333

Total liabilities	16,647,337	18,890,698
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized, 45,375,194 shares issued and 42,379,001 shares outstanding at September 30, 2003 and June 30, 2003	4,239	4,239
Additional paid-in capital	60,279,880	60,279,880
Accumulated deficit	(50,248,790)	(52,750,140)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	4,610,628	2,109,278

Total liabilities and shareholders’ equity	$21,257,965	$20,999,976

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,

	2003	2002

Medical services revenue, net	$26,233,836	$24,391,721
Expenses
Medical services:
Medical claims	18,806,725	18,003,244
Other	3,608,719	3,171,424

Total medical services	22,415,444	21,174,668
Payroll and employee benefits	1,426,421	1,539,195
Provision for bad debts	14,213	25,376
Professional fees	201,545	259,268
General and administrative	1,568,170	1,370,739
Depreciation and amortization	153,104	174,294

Subtotal	25,778,897	24,543,540
Income (loss) from operations	454,939	(151,819)
Other income (expense)
Interest income	655	1,775
Interest expense	(245,613)	(390,104)
Medicare settlement related to terminated operations	2,218,278	—

Income (loss) from continuing operations	2,428,259	(540,148)
Income (loss) from discontinued operations	73,091	(151,488)

Net income (loss)	$2,501,350	$(691,636)

Basic income (loss) per common share:
Income (loss) from continuing operations	$.06	$(.01)
Income (loss) from discontinued operations	—	(.01)

Net income (loss)	$.06	$(.02)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$.05	$(.01)
Income (loss) from discontinued operations	—	(.01)

Net income (loss)	$.05	$(.02)

Basic weighted average number of common shares outstanding	42,379,001	39,704,166

Diluted weighted average number of common shares outstanding	47,318,412	39,704,166

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,501,350	$(691,636)
(Income) loss from discontinued operations	(73,091)	151,488

Income (loss) from continuing operations	2,428,259	(540,148)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	296,514	493,508
Provision for bad debts	14,213	25,376
Director compensation paid through the issuance of restricted common stock	—	112,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,618	(81,163)
Decrease in prepaid expenses and other current assets	169,886	75,780
Decrease (increase) in other receivables	12,902	(96,292)
Increase in other assets	(1,446)	(9,285)
Increase in due from HMO’s, net	(786,527)	(380,068)
(Decrease) increase in due to/from Medicare, net	(2,214,344)	143,095
Increase in accounts payable and accrued expenses	721,937	307,313
(Decrease) increase in accrued interest payable	(36,129)	24,292

Net cash provided by continuing operations	608,883	74,408
Net cash used in discontinued operations	—	(23,713)

Net cash provided by operating activities	608,883	50,695

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of restricted cash	31,050	32,955
Property and equipment additions	(59,869)	(23,793)

Net cash (used in) provided by investing activities	(28,819)	9,162

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible subordinated notes	(68,474)	(68,475)
Principal repayments under capital lease obligation	(19,238)	(30,683)
Net (decrease) increase in Credit Facility	(434,388)	450,000
Advances from HMOs	—	75,000
Payment on advances from HMOs	—	(75,000)
Repayments to Medicare per agreement	(115,699)	(202,945)

Net cash (used in) provided by continuing operations	(637,799)	147,897
Net cash used in discontinued operations	—	(81,506)

Net cash (used in) provided by financing activities	(637,799)	66,391

Net (decrease) increase in cash and cash equivalents	(57,735)	126,248

Cash and cash equivalents at beginning of period	160,743	180,410

Cash and cash equivalents at end of period	$103,008	$306,658

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
Purchase of furniture and fixtures with proceeds of capital lease obligations	$—	$33,017

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 1 — UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries.

The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NOTE 2 — GENERAL

Continucare, which was incorporated on February 1, 1996 as a Florida corporation, is a provider of integrated outpatient healthcare and home healthcare services in Florida.

In Fiscal 2003, the Company continued to review operations and institute measures intended to operate profitably and reduce a significant working capital deficiency that resulted from losses in prior years. In an effort to streamline the cost structure and stem anticipated operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its independent practice associations (the “Terminated IPA”). The Terminated IPA, which consisted of 29 physicians at the time of the termination and is shown as discontinued operations, contributed approximately $2,468,000 in revenue and generated an operating loss of approximately $151,000 during the three-month period ended September 31, 2002. Severance costs and other exit costs resulting from the termination of the IPA totaled less than $10,000 and were paid prior to June 30, 2003. The Terminated IPA did not contribute any revenue but generated operating income of approximately $73,000 during the three-month period ended September 30, 2003. The operating income was primarily the result of a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003. At September 30, 2003, the remaining liabilities related to discontinued operations of approximately $37,000 consisted primarily of payables which arose during the ordinary course of business. There can be no assurance that the Company will achieve any financial benefits as a result of terminating these IPA contracts.

In Fiscal 2003, the claims loss ratio for the Company’s managed care operations stabilized and has continued to remain stable in the first quarter of Fiscal 2004. The claims loss ratio for the three-month periods ended September 30, 2003 and 2002 was 75.0% and 76.7%, respectively. The claims loss ratio for the fiscal year ended June 30, 2003 was 76.5%. The Company continues to focus on strengthening its managed care operations by enhancing its physician network, streamlining its operations and implementing measures to contain the rising costs of providing health services to its members. Such measures include, among other things, emphasizing preventive care,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into contracts with health care providers such as medical specialists and recommending that its members utilize hospitals and outpatient facilities that have favorable rate structures. However, there can be no assurances that in the future the Company will not experience a negative change in its claims loss ratio. Negative changes in the claims loss ratio, which result from increases in the utilization of health care services as well as increases in medical costs without counterbalancing increases in premium revenues from the Company’s contracts with Health Maintenance Organizations (“HMOs”), would reduce the profitability and cash flows of our managed care operations.

In the fourth quarter of Fiscal 2003 and continuing into the first quarter of Fiscal 2004, the Company has begun to reorganize its home health operations in an effort to reduce their overhead costs and explore new payor sources to increase patient referrals. During the three-month period ended September 30, 2003, the home health agencies generated an operating loss before consideration of a corporate overhead allocation and interest expense of approximately $438,000 as compared to approximately $554,000 during the three-month period ended September 30, 2002. While improvements have occurred during the three-month period ended September 30, 2003, if the reorganization efforts do not result in significant operating improvements in future periods, the Company may consider other alternatives with respect to its home health operations. Such alternatives may include, among other actions, implementing additional cost reduction measures, selling or discontinuing the home health operations.

Although the financial statements have been prepared assuming that the Company will continue as a going concern, there is significant uncertainty as to whether the Company will be able to fund its obligations and satisfy its debt obligations as they become due in Fiscal 2004. At September 30, 2003, the working capital deficit was approximately $2,942,000, total indebtedness accounted for approximately 74.2% of the Company’s total capitalization and the Company had principal and interest of approximately $1,888,000 outstanding under the credit facility. The credit facility matures on March 31, 2004, is personally guaranteed by Dr. Phillip Frost, a principal shareholder of the Company, and contains, among other things, a financial covenant that requires the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003 and measured quarterly thereafter (See Note 6). There can be no assurances that the Company will be able to meet this financial covenant or be able to maintain it as required by the credit facility. The failure to satisfy this financial covenant could result in a default under the credit facility. If a default occurs, the lender could elect to declare all outstanding borrowings, as well as any unpaid accrued interest, to be due and payable and require the Company to apply all available cash to repay these borrowings. Based on the Company’s current cash flow projections, it appears unlikely that the Company will have sufficient funds available to fully repay the credit facility on or before March 31, 2004. Additionally, uncertainty exists as to whether the Company will be able to extend or replace the credit facility without either extending the personal guarantee of Dr. Frost or finding replacement guarantees, and there can be no assurances that the Company will be able to obtain such guarantees. There can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to the Company.

The Company plans to fund its capital commitments, operating cash requirements and satisfy its obligations from a combination of cash on hand and operating cash flow improvements realized from decreased utilization, HMO premium increases and advantageous HMO benefit changes for its managed care operations and reducing indirect costs and increasing patient referrals for its home health agencies. With the limited availability of additional financing through the credit facility, if the Company is unable to further reduce the home health losses or is unable to maintain the current claims loss ratio for the managed care operations, the Company could experience a severe strain on its cash flow. There can be no assurances that the measures discussed above will provide sufficient cash flow to fund the Company’s cash requirements for Fiscal 2004.

NOTE 3 — STOCK BASED COMPENSATION

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123”) to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

If compensation expense for stock-based compensation plans had been recognized in accordance with SFAS No. 148, the Company’s net income (loss) would not have been materially different from net income (loss) as reported in the accompanying Condensed Consolidated Statements of Operations.

NOTE 4 — DEFERRED REVENUE

In April 2003, the Company executed a Physician Group Participation Agreement (the “PGP Agreement”) with one of its HMO partners. Pursuant to the PGP Agreement, the Company agreed to assume certain management responsibilities on a non-risk basis for the HMO’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract consists of a monthly management fee designed to cover the costs of providing these services. Simultaneously with the execution of the PGP Agreement, the Company restructured the terms of a $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4,000,000 (the “Liquidated Damages”), which can be asserted by the HMO in the event that (i) continued participation by the Company under this PGP Agreement may affect adversely the health, safety or welfare of a member or bring the HMO or its provider networks into disrepute; (ii) the Company engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (iii) the Company is excluded from participation in any federal healthcare program; (iv) the HMO determines that the Company has not used its best efforts to perform under the PGP Agreement; or (v) the Company materially breaches the PGP Agreement. Because there are contingent circumstances under which future payments to the HMO for the Liquidated Damages could exceed the amount of debt forgiven, the $3,850,000 gain to be recognized from the extinguishment of debt has been deferred and will be recognized when the Liquidated Damages are less than the debt forgiven. If the Company remains in compliance with the terms of the PGP Agreement, the HMO, at its option, may reduce the Liquidated Damages by one-fourth on each of the following dates: October 10, 2003, April 10, 2004; October 9, 2004 and April 10, 2005. If the Company obtains these reductions, the deferred revenue will be recognized in a manner consistent with the reduction in the Liquidated Damages. On November 7, 2003, the Company was notified that the Liquidated Damages had been reduced to $3,500,000. Accordingly, the Company will recognize $350,000 of the deferred revenue in the second quarter of Fiscal 2004.

NOTE 5 — CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On October 30, 1997, the Company issued $46,000,000 of 8% Convertible Subordinated Notes originally due on October 31, 2002 (the “Original Notes”). The Company completed a series of repurchases and troubled debt restructurings in Fiscal 2000 and 2001, including a restructuring effective June 30, 2001 whereby the Company issued a new convertible note (the “New Note’) with a principal balance of $912,195 to Frost Nevada Limited Partnership (“Frost Nevada”), an entity that is a principal shareholder of the Company and is controlled by Dr. Phillip Frost who was a director of the Company at the time of the restructuring. The New Note was issued on modified terms negotiated between the Company and Frost Nevada in exchange for Notes that were purchased by Frost Nevada from certain of the holders of the Original Notes in a private transaction between the parties. In July 2001, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the “Investor Group”). The notes issued to Frost Nevada and the Investor Group, or their successors, are collectively referred to as the “Related Party Notes.” Also effective June 30, 2001, new notes (collectively, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

“Notes”) were issued to the remaining holders of the Original Notes, on modified terms negotiated between the Company and such holders, in exchange for their Original Notes, as amended.

Effective March 31, 2003, the Company further modified the terms of the Notes (the “Fiscal 2003 Note Modification”) to, among other things, extend the principal payment of $1,148,000, which was originally due on October 31, 2003, to October 31, 2006. As a result, the first principal payment on the Notes will be due on October 31, 2004. In consideration for the Fiscal 2003 Note Modification, the Company issued an aggregate of 344,400 shares of restricted stock to the noteholders and increased the annual interest rate on the deferred principal payment of $1,148,000 from 7% to 9%. The shares issued, which were valued at $120,540 based on the closing price of the Company’s common stock on March 31, 2003, have been recorded as a deferred financing cost and will be amortized over the remaining term of the Notes. The additional interest expense resulting from the Fiscal 2003 Note Modification on the deferred principal payment is recorded as the interest becomes due and payable.

The outstanding principal balance of the Notes at September 30, 2003 was approximately $3,913,000. The balance of the outstanding Notes on the balance sheet of approximately $4,288,000 includes interest accrued through September 30, 2003 of approximately $46,000 and interest of approximately $329,000 which is payable in quarterly payments through October 31, 2005.

Also, effective March 31, 2003, Dr. Frost extended his personal guarantee on the Company’s credit facility. (See Note 6.) As part of the consideration given to Dr. Frost for his personal guarantee, the interest rate on the Related Party Note to Frost Nevada, with an outstanding principal balance of approximately $797,000 at September 30, 2003, was increased from 7% to 9%. This additional interest expense is recorded as the interest becomes due and payable.

The outstanding principal balance of the Related Party Notes at September 30, 2003 was approximately $912,000. The balance of the outstanding Related Party Notes on the balance sheet at September 30, 2003 of approximately $1,061,000 includes interest accrued through September 30, 2003 of approximately $16,000 and interest of approximately $133,000 which is payable in quarterly payments through the current maturity date of October 31, 2005.

NOTE 6 — CREDIT FACILITY

The Company has entered into a credit facility agreement (“Credit Facility”), which provides a revolving loan of $3,000,000. On March 31, 2003, the Credit Facility matured. In order to secure an extension until March 31, 2004, Dr. Frost, a principal shareholder of the Company, was required to extend his personal guarantee of the Credit Facility through March 31, 2004. In addition to Dr. Frost’s guarantee, the Company has also agreed that a financial covenant be added to the Credit Facility, which requires the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning on December 31, 2003 and measured quarterly thereafter. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 1.03% on September 30, 2003. In addition to Dr. Frost’s personal guarantee, all assets of the Company serve as collateral for the Credit Facility. At September 30, 2003, the outstanding principal and interest balance of the Credit Facility was approximately $1,888,000.

In consideration of Dr. Frost’s personal guarantee, the Company issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost and increased the annual interest rate on a currently outstanding note payable to an entity related to Dr. Frost from 7% to 9% (See Note 5). The shares of restricted common stock issued, which were valued at $525,000 based on the closing price of the Company’s common stock on March 31, 2003 when the guarantee was granted, have been recorded as a deferred financing cost which will be amortized over the term of the guarantee which expires March 31, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 7 — INCOME/LOSS PER SHARE

The dilutive effect of 276,000 stock options have been reflected in the weighted average shares computation for the three-month period ended September 30, 2003 because the exercise price was greater than the average market price. 2,515,000 stock options and 760,000 warrants to purchase the Company’s common stock have not been included in the weighted average share computation for the three-month period ended September 30, 2003 because the effect would be antidilutive. The dilutive effect resulting from the convertible feature of the Notes and the Related Party Notes have been reflected in the weighted average shares computation for the three-month period ended September 30, 2003. None of the stock options, warrants or shares from the potential conversion of the Notes and Related Party Notes were included in the weighted average share computation for the other period presented as the effect would be antidilutive.

NOTE 8 — DIRECTOR COMPENSATION

As compensation for their service on the Board of Directors, Board members who served during calendar years 2001 and 2002 were entitled to receive for each year of service, at their election, either 100,000 shares of restricted common stock or fully vested options to purchase 100,000 shares of common stock. Also, two newly elected Board members were entitled to receive, at their election, either an additional 100,000 shares of restricted common stock or fully vested options to purchase 100,000 shares of common stock. On September 23, 2002, five of the Board members elected to receive their award in the form of restricted common stock, which represented a combined total of 800,000 shares of restricted common stock. The value of the restricted stock award of $112,000 (based on the closing price of the Company’s common stock on September 23, 2002) has been recorded as director compensation in the three-month period ended September 30, 2002. Also on September 23, 2002, two of the Board members elected to receive their award in the form of stock options, which represented a combined total of 400,000 stock options. The fully vested stock options have an exercise price of $.36 per share and are valid for a ten-year period.

NOTE 9 — INCOME TAXES

Although the Company had income from operations and net income for the three-month period ended September 30, 2003, a provision for income taxes has not been recorded as the Company believes it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability.

NOTE 10 — CONTINGENCIES

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

The Company is a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS v. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.N.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. Trial has been set for the week of January 12, 2004. The Company intends to defend this case vigorously.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

The Company is a party to the case of VICTORIA FINN AND RONALD FINN, HER HUSBAND, v. ARACELI QUEVEDO, M.D., CONTINUCARE MEDICAL MANAGEMENT, INC., F/K/A CONTINUCARE HEALTH CENTERS, INC., D/B/A CONTINUCARE MEDICAL GROUP AT MARGATE AND FIRST MEDICAL CORPORATION OF DELAWARE, F/K/A FIRST MEDICAL, INC., OF DELAWARE, D/B/A FIRST MEDICAL CORPORATION, A FOREIGN CORPORATION. This case was filed on August 29, 2003, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, and served on the companies in October 2003. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. The Company intends to defend this case vigorously.

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

On February 13, 1998, the Company acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”) from Integrated Health Services, Inc (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, the Company sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the State of Florida. During the second quarter of Fiscal 2002, the Company became aware that the Centers for Medicare and Medicaid Services (“CMS”) were pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number (the “Providers”) for services rendered during calendar years 1996, 1997 and 1998 (collectively the “Alleged Overpayments”.) The Company was aware of its obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, the Company recorded an estimate for the overpayments indicated on those cost reports as part of its continuing operations. When the Company purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to the purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996.

During the third quarter of Fiscal 2002, it became clear that the Company was being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including calendar year 1996. While the Company disputed the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to the Company’s home health agencies, the Company entered into a memorandum of understanding for the 1996 and 1997 cost report years (the “1996 Repayment Memorandum” and the “1997 Repayment Memorandum”.) Under both the 1996 Repayment Memorandum and the 1997 Repayment Memorandum, the Company agreed to make monthly payments of $10,000 for 24 months for each of the 1996 and 1997 cost report years with the balance due at the end of the respective terms. Although the Company began making payments under these Memorandums, the Company retained the right to dispute the Alleged Overpayments. During September 2002, the Company requested a reopening of the 1996 and 1997 cost reports and supplied various documentation to demonstrate that the Alleged Overpayments were incorrect.

In September 2003, the Company was notified by the Medicare Fiscal Intermediary that they had completed the reopening of the 1997 cost report. As a result of this cost report settlement, the original liability recorded of approximately $402,000 was reduced to approximately $40,000 and an adjustment of approximately $362,000 was recorded as a Medicare cost report settlement in the fourth quarter of Fiscal 2003. As of September 30, 2003, our Condensed Consolidated Balance Sheet includes a receivable of approximately $170,000 due from Medicare for the 1997 RMS cost report.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

In October 2003, the Company was notified by the Medicare Fiscal Intermediary that they had completed the reopening of the 1996 cost report. As a result of this cost report settlement, the original liability recorded of approximately $2,441,000 was reduced to approximately $223,000 and the Company recorded approximately $2,218,000 as a Medicare Settlement Related to Terminated Operations during the three-month period ended September 30, 2003. As of September 30, 2003, the Condensed Consolidated Balance Sheet reflects a liability due to Medicare of approximately $43,000 for the 1996 RMS cost report.

The Company has recorded an accrual for medical malpractice claims, which includes amounts for insurance deductibles and legal fees, based on management’s estimate of the ultimate outcome of such claims. No liabilities other than those discussed above have been recorded for the above matters as it is not possible to estimate the liability, if any, that will result from the resolution of these matters.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Emerging Issues Task Force (“EITF”) finalized EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of the provisions of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

NOTE 12 — SUBSEQUENT EVENT

In October 2003, Spencer Angel resigned as the Company’s President and CEO. In accordance with the terms of Mr. Angel’s severance agreement, he will receive $250,000, payable through September 2004 in accordance with the Company’s normal payroll practices, and a lump-sum cash severance payment of $17,500. The Company also repurchased 800,000 stock options held by Mr. Angel for $68,000. The Company will record a liability in the second quarter of Fiscal 2004 for the amounts due under the severance agreement.

In October 2003, the Company appointed Richard C. Pfenniger, Jr., currently the chairman of the Board of Directors, as its Chief Executive Officer and President. At the time of his appointment, Mr. Pfenniger was awarded options to purchase 1,200,000 shares of common stock. The options vest in increments of 400,000 on each of the following dates: September 30, 2004; September 30, 2005; and September 30, 2006. The options have an exercise price of $.66 per share (based on the price of the Company’s common stock on the grant date) and are valid for a ten-year term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:

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

Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

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

     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2003.

General

     We are a provider of outpatient healthcare and home healthcare services in Florida. Our managed care operations, through various capitated or percentage of premium arrangements, are responsible for providing primary care medical services (the “Primary Care Services”) or overseeing the provision of these Primary Care Services by affiliated physicians to approximately 16,300 patients on a full-risk basis and approximately 12,000 patients on a limited or non-risk basis at September 30, 2003. Full-risk managed care agreements represent the majority of our managed care revenues and require that in exchange for a percentage of premium we assume responsibility to provide and pay for all of our patients’ medical needs. Our home health operations provide home healthcare services to recovering, disabled, chronically ill and terminally ill patients in their homes.

Reimbursement Considerations

     Our home health agencies (“HHAs”) receive reimbursement from the Medicare and Medicaid programs, insurers, self-funded benefit plans for home health agencies and other third-party payors. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Although we derived less than 3% of our net medical services revenue directly from the Medicare and Medicaid programs in the three-month period ended September 30, 2003, a substantial portion of our managed care revenues are based upon Medicare reimbursable rates. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, for example, decreasing Medicare reimbursement rates.

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

     Most services and medical supplies provided by a Medicare HHA during a particular episode of care must be billed by the HHA. Outside suppliers may not bill the Medicare program directly for services or medical supplies provided by the supplier to patients while under the care of a Medicare HHA. Instead, the Medicare HHA must provide most home health services or medical supplies either directly or pursuant to an arrangement with an outside supplier if the HHA bills Medicare directly. The Centers for Medicare and Medicaid Services (“CMS”) clarifies that the law is silent regarding the specific terms of HHA payments to outside suppliers and does not authorize Medicare to impose any such requirements. To the extent that our HHAs utilize outside providers for the provision of applicable home health services, we believe we are in compliance with the consolidated billing requirements. Additionally, to the extent that we use outside providers, our cost to obtain such services and medical supplies may be greater than the reimbursement provided by the Medicare program, especially if Medicare reimbursement decreases but the cost of such services and medical supplies to us increases or stays constant.

     Payments per visit from managed care organizations typically have been lower than cost-based reimbursement from Medicare and reimbursement from other payors for nursing and related patient services. In addition, payors and employer groups are exerting pricing pressure on home healthcare providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows.

Accounting Policies

General — The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to our HMO agreements, accounts receivable, intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements. Please refer to the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2003, particularly Note 2, for a more detailed description of such policies.

Revenue recognition — Revenue is recorded in the period services are rendered as determined by the respective contract.

     Under our full risk contracts with HMOs, we receive a percentage of premium (“POP”) for each patient that chooses one of our physicians as their primary care physician and we assume responsibility for the cost of all medical services. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated POP revenue on those contracts, we recognize losses on our prepaid healthcare services with HMOs. No contracts are considered loss contracts at September 30, 2003 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

     Under our limited risk and non-risk contracts with HMOs, we receive a management fee based on the number of patients for which we are providing services on a monthly basis. The management fee is recorded as revenue in the period in which services are provided.

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

     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed on a quarterly basis. This independent actuarial calculation indicates that medical claims incurred but not reported as of September 30, 2003 are between approximately $11,314,000 and $12,459,000. As of September 30, 2003, we had recorded a liability of approximately $12,045,000 for medical claims incurred but not reported based on our monthly calculation process. As the amount recorded was within the actuarial range, no further analysis was necessary.

Consideration of impairment of costs in excess of net tangible assets — Our balance sheet includes intangible assets, including goodwill and separately identifiable intangible assets. Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually for impairment, or more frequently if certain impairment indicators arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain impairment indicators arise. Indicators of an impairment include, among other things, significant adverse change in legal factors or the business climate, loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

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

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002.

Revenue from Continuing Operations

     Medical services revenues increased 7.6% to approximately $26,234,000 for the three-month period ended September 30, 2003 from approximately $24,392,000 for the three-month period ended September 30, 2002. This increase is primarily due to an increase in Medicare member months and premium increases.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana Medical Plans, Inc. (“Humana”) was 70% and 76% of medical services revenue for the three-month periods ended September 30, 2003 and 2002, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista Healthplan of South Florida, Inc. and its related affiliated companies (“Vista”) was 26% and 20% of medical services revenue for the three-month periods ended September 30, 2003 and 2002, respectively. Revenue from continuing operations generated by our home health agencies was approximately 4% of medical services revenue during both of the three-month periods ended September 30, 2003 and 2002, respectively, and consisted primarily of Medicare reimbursement.

Expenses from Continuing Operations

     Medical services expenses for the three-month period ended September 30, 2003 were approximately $22,415,000 or 85.4% of medical services revenue compared to approximately $21,175,000 or 86.8% of medical services revenue for the three-month period ended September 30, 2002. Medical services expense includes medical claims expense as well as other direct costs associated with providing medical services. Medical services expenses for our managed care operations were approximately $21,668,000 or 82.6% of medical services revenue for the three-month period ended September 30, 2003 as compared to $20,691,000 or 84.8% of medical services revenue for the three-month period ended September 30, 2003. Medical services expenses for our home health operations were approximately $747,000 or 63.8% of our home health revenue for the three-month period ended September 30, 2003 compared to approximately $484,000 or 52.9% of our home health revenue for the three-month period ended September 30, 2002. Medical services expenses for our home health operations were approximately 2.8% and 2.0% of medical services revenue for the three-month periods ended September 30, 2003 and 2002, respectively.

     Medical claims represent the costs of medical services provided to our members in our managed care operations by providers other than us but for which we are financially responsible for under the terms of our full risk contracts with HMOs. Claims expense was approximately $18,807,000 and $18,003,000 for the three-month periods ended September 30, 2003 and 2002, respectively, or 75.0% and 76.7% of medical services revenues from continuing operations derived from our managed care entities. The claims ratio for continuing operations for the fiscal year ended June 30, 2003 was 76.5%. Our claim loss ratio varies due to fluctuations in utilization, medical costs and premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing primary care and home health services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to provide medical care to our patients through either our home health or managed care operations. Other direct costs were approximately $3,609,000 and $3,171,000 for the three-month periods ended September 30, 2003 and 2002, respectively, or 13.8% and 13.0% of medical services revenues.

     Payroll and employee benefits for administrative personnel was approximately $1,426,000 for the three-month period ended September 30, 2003, or 5.4% of revenue, compared to approximately $1,539,000 or 6.3% of revenue for the three-month period ended September 30, 2002. The decrease in payroll and employee benefits during the three-month period ended September 30, 2003 is primarily due to reductions in the overhead costs of the home health operations.

     Professional fees were approximately $202,000 for the three-month period ended September 30, 2003 as compared to approximately $259,000 for the three-month period ended September 30, 2002. The decrease in professional fees is due primarily to various litigation that was significantly resolved or settled prior to the first quarter of Fiscal 2004.

     General and administrative expenses for the three-month period ended September 30, 2003 were approximately $1,568,000 or 6.0% of revenues compared to approximately $1,371,000 or 5.6% of revenues for the three-month period ended September 30, 2002.

     Depreciation and amortization for the three-month period ended September 30, 2003 decreased approximately 12.2% to approximately $153,000 from approximately $175,000 for the three-month period ended September 30, 2002. The decrease is due primarily to certain intangible assets which became fully amortized in Fiscal 2003.

Income (loss) from Operations

     Income from operations for the three-month period ended September 30, 2003 was approximately $455,000 or 1.7% of total revenues, compared to a loss from operations of approximately $152,000 or 0.6% of total revenues for the three-month period ended September 30, 2002.

Interest Expense

     Interest expense was approximately $246,000 for the three-month period ended September 30, 2003 as compared to approximately $390,000 for the three-month period ended September 30, 2002. The decrease is primarily due to lower annual deferred financing costs for the credit facility guarantee obtained in March 2003 compared with the guarantee in place the prior year.

Medicare Settlement Related to Terminated Operations

     The Medicare Settlement Related to Terminated Operations relates to alleged overpayments by CMS to a former subsidiary. On February 13, 1998, we acquired the stock of Rehab Management Systems, Inc., Integracare, Inc. and J.R. Rehab Associates, Inc. (collectively referred to as “RMS”) from Integrated Health Services, Inc. (“IHS”). RMS operated numerous rehabilitation clinics in the States of Florida, Georgia, Alabama, North Carolina and South Carolina as a Medicare and Medicaid provider of outpatient services. On April 8, 1999, we sold substantially all the assets of RMS and the assumption of certain liabilities to Kessler Rehabilitation of Florida, Inc. (“Kessler”). On August 13, 1999, RMS was formally dissolved as a corporation with the State of Florida. During the second quarter of Fiscal 2002, we became aware that CMS was pursuing IHS, Kessler and RMS for collection of principal and interest for certain alleged Medicare overpayments made to providers purchased from IHS or linked to the purchased entities through the use of a common provider number (the “Providers”) for services rendered during calendar years 1996, 1997 and 1998 (collectively the “Alleged Overpayments”). We were aware of our obligation to CMS for any overpayments for services rendered by the Providers during calendar years 1997 and 1998. At the time the cost reports were completed and submitted to CMS for services rendered by the Providers during calendar years 1997 and 1998, we recorded an estimate for the overpayments indicated on those cost reports as part of our continuing operations. When we purchased RMS, the purchase agreement included indemnification from IHS for any overpayments prior to calendar year 1997. Subsequent to our purchase of RMS, IHS sought protection under Chapter 11 of the United States Bankruptcy Code and, as such, is protected from CMS’ and RMS’ efforts to collect on the Alleged Overpayments that relate to calendar year 1996.

     During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including calendar year 1996. While we disputed the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to our home health agencies, we entered into a memorandum of understanding for the 1996 and 1997 cost report years (the “1996 Repayment Memorandum” and the “1997 Repayment Memorandum.”) Under both the 1996 Repayment Memorandum and the 1997 Repayment Memorandum, we agreed to make monthly payments of $10,000 for 24 months for each of the 1996 and 1997 cost report years with the balance due at the end of the respective terms. Although we began making payments under these Memorandums, we retained the right to dispute the Alleged Overpayments. While a liability for the 1997 cost report had previously been recorded, no amounts had been recorded for the 1996 cost report liability primarily due to (i) the indemnification we had received from IHS for any overpayments prior to calendar year 1997; (ii) the cost report including providers which we never owned or operated; and (iii) lack of knowledge of a balance owed to CMS for the 1996 cost report and CMS’ ability to demand payment from us. As such, during the quarter ended March 31, 2002 we recorded an approximately $2,441,000 Provision for Medicare Settlement Related to Terminated Operations.

     During September 2002, we requested a reopening of the 1996 and 1997 cost reports and supplied various documentation to demonstrate that the Alleged Overpayments are incorrect. In September 2003, the Medicare Fiscal Intermediary notified us that they had completed the reopening of the 1997 cost report. As a result in the fourth quarter of Fiscal 2003 we recorded an adjustment of approximately $362,000 for the settlement of the 1997 cost report. In October 2003, we were notified that the Medicare Fiscal Intermediary had completed the reopening of the 1996 cost report. As a result of this cost report settlement, the original liability recorded of approximately $2,441,000 was reduced to approximately $223,000 and we recorded approximately $2,218,000 as a Medicare Settlement Related to Terminated Operations during the three-month period ended September 30, 2003. (See Note 10 in our accompanying Condensed Consolidated Financial Statements for the three-month period ended September 30, 2003.)

Income (loss) from Discontinued Operations

     Income from discontinued operations was approximately $73,000 for the three-month period ended September 30, 2003 as compared to a loss from discontinued operations of approximately $151,000 for the three-month period ended September 30, 2002. Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations (the “Terminated IPA.”) The Terminated IPA, which consisted of 29 physicians at the time of the termination and is considered discontinued operations, contributed approximately $2,468,000 in medical services revenue and generated an operating loss of approximately $151,000 during the three-month period ended September 30, 2002. The Terminated IPA did not contribute any revenue but generated operating income of approximately $73,000 during the three-month period ended September 30, 2003. Income generated by discontinued operations during the three-month period ended September 30, 2003 resulted from a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003. While this termination was intended to streamline our cost structure and stem anticipated operating losses, we may not achieve any financial benefits as a result of terminating these IPA contracts.

Net Income (Loss)

     Net income for the three-month period ended September 30, 2003 was approximately $2,502,000 compared to a net loss of approximately $692,000 for the three-month period ended September 30 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Although our financial statements have been prepared assuming we will continue as a going concern, there is significant uncertainty as to whether we will be able to fund our obligations and satisfy our debt obligations as they become due in Fiscal 2004. At September 30, 2003, the working capital deficit was approximately $2,942,000, total indebtedness accounted for approximately 74.2% of our total capitalization and we had principal and interest of approximately $1,888,000 outstanding under our credit facility.

     Our credit facility matures on March 31, 2004, is personally guaranteed by our principal shareholder, contains, among other things, a financial covenant that requires us to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003 and measured quarterly thereafter and is collateralized by all of our assets. There can be no assurances that we will be able to meet this financial covenant at December 31, 2003 or be able to maintain it as required by the credit facility. Our failure to satisfy this financial covenant could result in a default under our credit facility. If a default occurs under our credit facility, the lender could elect to declare all our outstanding borrowings, as well as unpaid accrued interest, to be due and payable and require us to apply our available cash to repay these borrowings. Based on our current cash flow projections, it appears unlikely that we will have sufficient funds available to fully repay the credit facility on or before March 31, 2004. Additionally, uncertainty exists as to whether we will be able to extend or replace the credit facility without extending the personal guarantee of our principal shareholder or finding replacement guarantees, and there can be no assurance that we will be able to obtain such guarantees. Additionally, there can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to us.

     In April 2003, we executed a Physician Group Participation Agreement (the “PGP Agreement”) with one of our HMO partners. Pursuant to the PGP Agreement, we will assume certain management responsibilities on a non-risk basis for the HMO’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract will consist of a monthly management fee designed to cover our costs for providing these services. Simultaneously with the execution of the PGP Agreement, we restructured the terms of a $3,850,000 contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4,000,000 (the “Liquidated Damages”) which can be asserted by the HMO in the event that one of the following occurs: (i) continued participation by us under the PGP Agreement may affect adversely the health, safety or welfare of a member or bring the HMO or its provider networks into disrepute; (ii) we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; (iii) we are excluded from participation in any federal healthcare program; (iv) the HMO determines that we have not used our best efforts to perform under the PGP Agreement; or (v) we materially breach the PGP Agreement. Because there are contingent circumstances under which future payments to the HMO for Liquidated Damages could exceed the amount of debt forgiven, the gain to be recognized from the extinguishments of debt will be deferred and recognized when the Liquidated Damages are less than the debt forgiven. If we remain in compliance with the terms of the PGP Agreement, the HMO, at its option, may reduce the Liquidated Damages by one-fourth on each of the following dates: October 10, 2003, April 10, 2004; October 9, 2004 and April 10, 2005. If we obtain these reductions, the deferred revenue will be recognized in a manner consistent with the reduction in the Liquidated Damages. On November 7, 2003, we were notified that the Liquidated Damages had been reduced to $3,500,000. Accordingly, we will recognize $350,000 of the deferred revenue in the second quarter of Fiscal 2004.

     In the fourth quarter of Fiscal 2003 and continuing into the first quarter of Fiscal 2004, we have begun to reorganize our home health operations in an effort to reduce their overhead costs and explore new payor sources to increase patient referrals. During the three-month period ended September 30, 2003 the home health agencies generated an operating loss before consideration of a corporate overhead allocation and interest expense of approximately $438,000 as compared to approximately $554,000 during the three-month period ended September 30, 2002. While improvements have occurred during the three-month period ended September 30, 2003, if the reorganization efforts do not result in significant operating improvements in future periods, we may consider other alternatives with respect to our home health operations. Such alternatives may include, among other things, implementing additional cost reduction measures, selling or discontinuing the home health operations.

     In Fiscal 2003, the claims loss ratio for our managed care operations stabilized and has continued to remain stable in the first quarter of Fiscal 2004. However, negative changes in the claims loss ratio, due to increases in the utilization of healthcare services as well as increases in medical costs without counterbalancing increases in premium revenues from our contracts with HMOs, would reduce the profitability and cash flows from our managed care operations. Historically, we have been able to realize advantageous HMO benefit changes and premium increases in our managed care operations in the third quarter of our fiscal year, which have a positive impact on profitability and cash flow. However, there can be no assurances that any benefit changes will occur or be realized in the third quarter of Fiscal 2004 or that premium increases, if any, will be able to offset any negative health cost trends. With the limited availability of additional financing through the credit facility, if the Company is unable to further reduce the home health losses or is unable to maintain the current claims loss ratio for the managed care operations, the Company could experience a severe strain on its cash flow. There can be no assurances that our efforts to reorganize our home health operations or any potential benefit changes or premium increases in our managed care operations will allow us to meet our cash requirements in Fiscal 2004.

     In October 2003, Spencer Angel resigned as the Company’s President and CEO. In accordance with the terms of Mr. Angel’s severance agreement, he will receive $250,000, payable through September 2004 in accordance with the Company’s normal payroll practices in addition to certain amounts that were paid at the time of his resignation.

     We plan to fund our capital commitments, operating cash requirements and satisfy our obligations from a combination of cash on hand and operating cash flow improvements realized from decreased utilization, HMO premium increases and advantageous HMO benefit changes for our managed care operations and reducing indirect cost and increasing patient referrals for our home health agencies. We continue to focus on strengthening our managed care operations by enhancing our physician network, streamlining our operations and implementing measures to contain the rising costs of providing health services to our members. Such measures include, among other things, emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into our own contracts with health care providers such as medical specialists and recommending that our members utilize hospitals and outpatient facilities that have favorable rate structures. In the fourth quarter of Fiscal 2003 and continuing into the first quarter of Fiscal 2004, we have begun to reorganize our home health operations in an effort to reduce their overhead costs and explore new payor sources to increase patient referrals. If we can not maintain our current claims loss ratio for our managed care operations or reduce the home health losses, our business, results of operations, and cash flow may be materially adversely affected and we may be unable to meet our financial obligations as they become due.

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

     Our income from continuing operations was approximately $2,428,000 for the three-month period ended September 30, 2003. Cash provided by continuing operations for the three-month period ended September 30, 2003 was approximately $609,000. The following were the most significant items which are reflected in the income from continuing operations but did not impact our cash flows from operations during the three-month period ended September 30, 2003:

•	Depreciation and amortization, including the amortization of deferred financing costs, reduced income from continuing operations by approximately $297,000, without reducing cash from operations.

•	The net decrease in due to/from Medicare of approximately $2,214,000 is primarily due to the settlement with Medicare regarding the 1996 RMS cost report. (See Note 10 of our Condensed Consolidated Financial Statements for the three-month period ended September 30, 2003.) This settlement increased income from continuing operations without impacting our cash flow.

•	Increases in accounts payable and accrued expenses reduced income from continuing operations by approximately $721,000, without reducing cash from operations.

•	Our net receivable from HMOs increased by approximately $787,000 and impacted our income from continuing operations but did not provide cash during the three-month period ended September 30, 2003.

The above items were offset by increases in prepaid and other current assets of approximately $170,000 which did not impact our income from continuing operations but did reduce the cash flows during the same three-month period.

     Our cash used in investing activities of approximately $29,000 for the three-month period ended September 30, 2003 includes approximately $31,000 in proceeds from maturities of restricted cash offset by approximately $60,000 for the purchase of equipment. Our cash used in financing activities for the three-month period ended September 30, 2003 was approximately $638,000, primarily due to net repayments of approximately $434,000 on our credit facility and payments of various notes payable of approximately $203,000.

     Approximately 4% of our medical services revenue during the three-month period ended September 30, 2003 was derived from our HHAs. Effective October 1, 2000, two of our HHAs, which primarily provide services to patients eligible under the Medicare program, began to be reimbursed by Medicare under the prospective payment system (“PPS”). Under PPS, we are paid a predetermined fee for services provided to patients for every 60-day period for which care is rendered. Any reduction in reimbursement under a PPS predetermined fee schedule would have a negative impact on our business, results of operations and cash flow.

     Prior to the implementation of PPS, our Medicare HHAs were reimbursed for services provided based on a reasonable cost methodology. We were reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and subsequent audits by CMS. Changes in the estimated settlements we recorded may be adjusted in future periods as final settlements are determined and may have a material adverse affect on our results of operations and cash flow. See Note 10 in our accompanying Condensed Consolidated Financial Statements for the three-month period ended September 30, 2003 and Note 12 in our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2003 regarding amounts currently due to CMS.

     One of our HMO contracts requires that we fund a claims reserve out of operating profits of certain of our staff model clinics. As a result of increased membership, our obligations under this reserve fund increased by approximately $85,000 effective May 1, 2003, and will be paid over five months. At September 30, 2003, the reserve was fully funded. The HMO can only draw upon this reserve in the event that the staff model clinics in question have incurred an account deficit and that we are unable or unwilling to satisfy the HMOs’ demand to fund the deficit. At no time during the three-month period ended September 30, 2003 were the staff model clinics in question in an account deficit position.

     Other factors that could affect our liquidity and cash flow which are also discussed in our Annual Report on Form 10-K for the year ended June 30, 2003 include: (i) increasing costs of health care services; (ii) loss of a material contract; (iii) decreases in reimbursement rates by third-party payors; (iv) retroactive cost report adjustments; (v) adverse governmental regulation, (vi) damage awards under pending or future litigation; and (vii) increased insurance costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2003, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have immaterially increased our net loss for the three-month periods ended September 30, 2003 and 2002 by approximately $6,000 and $1,000, respectively. We have no material risk associated with foreign currency exchange rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. There were no changes in our internal controls or other factors during the first quarter of our fiscal year, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of our Condensed Consolidated Financial Statements.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Severance Agreement between the Company and Spencer J. Angel dated as of October 1, 2003.

31.1	Section 302 Certification of the Chief Executive Officer.

32.1	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Date Filed or Furnished	Item No.	Description

October 3, 2003	Items 5 and 7	We announced the appointment of Richard C. Pfenniger, Jr. as Chief Executive Officer and President.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION

Dated: November 13, 2003	By:	/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger Jr. Chief Executive Officer and President

By:	/s/ Janet L. Holt Janet L. Holt Chief Financial Officer

EXHIBIT INDEX

Description	Exhibit Number

Severance Agreement between the Company and Spencer J. Angel dated as of October 1, 2003	10.1
Section 302 Certification of the Chief Executive Officer	31.1
Section 302 Certification of the Chief Financial Officer	31.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2