Form 10-Q
period 2003-12-31
CONTINUCARE CORP
filed 2004-02-13
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)

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

At February 9, 2004, the Registrant had 42,430,001 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,365	$160,743
Certificates of deposit, current	100,819	101,258
Accounts receivable, net of allowance for doubtful accounts of $4,890,000 and $4,823,000, respectively	467,748	323,443
Other receivables	203,347	410,765
Due from Medicare, net	410,870	258,930
Due from HMOs, net of a liability for incurred but not reported medical claims expense of $11,892,000 and $13,014,000, respectively	1,984,987	1,414,469
Prepaid expenses and other current assets	425,888	565,935

Total current assets	3,775,024	3,235,543
Certificates of deposit	–	30,000
Assets related to home health operations held for sale	9,000	540,398
Equipment, furniture and leasehold improvements, net	449,164	430,382
Goodwill, net of accumulated amortization of approximately $3,581,000	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of $1,893,000 and $1,717,000, respectively	1,617,025	1,793,431
Deferred financing costs, net of accumulated amortization of $3,849,000 and $3,562,000, respectively	231,563	518,382
Other assets, net	107,387	109,330

Total assets	$20,531,673	$20,999,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615,405	$683,488
Accrued expenses	2,933,336	2,283,048
Liabilities related to terminated IPA, net	37,254	110,345
Credit facility	2,205,911	2,315,000
Current portion of convertible subordinated notes payable	1,341,536	233,716
Current portion of long-term debt	402,941	2,640,943
Current portion of related party notes payable	63,854	63,854
Accrued interest payable	26,334	51,754
Current portion of capital lease obligations	65,238	70,913

Total current liabilities	7,691,809	8,453,061
Deferred gain on extinguishment of debt	3,500,000	3,850,000
Capital lease obligations, less current portion	93,421	125,606
Convertible subordinated notes payable, less current portion	2,877,983	4,122,751
Long term debt, less current portion	1,147,234	1,341,947
Related party notes payable, less current portion	965,406	997,333

Total liabilities	16,275,853	18,890,698
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized, 45,375,194 shares issued and 42,379,001 shares outstanding at December 31, 2003 and June 30, 2003	4,239	4,239
Additional paid-in capital	60,279,880	60,279,880
Accumulated deficit	(50,603,598)	(52,750,140)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	4,255,820	2,109,278

Total liabilities and shareholders’ equity	$20,531,673	$20,999,976

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,

	2003	2002

Medical services revenue, net	$24,173,674	$23,988,134
Management fee revenue	194,562	–

Subtotal	24,368,236	23,988,134

Expenses
Medical services:
Medical claims	18,141,504	18,401,034
Other direct costs	2,890,296	2,685,495

Total medical services	21,031,800	21,086,529
Administrative payroll and employee benefits	993,101	975,856
Professional fees	246,277	59,085
General and administrative	1,588,967	1,267,112
Gain on extinguishment of debt	(350,000)	–
Depreciation and amortization	136,560	145,766

Subtotal	23,646,705	23,534,348

Income from operations	721,531	453,786

Other income (expense)
Interest income	1,421	1,952
Interest expense	(243,712)	(221,096)

Income from continuing operations	479,240	234,642

Loss from discontinued operations:
Home health operations (including loss on disposal of $457,000)	(834,048)	(509,231)
Terminated IPA	–	(97,898)

Subtotal	(834,048)	(607,129)

Net loss	$(354,808)	$(372,487)

Basic and diluted net income (loss) per common share:
Income from continuing operations	$.01	$–
Loss from discontinued operations	(.02)	(.01)

Net (loss)	$(.01)	$(.01)

Basic weighted average number of common shares outstanding	42,379,001	40,500,905

Diluted weighted average number of common shares outstanding	48,191,924	40,500,905

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended December 31,

	2003	2002

Medical services revenue, net	$49,107,176	$47,463,982
Management fee revenue	324,459	–

Subtotal	49,431,635	47,463,982

Expenses
Medical services:
Medical claims	36,948,229	36,404,278
Other direct costs	5,751,879	5,372,822

Total medical services	42,700,108	41,777,100
Administrative payroll and employee benefits	1,886,316	1,931,484
Professional fees	441,122	308,059
General and administrative	2,870,480	2,364,887
Gain on extinguishment of debt	(350,000)	–
Depreciation and amortization	269,133	303,174

Subtotal	47,817,159	46,684,704

Income from operations	1,614,476	779,278

Other income (expense)
Interest income	2,076	3,727
Interest expense	(488,601)	(609,942)
Medicare settlement related to terminated operations	2,218,278	–

Income from continuing operations	3,346,229	173,063

Income (loss) from discontinued operations:
Home health operations (including loss on disposal of $457,000)	(1,272,778)	(987,800)
Terminated IPA	73,091	(249,386)

Subtotal	(1,199,687)	(1,237,186)

Net income (loss)	$2,146,542	$(1,064,123)

Basic net income (loss) per common share:
Income from continuing operations	$.08	$–
Loss from discontinued operations	(.03)	(.03)

Net income (loss)	$.05	$(.03)

Diluted net income (loss) per common share:
Income from continuing operations	$.07	$–
Loss from discontinued operations	(.03)	(.03)

Net income (loss)	$.04	$(.03)

Basic weighted average number of common shares outstanding	42,379,001	40,102,536

Diluted weighted average number of common shares outstanding	47,755,168	40,102,536

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,146,542	$(1,064,123)
Loss from discontinued operations	1,199,687	1,237,186

Income from continuing operations	3,346,229	173,063
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	555,952	735,837
Gain on extinguishment of debt	(350,000)	–
Provision for bad debts	71,859	50,112
Director compensation paid through the issuance of restricted common stock	–	123,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(216,164)	(104,076)
Decrease in prepaid expenses and other current assets	140,047	187,605
Decrease in other receivables	207,418	396,890
Increase in other assets	(1,445)	(1,972)
(Increase) decrease in due from HMO’s, net	(570,518)	16,130
(Increase) decrease in due to/from Medicare, net	(2,370,219)	301,290
Increase in accounts payable and accrued expenses	582,205	176,367
Decrease in accrued interest payable	(25,420)	(2,601)

Net cash provided by continuing operations	1,369,944	2,051,645
Net cash used in discontinued operations	(785,884)	(962,603)

Net cash provided by operating activities	584,060	1,089,042

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of restricted cash, net	30,439	100,374
Property and equipment additions	(53,679)	(50,484)

Net cash (used in) provided by continuing operations	(23,240)	49,890
Net cash used in discontinued operations	(9,938)	(10,530)

Net cash (used in) provided by investing activities	(33,178)	39,360

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible subordinated notes	(136,948)	(136,949)
Payments on related party notes	(31,927)	(31,927)
Principal repayments under capital lease obligation	(37,860)	(58,769)
Third party assumption of capital lease obligation	–	(1,789)
Net decrease in credit facility	(109,089)	(315,000)
Advances from HMOs	–	75,000
Payment on advances from HMOs	–	(75,000)
Repayments to Medicare per agreement	(214,436)	(330,333)

Net cash used in continuing operations	(530,260)	(874,767)
Net cash used in discontinued operations	–	(81,506)

Net cash used in financing activities	(530,260)	(956,273)

Net increase in cash and cash equivalents	20,622	172,129

Cash and cash equivalents at beginning of period	160,743	180,410

Cash and cash equivalents at end of period	$181,365	$352,539

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
Note payable issued for refunds due to Medicare for overpayments	–	694,800

Purchase of furniture and fixtures with proceeds of capital lease obligations	–	40,122

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003
(UNAUDITED)

NOTE 1 — UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries.

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

NOTE 2 — GENERAL

Continucare, which was incorporated on February 1, 1996 as a Florida corporation, is a provider of outpatient healthcare in Florida.

In Fiscal 2003, the Company continued to review its operations and institute measures intended to operate profitably and reduce a significant working capital deficiency that resulted from losses in prior years. In an effort to streamline the cost structure and stem anticipated operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its independent practice associations (the “Terminated IPA”). The Terminated IPA, which consisted of 29 physicians at the time of the termination and is shown as discontinued operations, contributed $2.0 million and $4.5 million in revenue and generated an operating loss of $98,000 and $0.2 million during the three- month and six-month periods ended December 31, 2002, respectively. Severance costs and other exit costs resulting from the termination of the IPA totaled less than $10,000 and were paid prior to June 30, 2003. The Terminated IPA did not contribute any revenue or generate any operating income during the three-month period ended December 31, 2003. The Terminated IPA also did not contribute any revenue but did generate operating income of $73,000 during the six-month period ended December 31, 2003. The operating income was primarily the result of a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003. At December 31, 2003, the remaining liabilities related to the discontinued operations of the Terminated IPA of $37,000 consisted primarily of payables which arose during the ordinary course of business. There can be no assurance that the Company will achieve any financial benefits as a result of terminating these IPA contracts.

In the fourth quarter of Fiscal 2003 and continuing into the first quarter of Fiscal 2004, the Company began to reorganize its home health operations in an effort to reduce their overhead costs and explore new payor sources to increase patient referrals. While improvements did occur during the six-month period ended December 31, 2003, the improvements were less than anticipated. On December 16, 2003, the Company announced that it would dispose of its home health agencies. The disposition occurred in transactions with three entities that acquired substantially all

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

of the existing home health operations in separate transactions that concluded on or prior to February 7, 2004. As a result of this disposition, the home health operations are shown as discontinued operations. (See Note 4.)

In Fiscal 2003, the claims loss ratio (calculated as medical claims expense as a percentage of medical services revenue) for the Company’s managed care operations stabilized and has improved in the first and second quarters of Fiscal 2004. The claims loss ratio for the six-month periods ended December 31, 2003 and 2002 was 75.2% and 76.7%, respectively. The claims loss ratio for the fiscal year ended June 30, 2003 was 76.5%. The Company continues to focus on strengthening its managed care operations by enhancing its physician network, streamlining its operations and implementing measures to contain the rising costs of providing health services to its members. Such measures include, among other things, emphasizing preventive care, encouraging frequent health check–ups, monitoring compliance with drug therapies, entering into contracts with health care providers such as medical specialists and recommending that its members utilize hospitals and outpatient facilities that have favorable rate structures. However, there can be no assurances that in the future the Company will not experience a negative change in its claims loss ratio. Negative changes in the claims loss ratio, which result from increases in the utilization of health care services as well as increases in medical costs without counterbalancing increases in premium revenues from the Company’s contracts with Health Maintenance Organizations (“HMOs”), would reduce the profitability and cash flows of our managed care operations.

Although the financial statements have been prepared assuming that the Company will continue as a going concern, there is significant uncertainty as to whether the Company will be able to fund its obligations and satisfy its debt obligations as they become due in Fiscal 2004. At December 31, 2003, the working capital deficit was $3.9 million, total indebtedness accounted for 68.3% of the Company’s total capitalization and the Company had principal and interest of $2.2 million outstanding under its credit facility. The credit facility matures on March 31, 2004, is personally guaranteed by Dr. Phillip Frost, a principal shareholder and member of the Company’s board of directors, and contains, among other things, a financial covenant that requires the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003 and measured quarterly thereafter (See Note 6). While the Company has complied with this financial covenant at December 31, 2003, there can be no assurances that the Company will be able to remain in compliance with the financial covenant as required by the credit facility. Based on the Company’s current cash flow projections, it is unlikely that the Company will have sufficient funds available to fully repay the credit facility on or before March 31, 2004. Uncertainty exists as to whether the Company will be able to extend or replace the credit facility without either extending the personal guarantee of Dr. Frost or finding replacement guarantees, and there can be no assurances that the Company will be able to obtain such guarantees. Additionally, if the Company is not in compliance with the financial covenant at March 31, 2004, it could adversely impact our ability to extend or replace the credit facility or obtain any personal guarantees that might be required. There can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to the Company.

On October 31, 2004, $1.1 million of the outstanding principal balance of the Company’s Convertible Subordinated Notes Payable (the “Notes”) is due. Based on the Company’s current cash flow projections, it appears unlikely that the Company will have sufficient funds available to make this principal payment. There can be no assurances that the Company will be successful in its attempts to either pay this principal payment, negotiate a revised maturity schedule, or obtain new financing to replace these Notes and, if so, if this will occur on terms acceptable to the Company.

The Company plans to fund its capital commitments, operating cash requirements and satisfy its obligations from a combination of cash on hand and operating cash flow improvements realized from decreased utilization, HMO premium increases and elimination of the losses associated with the home health operations. With the limited availability of additional financing through the credit facility, if the Company is unable to maintain the current claims loss ratio for the managed care operations, the Company could experience a severe strain on its cash flow. There can be no assurances that the measures discussed above will provide sufficient cash flow to fund the Company’s cash requirements for Fiscal 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

NOTE 3 – STOCK BASED COMPENSATION

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

In the second quarter of Fiscal 2004, the Company granted 1,200,000 options with an exercise price of $0.66 per share. (See Note 12.) If stock-based compensation had been recorded under the fair value method of accounting in accordance with SFAS No. 148, the Company’s net income (loss) for the three-month and six-month periods ended December 31, 2003 as reported in the accompanying Condensed Consolidated Statement of Operations would have decreased (increased) by approximately $63,200. The Company’s net income (loss) for the other periods presented would not have been materially different from the net income (loss) as reported had its stock-based compensation plans had been recognized in accordance with SFAS No. 148.

NOTE 4 – DISPOSAL OF HOME HEALTH OPERATIONS

On December 16, 2003, the Company announced that it would dispose of its home health agencies. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded on or prior to February 7, 2004. In two of the transactions, the employees and patients of the Company’s Medicare certified home health agencies in Broward and Miami-Dade counties were transferred to the acquirer and no assets or liabilities were transferred. In the third transaction, the Company sold the stock of its private duty home health agency subsidiary for a cash purchase price of $9,000. The Company retained all of the related accounts receivable, as well as all obligations for payables which existed as of the date of the sale. Accordingly, the home health operations are shown as discontinued operations. As a result of the decision to dispose of its home health operations, the Company assessed the recoverability of the long-lived assets associated with the home health operations and recorded a disposal charge of $0.5 million during the second quarter of Fiscal 2004, which consisted of the following:

Goodwill	$320,882
Equipment, furniture and leasehold improvements	111,640
Other	24,868

$457,390

The home health operations contributed $1.4 million and $1.0 million in revenue and generated an operating loss of $0.4 million (prior to recording the disposal charge) and $0.5 million during the three-month periods ended December 31, 2003 and 2002, respectively, before any corporate overhead allocation or interest expense. The home health operations contributed $2.6 million and $1.9 million in revenue and generated an operating loss of $0.8 million (prior to recording the disposal charge) and $1.0 million during the six-month periods ended December 31, 2003 and 2002, respectively, before any corporate overhead allocation or interest expense. Approximately 10 employees have been or will be terminated as a result of these transactions. In accordance with Statement of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

Financial Accounting Standard No. 146, “Accounting for costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company estimates that it will record approximately $0.2 million to $0.3 million of additional disposal costs for severance payments and to accrue for lease obligations in the third quarter of Fiscal 2004. The Company also estimates that the cost of operating the private home health subsidiary prior to its February 7, 2004 sale and the cost of winding up all of its home health agencies activities, including billing and collection of outstanding accounts receivables, will result in a further loss in the third quarter of Fiscal 2004 of approximately $150,000 to $250,000, for a total estimated loss from discontinued operations in the range of $0.4 million to $0.5 million.

NOTE 5 – DEFERRED GAIN ON EXTINGUISHMENT OF DEBT

In April 2003, the Company executed a Physician Group Participation Agreement (the “PGP Agreement”) with one of its HMO partners. Pursuant to the PGP Agreement, the Company agreed to assume certain management responsibilities on a non-risk basis for the HMO’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract consists of a monthly management fee designed to cover the costs of providing these services. Simultaneously with the execution of the PGP Agreement, the Company restructured the terms of a $3.9 million contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4.0 million (the “Liquidated Damages”), which can be asserted by the HMO in the event that (i) continued participation by the Company under this PGP Agreement may affect adversely the health, safety or welfare of a member or bring the HMO or its provider networks into disrepute; (ii) the Company engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (iii) the Company is excluded from participation in any federal healthcare program; (iv) the HMO determines that the Company has not used its best efforts to perform under the PGP Agreement; or (v) the Company materially breaches the PGP Agreement. Because there are contingent circumstances under which future payments to the HMO for the Liquidated Damages could exceed the amount of debt forgiven, the $3.9 million gain to be recognized from the extinguishment of debt was deferred and will be recognized when the Liquidated Damages are less than the debt forgiven. If the Company remains in compliance with the terms of the PGP Agreement, the HMO, at its option, may reduce the Liquidated Damages by one-fourth on each of the following dates: October 10, 2003, April 10, 2004; October 9, 2004 and April 10, 2005. If the Company obtains these reductions, the deferred gain will be recognized in a manner consistent with the reduction in the Liquidated Damages. On November 7, 2003, the Company was notified that the Liquidated Damages had been reduced to $3.5 million. Accordingly, the Company recognized $0.4 million of the deferred gain on extinguishment of debt in the second quarter of Fiscal 2004.

NOTE 6 – CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On October 30, 1997, the Company issued $46.0 million of 8% Convertible Subordinated Notes originally due on October 31, 2002 (the “Original Notes”). The Company completed a series of repurchases and troubled debt restructurings in Fiscal 2000 and 2001, including a restructuring effective June 30, 2001 whereby the Company issued a new convertible note (the “New Note’) with a principal balance of $912,195 to Frost Nevada Limited Partnership (“Frost Nevada”), an entity that is a principal shareholder of the Company and is controlled by Dr. Phillip Frost who is a director of the Company. The New Note was issued on modified terms negotiated between the Company and Frost Nevada in exchange for Notes that were purchased by Frost Nevada from certain of the holders of the Original Notes in a private transaction between the parties. In July 2001, Frost Nevada transferred approximately 13% of the New Note in a private transaction to a group of six investors (the “Investor Group”). The notes issued to Frost Nevada and the Investor Group, or their successors, are collectively referred to as the “Related Party Notes.” Also effective June 30, 2001, new notes (collectively, the “Notes”) were issued to the remaining holders of the Original Notes, on modified terms negotiated between the Company and such holders, in exchange for their Original Notes, as amended.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

Effective March 31, 2003, the Company further modified the terms of the Notes (the “Fiscal 2003 Note Modification”) to, among other things, extend the principal payment of $1.1 million, which was originally due on October 31, 2003, to October 31, 2006. As a result, the first principal payment on the Notes will be due on October 31, 2004. In consideration for the Fiscal 2003 Note Modification, the Company issued an aggregate of 344,400 shares of restricted stock to the noteholders and increased the annual interest rate on the deferred principal payment of $1.1 million from 7% to 9%. The shares issued, which were valued at $120,540 based on the closing price of the Company’s common stock on March 31, 2003, have been recorded as a deferred financing cost and will be amortized over the remaining term of the Notes. The additional interest expense resulting from the Fiscal 2003 Note Modification on the deferred principal payment is recorded as the interest becomes due and payable.

The outstanding principal balance of the Notes at December 31, 2003 was approximately $3.9 million. The balance of the outstanding Notes on the balance sheet of $4.2 million includes interest accrued through December 31, 2003 of $32,000 and interest of approximately $0.3 million which is payable in quarterly payments through October 31, 2005.

Also, effective March 31, 2003, Dr. Frost extended his personal guarantee on the Company’s credit facility. (See Note 6.) As part of the consideration given to Dr. Frost for his personal guarantee, the interest rate on the Related Party Note to Frost Nevada, with an outstanding principal balance of approximately $0.8 million at December 31, 2003, was increased from 7% to 9%. This additional interest expense is recorded as the interest becomes due and payable.

The outstanding principal balance of the Related Party Notes at December 31, 2003 was $0.9 million. The balance of the outstanding Related Party Notes on the balance sheet at December 31, 2003 of $1.0 million includes interest of $0.1 million which is payable in quarterly payments through the current maturity date of October 31, 2005.

NOTE 7 – CREDIT FACILITY

The Company has entered into a credit facility agreement (“Credit Facility”), which provides a revolving loan of $3.0 million. On March 31, 2003, the Credit Facility matured. In order to secure an extension until March 31, 2004, Dr. Frost, a principal shareholder and a member of the Company’s board of directors, was required to extend his personal guarantee of the Credit Facility through March 31, 2004. In addition to Dr. Frost’s guarantee, a financial covenant was added to the Credit Facility which requires the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning on December 31, 2003 and measured quarterly thereafter. The Company is in compliance with this financial covenant as of December 31, 2003. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 0.98% on December 31, 2003. In addition to Dr. Frost’s personal guarantee, all assets of the Company serve as collateral for the Credit Facility. At December 31, 2003, the outstanding principal and interest balance of the Credit Facility was $2.2 million.

In consideration of Dr. Frost’s personal guarantee, the Company issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost and increased the annual interest rate on a currently outstanding note payable to an entity related to Dr. Frost from 7% to 9% (See Note 6). The shares of restricted common stock issued, which were valued at $525,000 based on the closing price of the Company’s common stock on March 31, 2003 when the guarantee was granted, have been recorded as a deferred financing cost which will be amortized over the term of the guarantee which expires March 31, 2004.

NOTE 8 – INCOME/LOSS PER SHARE

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

Period Ended December 31,

	Three-Months		Six-Months

	2003	2002	2003	2002

Basic weighted average number of shares outstanding	42,379,001	40,500,905	42,379,001	40,102,536
Effect of dilutive securities – stock options	987,922	–	551,166	–
Dilutive effect of convertible debt	4,825,001	–	4,825,001	–

Diluted weighted average number of shares outstanding	48,191,924	40,500,905	47,755,168	40,102,536

Not included in calculation of dilute earnings per share as impact is antidilutive:
Stock options outstanding	300,000	2,716,000	300,000	2,716,000
Warrants	760,000	760,000	760,000	760,000

NOTE 9 – DIRECTOR COMPENSATION

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

During October 2002, the Board appointed Dr. Jack Nudel as a new member of the Board. At the time of his appointment, the Board granted to Dr. Nudel to receive, at his election, either 100,000 shares of restricted common stock or fully vested options to purchase 100,000 shares of common stock. On October 30, 2002, Dr. Nudel elected to receive this award in the form of restricted stock. The value of the 100,000 shares of restricted stock awarded of $11,000 (based on the closing price of the Company’s common stock on October 30, 2002) was recorded as director compensation in the second quarter of Fiscal 2003.

NOTE 10 – INCOME TAXES

Although the Company had income from operations and net income for the six-month period ended December 31, 2003, a provision for income taxes has not been recorded as the Company believes it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability.

NOTE 11 — CONTINGENCIES

The Company is a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL COPRORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed on January 24, 2002 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. The stay on the case has recently been lifted. The Company intends to defend this case vigorously.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

The Company is a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS v. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.N.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. Trial has been set for the week of March 8, 2004. The Company intends to defend this case vigorously.

The Company was a party to the case of VICTORIA FINN AND RONALD FINN, HER HUSBAND, v. ARACELI QUEVEDO, M.D., CONTINUCARE MEDICAL MANAGEMENT, INC., F/K/A CONTINUCARE HEALTH CENTERS, INC., D/B/A CONTINUCARE MEDICAL GROUP AT MARGATE AND FIRST MEDICAL CORPORATION OF DELAWARE, F/K/A FIRST MEDICAL, INC., OF DELAWARE, D/B/A FIRST MEDICAL CORPORATION, A FOREIGN CORPORATION. This case was filed on August 29, 2003, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, and served on the companies in October 2003. The Company settled this case in December 2003 and the case has been dismissed.

The Company is also involved in other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

Overpayments. During September 2002, the Company requested a reopening of the 1996 and 1997 cost reports and supplied various documentation to demonstrate that the Alleged Overpayments were incorrect.

In September 2003, the Company was notified by the Medicare Fiscal Intermediary that they had completed the reopening of the 1997 cost report. As a result of this cost report settlement, the original liability recorded of approximately $0.4 million was reduced to approximately $40,000 and an adjustment of approximately $0.4 million was recorded as a Medicare cost report settlement in the fourth quarter of Fiscal 2003. As of December 31, 2003, our Condensed Consolidated Balance Sheet includes a receivable of $0.2 million due from Medicare for the 1997 RMS cost report.

In October 2003, the Company was notified by the Medicare Fiscal Intermediary that they had completed the reopening of the 1996 cost report. As a result of this cost report settlement, the original liability recorded of $2.4 million was reduced to approximately $0.2 million and the Company recorded $2.2 million as a Medicare Settlement Related to Terminated Operations during the three-month period ended September 30, 2003. As of December 31, 2003, the Condensed Consolidated Balance Sheet reflects a liability due to Medicare of approximately $33,000 for the 1996 RMS cost report.

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

NOTE 12 – CHANGE IN MANAGEMENT

In October 2003, Spencer Angel resigned as the Company’s President and CEO. In accordance with the terms of Mr. Angel’s severance agreement, he will receive $250,000, payable through September 2004 in accordance with the Company’s normal payroll practices, and a lump-sum cash severance payment of $17,500. The Company also repurchased 800,000 stock options held by Mr. Angel for $68,000. The Company recorded a liability in the second quarter of Fiscal 2004 of $250,000 for amounts due under the severance agreement. The lump-sum severance payment, repurchase of the stock options and the accrual for amounts due under the severance agreement were included in general and administrative expenses during the second quarter of Fiscal 2004.

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:

•	Our ability to service our indebtedness, make capital expenditures and respond to capital needs;

•	Our ability to restructure any of our debt or current liabilities;

•	Our ability to enhance the services we provide to our members;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	Our ability to maintain our listing with the American Stock Exchange;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties; and

•	Our ability to establish relationships and expand into new geographic markets.

     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•	Pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payors;

•	Future legislation and changes in governmental regulations;

•	The impact of Medicare Risk Adjustments on payments we receive for our managed care operations;

•	Loss of significant contracts;

•	General economic and business conditions;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Retroactive cost report adjustments;

•	Federal and state investigations;

•	The enactment of unfavorable legislation by the Congress of the United States;

•	The collection of our home health agencies’ receivables from Medicare and other payors;

•	Our ability to successfully recruit and retain medical professionals; and

•	Impairment charges that could be required in future periods.

     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2003.

General

     We are a provider of outpatient healthcare services in Florida. Our managed care operations, through various capitated or percentage of premium arrangements, are responsible for providing primary care medical services (the “Primary Care Services”) or overseeing the provision of these Primary Care Services by affiliated physicians to approximately 16,100 patients on a full-risk basis and approximately 13,300 patients on a limited or non-risk basis at December 31, 2003. Full-risk managed care agreements represent the majority of our managed care revenues and require that in exchange for a percentage of premium we assume responsibility to provide and pay for all of our patients’ medical needs. Prior to their disposition in January and February of 2004, which is discussed below, our home health operations provided home health care services to recovering, disabled, chronically ill and terminally ill patients in their homes.

     Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations (the “Terminated IPA”). The Terminated IPA, which consisted of 29 physicians at the time of the termination and is shown as discontinued operations, contributed $4.5 million in revenue and generated an operating loss of $0.2 million during the six-month period ended December 31, 2002. Severance costs and other exit costs resulting from the termination of the IPA totaled less than $10,000 and were paid prior to June 30, 2003. The Terminated IPA did not contribute any revenue but generated operating income of approximately $73,000 during the six-month period ended December 31, 2003. The operating income was primarily the result of a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003. There can be no assurance that the Company will achieve any financial benefits as a result of terminating these IPA contracts.

     On December 16, 2003, we announced the disposal of our home health operations. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded on or prior to February 7, 2004. (See Note 4 of our Condensed Consolidated Financial Statements.) As a result, the home health operations are shown as discontinued operations. The home health operations contributed $2.6 million and $1.9 million in revenue and generated an operating loss of $1.3 million, which includes a charge in connection with the disposition in the second quarter of Fiscal 2004 of $0.5 million, and $1.0 million during the six-month periods ended December 31, 2003 and 2002, respectively, before any corporate overhead allocation or interest expense. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we estimate that we will record approximately $0.2 million to $0.3 million of additional disposal costs for severance payments and to accrue for lease obligations in the third quarter of Fiscal 2004. We also estimate that the cost of operating the private home health subsidiary prior to its February 7, 2004 sale and the cost of winding up all of our home health agencies activities, including billing and collection of outstanding accounts receivables, will result in a further loss in the third quarter of Fiscal 2004 of approximately $150,000 to $250,000, for a total estimated loss from discontinued operations in the range of $0.4 million to $0.5 million.

Medicare Considerations

     A substantial portion of our net medical services revenue from continuing operations is based upon Medicare reimbursable rates. Any changes that would limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, if significant changes were made to the Medicare program or the Congress of the United States were to enact unfavorable legislation, such as reducing Medicare reimbursable rates, these events could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows.

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

     Under our full risk contracts with HMOs, we receive a percentage of premium (“POP”) for each patient that chooses one of our physicians as their primary care physician and we assume responsibility for the cost of all medical services. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated POP revenue on those contracts, we recognize losses on our prepaid healthcare services with HMOs. No contracts are considered loss contracts at December 31, 2003 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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

     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed on a quarterly basis. This independent actuarial calculation indicates that medical claims incurred but not reported as of December 31, 2003 are between $11.2 million and $12.4 million. As of December 31, 2003, we had recorded a liability of $11.9 million for medical claims incurred but not reported based on our monthly calculation process. As the amount recorded was within the actuarial range, no further analysis was necessary.

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

     In connection with the disposition of our home health operations, during the second quarter of Fiscal 2004, we wrote off $321,000 of goodwill that had originated from the purchase of one of our home health subsidiaries.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2003 AS COMPARED TO THE THREE- MONTH PERIOD ENDED DECEMBER 31, 2002.

Revenue from Continuing Operations

     Medical services revenues increased 0.8% to $24.2 million for the three-month period ended December 31, 2003 from $24.0 million for the three-month period ended December 31, 2002. The increase is primarily due to a 2% increase in Medicare premiums offset by a 1% decrease in Medicare membership.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana Medical Plans, Inc. (“Humana”) was 73.7% and 78.8% of medical services revenue for the three-month periods ended December 31, 2003 and 2002, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista Healthplan of South Florida, Inc. and its related affiliated companies (“Vista”) was 26.3% and 21.2% of medical services revenue for the three-month periods ended December 31, 2003 and 2002, respectively.

     Management fee income of $0.2 million during the three-month period ended December 31, 2003 relates to revenue we receive under our limited risk and non-risk contracts with HMOs. The management fee income primarily relates to the Physician Group Participation Agreement that we executed in April 2003. (See Note 5 to our Condensed Consolidated Financial Statements.) No such agreements existed during the three-month period ended December 31, 2002.

Expenses from Continuing Operations

     Medical services expenses for the three-month period ended December 31, 2003 were $21.0 million or 86.3% of total revenues compared to $21.1 million or 87.9% of total revenues for the three-month period ended December 31, 2002. Medical services expense includes medical claims expense as well as other direct costs associated with providing medical services.

     Medical claims represent the costs of medical services provided to our members in our managed care operations by providers other than us but for which we are financially responsible for under the terms of our full risk contracts with HMOs. Claims expense was $18.1 million and $18.4 million for the three-month periods ended December 31, 2003 and 2002, respectively, or 75.1% and 76.7% of medical services revenues from continuing operations. The claims loss ratio for continuing operations for the fiscal year ended June 30, 2003 was 76.5%. Our claim loss ratio varies due to fluctuations in utilization, medical costs and premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to provide medical care to our patients. Other direct costs were $2.9 million and $2.7 million for the three-month periods ended December 31, 2003 and 2002, respectively, or 11.9% and 11.2% of total revenues.

     Professional fees were $0.2 million for the three-month period ended December 31, 2003 as compared to approximately $60,000 for the three-month period ended December 31, 2002. In December 2002, we recorded a recovery of professional fees of $135,000 for litigation covered under our directors and officers insurance policy. No similar recovery was recorded in the second quarter of Fiscal 2004.

     General and administrative expenses for the three-month period ended December 31, 2003 were $1.6 million or 6.5% of total revenues compared to $1.3 million or 5.3% of total revenues for the three-month period ended December 31, 2002. The increase is primarily due to separation costs of $0.3 million to our former president which were recorded in the second quarter of Fiscal 2004.

     The $0.4 million gain on extinguishment of debt recognized during the three-month period ended December 31, 2003 relates to the $3.9 million contract modification note with one of our HMO partners that was cancelled in April 2003. Simultaneously with the note cancellation, we executed a Physician Group Participation Agreement (the “PGP Agreement”) with the HMO to assume management responsibilities on a non-risk basis for certain of the HMO’s members. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4.0 million (the “Liquidated Damages”), which can be asserted by the HMO under certain circumstances. Because there are contingent circumstances under which future payments to the HMO for the Liquidated Damages could exceed the amount of debt forgiven, the $3.9 million gain to be recognized from the extinguishment of debt was deferred and will be recognized when the Liquidated Damages are less than the debt forgiven. On November 7, 2003, the HMO notified us that the Liquidated Damages had been reduced to $3.9 million. Accordingly, we recognized $0.4 million of the deferred gain on extinguishment of debt during the three-month period ended December 31, 2003. No similar transaction occurred during the three-month period ended December 31, 2002.

Income from Operations

     Income from operations for the three-month period ended December 31, 2003 was $0.7 million or 3.0% of total revenues, compared to $0.5 million or 1.9% of total revenues for the three-month period ended December 30, 2002.

Loss from Discontinued Operations-Terminated IPA

     Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations (the “Terminated IPA.”) The Terminated IPA, which consisted of 29 physicians at the time of the termination and is considered discontinued operations, contributed $2.0 million in medical services revenue and generated an operating loss of $98,000 during the three-month period ended December 31, 2002. The Terminated IPA did not contribute any revenue or operating income during the three-month period ended December 31, 2003. While this termination was intended to streamline our cost structure and stem anticipated operating losses, we may not achieve any financial benefits as a result of terminating these IPA contracts.

Loss from Discontinued Operations-Home Health Operations

     On December 16, 2003, we announced the disposal of our home health operations. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded on or prior to February 7, 2004. Accordingly, the home health operations are shown as discontinued operations. The home health operations contributed $1.4 million and $1.0 million in revenue and generated an operating loss of $0.8 million (which includes a charge in connection with the disposition of $0.5 million) and $0.5 million during the three-month periods ended December 31, 2003 and 2002, respectively.

Net Loss

     The net loss was $0.4 million for both of the three-month periods ended December 30 2003 and 2002.

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF CONTINUCARE FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2003 AS COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2002.

Revenue from Continuing Operations

     Medical services revenues increased 3.5% to $49.1 million for the six-month period ended December 31, 2003 from $47.5 million for the six-month period ended December 31, 2002. This increase is primarily due to an increase in Medicare member months and premium increases.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana Medical Plans, Inc. (“Humana”) was 73.5% and 78.9% of medical services revenue for the six-month periods ended December 31, 2003 and 2002, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista Healthplan of South Florida, Inc. and its related affiliated companies (“Vista”) was 26.5% and 21.1% of medical services revenue for the six-month periods ended December 31, 2003 and 2002, respectively.

     Management fee income of $0.3 million during the three-month period ended December 31, 2003 relates to revenue we receive under our limited risk and non-risk contracts with HMOs. The management fee income primarily relates to the Physician Group Participation Agreement that we executed in April 2003. (See Note 5 to our Condensed Consolidated Financial Statements.) No such agreements existed during the six-month period ended December 31, 2002.

Expenses from Continuing Operations

     Medical services expenses for the six-month period ended December 31, 2003 were $42.7 million or 86.4% of total revenues compared to $41.8 million or 88.0% of total revenues for the six-month period ended December 31, 2002. Medical services expense includes medical claims expense as well as other direct costs associated with providing medical services.

     Medical claims represent the costs of medical services provided to our members in our managed care operations by providers other than us but for which we are financially responsible for under the terms of our full risk contracts with HMOs. Claims expense was $36.9 million and $36.4 million for the six-month periods ended December 31, 2003 and 2002, respectively, or 75.2% and 76.7% of medical services revenues from continuing operations. The claims loss ratio for continuing operations for the fiscal year ended June 30, 2003 was 76.5%. Our claim loss ratio varies due to fluctuations in utilization, medical costs and premium revenues.

     Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to provide medical care to our patients. Other direct costs were $5.8 million and $5.4 million for the six-month periods ended December 31, 2003 and 2002, respectively, or 11.6% and 11.3% of total revenues.

     Professional fees were $0.4 million for the six-month period ended December 31, 2003 as compared to $0.3 million for the six-month period ended December 31, 2002. In December 2002, we recorded a recovery of professional fees of $135,000 for litigation covered under our directors and officers insurance policy. No similar recovery was recorded in the second quarter of Fiscal 2004.

     General and administrative expenses for the six-month period ended December 31, 2003 were $2.9 million or 5.8% of total revenues compared to $2.4 million or 5.0% of total revenues for the six-month period ended December 31, 2002. The increase is primarily due to separation costs of $0.3 million to our former president which was recorded in the second quarter of Fiscal 2004.

     The $0.4 million gain on extinguishment of debt recognized during the six-month period ended December 31, 2003 relates to the $3.9 million contract modification note with one of our HMO partners that was cancelled in April 2003. Simultaneously with the note cancellation, we executed a Physician Group Participation Agreement with the HMO to assume management responsibilities on a non-risk basis for certain of the HMO’s members. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4.0 million, which can be asserted by the HMO under certain circumstances. Because there are contingent circumstances under which future payments to the HMO for the Liquidated Damages could exceed the amount of debt forgiven, the $3.9 million gain to be recognized from the extinguishment of debt was deferred and will be recognized when the Liquidated Damages are less than the debt forgiven. On November 7, 2003, the HMO notified us that the Liquidated Damages had been reduced to $3.5 million. Accordingly, we recognized $0.4 million of the deferred gain on extinguishment of debt during the six-month period ended December 31, 2003. No similar transaction occurred during the six-month period ended December 31, 2002.

Income from Operations

     Income from operations for the six-month period ended December 31, 2003 was $1.6 million, or 3.3% of total revenues, compared to $0.8 million or 1.6% of total revenues for the six-month period ended December 30, 2002.

Interest Expense

     Interest expense was $0.5 million for the six-month period ended December 31, 2003 as compared to $0.6 million for the six-month period ended December 31, 2002. The decrease is primarily due to lower annual deferred financing costs for the credit facility guarantee obtained in March 2003 compared with the guarantee in place the prior year.

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

     During the third quarter of Fiscal 2002, it became clear that we were being pursued by CMS as the primary obligor for all of the Alleged Overpayments, including calendar year 1996. While we disputed the validity of these claims, in an effort to expedite the resolution of these matters and halt CMS’ aggressive collection procedures which included the threat of withholding payments to our home health agencies, we entered into a memorandum of understanding for the 1996 and 1997 cost report years (the “1996 Repayment Memorandum” and the “1997 Repayment Memorandum.”) Under both the 1996 Repayment Memorandum and the 1997 Repayment Memorandum, we agreed to make monthly payments of $10,000 for 24 months for each of the 1996 and 1997 cost report years with the balance due at the end of the respective terms. Although we began making payments under these Memorandums, we retained the right to dispute the Alleged Overpayments. While a liability for the 1997 cost report had previously been recorded, no amounts had been recorded for the 1996 cost report liability primarily due to (i) the indemnification we had received from IHS for any overpayments prior to calendar year 1997; (ii) the cost report including providers which we never owned or operated; and (iii) lack of knowledge of a balance owed to CMS for the 1996 cost report and CMS’ ability to demand payment from us. As such, during the quarter ended March 31, 2002 we recorded a $2.4 million Provision for Medicare Settlement Related to Terminated Operations.

     During September 2002, we requested a reopening of the 1996 and 1997 cost reports and supplied various documentation to demonstrate that the Alleged Overpayments are incorrect. In September 2003, the Medicare Fiscal Intermediary notified us that they had completed the reopening of the 1997 cost report. As a result in the fourth quarter of Fiscal 2003 we recorded an adjustment of $0.4 million for the settlement of the 1997 cost report. In October 2003, we were notified that the Medicare Fiscal Intermediary had completed the reopening of the 1996 cost report. As a result of this cost report settlement, the original liability recorded of $2.4 million was reduced to $0.2 million and we recorded $2.2 million as a Medicare Settlement Related to Terminated Operations during the six-month period ended September 30, 2003. (See Note 11 in our accompanying Condensed Consolidated Financial Statements for the six-month period ended December 31, 2003.)

Income (loss) from Discontinued Operations-Terminated IPA

     Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations (the “Terminated IPA.”) The Terminated IPA, which consisted of 29 physicians at the time of the termination and is considered discontinued operations, contributed $4.5 million in medical services revenue and generated an operating loss of $249,000 during the six-month period ended December 31, 2002. The Terminated IPA did not contribute any revenue but generated operating income of $73,000 during the six-month period ended December 31, 2003. Income generated by discontinued operations during the six-month period ended December 31, 2003 resulted from a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003. While this termination was intended to streamline our cost structure and stem anticipated operating losses, we may not achieve any financial benefits as a result of terminating these IPA contracts.

Loss from Discontinued Operations-Home Health Operations

     On December 16, 2003, we announced the disposal of our home health operations. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded on or prior to February 7, 2004. As a result, the home health operations are shown as discontinued operations. The home health operations contributed $2.6 million and $1.9 million in revenue and generated an operating loss of $1.3 million (which includes a charge in connection with the disposition of $0.5 million) and $1.0 million during the six-month periods ended December 31, 2003 and 2002, respectively.

Net Income (Loss)

     Net income for the six-month period ended December 31, 2003 was $2.2 million compared to a net loss of $1.1 million for the six-month period ended December 30 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Although our financial statements have been prepared assuming we will continue as a going concern, there is significant uncertainty as to whether we will be able to fund our obligations and satisfy our debt obligations as they become due in Fiscal 2004. At December 31, 2003, the working capital deficit was $3.9 million, total indebtedness accounted for approximately 68.3% of our total capitalization and we had principal and interest of approximately $2.2 million outstanding under our credit facility.

     Our credit facility matures on March 31, 2004, is personally guaranteed by our principal shareholder and a member of our board, contains, among other things, a financial covenant that requires us to maintain a fixed charge coverage ratio of 1.05 to 1.00 beginning December 31, 2003 and measured quarterly thereafter and is collateralized by all of our assets. While we were in compliance with the financial covenant at December 31, 2003, there can be no assurances that we will be able to remain in compliance with this financial covenant as required by the credit facility. Our failure to satisfy this financial covenant could result in a default under our credit facility. Based on our current cash flow projections, it is unlikely that we will have sufficient funds available to fully repay the credit facility on or before March 31, 2004. Uncertainty exists as to whether we will be able to extend or replace the credit facility without extending the personal guarantee of our principal shareholder or finding replacement guarantees, and there can be no assurance that we will be able to obtain such guarantees. Additionally, if we are not in compliance with the financial covenant at March 31, 2004, it could adversely impact our ability to extend or replace the credit facility or obtain any personal guarantees that might be required. There can be no assurance that we will be successful in our attempts to either repay, extend or replace the credit facility and, if so, if this will occur on terms acceptable to us.

     On October 31, 2004, $1.1 million of the outstanding principal balance of our Convertible Subordinated Notes Payable (the “Notes”) is due. Based on our current cash flow projections, it appears unlikely that we will have sufficient funds available to make this principal payment. There can be no assurances that we will be successful in our attempts to either pay this principal payment, negotiate a revised maturity schedule, or obtain new financing to replace these Notes and, if so, if this will occur on terms acceptable to us.

     In April 2003, we executed a Physician Group Participation Agreement (the “PGP Agreement”) with one of our HMO partners. Pursuant to the PGP Agreement, we will assume certain management responsibilities on a non-risk basis for the HMO’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract will consist of a monthly management fee designed to cover our costs for providing these services. Simultaneously with the execution of the PGP Agreement, we restructured the terms of a $3.9 million contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4 million (the “Liquidated Damages”) which can be asserted by the HMO in the event that one of the following occurs: (i) continued participation by us under the PGP Agreement may affect adversely the health, safety or welfare of a member or bring the HMO or its provider networks into disrepute; (ii) we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; (iii) we are excluded from participation in any federal healthcare program; (iv) the HMO determines that we have not used our best efforts to perform under the PGP Agreement; or (v) we materially breach the PGP Agreement. Because there are contingent circumstances under which future payments to the HMO for Liquidated Damages could exceed the amount of debt forgiven, the gain to be recognized from the extinguishments of debt was deferred and will be recognized when the Liquidated Damages are less than the debt forgiven. If we remain in compliance with the terms of the PGP Agreement, the HMO, at its option, may reduce the Liquidated Damages by one-fourth on each of the following dates: October 10, 2003, April 10, 2004; October 9, 2004 and April 10, 2005. If we obtain these reductions, the deferred revenue will be recognized in a manner consistent with the reduction in the Liquidated Damages. On November 7, 2003, we were notified that the Liquidated Damages had been reduced to $3.5 million. Accordingly, we recognized $0.4 million of the deferred gain on extinguishment of debt in the second quarter of Fiscal 2004.

     On December 16, 2003, we announced the disposal of our home health operations. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded on or prior to February 7, 2004. As a result, the home health operations are shown as discontinued operations. The home health operations contributed $2.6 million and $1.9 million in revenue and generated an operating loss of $1.3 million, which includes a charge in connection with the disposition of $0.5 million, and $1.0 million during the six-month periods ended December 31, 2003 and 2002, respectively. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we estimate that we will record approximately $0.2 million to $0.3 million of additional disposal costs for severance payments and to accrue for lease obligations in the third quarter of Fiscal 2004. We also estimate that the cost of operating the private home health subsidiary prior to its February 7, 2004 sale and the cost of winding up all of our home health agencies activities, including billing and collection of outstanding accounts receivables, will result in a further loss in the third quarter of Fiscal 2004 of approximately $150,000 to $250,000, for a total estimated loss from discontinued operations in the range of $0.4 million to $0.5 million.

     In Fiscal 2003, the claims loss ratio for our managed care operations stabilized and improved in the first and second quarters of Fiscal 2004. However, negative changes in the claims loss ratio, due to increases in the utilization of heath care services as well as increases in medical costs without counterbalancing increases in premium revenues from our contracts with HMOs, would reduce the profitability and cash flows from our managed care operations. Historically, we have been able to realize advantageous HMO benefit changes and premium increases in our managed care operations in the third quarter of our fiscal year, which have a positive impact on profitability and cash flow. However, there can be no assurances that any benefit changes will occur or be realized in the third quarter of Fiscal 2004 or that premium increases, if any, will be able to offset any negative health cost trends. With the limited availability of additional financing through the credit facility, if we are unable to maintain the current claims loss ratio for the managed care operations, we could experience a severe strain on our cash flow. There can be no assurances that any potential benefit changes or premium increases in our managed care operations will allow us to meet our cash requirements in Fiscal 2004.

     In October 2003, Spencer Angel resigned as the Company’s President and CEO. In accordance with the terms of Mr. Angel’s severance agreement, he will receive $250,000, payable through September 2004 in accordance with the Company’s normal payroll practices in addition to certain amounts that were paid at the time of his resignation.

     We plan to fund our capital commitments, operating cash requirements and satisfy our obligations from a combination of cash on hand and operating cash flow improvements realized from decreased utilization, HMO premium increases and elimination of the losses associated with the home health operations. We continue to focus on strengthening our managed care operations by enhancing our physician network, streamlining our operations and implementing measures to contain the rising costs of providing health services to our members. Such measures include, among other things, emphasizing preventive care, encouraging frequent health check-ups, monitoring compliance with drug therapies, entering into our own contracts with health care providers such as medical specialists and recommending that our members utilize hospitals and outpatient facilities that have favorable rate structures. If we can not maintain our current claims loss ratio for our managed care operations, our business, results of operations, and cash flow may be materially adversely affected and we may be unable to meet our financial obligations as they become due.

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

     Our income from continuing operations was $3.4 million for the six-month period ended December 31, 2003. Cash provided by continuing operations for the six-month period ended December 31, 2003 was $1.4 million. The following were the most significant items which are reflected in the income from continuing operations but did not impact our cash flows from operations during the six-month period ended December 31, 2003:

•	The net decrease in due to/from Medicare of $2.4 million is primarily due to the settlement with Medicare regarding the 1996 RMS cost report. (See Note 11 of our Condensed Consolidated Financial Statements for the six-month period ended December 31, 2003.) This settlement increased income from continuing operations without impacting our cash flow.

•	Depreciation and amortization, including the amortization of deferred financing costs, reduced income from continuing operations by $0.6 million, without reducing cash from operations.

•	Increases in accounts payable and accrued expenses reduced income from continuing operations by $0.6 million, without reducing cash from operations.

•	Our net receivable from HMOs increased by $0.6 million and impacted our income from continuing operations but did not provide cash during the six-month period ended December 31, 2003.

•	Our net income increased by $0.4 million as a result of the gain on extinguishment of debt without impacting our cash flows.

     Our cash used in investing activities by continuing operations of $23,000 for the six-month period ended December 31, 2003 includes $30,000 in proceeds from maturities of restricted cash offset by $54,000 for the purchase of equipment. Cash used in investing activities by discontinued operations of $10,000 primarily related to the purchase of equipment. Our cash used in financing activities for the six-month period ended December 31, 2003 was $0.5 million, primarily due to payments on our credit facility and other various notes payable.

     Prior to October 1, 2000, our Medicare HHAs, whose operating results are currently classified in discontinued operations, were reimbursed for services provided based on a reasonable cost methodology. We were reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports and subsequent audits by CMS. Changes in the estimated settlements we recorded may be adjusted in future periods as final settlements are determined and may have a material adverse affect on our results of operations and cash flow. See Note 11 in our accompanying Condensed Consolidated Financial Statements for the six-month period ended December 31, 2003 and Note 12 in our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2003 regarding amounts currently due to CMS.

     One of our HMO contracts requires that we fund a claims reserve out of operating profits of certain of our staff model clinics. At December 31, 2003, the reserve was fully funded. The HMO can only draw upon this reserve in the event that the staff model clinics in question have incurred an account deficit and that we are unable or unwilling to satisfy the HMOs’ demand to fund the deficit. At no time during the six-month period ended December 31, 2003 were the staff model clinics in question in an account deficit position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2003, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A 100 basis point adverse movement (increase) in interest rates would have immaterially increased our net loss for both of the six-month periods ended December 31, 2003 and 2002 by approximately $13,000. We have no material risk associated with foreign currency exchange rates or commodity prices.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 11 of our Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

Date Filed or Furnished	Item No	Description

October 3, 2003	Items 5 and 7	We announced the appointment of Richard C. Pfenniger, Jr. as Chief Executive Officer and President.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION

Dated: February 13, 2004	By: /s/ Richard C. Pfenniger, Jr.

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