Form 10-Q
period 2004-03-31
CONTINUCARE CORP
filed 2004-05-14
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION (Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)

80 Southwest Eighth Street
Suite 2350
Miami, Florida 33130
(Address of principal executive offices)
(Zip Code)

(305) 350-7515
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

At May 14, 2004, the Registrant had 50,300,186 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,206,002	$160,743
Certificates of deposit, current	100,905	101,258
Accounts receivable, net of allowance for doubtful accounts of
$4,927,000 and $4,823,000, respectively	186,651	323,443
Other receivables	386,550	410,765
Due from Medicare, net	155,003	258,930
Due from HMOs, net of a liability for incurred but not reported
medical claims expense of $11,758,000 and $13,014,000, respectively	3,050,084	1,414,469
Prepaid expenses and other current assets	614,507	565,935

Total current assets	5,699,702	3,235,543
Certificates of deposit	—	30,000
Assets related to home health operations held for sale	—	540,398
Equipment, furniture and leasehold improvements, net	475,919	430,382
Goodwill	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of $1,982,000
and $1,717,000, respectively	1,528,822	1,793,431
Deferred financing costs, net of accumulated amortization of $4,016,000
and $3,562,000, respectively	971,903	518,382
Other assets, net	105,753	109,330

Total assets	$23,124,609	$20,999,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$649,091	$683,488
Accrued expenses	2,759,361	2,283,048
Liabilities related to terminated IPA, net	37,254	110,345
Credit facility	2,287,604	2,315,000
Current portion of convertible subordinated notes payable	48,384	233,716
Current portion of long-term debt	402,384	2,640,943
Current portion of related party notes payable	63,854	63,854
Accrued interest payable	37,206	51,754
Current portion of capital lease obligations	88,202	70,913

Total current liabilities	6,373,340	8,453,061
Deferred gain on extinguishment of debt	3,500,000	3,850,000
Capital lease obligations, less current portion	118,860	125,606
Convertible subordinated notes payable, less current portion	4,122,751	4,122,751
Long term debt, less current portion	1,055,828	1,341,947
Related party notes payable, less current portion	965,406	997,333

Total liabilities	16,136,185	18,890,698
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized,
46,221,194 shares issued and 43,225,001 shares outstanding at
March 31, 2004 and 45,375,194 shares issued and 42,379,001
shares outstanding at June 30, 2003	4,323	4,239
Additional paid-in capital	61,501,165	60,279,880
Accumulated deficit	(49,092,363)	(52,750,140)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	6,988,424	2,109,278

Total liabilities and shareholders’ equity	$23,124,609	$20,999,976

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three-Months Ended March 31,
	2004	2003
Revenue
Medical services revenue, net	$25,705,431	$24,187,129
Management fee revenue	195,274	—

Total revenue	25,900,705	24,187,129

Operating expenses
Medical services:
Medical claims	18,984,500	18,345,344
Other direct costs	3,009,934	2,771,354

Total medical services	21,994,434	21,116,698

Administrative payroll and employee benefits	1,031,724	977,798
General and administrative	716,270	1,592,384

Total operating expenses	23,742,428	23,686,880

Income from operations	2,158,277	500,249

Other income (expense)
Interest income	716	1,341
Interest expense	(253,602)	(80,535)

Income from continuing operations	1,905,391	421,055

Income (loss) from discontinued operations:
Home health operations	(394,156)	(417,049)
Terminated IPA	—	294,370

Total loss from discontinued operations	(394,156)	(122,679)

Net income	$1,511,235	$298,376

Basic net income per common share:
Income from continuing operations	$.05	$.01
Loss from discontinued operations	(.01)	—

Net income	$.04	$.01

Diluted net income per common share:
Income from continuing operations	$.04	$.01
Loss from discontinued operations	(.01)	—

Net income	$.03	$.01

Basic weighted average number of common shares outstanding	42,599,649	40,555,094

Diluted weighted average number of common shares outstanding	49,256,367	40,555,094

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine-Months Ended March 31,
	2004	2003
Revenue
Medical services revenue, net	$74,812,607	$71,651,111
Management fee revenue	519,733	—

Total revenue	75,332,340	71,651,111

Operating expenses
Medical services:
Medical claims	55,932,729	54,749,622
Other direct costs	8,761,813	8,144,176

Total medical services	64,694,542	62,893,798

Administrative payroll and employee benefits	2,918,040	2,909,282
General and administrative	4,297,005	4,568,507
Gain on extinguishment of debt	(350,000)	—

Total operating expenses	71,559,587	70,371,587

Income from operations	3,772,753	1,279,524

Other income (expense)
Interest income	2,792	5,068
Interest expense	(742,203)	(690,477)
Medicare settlement related to terminated operations	2,218,278	—

Income from continuing operations	5,251,620	594,115

Income (loss) from discontinued operations:
Home health operations (including loss on disposal of $457,000)	(1,666,934)	(1,404,849)
Terminated IPA	73,091	44,984

Total loss from discontinued operations	(1,593,843)	(1,359,865)

Net income (loss)	$3,657,777	$(765,750)

Basic net income (loss) per common share:
Income from continuing operations	$.12	$.01
Loss from discontinued operations	(.03)	(.03)

Net income (loss)	$.09	$(.02)

Diluted net income (loss) per common share:
Income from continuing operations	$.11	$.01
Loss from discontinued operations	(.03)	(.03)

Net income (loss)	$.08	$(.02)

Basic weighted average number of common shares outstanding	42,452,016	40,251,186

Diluted weighted average number of common shares outstanding	48,255,033	40,251,186

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,657,777	$(765,750)
Loss from discontinued operations	1,593,843	1,359,865

Income from continuing operations	5,251,620	594,115
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization, including amortization of deferred
loan costs	838,467	869,922
Gain on equipment disposals	—	500
Gain on extinguishment of debt	(350,000)	—
Provision for bad debts	104,296	12,357
Medicare settlement related to terminated operations	(2,218,278)	—
Director compensation paid through the issuance of restricted
common stock	—	123,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	32,496	(169,508)
Increase in prepaid expenses and other current assets	(48,572)	(38,593)
Decrease in other receivables	24,215	415,484
Increase in other assets	(1,507)	(20,158)
(Increase) decrease in due from HMO’s, net	(1,635,615)	471,629
(Increase) decrease in due to/from Medicare, net	103,926	153,968
Increase in accounts payable and accrued expenses	441,916	350,719
(Decrease) increase in accrued interest payable	(14,548)	11,477

Net cash provided by continuing operations	2,528,416	2,774,912
Net cash used in discontinued operations	(1,182,540)	(1,421,260)

Net cash provided by operating activities	1,345,876	1,353,652

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from equipment disposals	—	500
Proceeds from maturities of restricted cash, net	30,353	100,056
Property and equipment additions	(64,070)	(79,230)

Net cash (used in) provided by continuing operations	(33,717)	21,326
Net cash used in discontinued operations	(938)	(20,568)

Net cash (used in) provided by investing activities	(34,655)	758

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible subordinated notes	(185,332)	(205,423)
Payments on related party notes	(31,927)	(31,927)
Principal repayments under capital lease obligations	(51,277)	(94,601)
Third party assumption of capital lease obligations	—	(1,789)
Net decrease in credit facility	(27,396)	(515,000)
Payments for deferred financing costs	(15,000)	—
Proceeds from exercises of stock options	351,369	—
Advances from HMOs	—	75,000
Payment on advances from HMOs	—	(75,000)
Repayments to Medicare per agreements	(306,399)	(488,380)

Net cash used in continuing operations	(265,962)	(1,337,120)
Net cash used in discontinued operations	—	(81,506)

Net cash used in financing activities	(265,962)	(1,418,626)

Net increase (decrease) in cash and cash equivalents	1,045,259	(64,216)
Cash and cash equivalents at beginning of period	160,743	180,410

Cash and cash equivalents at end of period	$1,206,002	$116,194

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
Stock issued for deferred financing costs	$870,000	$645,540

Note payable issued for refunds due to Medicare for overpayments	$—	$694,800

Purchase of furniture and fixtures with proceeds of capital lease obligations	$61,820	$56,463

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE 1 — UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries.

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

In an effort to streamline operations and stem operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its independent practice associations (“IPA”), which consisted of 29 physicians at the time of the termination. Additionally, in December 2003, the Company implemented a plan to dispose of its home health operations. The home health disposition occurred in three separate transactions which concluded on or prior to February 7, 2004. (See Note 4.) As a result of these transactions, the operations of the terminated IPA and the home health agencies are shown as discontinued operations.

During the nine-month period ended March 31, 2004, the claims loss ratio (calculated as medical claims expense as a percentage of medical services revenue) has improved due in part to an increase in revenue from higher per member premiums for Medicare members resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“DIMA”) and the increased phase-in of the Medicare risk adjustment program. Effective March 1, 2004, certain benefits offered to Medicare members were enhanced by the Health Maintenance Organizations (“HMOs”) for whom the Company treats patients in response to DIMA. The Company anticipates that these benefit changes will result in an increase in the claims loss ratio in future periods. Such increases in the claims loss ratio could reduce the Company’s profitability and cash flows. The Company cannot predict what impact, if any, these developments may have on its results of operations.

In prior periods there had been significant uncertainty as to whether the Company would be able to fund its working capital requirements and satisfy its debt obligations as they became due in Fiscal 2004. At March 31, 2004, the working capital deficit was $0.7 million, total indebtedness accounted for 56.7% of the Company’s total capitalization and the Company had principal and interest of $2.3 million outstanding under its credit facility (“Credit Facility”). During the third quarter and continuing into the fourth quarter of Fiscal 2004, the Company has focused its attention on strengthening its financial position through the following transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

Effective March 30, 2004, the Company obtained an extension of the maturity date for the Credit Facility until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Phillip Frost, a principal shareholder of the Company and member of the Board of Directors. In order to obtain the extension of the maturity date, Dr. Frost was required to renew his personal guarantee. In consideration of the renewal of Dr. Frost’s personal guarantee, the Company issued 300,000 shares of restricted common stock to an entity controlled by Dr. Frost. The terms and conditions of the credit facility remain substantially unchanged, except for the removal of a financial covenant that previously required the Company to maintain a minimum fixed charge coverage ratio. (See Note 7.)

At March 31, 2004, the outstanding principal balance of the Company’s Convertible Subordinated Notes Payable (the “Notes”) was approximately $3.9 million. On April 12, 2004, the Company called the Notes for redemption in accordance with their terms, subject to the Noteholders’ right to convert the Notes prior to the redemption date into shares of the Company’s common stock at a conversion price of $1.00 per share. On May 12, 2004, all Noteholders converted their Notes and received 3,922,538 shares of common stock representing the conversion and cancellation of the entire outstanding principal balance of the Notes and the unpaid accrued interest through the conversion date. (See Note 6.)

On April 22, 2004, the Company sold 2,333,333 shares of its common stock for $3.5 million to twelve accredited investors in a private transaction. The proceeds were used to retire approximately $1.4 million of long-term debt bearing interest at rates ranging from 12.625% to 13.875%, to reduce the balance outstanding under the credit facility by approximately $1.7 million and for general corporate purposes. In connection with the transaction, Frost Nevada Investment Trust (“Frost Nevada”), an entity controlled by Dr. Frost, converted a convertible promissory note having an outstanding principal balance and unpaid accrued interest of approximately $0.8 million into 820,000 shares of common stock in accordance with the terms of that note. (See Note 6.)

The Company plans to fund its capital commitments, operating cash requirements and satisfy its obligations from a combination of cash on hand and anticipated cash flows from operations. There can be no assurances that the transactions discussed above or the anticipated cash flows from operations will provide sufficient cash flow to fund the Company’s cash requirements for the remainder of Fiscal 2004.

NOTE 3 – STOCK BASED COMPENSATION

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 requires the use of option valuation models that require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

In the second quarter of Fiscal 2004, the Company granted 1,200,000 options with an exercise price of $0.66 per share. (See Note 12.) In the third quarter of Fiscal 2004, the Company granted 800,000 options with exercise prices ranging from $1.51 to $2.86 per share. If stock-based compensation had been recorded under the fair value method of accounting in accordance with SFAS No. 148, the Company’s net income for the three-month and nine-month periods ended March 31, 2004 as reported in the accompanying Condensed Consolidated Statement of Operations would have decreased by $186,000 and $249,000, respectively. The Company’s net income (loss) for the other periods presented would not have been materially different from the net income (loss) as reported had its stock-based compensation been recognized in accordance with SFAS No. 148. The effect of applying the fair value method of accounting for stock options on reported net income and earnings per share for the three-month and nine-month periods ended March 31, 2004, may not be representative of the effects for future years because outstanding options vest over a period of several years and additional awards may be made during each year.

NOTE 4 – DISPOSAL OF HOME HEALTH OPERATIONS

On December 16, 2003, the Company announced that it would dispose of its home health agencies. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded on or prior to February 7, 2004. In two of the transactions, the employees and patients of the Company’s Medicare certified home health agencies in Broward and Miami-Dade counties of Florida were transferred to the acquirer and no assets or liabilities were transferred. In the third transaction, the Company sold the stock of its private duty home health agency subsidiary for a cash purchase price of $9,000. The Company retained all of the related accounts receivable, as well as all obligations for payables which existed as of the date of the sale. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the home health operations are shown as discontinued operations. As a result of the decision to dispose of its home health operations, the Company assessed the recoverability of the long-lived assets associated with the home health operations and recorded a disposal charge of $0.5 million during the second quarter of Fiscal 2004, which consisted of the following:

Goodwill	$320,882
Equipment, furniture and leasehold improvements	111,640
Other	24,868

$457,390

The home health operations contributed $0.5 million and $1.2 million in revenue and generated an operating loss of $0.4 million during both of the three-month periods ended March 31, 2004 and 2003, respectively, before any corporate overhead allocation or interest expense. The home health operations contributed $3.1 million and $3.1 million in revenue and generated an operating loss of $1.2 million (prior to recording the disposal charge discussed above) and $1.4 million during the nine-month periods ended March 31, 2004 and 2003, respectively, before any corporate overhead allocation or interest expense.

Approximately 10 employees were terminated as a result of these transactions. In accordance with Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), the Company recorded $0.2 million of costs for severance payments and accrued for lease obligations in the third quarter of Fiscal 2004. The remaining loss incurred during the third quarter of Fiscal 2004 related to the operations of the private home health subsidiary prior to its February 7, 2004 sale and the cost of winding up all of the home health agencies activities, including billing and collection of outstanding accounts receivables. The Company estimates that further losses in the fourth quarter of Fiscal 2004, primarily related to collection efforts of outstanding receivables, will be approximately $25,000, but there can be no assurance that any such losses will be limited to the fourth quarter of Fiscal 2004 or to any particular amount.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE 5 – DEFERRED GAIN ON EXTINGUISHMENT OF DEBT

In April 2003, the Company executed a Physician Group Participation Agreement (the “PGP Agreement”) with one of its HMO partners. Pursuant to the PGP Agreement, the Company agreed to assume certain management responsibilities on a non-risk basis for the HMO’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract consists of a monthly management fee intended to cover the costs of providing these services. Simultaneously with the execution of the PGP Agreement, the Company restructured the terms of a $3.9 million contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4.0 million, which can be asserted by the HMO in the event that (i) continued participation by the Company under this PGP Agreement may affect adversely the health, safety or welfare of a member or bring the HMO or its provider networks into disrepute; (ii) the Company engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (iii) the Company is excluded from participation in any federal healthcare program; (iv) the HMO determines that the Company has not used its best efforts to perform under the PGP Agreement; or (v) the Company materially breaches the PGP Agreement.

Because there were contingent circumstances under which future payments of liquidated damages to the HMO could equal the amount of debt forgiven, the $3.9 million gain that otherwise would have been recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003 was deferred. Under the terms of the PGP Agreement, if the Company remains in compliance with terms of the agreement, the HMO, at its option, may reduce the liquidated damages at specified dates during the two-year term of the PGP Agreement. To the extent that the HMO reduces the liquidated damages, a portion of the deferred gain will be recognized in a manner consistent with the reduction in the liquidated damages. On November 7, 2003, the Company was notified that the liquidated damages had been reduced to $3.5 million. Accordingly, the Company recognized $0.4 million of the deferred gain on extinguishment of debt in the second quarter of Fiscal 2004. On May 6, 2004, the Company was notified that the liquidated damages had been further reduced to $3.0 million. Accordingly, the Company will recognize $0.5 million of the deferred gain on extinguishment of debt in the fourth quarter of Fiscal 2004.

NOTE 6 – CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On October 30, 1997, the Company issued $46.0 million of 8% Convertible Subordinated Notes Payable originally due on October 31, 2002 (the “Original Notes”). Through a series of repurchases and restructurings in Fiscal 2000, 2001 and 2002, the holders of the Original Notes received new Convertible Subordinated Notes Payable on modified terms negotiated between the Company and the holders in exchange for their Original Notes, and new notes (the “Related Party Notes”) were issued to Frost Nevada Limited Partnership, an entity controlled by Dr. Frost, and subsequently transferred to Frost Nevada Investments Trust, another entity controlled by Dr. Frost (“Frost Nevada”), and a group of six investors.

Effective March 31, 2003, the Company further modified the terms of the Notes (the “Fiscal 2003 Note Modification”) to, among other things, extend the principal payment of $1.1 million, which was originally due on October 31, 2003, to October 31, 2006. In consideration for the Fiscal 2003 Note Modification, the Company issued an aggregate of 344,400 shares of restricted stock to the Noteholders and increased the annual interest rate on the deferred principal payment of $1.1 million from 7% to 9%. The shares issued, which were valued at $120,540 based on the closing price of the Company’s common stock on March 31, 2003, were recorded as a deferred financing cost and were being amortized over the remaining term of the Notes. The additional interest expense resulting from the Fiscal 2003 Note Modification on the deferred principal payment was recorded as the interest became due and payable. However, as a result of the conversion of the Notes during the fourth quarter of Fiscal 2004 discussed below, the Company will reclassify the outstanding principal balance of the Notes and the interest due in future periods that had been recorded during prior restructurings in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (SFAS No. 15”) of $4.1 million offset by the write off of $87,000 in unamortized deferred financing costs to paid-in capital.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

The outstanding principal balance of the Notes at March 31, 2004 was approximately $3.9 million. The balance of the outstanding Notes on the balance sheet of $4.2 million includes interest accrued and unpaid through March 31, 2004 of $32,000 and interest of approximately $0.3 million which was payable in quarterly payments.

On April 12, 2004, the Company called the Notes for redemption in accordance with their terms, subject to the Noteholders’ right to convert the Notes prior to the redemption date into shares of the Company’s common stock at a conversion price of $1.00 per share. On May 12, 2004 all Noteholders converted the Notes (the “Fiscal 2004 Note Conversion”) and received 3,922,538 shares of common stock representing the conversion and cancellation of the entire outstanding principal balance of the Notes and unpaid accrued interest through the conversion date.

The outstanding principal balance of the Related Party Notes at March 31, 2004 was $0.9 million. The balance of the outstanding Related Party Notes on the balance sheet at March 31, 2004 of $1.0 million includes interest accrued and unpaid through March 31, 2004 of $15,000 and interest of $85,000 which is payable in quarterly payments.

In connection with the April 22, 2004 private placement of the Company’s common stock discussed in Note 2, Frost Nevada converted a convertible promissory note that is included in Related Party Notes which had an outstanding principal balance and unpaid accrued interest of approximately $0.8 million into 820,000 shares of common stock in accordance with the terms of that note. During the fourth quarter of Fiscal 2004, the Company will reclassify the outstanding principal balance of the Frost Nevada Note and the interest due in future periods that had been recorded in accordance with SFAS No. 15 of $0.8 million to paid-in capital.

NOTE 7 –CREDIT FACILITY

The Credit Facility provides for a revolving loan to the Company of $3.0 million. Effective March 30, 2004, the Company obtained an extension of the maturity date for the Credit Facility until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Frost. In order to obtain the extension of the maturity date, Dr. Frost was required to renew his personal guarantee. In consideration of Dr. Frost’s reaffirmation of his personal guarantee, the Company issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The shares of common stock issued were valued at $870,000 based on the market price of the Company’s common stock on March 26, 2004, the date on which the guarantee was renewed. This amount has been recorded as deferred financing costs and will be amortized through March 31, 2005. The terms of the Credit Facility remained substantially unchanged, except for the removal of a financial covenant that previously required the Company to maintain a minimum fixed charge coverage ratio.

At March 31, 2004, the outstanding principal and interest balance of the Credit Facility was $2.3 million. Interest under the credit facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate which was 0.97% on March 31, 2004. In addition to Dr. Frost’s personal guarantee, all assets of the Company serve as collateral for the Credit Facility. As discussed in Note 2, the Company used approximately $1.7 million of the proceeds from the sale of 2,333,333 shares of its common stock to reduce the balance outstanding under the Credit Facility in the fourth quarter of Fiscal 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE 8 – INCOME/LOSS PER SHARE

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

Period Ended March 31,	Three-Months		Nine-Months
	2004	2003	2004	2003
Basic weighted average number of shares outstanding	42,599,649	40,555,094	42,452,016	40,251,186
Effect of dilutive securities — stock options	1,831,717	—	978,016	—
Dilutive effect of convertible debt	4,825,001	—	4,825,001	—

Diluted weighted average number of shares outstanding	49,256,367	40,555,094	48,255,033	40,251,186

Not included in calculation of dilutive earnings per share
as impact is antidilutive:
Stock options outstanding	450,000	2,716,000	450,000	2,716,000
Warrants	760,000	760,000	760,000	760,000

NOTE 9 – DIRECTOR COMPENSATION

On September 23, 2002, the Company issued a combined total of 800,000 shares of restricted common stock to Board members as compensation for their services. The value of the restricted stock award of $112,000 (based on the closing price of the Company’s common stock on September 23, 2002) has been recorded as director compensation in the three-month period ended September 30, 2002. Also on September 23, 2002, two of the Board members elected to receive their compensation in the form of stock options, which represented a combined total of 400,000 stock options. The fully vested stock options have an exercise price of $.36 per share and are valid for a ten-year period.

On October 30, 2002, the Company issued 100,000 shares of restricted common stock to a newly elected Board member. The value of the 100,000 shares of restricted stock awarded of $11,000 (based on the closing price of the Company’s common stock on October 30, 2002) was recorded as director compensation in the second quarter of Fiscal 2003.

NOTE 10 – INCOME TAXES

Although the Company had income from operations and net income for the nine-month period ended March 31, 2004, a provision for income taxes has not been recorded as the Company believes it will be able to utilize certain of its net operating loss carryforwards to offset any income tax liability.

NOTE 11 — CONTINGENCIES

The Company is a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL COPRORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed on January 24, 2002 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. The stay on the case has recently been lifted. The Company intends to defend itself against this case vigorously, but its outcome cannot be predicted. The Company’s ultimate liability, if any, with respect to the lawsuit is presently not determinable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

The Company was a party to the case of ELBA GONZALEZ AND EFRAIN PELLOT AS PERSONAL REPRESENTATIVES OF THE ESTATE OF NICHOLAS PELLOT, DECEASED, AND ELBA GONZALEZ AND EFRAIN PELLOT, INDIVIDUALLY AND JOINTLY AS SURVIVING PARENTS v. CONTINUCARE CORPORATION; MICHAEL J. CAVANAUGH, M.D.; GUYLENE KERNISANT, A.R.N.P.; DIAGNOSTIC TESTING GROUP, INC. AND JOHN H. SOKOLOWICZ, M.D. This case was filed on March 12, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and served on the companies and individuals in March 2002. The complaint alleged vicarious liability for medical malpractice and sought damages in excess of $15,000. On March 30, 2004, the Company settled this litigation. All claims against the Company and its employees were dismissed and the plaintiffs received a monetary settlement, substantially all of which was covered by insurance. All parties have exchanged mutual releases.

The Company is also involved in other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and disputes with equipment lessors and other vendors. The Company has recorded an accrual for medical malpractice claims, which includes amounts for insurance deductibles and projected exposure, based on management’s estimate of the ultimate outcome of such claims.

NOTE 12 – CHANGE IN MANAGEMENT

In October 2003, Spencer Angel resigned as the Company’s President and Chief Executive Officer. In accordance with the terms of Mr. Angel’s severance agreement, he will receive $250,000, payable through September 2004 in accordance with the Company’s normal payroll practices, and a lump-sum cash severance payment of $17,500. The Company also repurchased 800,000 stock options held by Mr. Angel for $68,000. The Company recorded a liability in the second quarter of Fiscal 2004 of $250,000 for amounts due under the severance agreement. The lump-sum severance payment, repurchase of the stock options and the accrual for amounts due under the severance agreement were included in general and administrative expenses during the second quarter of Fiscal 2004.

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 required companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about VIEs when FIN No. 46 becomes effective in July 2003. The disclosure requirements were effective to all financial statements issued after January 31, 2003. The Company has no VIEs so no entities have been consolidated and no additional disclosures have been provided.

In December 2003, the FASB issued Interpretation No. 46R (FIN No. 46R), a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. The provisions of FIN No. 46R, which will become applicable for the Company in the first quarter of fiscal 2005, is not expected to have an impact on the Company’s condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:

•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our members;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our ability to establish relationships and expand into new geographic markets; and

•	The potential impact on our claims loss ratio as a result of Medicare Risk Adjustments ("MRA").

        Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•	Our ability to service our indebtedness and respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payment we receive from governmental programs and other third party payors;

•	Our ability to attract and retain qualified medical professionals;

•	Future legislative changes in governmental regulations, including possible changes in Medicare programs that may impact reimbursements to health care providers and insurers;

14

•	The impact of MRA on payments we receive for our managed care operations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts;

•	Delays in receiving payments;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Impairment charges that could be required in future periods;

•	General economic conditions; and

•	Uncertainties generally associated with the healthcare business.

        We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2003.

General

        We are a provider of outpatient healthcare services in Florida. Through various capitated or percentage of premium arrangements, we are responsible for providing primary care medical services or overseeing the provision of primary care services by affiliated physicians to approximately 16,100 patients on a full-risk basis and approximately 14,900 patients on a limited or non-risk basis at March 31, 2004. Over 94% of our revenue is generated by providing services to Medicare-eligible members under full-risk agreements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a percentage of premium. Prior to their disposition in January and February of 2004, which is discussed below, we provided home health care services to recovering, disabled, chronically ill and terminally ill patients in their homes.

        In an effort to streamline operations and stem operating losses, effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations, which consisted of 29 physicians at the time of termination. Additionally, in December 2003, we implemented a plan to dispose of our home health operations. The home health disposition occurred in three separate transactions which concluded on or prior to February 7, 2004. As a result of these transactions, the operations of the terminated IPA and our home health agencies are shown as discontinued operations.

        In addition to terminating and disposing of unprofitable operations, we have focused our attention on strengthening our financial position. Effective March 30, 2004, we obtained an extension of the maturity date for our credit facility (the “Credit Facility”) until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Frost. In order to obtain the extension of the maturity date, Dr. Frost was required to renew his personal guarantee. In consideration of Dr. Frost’s reaffirmation of his personal guarantee, the Company issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The shares of common stock issued were valued at $870,000 based on the market price of the Company’s common stock on March 26, 2004, the date on which the guarantee was renewed. This amount has been recorded as deferred financing costs and will be amortized over the term of the guarantee. The terms of the Credit Facility remained substantially unchanged, except for the removal of a financial covenant that previously required us to maintain a minimum fixed charge coverage ratio.

        As part of our efforts to strengthen our financial position, we have initiated several transactions to reduce our outstanding long term liabilities. On March 31, 2004 the outstanding principal balance of our Convertible Subordinated Notes Payable (the “Notes”) was approximately $3.9 million. On April 12, 2004, we called the Notes for redemption in accordance with their terms, subject to the Noteholders’ right to convert the Notes prior to the redemption date into shares of our common stock. On May 12, 2004, all Noteholders converted their Notes and received 3,922,538 shares of common stock representing the conversion and cancellation of the outstanding principal balance of the Notes and the unpaid accrued interest through the conversion date.

        On April 22, 2004, we sold 2,333,333 shares of our common stock for $3.5 million to twelve accredited investors in a private transaction. The proceeds were used to retire approximately $1.4 million of long-term debt bearing interest at rates ranging from 12.625% to 13.875%, to reduce the balance outstanding under the Credit Facility by approximately $1.7 million and for general corporate purposes. In connection with the transaction, Frost Nevada Investments Trust, an entity controlled by Dr. Frost, (“Frost Nevada”) converted a convertible promissory note having an outstanding principal balance and unpaid accrued interest of approximately $0.8 million into 820,000 shares of common stock in accordance with the terms of that note.

Medicare Considerations

        Substantially all of our net medical services revenue from continuing operations is based upon Medicare funded programs. Any changes that would limit, reduce or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.

RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

COMPARISON OF THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 TO THE THREE- MONTH PERIOD ENDED MARCH 31, 2003.

Revenue from Continuing Operations

        Medical services revenue increased 6.3% to $25.7 million for the three-month period ended March 31, 2004 from $24.2 million for the three-month period ended March 31, 2003. Revenue generated by our Medicare full-risk contracts increased approximately 9.0% on a per member per month basis partially offset by a decrease of 1.7% in Medicare member months. “Member months” are the number of members per month multiplied by the months for which services were provided. The increase in Medicare revenue is primarily due to higher per member premiums resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“DIMA”) and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004.

        Management fee income of $0.2 million during the three-month period ended March 31, 2004 relates to revenue we receive under our limited risk and non-risk contracts with HMOs. The management fee income primarily relates to the Physician Group Participation Agreement that we executed in April 2003. (See Note 5 to our Condensed Consolidated Financial Statements.) No such agreements existed during the three-month period ended March 31, 2003.

        Revenue from continuing operations generated by our managed care entities under contracts with Humana Medical Plans, Inc. (“Humana”) accounted for 75.5% and 76.1% of our medical services revenue for the three-month periods ended March 31, 2004 and 2003, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista Healthplan of South Florida, Inc. and its related affiliated companies (“Vista”) accounted for 24.5% and 23.9% of our medical services revenue for the three-month periods ended March 31, 2004 and 2003, respectively.

Expenses from Continuing Operations

        Medical services expenses for the three-month period ended March 31, 2004 were $22.0 million or 84.9% of total revenues compared to $21.1 million or 87.3% of total revenues for the three-month period ended March 31, 2003. Medical services expense includes medical claims expense as well as other direct costs associated with providing medical services.

        Medical claims represent the costs of medical services provided to our members in our managed care operations by providers other than us but for which we are financially responsible for under the terms of our full risk contracts with HMOs. Claims expense was $19.0 million and $18.3 million for the three-month periods ended March 31, 2004 and 2003, respectively, or 73.3% and 75.8% of total revenues. For the three-month period ended March 31, 2004 and 2003, respectively, our claims expense as a percentage of our medical services revenues (also referred to as our “claims loss ratio”) was 73.9% and 75.8%. Our claims loss ratio for continuing operations for the fiscal year ended June 30, 2003 was 76.5%. Our claim loss ratio varies due to fluctuations in utilization, medical costs and premium revenues. During the three-month period ended March 31, 2004, medical claims expense increased primarily due to higher stop-loss insurance costs per member per month. The increase in revenue due to DIMA and the increased phase-in of the Medicare risk adjustment discussed above more than offset the increase in claims expense and resulted in a lower claims loss ratio for the three-month period ended March 31, 2004. Effective March 1, 2004, certain benefits offered to Medicare members were enhanced by the HMOs for whom we treat patients in response to DIMA. We anticipate that these benefit changes will result in an increase in our claims loss ratio in future periods. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods.

        Other direct costs include the salaries and benefits of health professionals providing primary care services, capitation payments to our contracted primary care IPA physicians, and other costs necessary to provide medical care to our patients. Other direct costs were $3.0 million and $2.8 million for the three-month periods ended March 31, 2004 and 2003, respectively, or 11.6% and 11.5% of total revenues. The increase primarily relates to annual salary increases and to a higher proportion of our medical malpractice insurance cost being allocated to our managed care operations.

        General and administrative expenses for the three-month period ended March 31, 2004 were $0.7 million or 2.3% of total revenues compared to $1.6 million or 6.6% of total revenues for the three-month period ended March 31, 2003. During the third quarter of Fiscal 2004, we settled two lawsuits and reduced our accrual for legal claims by $0.8 million.

Income from Operations

        Income from operations for the three-month period ended March 31, 2004 was $2.2 million or 8.3% of total revenues, compared to $0.5 million or 2.1% of total revenues for the three-month period ended March 31, 2003.

Interest Expense

        Interest expense was $0.3 million for the three-month period ended March 31, 2004 as compared to $81,000 for the three-month period ended March 31, 2003. The increase was due to certain deferred financing costs which became fully amortized during the second quarter of Fiscal 2003 offset by additional deferred financing costs incurred in the fourth quarter of Fiscal 2003.

Loss from Discontinued Operations-Home Health Operations

        On December 16, 2003, we announced the disposal of our home health operations. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded on or prior to February 7, 2004. Accordingly, the home health operations are shown as discontinued operations. The home health operations contributed $0.5 million and $1.2 million in revenue and generated an operating loss of $0.4 million (which includes a charge of $0.2 million for severance costs and to accrue for lease obligations) and $0.4 million during the three-month periods ended March 31, 2004 and 2003, respectively.

Loss from Discontinued Operations-Terminated IPA

        Effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our independent practice associations (the “Terminated IPA.”) The Terminated IPA, which consisted of 29 physicians at the time of the termination and is reported as discontinued operations, contributed $4.5 million in medical services revenue and generated operating income of $45,000 during the three-month period ended March 31, 2003. The Terminated IPA did not contribute any revenue or operating income during the three-month period ended March 31, 2004.

Net Income

        Net income was $1.5 million for three-month period ended March 31, 2004 as compared to net income of $0.3 million for the three-month period ended March 31, 2003.

COMPARISON OF THE NINE-MONTH PERIOD ENDED MARCH 31, 2004 TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2003.

Revenue from Continuing Operations

        Medical services revenue increased 4.4% to $74.8 million for the nine-month period ended March 31, 2004 from $71.7 million for the nine-month period ended March 31, 2003. Revenue generated by our Medicare full-risk contracts increased approximately 4.0% on a per member per month basis in addition to an increase of 1.0% in Medicare member months. The increase in Medicare revenue is primarily due to higher per member premiums resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004.

        Management fee income of $0.5 million during the nine-month period ended March 31, 2004 relates to revenue we received under our limited risk and non-risk contracts with HMOs. The management fee income primarily relates to the Physician Group Participation Agreement that we executed in April 2003. (See Note 5 to our Condensed Consolidated Financial Statements.) No such agreements existed during the nine-month period ended March 31, 2003.

        Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for 74.2% and 78.0% of our medical services revenue for the nine-month periods ended March 31, 2004 and 2003, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 25.8% and 22.0% of our medical services revenue for the nine-month periods ended March 31, 2004 and 2003, respectively.

Expenses from Continuing Operations

        Medical services expenses for the nine-month period ended March 31, 2004 were $64.7 million or 85.9% of total revenues compared to $62.9 million or 87.8% of total revenues for the nine-month period ended March 31, 2003.

        Claims expense was $55.9 million and $54.7 million for the nine-month periods ended March 31, 2004 and 2003, respectively, or 74.2% and 76.4% of total revenue. For the nine-month periods ended March 31, 2004 and 2003, respectively, our claims loss ratio was 74.8% and 76.4%. Our claims loss ratio for the fiscal year ended June 30, 2003 was 76.5%. During the nine-month period ended March 31, 2004, medical claims expense increased primarily due to a 1% increase in Medicare member months and higher stop-loss insurance costs per member per month. The increase in revenue due to DIMA and the increased phase-in of the Medicare risk adjustment discussed above more than offset the increase in claims expense and resulted in a lower claims loss ratio for the nine-month period ended March 31, 2004. Effective March 1, 2004, certain benefits offered to Medicare members were enhanced by the HMOs for whom we treat patients in response to DIMA. We anticipate that these benefit changes will result in an increase in our claims loss ratio in future periods. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods.

        Other direct costs were $8.8 million and $8.1 million for the nine-month periods ended March 31, 2004 and 2003, respectively, or 11.6% and 11.4% of total revenues. The increase primarily relates to annual salary increases and to a higher proportion of our medical malpractice insurance cost being allocated to our managed care operations.

        General and administrative expenses for the nine-month period ended March 31, 2004 were $4.3 million or 5.7% of total revenues compared to $4.6 million or 6.4% of total revenues for the nine-month period ended March 31, 2003. In December 2002, we recorded a recovery of professional fees of $135,000 for litigation covered under our directors and officers insurance policy. No similar recovery was recorded in the second quarter of Fiscal 2004. During the third quarter of Fiscal 2004, we settled two lawsuits and reduced our accrual for legal claims by $0.8 million which was offset by separation costs of $0.3 million to our former president which were recorded in the second quarter of Fiscal 2004.

        The $0.4 million gain on extinguishment of debt recognized during the nine-month period ended March 31, 2004 relates to the $3.9 million contract modification note with one of our HMO partners that was cancelled in April 2003. Simultaneously with the note cancellation, we executed a Physician Group Participation Agreement (“PGP Agreement”) with the HMO to assume management responsibilities on a non-risk basis for certain of the HMO’s members. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4.0 million, which can be asserted by the HMO under certain circumstances. Because there were contingent circumstances under which any future payments of liquidated damages to the HMO could equal the amount of debt forgiven, the $3.9 million gain that we otherwise would have recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003, was deferred. To the extent that the HMO reduces the liquidated damages, we will recognize a portion of the deferred gain in a manner consistent with the reduction in the liquidated damages. On November 7, 2003, the HMO notified us that the maximum amount of liquidated damages had been reduced to $3.5 million. Accordingly, we recognized $0.4 million of the deferred gain on extinguishment of debt during the nine-month period ended March 31, 2004. No similar transaction occurred during the nine-month period ended March 31, 2003.

Income from Operations

        Income from operations for the nine-month period ended March 31, 2004 was $3.8 million, or 5.0% of total revenues, compared to $1.3 million or 1.8% of total revenues for the nine-month period ended March 31, 2003.

Medicare Settlement Related to Terminated Operations

        During the nine-month period ended March 31, 2004, we recorded other income of $2.2 million relating to the settlement of an alleged Medicare obligation. The alleged obligation related to rehabilitation clinics that were previously operated by one of our former subsidiaries and were sold in 1999. The Centers for Medicare and Medicaid Services (“CMS”) had alleged that Medicare overpayments were made relating to services rendered by these clinics and other related clinics during a period in which the clinics were operated by entities other than us. In an effort to resolve the matter with CMS and avoid aggressive collection efforts that could have disrupted our business, in 2002 we entered into a memorandum of understanding under which we began making payments to resolve the alleged liability while retaining the right to dispute the alleged overpayments. We requested that CMS reconsider the alleged liability and in October 2003 we were notified that the liability had been reduced from the originally asserted amount of $2.4 million to $0.2 million.

Loss from Discontinued Operations-Home Health Operations

        Our home health operations contributed $3.1 million and $3.1 million in revenue and generated an operating loss of $1.7 million (which includes charges in connection with the disposition of $0.5 million and $0.2 million in the second and third quarters of Fiscal 2004, respectively) and $1.4 million during the nine-month periods ended March 31, 2004 and 2003, respectively.

Income (loss) from Discontinued Operations-Terminated IPA

        The terminated IPA contributed $4.5 million in medical services revenue and generated operating income of $45,000 during the nine-month period ended March 31, 2003. The terminated IPA did not contribute any revenue but generated operating income of $73,000 during the nine-month period ended March 31, 2004. Income generated by discontinued operations during the nine-month period ended March 31, 2004 resulted from a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003.

Net Income (Loss)

        Net income for the nine-month period ended March 31, 2004 was $3.7 million compared to a net loss of $0.8 million for the nine-month period ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        In prior periods there had been significant uncertainty as to whether we would be able to fund our working capital requirements and satisfy our debt obligations as they became due in Fiscal 2004. At March 31, 2004, the working capital deficit was $0.7 million, total indebtedness accounted for 56.7% of our total capitalization and we had principal and interest of $2.3 million outstanding under our Credit Facility. During the third quarter and continuing into the fourth quarter of Fiscal 2004, the following events occurred which have improved our financial position.

        Effective March 30, 2004, we obtained an extension of the maturity date for our Credit Facility until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Frost. In order to obtain the extension of the maturity date, Dr. Frost was required to renew his personal guarantee. In consideration of Dr. Frost’s renewal of his personal guarantee, we issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The terms and conditions of the Credit Facility remain substantially unchanged, except for the removal of a financial covenant that previously required us to maintain a minimum fixed charge coverage ratio.

        At March 31, 2004, the outstanding principal balance of our Convertible Subordinated Notes Payable (the “Notes”) was approximately $3.9 million. On April 12, 2004, we called the Notes for redemption in accordance with their terms, subject to the Noteholders’ right to convert the Notes prior to the redemption date into shares of our common stock at a conversion price of $1.00 per share. On May 12, 2004 all Noteholders converted the Notes and received 3,922,538 shares of common stock representing the conversion and cancellation of the entire outstanding principal balance of the Notes and the unpaid accrued interest through the conversion date.

        On April 22, 2004, we sold 2,333,333 shares of our common stock for $3.5 million to twelve accredited investors in a private transaction. The proceeds were used to retire approximately $1.4 million of long-term debt bearing interest at rates ranging from 12.625% to 13.875%, to reduce the balance outstanding under the credit facility by approximately $1.7 million and for general corporate purposes. In connection with the transaction, Frost Nevada converted a convertible promissory note having an outstanding principal balance and unpaid accrued interest of approximately $0.8 million into 820,000 shares of common stock in accordance with the terms of that note.

        In April 2003, we executed a PGP Agreement with one of our HMO partners. Pursuant to the PGP Agreement, we will assume certain management responsibilities on a non-risk basis for the HMO’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward counties of Florida. Revenue from this contract will consist of a monthly management fee intended to cover our costs for providing these services. Simultaneously with the execution of the PGP Agreement, we restructured the terms of a $3.9 million contract modification note with the HMO. Pursuant to the restructuring, the contract modification note was cancelled. The PGP Agreement is for a period of two years and contains a provision for liquidated damages in the amount of $4 million which can be asserted by the HMO in the event that one of the following occurs: (i) continued participation by us under the PGP Agreement may affect adversely the health, safety or welfare of a member or bring the HMO or its provider networks into disrepute; (ii) we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; (iii) we are excluded from participation in any federal healthcare program; (iv) the HMO determines that we have not used our best efforts to perform under the PGP Agreement; or (v) we materially breach the PGP Agreement.

        Because there were contingent circumstances under which any future payments of liquidated damages to the HMO could equal the amount of debt forgiven, the gain that we otherwise would have recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003, was deferred. Under the terms of the PGP Agreement, if we remain in compliance with the terms of the agreement, the HMO, at its option, may reduce the liquidated damages at specified dates during the two-year term of the PGP Agreement. To the extent that the HMO reduces the liquidated damages, we will recognize a portion of the deferred gain in a manner consistent with the reduction in the liquidated damages. On November 7, 2003, we were notified that the maximum amount of the liquidated damages had been reduced to $3.5 million. Accordingly, we recognized $0.4 million of the deferred gain on extinguishment of debt in the second quarter of Fiscal 2004. On May 6, 2004, we were notified that the liquidated damages had been further reduced to $3.0 million. Accordingly, we will recognize $0.5 million of the deferred gain on extinguishment of debt in the fourth quarter of Fiscal 2004.

        In December 2003, we implemented a plan to dispose of our home health agencies. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded on or prior to February 7, 2004. As a result, the home health operations are shown as discontinued operations. The home health operations contributed $3.1 million and $2.8 million in revenue and generated an operating loss of $1.7 million, which includes charges in connection with the disposition of $0.5 million and $0.2 million recorded in the second and third quarters of Fiscal 2004, respectively, and $1.4 million during the nine-month periods ended March 31, 2004 and 2003, respectively. We estimate that further losses in the fourth quarter of Fiscal 2004, primarily related to collection efforts of outstanding receivables, will be approximately $25,000, but there can be no assurance that any such losses will be limited to the fourth quarter of Fiscal 2004 or to any particular amount.

        In Fiscal 2004, our claims loss ratio has improved due in part to an increase in revenue resulting from DIMA and the increased phase-in of the Medicare risk adjustment. Effective March 1, 2004, certain benefits offered to Medicare members were enhanced by the HMOs for whom we treat patients in response to DIMA. We anticipate that these benefit changes will result in an increase in the claims loss ratio in future periods. Such increases in the claims loss ratio could reduce the profitability and cash flows from our operations through the remainder of Fiscal 2004. We cannot predict what impact, if any, these developments may have on our results of operations.

        Based on the events that have occurred in the fourth quarter of Fiscal 2004 and have resulted in reducing our long term obligations to less than $500,000, we believe that we will be able to fund all our capital commitments, operating cash requirements and satisfy any remaining obligations from a combination of cash on hand and anticipated cash flows from operations.

        In October 2003, Spencer Angel resigned as the Company’s President and Chief Executive Officer. In accordance with the terms of Mr. Angel’s severance agreement, he will receive $250,000, payable through September 2004 in accordance with the Company’s normal payroll practices in addition to certain amounts that were paid at the time of his resignation. We also paid Mr. Angel a lump-sum cash severance payment of $17,500 and repurchased 800,000 stock options held by him for $68,000. These two amounts were paid on Mr. Angel’s severance date.

        Our income from continuing operations was $5.3 million for the nine-month period ended March 31, 2004. Cash provided by continuing operations for the nine-month period ended March 31, 2004 was $2.5 million. The following were the most significant items which are reflected in the income from continuing operations but did not impact our cash flows from operations during the nine-month period ended March 31, 2004:

•	The net decrease in due to/from Medicare of $2.1 million is primarily due to the settlement with CMS related to alleged Medicare obligations of certain rehabilitation clinics that were previously operated by us and which were sold in 1999. This settlement increased income from continuing operations without impacting our cash flow.

•	Depreciation and amortization, including the amortization of deferred financing costs, reduced income from continuing operations by $0.8 million, without reducing cash from operations.

•	Increases in accounts payable and accrued expenses reduced income from continuing operations by $0.4 million, without reducing cash from operations.

•	Our net receivable from HMOs increased by $1.6 million and impacted our income from continuing operations but did not provide cash during the nine-month period ended March 31, 2004.

•	Our net income increased by $0.4 million as a result of the gain on extinguishment of debt without impacting our cash flows.

        Our cash used in investing activities by continuing operations of $34,000 for the nine-month period ended March 31, 2004 includes $30,000 in proceeds from maturities of restricted cash offset by $64,000 for the purchase of equipment. Our cash used in financing activities for the nine-month period ended March 31, 2004 was $0.3 million, primarily due to payments on our credit facility and other various notes payable of $0.6 million offset by proceeds of $0.4 million received upon the exercise of stock options.

        Other factors that could affect our liquidity and cash flow which are also discussed above under the caption “—CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” and in our Annual Report on Form 10-K for the year ended June 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At March 31, 2004, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive. A hypothetical 100 basis point adverse change (increase) in interest rates would have immaterially impacted our net income (loss) for both of the nine-month periods ended March 31, 2004 and 2003 by approximately $20,000. We have no risk associated with foreign currency exchange rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. There were no changes in our internal controls or other factors during the first quarter of our fiscal year, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

        Provided with this quarterly report on Form 10-Q are certificates of our Chief Executive Officer and our Chief Financial Officer. We are required to provide those certifications by Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s implementing regulations. This Item 4 of this quarterly report on Form 10-Q is the information concerning the evaluation referred to in those certifications, and you should read this information in conjunction with those certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 11 of our Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

        On April 22, 2004, we sold 2,333,333 shares of our common stock to twelve accredited investors pursuant to Rule 506 under the Securities Act of 1933 for $3.5 million. In connection with the transaction we paid one of the investors $18,000 in fees, but we paid no underwriting discounts or commissions in connection with the transaction. We used the proceeds of the transaction to retire approximately $1.4 million of long-term debt bearing interest at rates ranging from 12.625% to 13.875%, to reduce the balance outstanding under our Credit Facility by approximately $1.7 million and for general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Letter agreement dated March 26, 2004 regarding Dr. Phillip Frost’s guarantee of the credit facility.

10.2	Letter agreement dated March 19, 2004 regarding extension of credit facility.

10.3	Form of Stock Purchase Agreement, dated April 22, 2004.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Date Filed	Item No.	Description

February 13, 2004	Items 2 and 7	We announced the completion of the previously announced disposition of our home health agencies.

25

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2004	CONTINUCARE CORPORATION By: /s/ Janet L. Holt —————————————— Janet L. Holt Chief Financial Officer

26

EXHIBIT INDEX

Description	Exhibit Number

Letter agreement dated March 26, 2004 regarding Dr. Phillip Frost’s guarantee of
the credit facility	10.1

Letter agreement dated March 19, 2004 regarding extension of credit facility	10.2

Form of Stock Purchase Agreement dated April 22, 2004	10.3

Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002	32.2