Form 10-K
period 2004-06-30
CONTINUCARE CORP
filed 2004-09-28
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2004

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

80 Southwest Eighth Street,
Suite 2350
Miami, Florida 33130
(Address of principal executive offices)

(305) 350-7515
(Registrant’s telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK	AMERICAN STOCK EXCHANGE
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

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 13, 2004 (computed by reference to the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on such date): $37,905,022.

     Number of shares outstanding of each of the registrant’s classes of Common Stock at September 13, 2004: 50,300,186 shares of Common Stock, $.0001 par value per share.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2004

GENERAL

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries. All references to a “Fiscal year” refer to our fiscal year which ends June 30. As used herein, Fiscal 2005 refers to fiscal year ending June 30, 2005, Fiscal 2004 refers to fiscal year ending June 30, 2004, Fiscal 2003 refers to fiscal year ending June 30, 2003, and Fiscal 2002 refers to fiscal year ending June 30, 2002.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     All statements included in this Annual Report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors. Forward-looking statements may include statements about:

•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”) and the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”); and

•	Our ability to utilize our net operating losses for Federal income tax purposes.

     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or incorporated by reference in this Annual Report, including the section entitled “Risk Factors.” Such risks and uncertainties include, but are not limited to the following:

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative changes in governmental regulations, including possible changes in Medicare programs that may impact reimbursements to health care providers and insurers;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our managed care operations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts, including the PGP Agreement;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.

     We caution our investors not to place undue emphasis on these forward-looking statements, which speak only as of the date of this Annual Report and we undertake no obligation to update or revise these statements as a result of new information, future events or otherwise.

RISK FACTORS

Our operations are dependent on two health maintenance organizations.

     We derive substantially all of our net medical services revenues under our managed care agreements with two health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”). In Fiscal 2004, we generated approximately 75% of our revenues from contracts with Humana and 25% of our revenues from contracts with Vista. Most of our business with Humana is governed by one agreement (the “Humana POP Agreement”). The loss of the Humana POP Agreement or our managed care agreement with Vista, or significant reductions in payments to us under these contracts, could have a material adverse effect on our business, financial condition and results of operations.

Under our most important contracts we are responsible for the cost of medical services to our patients in return for a fixed fee.

     Our most important contracts with Humana and Vista are “full risk” agreements under which we receive for our services fixed monthly payments per patient at a rate established by the contract, also called a capitated fee. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients, even services we do not provide directly. Accordingly, we will be unable to adjust the revenues we receive under those contracts, and if medical claims expense exceeds our estimates our profits may decline. Relatively small changes in the ratio of our health care expenses to capitated revenues we receive can create significant changes in our financial results.

If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced or we could cease to be profitable.

     We cannot be profitable if our costs of providing the required medical services exceed the revenues that we derive from those services. However, our most important contracts with Humana and Vista require us to assume full financial responsibility for the provision of all necessary medical care in return for a capitated fee per patient at a rate established by the contract. Accordingly, as the costs of providing medical services to our patients under those contracts increases, the profits we receive with respect to those patients decreases. If we cannot continue to improve our controls and procedures for estimating and managing our costs, our business, results of operations, financial condition and ability to satisfy our obligations could be adversely affected.

A failure to estimate incurred but not reported medical benefits expense accurately will affect our profitability.

     Our medical benefits expense includes estimates of medical claims incurred but not reported, or IBNR. We estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, utilization of health care services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process. Due to the inherent uncertainties associated with the factors used in these assumptions, materially different amounts could be reported in our financial statements for a particular period under different possible conditions or using different, but still reasonable, assumptions. Adjustments, if necessary, are made to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Although our past estimates of IBNR have been adequate, they may be inadequate in the future, which would adversely affect our results of operations. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Many factors that increase health care costs are largely beyond our ability to control.

     Increased utilization or unit cost, competition, government regulations and many other factors may, and often do, cause actual health care costs to increase. These factors may include, among other things:

•	increased use of medical facilities and services, including prescription drugs and doctors’ office visits;

•	increased cost of such services;

•	new benefits to patients added by the HMOs to their covered services, whether as a result of the Medicare Modernization Act or otherwise;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	catastrophes , epidemics or terrorist attacks;

•	the introduction of new or costly treatments, including new technologies;

•	new government mandated benefits or other regulatory changes;

•	increases in the cost of “stop loss” or other insurance.

Many of these factors are beyond our ability to control or predict.

Health care reform initiatives, particularly changes to the Medicare system, could adversely effect our operations.

     Substantially all of our net medical services revenues from continuing operations are based upon Medicare funded programs. The federal government from time to time explores ways to reduce medical care costs through Medicare reform and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.

Medicare premiums have generally risen more slowly than the cost of providing health care services.

     Our revenues are largely determined by the premiums that the Centers for Medicare and Medicaid Services (“CMS”) pay to the HMOs under their Medicare Advantage (formerly known as Medicare+Choice) contracts. Although CMS has generally increased the premiums paid to the HMOs for Medicare Advantage patients each year, the rate of increase has generally been less than the rate at which the cost of providing health care services, including prescription drugs, has increased on a national average. As a result, we are under increasing pressure to contain our costs, and the margin we realize on providing health care services has generally decreased over time. There can be no assurance that CMS will maintain its premiums at the current level or continue to increase its premiums each year. Additionally there can be no assurances that we will receive the total benefit of any premium increase the HMOs may receive.

Our revenues will be affected by the Medicare Risk Adjustment.

     The majority of patients to whom we provide care are Medicare-eligible and participate in the Medicare Advantage program. CMS is now implementing its Medicare Risk Adjustment project during which it is transitioning its methodology to a new system that takes into account the health status of Medicare Advantage participants in determining premiums paid for each participant rather than merely demographic factors, as historically has been the case. Beginning January 1, 2004, the new risk adjustment system requires that ambulatory data be incorporated, starting from a blend consisting of a 30% risk adjustment payment and the remaining 70% based on demographic factors. Thereafter the blend percentages will be adjusted as follows:

	Risk	Demographic
Year	Percentage	Percentage
2005	50%	50%
2006	75%	25%
2007	100%	0%

     For the first six months of Fiscal 2004, our payments from the HMOs were substantially based on the demographic model. For the six-month period ended June 30, 2004, we estimate that the new risk adjustment methodology increased our revenues per patient by approximately 3%. We cannot assure what future impact this new risk adjustment methodology will have on our business, results of operations, or financial condition, however, it is possible that the new risk adjustment methodology may result in fluctuations in our medical services revenues from year to year.

Our intangible assets represent a substantial portion of our total assets.

     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 73% of our total assets at June 30, 2004. We are required to review our intangible assets for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things:

•	a significant adverse change in legal factors or the business climate;

•	the loss of a key HMO contract;

•	an adverse action by a regulator;

•	unanticipated competition;

•	loss of key personnel; or

•	allocation of goodwill to a portion of business that is to be sold.

     Because we operate in a single segment of business, we perform our impairment test on an enterprise level. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current value of the total net assets, including goodwill and intangible assets. We completed our annual impairment test on May 1, 2004, and determined that no impairment existed. Accordingly, no impairment charges were required at June 30, 2004. Should we determine that an indicator of impairment has occurred, such as those noted above, we would be required to perform an additional impairment test. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. Such a write-off could have a material adverse effect on our results of operations.

We are subject to government regulation.

   Our business is regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than shareholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with our patients, other providers and the public. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

•	forfeiture of amounts we have been paid;

•	imposition of civil or criminal penalties, fines or other sanctions on us;

•	loss of our right to participate in government-sponsored programs, including Medicare;

•	damage to our reputation in various markets;

•	increased difficulty in hiring or retaining qualified medical personnel or marketing our products and services; and

•	loss of one or more of our licenses to provide health care services.

   Any of these events could reduce our revenues and profitability and otherwise adversely affect our operating results.

The health care industry is subject to continued scrutiny.

     The health care industry has been the subject of increased government and public scrutiny in recent years, which has focused on the appropriateness of the care provided, referral and marketing practices and other matters. Increased media and public attention has focused on the outpatient services industry in particular as a result of allegations of fraudulent practices related to the nature and duration of patient treatments, illegal remuneration and certain marketing, admission and billing practices by certain health care providers. The alleged practices have been the subject of federal and state investigations, as well as other legal proceedings. There can be no assurance that we will not be subject to federal and state review or investigation from time to time, and any such investigation could adversely impact our business or results of operations, even if we are not ultimately found to have violated the law.

We compete with many health care providers for patients and HMO affiliations.

     The health care industry is highly competitive. We compete for patients with many other health care providers, including local physicians and practice groups as well as local, regional and national networks of physicians and health care companies. We believe that competition for patients is generally based upon the reputation of the physician treating the patient, the physician’s expertise, and the physician’s demeanor and manner of engagement with the patient, and the HMOs that the physician is affiliated with. We also compete with other local, regional and national networks of physicians and health care companies for the services of physicians and for HMO affiliations. Some of our competitors have greater resources than we do, and we may not be able to continue to compete effectively in this industry. Further, additional competitors may enter our markets, and this increased competition may have an adverse effect on our revenues.

The agreement relating to most of our IPA relationships may soon expire.

     As of June 30, 2004, our independent physician affiliates (“IPAs”) provided services to approximately 1,200 patients on a full risk basis and to approximately 8,200 patients on a limited or non-risk basis. Most of our IPA relationships, including most of our non-risk IPA relationships, are governed under a single Physician Group Participation Agreement that we entered into with Humana in April 2003 (the “Humana PGP Agreement”). The Humana PGP Agreement expires in April 2005. We hope to maintain our relationship with these IPAs through Humana and intend to seek an extension or renewal of the Humana PGP Agreement, but we can not provide assurance that such an extension or renewal will be available to us on commercially acceptable terms or at all.

We may not be able to successfully recruit or retain existing relationships with qualified physicians and medical professionals.

     We depend on our physicians and other medical professionals to provide medical services to our managed care patients and independent physicians contracting with us to participate in provider networks we develop or manage. We compete with general acute care hospitals and other health care providers for the services of medical professionals. Demand for physicians and other medical professionals is high and such professionals often receive competing offers. If we are unable to successfully recruit and retain medical professionals our ability to successfully implement our business strategy could suffer. No assurance can be given that we will be able to continue to recruit and retain a sufficient number of qualified physicians and other medical professionals.

Our business exposes us to the risk of medical malpractice lawsuits.

     Our business entails an inherent risk of claims against physicians for professional services rendered to patients, and we periodically become involved as a defendant in medical malpractice lawsuits. Medical malpractice claims are subject to the attendant risk of substantial damage awards. Although these claims are generally covered by insurance, if liability results from any of our pending or any future medical malpractice claims, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liability arising out of these proceedings. There can be no assurance that pending or future litigation will not have a material adverse affect on us or that liability resulting from litigation will not exceed our insurance coverage.

Our insurance coverage may not be adequate, and rising insurance premiums could negatively affect our profitability.

     We rely on insurance to protect us from many business risks, including, “stop loss” insurance. In most cases, as is the trend in the health care industry, as insurance policies expire, we may be required to procure policies with narrower coverage, more exclusions and higher premiums. In some cases, coverage may not be available at any price. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations.

Deficit spending and economic downturns could negatively impact our results of operations.

     Adverse developments in the economy often result in decreases in the federal budget and associated changes in the federal government’s spending priorities. We are presently in a period of deficit spending by the federal government, and those deficits are presently expected to continue for at least the next several years. Deficit spending by the federal government could lead to increased pressure to reduce government expenditures, including governmentally funded programs such as Medicare. If governmental funding of the Medicare program was reduced without a counterbalancing adjustment in the benefits offered to patients, our results of operations could be negatively impacted.

We presently operate only in Florida.

     All of our medical services revenues are presently derived from our operations in Florida. Adverse economic, regulatory, or other developments in Florida (including hurricanes) could have a material adverse effect on our financial condition or results of operations. In the event that we expand our operations into new geographic markets, we will need to establish new relationships with physicians and other health care providers. In addition, we will be required to comply with laws and regulations of states that differ from the one in which we currently operate, and may face competitors with greater knowledge of such local markets. There can be no assurance that we will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.

A significant portion of our voting power is concentrated in one shareholder.

     One of our directors, Dr. Phillip Frost, and entities affiliated with him, beneficially owned approximately 44% of our outstanding common stock as of September 13, 2004. Based on Dr. Frost’s significant beneficial ownership of our common stock, he has a substantial ability to influence most corporate actions requiring shareholder approval, including the election of directors, and will be able to effectively control any shareholder votes or actions with respect to such matter. This influence by Dr. Frost may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal that Dr. Frost favors or to wage a proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.

We are dependent on our executive officers and other key employees.

     Our operations are highly dependent on the efforts of our Chief Executive Officer and our other key employees. Our executive officers and key employees generally do not have employment agreements with us, but are instead employed on an “at will” basis. While we believe that we could find replacements, the loss of any of their leadership, knowledge and experience could negatively impact our operations. Replacing any of our executive officers or key employees might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate a business such as ours. Our success is also dependent on our ability to hire and retain qualified management, technical and medical personnel. We may be unsuccessful in recruiting and retaining such personnel, which could negatively impact our operations.

We depend on the management information systems of our affiliated HMOs.

     Our operations are dependent on the management information systems of the HMOs with which we contract. Our affiliated HMOs provide us with certain financial and other information, including reports and calculations of costs of services provided and payments to be received by us. Both the software and hardware our HMO affiliates use to provide us with that information have been subject to rapid technological change. Because we rely on this technology but do not own it, we have limited ability to ensure that it is properly maintained, serviced and updated. In addition, information systems such as these may be vulnerable to failure, acts of sabotage such as “hacking,” and obsolescence. If either of our principal HMO affiliates were to temporarily or permanently lose the use of the information systems that provide us with the information on which we depend or the underlying patient and physician data, our business and results of operations could be materially and adversely affected. Because our HMO affiliates generate certain of the information on which we depend, we have less control over the manner in which that information is generated than we would if we generated the information internally.

Volatility of our stock price could adversely affect you.

   The market price of our common stock could fluctuate significantly as a result of many factors, including factors that are beyond our ability to control or foresee and which, in some cases, may be wholly unrelated to us or our business. These factors include:

•	state and federal budget decreases;

•	adverse publicity regarding health maintenance organizations and other managed care organizations;

•	government action regarding eligibility;

•	changes in government payment levels;

•	changes in state mandatory programs;

•	changes in expectations of our future financial performance or changes in financial estimates, if any, of public market analysts;

•	announcements relating to our business or the business of our competitors;

•	conditions generally affecting the managed care industry or our provider networks;

•	the success of our operating strategy;

•	the operating and stock price performance of other comparable companies;

•	the termination of any of our contracts;

•	regulatory or legislative changes;

•	acts of war or terrorism or an increase in hostilities in the world; and

•	general economic conditions, including inflation and unemployment rates.

PART I

ITEM 1. BUSINESS

General

     We are a mixed model provider of primary care physician services. Through our network of 15 medical centers we provide primary health care services on an outpatient basis. We also provide practice management services to 31 IPAs. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of June 30, 2004, we provided services to or for approximately 28,700 patients through our medical centers and IPAs. A majority of these patients participate in the Medicare Advantage (formerly known as Medicare+Choice) program.

     We were incorporated in Florida in 1996 as the successor to a Florida corporation formed earlier in 1996. During Fiscal 2000 and 2001 we restructured much of our indebtedness, including the convertible subordinated notes we then had outstanding. During Fiscal 2004, the notes were converted into shares of our common stock. In an effort to streamline operations and stem operating losses, effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of our IPA relationships associated with one HMO. Additionally, in February 2004, we completed the disposition of our home health operations. As a result of these transactions, the operations of the terminated IPAs and our home health operations are shown as discontinued operations.

     Our principal place of business is 80 S.W. 8th Street, Suite 2350, Miami, Florida 33130. Our telephone number is 305-350-7515.

Industry Overview

     The United States health care market is large and growing. According to CMS, total outlays on health care in the United States were $1.6 trillion in 2002 and were projected to reach $3.4 trillion in 2013, representing an annual rate of increase of approximately 7.3%. The rate of the overall increase of health care outlays in the United States has been greater than the growth of the economy as a whole (measured by gross domestic product, or GDP). For example, in 2002 the rate of growth of total United States medical outlays was 5.7 percentage points higher than the growth of GDP. The high growth rate of health care outlays is expected to continue. In 2002, health care outlays represented 14.9% of GDP. CMS projects that this amount will increase to 18.4% of GDP by 2013. In addition, United States health care outlays have increased at a faster rate than the consumer price index. In early 2004, CMS projected that United States medical outlays grew by approximately 7.8% in 2003, as compared to actual increases of 9.3% in 2002 and 8.5% in 2001.

     The Medicare sector of the United States health care market is also large and growing. Medicare currently provides health care benefits to approximately 41 million elderly and disabled Americans, or approximately 14% of the population of the United States. With the coming retirement of the “Baby Boom” generation, a significant increase in the number of Medicare beneficiaries is forecast, with the number of Medicare beneficiaries expected to rise to over 70 million, or greater than 20% of the projected population of the United States, by 2030. Medicare outlays have also grown faster than both the GDP and the consumer price index, which growth is forecast to continue. For example, annual Medicare outlays exceeded $220 billion in 2003 and are expected to grow to over $400 billion by 2012.

     Medicare was established in 1965 and traditionally provided fee-for-service (indemnity) coverage for its members. Under fee-for-service coverage, Medicare assumes responsibility for paying all or a portion of the member’s covered medical fees, subject, in some cases, to a deductible or coinsurance payment. The Medicare Advantage program represents private health plans’ participation in Medicare. Through a contract with CMS, private insurers, such as HMOs, may contract with CMS to provide health insurance coverage in exchange for a fixed monthly payment per member per month for Medicare-eligible individuals. Individuals who elect to participate in Medicare Advantage typically receive additional benefits not covered by Medicare’s traditional fee-for-service coverage program and are relieved of the obligation to pay some or all deductible or coinsurance amounts due.

     Participation in private Medicare managed care programs (then called Medicare+Choice) increased during the 1990s reaching a peak of 6.2 million participants in 1998, or approximately 16% of the Medicare-eligible population. As of November 2003, the number of participants had decreased to 4.6 million, or approximately 11% of the Medicare-eligible population. The number of participating private health plans also decreased during this period going from 346 plans in 1998 to 155 in November 2003. This decline in participation has been attributed to unpredictable and insufficient payments resulting from the alteration of payments to private plans associated with the Balanced Budget Act of 1997.

     The Medicare Modernization Act, adopted in December 2003, was intended, in part, to modernize and revitalize private plans under Medicare. The Medicare Modernization Act made favorable changes to the premium rate calculation methodology and generally provides for program rates that we believe will better reflect the increased cost of medical services provided to Medicare beneficiaries.

     As a result of the growing increases in health care outlays in the United States, insurers, employers, state and federal governments and other health insurance payors have sought to reduce or control the sustained increases in health care costs. One response to these cost increases has been a shift away from the traditional fee-for-service method of paying for health care to managed health care models, such as HMOs.

     HMOs offer a comprehensive health care benefits package in exchange for a fixed prepaid monthly fee or premium per enrollee that does not vary through the contract period regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. HMOs contract directly with medical clinics, independent physician associations, hospitals and other health care providers to administer medical care to HMO enrollees. The affiliated physician organization contracts with the HMOs provide for payment to the affiliated physician organizations. Often the payment to the affiliated physician organization is in the form of a fixed monthly fee per enrollee, which is called a capitation payment. Once negotiated, the total payment is based on the number of enrollees covered, regardless of the actual need for and utilization of covered services.

     Physicians, including those in small to mid-sized physician groups, find themselves at a competitive disadvantage in the current managed care environment. Physicians are generally not equipped by training or experience to handle all of the functions of a modern medical practice, such as negotiation of contracts with specialists and HMOs, claims administration, financial services, provider relations, member services, medical management including utilization management and quality assurance, data collection and management information systems. Additionally, a proliferation of state and federal regulations has increased the paper-work burden and hampered the application of the traditional controls used by managed care organizations. Physicians increasingly are responding to these pressures within the managed care industry by affiliating with organizations such as us to assist them in managing their practices.

Our Market and Business Strategy

   The population of Florida was approximately 17 million as of April 2004, and approximately 30% of those residents are located in Miami-Dade, Broward and Hillsborough Counties. As of June 30, 2004, approximately 543,000 residents of Florida were enrolled in Medicare Advantage plans out of a Medicare-eligible population of approximately 2.8 million. The three HMOs with which we are affiliated account for approximately 50% of Medicare Advantage patients in the markets we serve.

     Our strategy is to:

•	increase patient volume at our existing medical centers through enhanced marketing efforts;

•	consider adding new HMO affiliations, such as our new relationship with Wellcare, Inc. (“Wellcare”);

•	selectively expand our network to include additional medical centers and to penetrate new geographic markets; and

•	further develop our IPA management activities.

Increasing Patient Volume

     Our core business is comprised of our established network of medical centers from which we provide primary care services on an outpatient basis. In addition, we provide services to a network of IPAs. As of June 30, 2004, we provided services under agreements with HMOs relating to both our medical centers and the IPAs to approximately 15,700 patients on a full risk basis and approximately 13,000 patients on a limited or non-risk basis. For our full risk patients we assume full financial responsibility for the provision of substantially all necessary medical care to those patients in return for a fixed fee per member per month. For our limited or non-risk patients, we are responsible only for the services we actually provide to those patients, and not the cost of specialists, hospitalization or other services that we do not provide. In addition, we provide primary care services on a fee-for-service basis. We seek to increase the number of patients using our medical centers through the general marketing efforts of our affiliated HMOs and on our own through targeted marketing efforts with a particular focus on Medicare eligible patients.

Consider Adding New HMO Affiliations

     We are currently affiliated with three HMOs — Humana and Vista, with whom we have long-standing relationships, and Wellcare, with whom we became affiliated in September 2004. We work closely with our affiliated HMOs and strive to attain a high level of HMO satisfaction with our services. We believe that increasingly margin conscious HMOs value our operational strengths and expertise at providing quality health care, retaining patients and effectively managing medical utilization. As a result, we believe that we are well positioned to establish additional HMO affiliations to enable us to serve a larger number of the patients in our markets. There can be no assurances that we will obtain additional HMO affiliations and, depending upon a number of factors, including the level of support we are receiving from our current HMO affiliates, we may elect not to pursue additional affiliates.

Selectively Expanding Our Network

     We may seek to add additional medical centers to our network either through acquisition or start up, although no assurance can be given of our ability to establish or acquire any additional medical centers. To date, we have focused on Miami-Dade, Broward and Hillsborough Counties, Florida. We expect we will identify and select acquisition candidates based in large part on the following broad criteria:

•	a history of profitable operations or a predictable synergy such as opportunities for economies of scale through a consolidation of management functions;

•	a competitive environment with respect to a high concentration of hospitals and physicians; and

•	a geographic proximity to our current operations.

Developing Our IPA Management Activities

     We also seek to add additional IPAs, although no assurance can be given of our ability to establish any of those IPA relationships. We believe that HMOs are increasingly reluctant to contract directly with small to mid-sized physician groups who wish to accept HMO patients on a risk basis, preferring instead to contract with management service organizations such as us. We enhance the operations of our IPA physician practices by providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPA practices to further assist with their operations. We believe that we can leverage our skill at providing practice management services to IPA practices to a larger group of IPA practices and will seek to selectively add new IPA practices to enhance our IPA management activities. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our network.

Our Medical Centers

     At our medical centers physicians who are our employees or independent contractors act as primary care physicians practicing in the area of general, family and internal medicine. A typical medical center is operated in an office space that ranges from 5,000 to 8,000 square feet. A medical center is typically staffed with approximately two to three physicians, and is open five days a week. The physicians we employ or with whom we contract are generally retained under written agreements that provide for a rolling one-year term, subject to earlier termination in some circumstances. Under our standard physician agreements we are responsible for providing our physicians with malpractice insurance coverage.

Our IPAs

     We provide practice management assistance to IPAs. Our services include providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPAs to further assist with their practices. These services currently relate only to those patients served by the IPAs who are enrolled in Humana health plans. We currently have 31 IPA relationships. Most of our IPA relationships, including most of our non-risk IPA relationships, are governed under the Humana PGP Agreement, which expires in April 2005 unless we obtain a renewal of that agreement. As of June 30, 2004, our IPA physicians provided services to approximately 1,200 patients on a full risk basis and to approximately 8,200 patients on a limited or non-risk basis. Our IPAs practice primary care medicine on an outpatient basis in facilities similar to our medical centers. Our IPA physicians typically earn a capitated fee for providing the services and may be entitled to obtain bonus distributions if they operate their practice in accordance with their negotiated contract.

Our HMO Affiliates

     We currently have managed care agreements with Humana, Vista and Wellcare. In Fiscal 2004, we generated approximately 75% of our net medical services revenue from Humana and approximately 25% of our net medical services revenue from Vista. We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms. We may selectively add new HMO affiliations, but we can provide no assurance that we will be successful in doing so. The loss of significant HMO contracts and/or the failure to regain or retain such HMO’s patients or the related revenues without entering into new HMO affiliations could have a material adverse effect on our business results of operations and financial condition.

Humana

     We currently have four agreements with Humana. However, the majority of the revenue that we derive from our relationship with Humana is generated under the Humana POP Agreement. Under the Humana POP Agreement we provide or arrange for the provision of covered medical services to each Humana member who selects one of our physicians as his or her primary care physician. We receive a capitated fee with respect to the patients assigned to us. For most of our Humana patients the capitated fee is a percentage of the premium that Humana receives with respect to that patient. The Humana POP Agreement is subject to Humana’s changes to the covered benefits that it elects to provide to its members and other terms and conditions. We must also comply with the terms of Humana’s policies and procedures, including Humana’s policies regarding referrals, approvals and utilization management and quality assessment.

     The initial term of the Humana POP Agreement extends through July 31, 2008, unless terminated earlier for cause, and, thereafter, the Humana POP Agreement renews for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. Humana may immediately terminate the Humana POP Agreement, and/or any individual physician credentialed under the Humana POP Agreement, upon written notice, if (i) we and/or any of our physician’s continued participation in the Humana POP Agreement may affect adversely the health, safety or welfare of any Humana member; (ii) we and/or any of our physician’s continued participation in the Humana POP Agreement may bring Humana or its health care networks into disrepute; (iii) in the event of one of our doctor’s death or incompetence; (iv) if any of our physicians fail to meet Humana’s credentialing criteria; (v) in accordance with Humana’s policies and procedures, (vi) if we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (vii) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). We and Humana may also each terminate the Humana POP Agreement upon 90 days’ prior written notice (with an opportunity to cure, if possible) in the event of the other’s material breach of the Humana POP Agreement.

     In some cases, Humana may provide 30 days’ notice as to an amendment or modification of the Humana POP Agreement, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. Such amendments may include changes to the compensation rates. If Humana exercises its right to amend the Humana POP Agreement upon 30 days’ written notice, we may object to such amendment within the 30-day notice period. If we object to such amendment within the requisite time frame, Humana may terminate the Humana POP Agreement upon 90 days’ written notice.

     One of our other agreements with Humana is the Humana PGP Agreement. Under the Humana PGP Agreement, we agreed to assume certain management responsibilities on a non-risk basis for Humana’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida, for a period of two years in return for a capitated fee per patient. The Humana PGP Agreement relates to approximately 29 physicians that we service on a non-risk basis and expires in April 2005. We intend to seek an extension or renewal of the Humana PGP Agreement, but we can not provide assurance that such an extension or renewal will be available to us on commercially acceptable terms or at all.

     Although the Humana PGP Agreement is not generally material to our business, in connection with our entering into the

Humana PGP Agreement we and Humana simultaneously cancelled a $3.9 million contract modification note payable to Humana, and, instead, the Humana PGP Agreement contains a provision for liquidated damages in the amount of $4.0 million, which can be asserted by Humana in certain circumstances. Under the terms of the Humana PGP Agreement, if we remain in compliance with the terms of the agreement, Humana, at its option, may reduce the maximum amount of liquidated damages at specified dates during the two-year term of the Humana PGP Agreement.

     Because there were contingent circumstances under which future payments of liquidated damages to Humana could have equaled the amount of debt forgiven, we deferred the $3.9 million gain that we would otherwise have recognized from the cancellation of the Humana note. To the extent that Humana reduces the maximum amount of liquidated damages, we will recognize a portion of the deferred gain. We were notified in November 2003 and again in May 2004, that the maximum amount of liquidated damages had been reduced to $3.5 and $3.0 million, respectively. Accordingly, we recognized $0.4 million and $0.5 million, respectively, of the deferred gain on extinguishing the debt during the second and fourth quarters of Fiscal 2004. At the expiration of the term of the Humana PGP Agreement, the liquidated damage provision will lapse and we will recognize any remaining portion of the deferred gain.

Vista

     Under our agreement with Vista, we provide or arrange for the provision of covered medical services to each Vista member who selects one of our physicians as his or her primary care physician. We receive a capitated fee with respect to the patients assigned to us. For most of our Vista patients the capitated fee is a percentage of the premium that Vista receives with respect to that patient. Our agreement with Vista is subject to Vista’s changes to the covered benefits that Vista elects to provide to its members and other terms and conditions. We must also comply with the terms of Vista’s policies and procedures, including Vista’s policies regarding referrals, approvals and utilization management and quality assessment.

     Our agreement with Vista runs through June 30, 2008 (unless earlier terminated in accordance with its terms). Vista may terminate the agreement with us for cause upon 30 days’ written notice if, among other things, we (i) fail to maintain certain reserve funding levels, (ii) fail to provide covered medical services in accordance with the standard of quality established by the medical community or Vista, (iii) are disqualified from participation in the Medicare program, or (iv) material breach the Vista agreement; provided however, that we are afforded an opportunity to cure such breach. Vista may also immediately terminate its agreement with us upon Vista’s determination that the health, safety or welfare of any member may be in jeopardy if the agreement is not terminated.

Wellcare

     Effective September 1, 2004, we entered into a Physician Provider Agreement with Wellcare under which we provide or arrange for the provision of covered medical services to each Wellcare member who selects one of our physicians as his or her primary care physician. To date we have not received meaningful revenue under our agreement with Wellcare.

     Under our agreements with Humana, Vista and Wellcare, there exist circumstances under which we could be obligated to continue to provide medical services to patients in our care following a termination of the applicable agreement. In certain cases, this obligation could require us to provide care to patients following the bankruptcy or insolvency of our HMO affiliate. Accordingly, our obligations to provide medical services to our patients (and the associated costs we incur) may not terminate at the time that our agreement with the HMO terminates, and we may not be able to recover our cost of providing those services from the HMO.

Compliance Program

     We have implemented a compliance program to provide ongoing monitoring and reporting to detect and correct potential regulatory compliance problems. The program establishes compliance standards and procedures for employees and agents. The program includes, among other things: written policies, including our Code of Conduct and Ethics; in-service training for each employee on topics such as insider trading, anti-kickback laws, Federal False Claims Act and Anti-Self Referral Act; and a “hot line” for employees to anonymously report violations.

Competition

     The health care industry is highly competitive. We compete for patients with many other health care providers, including local physicians and practice groups as well as local, regional and national networks of physicians and health care companies. We believe that competition for patients is generally based upon the reputation of the physician treating the patient, the physician’s expertise, the physician’s demeanor and manner of engagement with the patient, and the HMOs that the physician is affiliated with.

We also compete with other local, regional and national networks of physicians and health care companies for the services of physicians and for HMO affiliations. Some of our competitors have greater resources than we do, and we may not be able to continue to compete effectively in this industry. Further, additional competitors may enter our markets, and this increased competition may have an adverse effect on our revenues.

Government Regulation

     General. Our business is regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than shareholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with our members, other providers and the public. We are subject, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. We believe we are in material compliance with all government regulations applicable to our business, however, many of the regulatory requirements to which we are subject contain narrow safe harbor provisions and, in some cares, are subject to limited case law interpretations. Accordingly, there can be no assurances that we will not be alleged to have violated any of the applicable government regulations to which we are subject.

     A summary of the material aspects of the government regulations to which we are subject are set forth below. However, there can be no assurance that any such laws will not change or ultimately be interpreted in a manner inconsistent with our practices, and an adverse interpretation could have a material adverse effect on our results of operations, financial condition or cash flows.

     Present and Prospective Federal and State Reimbursement Regulation. Our operations are affected on a day-to-day basis by numerous legislative, regulatory and industry-imposed operational and financial requirements, which are administered by a variety of federal and state governmental agencies as well as by self-regulatory associations and commercial medical insurance reimbursement programs. We have filed for all our physicians the necessary reassignments of billing rights applications with Medicare.

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

     State Fraud and Abuse Regulations. Various states also have anti-kickback laws applicable to licensed healthcare professionals and other providers and, in some instances, applicable to any person engaged in the proscribed conduct. For example, Florida enacted “The Patient Brokering Act” which imposes criminal penalties, including jail terms and fines, for receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engage in any split-fee arrangement, in any form whatsoever, to induce the referral of patients or patronage from a healthcare provider or healthcare facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician.

     Restrictions on Physician Referrals. Federal regulations under the Social Security Act that restrict physician referrals to health care entities with which they have financial relationships (commonly referred to as the “Stark Law”) prohibit certain patient referrals by physicians. Specifically, the Stark Law prohibits a physician, or an immediate family member, who has a financial relationship with a health care entity, from referring Medicare or Medicaid patients with limited exceptions, to that entity for the following “designated health services”: clinical laboratory services, physical therapy services, occupational therapy services, radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services, durable medical equipment and supplies, radiation therapy services and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, a health care entity. The Stark Law also prohibits a health care entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient as a result of the prohibited referral. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from participation in the Medicare and Medicaid programs.

     Privacy Laws. The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). Final regulations with respect to the privacy of certain individually identifiable health information (the “Protected Health Information”) became effective in April 2003 (the “Privacy Rule”). The Privacy Rule specifies authorized or required uses and disclosures of the Protected Health Information, as well as the rights patients have with respect to their health information. In addition, in October 2002, regulations under HIPAA became effective with respect to the transmission of protected health information (“Transactions and Code Sets” regulations). The Transactions and Code Sets regulations establish uniform standards relating to data reporting, formatting, and coding that certain health care providers must use when conducting certain transactions involving health information.

     The Department of Health and Human Services issued final Regulations under HIPAA in February 2003 setting standards for the security of electronic health information (“Security Standards”). We are required to satisfy the Security Standards by April 21, 2005, and are currently actively working to meet that deadline.

     Corporate Practice of Medicine Doctrine. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. Currently, we only operate in Florida, which does not have a corporate practice of medicine doctrine with respect to the types of physicians employed with us.

     Clinic Licensure. The State of Florida Agency for Health Care Administration requires us to license each of our medical centers individually as health care clinics. Each medical center completed its application for licensure by the March 1, 2004 deadline and has posted the license as required in each center. Each medical center must renew its health care clinic licensure bi-annually.

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

     Occupational Safety and Health Administration (“OSHA”). In addition to OSHA regulations applicable to businesses generally, we must comply with, among other things, the OSHA directives on occupational exposure to blood borne pathogens, the federal Needlestick Safety and Prevention Act, OSHA injury and illness recording and reporting requirements, federal regulations relating to proper handling of laboratory specimens, spill procedures and hazardous waste disposal, and patient transport safety requirements. We conduct annual compliance training and annual on-site internal inspection, audits and evaluations with regard to these matters.

     Medicare Marketing Restrictions As a health care provider, we are subject to federal marketing rules and regulations that limit, among other things, offering any gift or other inducement to Medicare beneficiaries to encourage them to come to us for their health care. We have implemented policies and procedures in our marketing department to prevent any breach of applicable marketing restrictions.

     Sanctioned Parties. The Balanced Budget Act of 1997 (“BBA”) includes provisions that allow for the temporary or permanent exclusion from participation in Medicare or any state health care program of any individual or entity who or which has been convicted of a health care related crime as well as specified. The BBA also provides for fines against any person that arranges or contracts with an excluded person for the provision of items or services. We currently do not employ or contract with any debarred individual or entity. We conduct background checks for all employees, including checking the sanctions and exclusions lists maintained by the Office of the Inspector General and the General Services Administration and perform sanctions and exclusions checks on all independent contractors that we retain, including staffing agencies.

     Healthcare Reform. The federal government from time to time explores ways to reduce medical care cost through Medicare reform and through healthcare reform, generally. Any changes that would limit, reduce or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.

Employees

     At June 30, 2004, we employed or contracted with approximately 248 individuals of whom approximately 31 are physicians in our medical centers.

Insurance

     We rely on insurance to protect us from many business risks, including “stop-loss” insurance. In most cases, as is the trend in the health care industry, as insurance policies expire, we may be required to procure policies with narrower coverage, more exclusions and higher premiums. In some cases, coverage may not be available at any price. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations.

Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov. In addition, you can inspect the reports, proxy statements and other information we file at the offices of the American Stock Exchange, Inc., 86 Trinity Place, New York, New York 10006.

     Our website address is www.continucare.com. We make available free of charge on or through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC.

ITEM 2. PROPERTIES

     We lease approximately 10,000 square feet of space for our corporate offices in Miami, Florida under a lease expiring in September 2004 with average annual base lease payments of approximately $200,000. In October 2004, we will relocate our corporate offices to a new facility. We will lease approximately 9,800 square feet of space in Miami, Florida under a lease expiring in December 2009 with average annual base lease payments of approximately $161,000.

     Of the 15 medical centers that we operated as of June 30, 2004, five are leased from independent landlords and the other 10 clinics are leased from Humana. The leases with Humana are tied to our managed care arrangement. We are negotiating a multiple year lease for one medical center that we currently lease from an independent landlord on a month-to-month basis. However, until a multiple year lease is executed with the landlord, that lease arrangement can be cancelled at the option of the landlord, without cause, in a manner that complies with local tenancy laws.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL CORPORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed on January 24, 2002 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleges vicarious liability for medical malpractice and seeks damages in excess of $15,000. The stay on the case has recently been lifted. We intend to defend ourselves against this case vigorously, but its outcome cannot be predicted. Our ultimate liability, if any, with respect to the lawsuit is presently not determinable.

     In addition, on August 17, 2004, we received a Notice of Intent to Initiate Litigation for Medical Negligence from Carol Katz, as personal representative of the estate of Charles K. Katz. Under Florida law, plaintiffs in medical malpractice actions are required to provide such a notice at least ninety days prior to commencing litigation. The plaintiff’s notice alleges negligence in the treatment of Mr. Katz that resulted in his death. The plaintiff’s notice does not allege any specific damages. We intend to investigate this claim and defend it vigorously, but the outcome of this matter, and our ultimate liability, if any, are not presently determinable.

     We are also involved in other legal proceedings incidental to our business that arise from time to time out of the ordinary course of business – including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. We have recorded an accrual for medical malpractice claims, which includes amounts for insurance deductibles and projected exposure, based on our estimate of the ultimate outcome of such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders held on August 24, 2004, our shareholders voted to re-elect each of the Directors named and to approve an amendment to our Amended and Restated 2000 Stock Option Plan to increase the shares available for grant under that plan from 4,000,000 to 7,000,000. The number of votes cast for, against or withheld, with respect to each of the nominees, were as follows:

Nominee	For	Against	Withheld
Richard C. Pfenniger, Jr.	42,840,953	0	13,435
Patrick M. Healy	42,841,288	0	13,100
Robert J. Cresci	42,834,453	0	19,935
Phillip Frost, M.D.	42,840,288	0	14,100
Neil Flanzraich	42,840,953	0	13,435
Jack Nudel, M.D.	42,834,453	0	19,935
A. Marvin Strait	42,833,788	0	20,600

     There were no other nominees for director.

     The number of votes cast for, against, abstain or broker unvoted with respect to the amendment of our Amended and Restated 2000 Stock Option plan were as follows:

For	Against	Abstain	Broker Unvoted
29,643,403	189,736	15,065	13,006,184

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “CNU”. The following table sets forth the high and low sale prices of our common stock as reported by the composite tape of AMEX for each of the quarters indicated.

	HIGH	LOW
Fiscal Year 2004:
Quarter Ended 9/30/03	$0.82	$0.39
Quarter Ended 12/31/03	1.95	0.66
Quarter Ended 3/31/04	3.18	1.30
Quarter Ended 6/30/04	3.00	1.59
Fiscal Year 2003:
Quarter Ended 9/30/02	$0.25	$0.11
Quarter Ended 12/31/02	0.16	0.10
Quarter Ended 3/31/03	0.36	0.11
Quarter Ended 6/30/03	0.75	0.30

     As of the close of business on September 13, 2004, there were approximately 141 record holders of our common stock. We have not paid dividends on our common stock and do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of June 30, 2004, with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance
Plans approved by stockholders	3,295,000	$1.324	2,694,000
Plans not approved by stockholders	—	—	—

	3,295,000		2,694,000

Issuance of Securities

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

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is our selected historical consolidated financial data as of and for the fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000 that has been derived from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended June 30,
	2004	2003 (1)	2002 (1)	2001 (1)	2000(1)
Revenue:
Medical services revenue, net	$101,758,761	$97,164,834	$90,828,930	$85,824,012	$82,886,768
Management fee revenue	677,927	—	—	—	—
Other income	22,829	—	150,000	—	—

Total revenue	102,459,517	97,164,834	90,978,930	85,824,012	82,886,768

Operating expenses:
Medical services:
Medical claims	76,333,580	74,046,265	69,340,067	68,620,251	58,230,323
Other direct costs	11,665,894	10,696,997	10,395,210	10,610,660	10,731,095

Total medical services	87,999,474	84,743,262	79,735,277	79,230,911	68,961,418
Administrative payroll and employee benefits	3,822,949	3,681,446	2,689,562	3,137,722	3,373,521
General and administrative	5,821,871	6,252,347	6,446,444	8,118,992	8,779,783
Gain on extinguishment of debt	(850,000)	—	—	(3,503,188)	(13,247,907)

Total operating expenses	96,794,294	94,677,055	88,871,283	86,984,437	67,866,815

Income (loss) from operations	5,665,223	2,487,779	2,107,647	(1,160,425)	15,019,953
Other income (expense):
Interest income	4,793	6,568	36,124	32,342	42,900
Interest expense-convertible subordinated notes	(1,006,082)	(5,740)	—	—	(2,054,710)
Interest expense-other	—	(950,587)	(1,567,479)	(1,624,116)	(1,179,312)
Medicare settlement related to terminated operations	2,218,278	—	(2,440,971)	—	—
Other	—	—	—	—	383,623

Income (loss) from continuing operations	6,882,212	1,538,020	(1,864,679)	(2,752,199)	12,212,454
Income (loss) from discontinued operations:
Home health operations	(1,666,934)	(1,830,118)	(1,295,310)	(541,251)	(169,454)
Terminated IPAs	73,091	350,696	(486,399)	(1,482,657)	(978,884)
Contractual revision of previously recorded medical claims and other liabilities from discontinued operations	—	—	—	4,638,205	3,053,853

Total income (loss) from discontinued operations	(1,593,843)	(1,479,422)	(1,781,709)	2,614,297	1,905,515

Net income (loss)	$5,288,369	$58,598	$(3,646,388)	$(137,902)	$14,117,969

Basic net income (loss) per common share:
Income from continuing operations	$.16	$.04	$(.05)	$(.08)	$.56
Loss from discontinued operations	(.04)	(.04)	(.04)	.08	.09

Net income (loss) per common share	.12	$—	$(.09)	—	$.65

Diluted net income (loss) per common share:
Income from continuing operations	$.14	$.04	$(.05)	$(.08)	$.56
Loss from discontinued operations	(.03)	(.04)	(.04)	.08	.09

Net income (loss) per common share	$.11	$—	$(.09)	$—	$.65

Cash dividends declared	$—	$—	$—	$—	$—

CONSOLIDATED BALANCE SHEET DATA:

	As of June 30,
	2004	2003 (1)	2002 (1)	2001 (1)	2000(1)
Total assets	$22,543,596	$20,999,976	$21,546,985	$22,343,279	$27,545,180
Long-term obligations, including current portion	$337,186	$9,597,063	$13,877,505	$11,806,623	$17,769,246

(1) These amounts have been adjusted to reflect the termination of certain lines of business, discussed in Note 3 in the accompanying Consolidated Financial Statements, as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a mixed model provider of primary care physician services. Through our network of 15 medical centers and 31 IPAs located in Miami-Dade, Broward and Hillsborough Counties, Florida, we were responsible for providing primary care medical services or overseeing the provision of primary care services by affiliated physicians to approximately 15,700 patients on a full risk basis and approximately 13,000 patients on a limited or non-risk basis as of June 30, 2004. In Fiscal 2004, approximately 93% of our revenue was generated by providing services to Medicare-eligible members under full risk agreements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources. Prior to their disposition in January and February 2004, we provided home health care services to recovering, disabled, chronically ill and terminally ill patients in their homes.

     In an effort to streamline and stem operating losses, effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our IPAs, which consisted of 29 physicians at the time of termination. Additionally, in December 2003, we implemented a plan to dispose of our home health operations. The home health disposition occurred in three separate transactions and was concluded on February 7, 2004. As a result of these transactions, the operations of the terminated IPAs and our home health operations are shown as discontinued operations.

     In addition to terminating and disposing of unprofitable operations, we focused our attention on strengthening our financial position. During the third and fourth quarters of Fiscal 2004, we obtained an extension of the maturity date for our Credit Facility until March 31, 2005, caused the conversion of all of the outstanding principal balance of our convertible subordinated notes payable into 3.9 million shares of our common stock and sold 2.3 million shares of our common stock to twelve accredited investors in a private transaction. The proceeds from the sale of shares of common stock were used to retire approximately $1.4 million of long-term debt, reduce the balance outstanding under the Credit Facility by approximately $1.7 million and for general corporate purposes. In connection with the transaction, Frost Nevada Investments Trust (“Frost Nevada”), an entity controlled by Dr. Phillip Frost, a director and beneficial owner of approximately 44% of our outstanding common stock as of September 13, 2004, converted a convertible promissory note having an outstanding principal balance and unpaid accrued interest of approximately $0.9 million into 819,333 shares of common stock in accordance with the terms of that note.

     As a result of these efforts and an increase in profitability in Fiscal 2004, working capital increased to $0.2 million as of June 30, 2004, from a working capital deficiency of $5.2 million as of June 30, 2003, and long-term debt decreased to $0.3 million as of June 30, 2004, from $9.6 million as of June 30, 2003.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain of the amounts recorded on our financial statements could change materially under different, yet still reasonable, estimates and assumptions. We base our estimates and assumptions on historical experience, knowledge of current events and anticipated future events, and we continuously evaluate and update our estimates and assumptions. However, our estimates and assumptions may ultimately prove to be incorrect or incomplete and our actual results may differ materially. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition

     Revenue is recorded in the period services are rendered as determined by the respective contract. Under our full risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician and we assume responsibility for the cost of all medical services, even those we do not provide directly. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2004, because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

     Under our limited risk and no-risk contracts with HMOs, we receive a management fee based on the number of patients for which we are providing services on a monthly basis. The management fee is recorded as revenue in the period in which services are provided as determined by the respective contract.

     Medical Claims Expense Recognition

     The cost of health care services provided or contracted for is accrued in the period in which the services are provided and includes an estimate of the related liability for medical claims incurred but not yet reported, or IBNR. Estimating IBNR involves a significant amount of judgment and represents a material portion of our medical claims liability which is presented in the balance sheet net of amounts due from HMOs. Changes in this estimate can materially effect, either favorably or unfavorably, our results from operations and overall financial position.

     We develop our estimate of IBNR primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low inpatient utilization and if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense recorded in prior months to actual claims expense as claims are paid by the HMO and reported to us.

     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of June 30, 2004 was between approximately $10.9 million and $11.8 million. As of June 30, 2004, we had recorded a liability of approximately $11.4 million for IBNR based on our monthly calculation process. As the amount recorded was within the actuarial range, no further analysis was performed.

     Consideration of Impairment Related to Goodwill and Other Intangible Assets

     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 73% of our total assets at June 30, 2004. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

     Because we operate in a single segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida, management has determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current carrying value of the total net assets, including goodwill and intangible assets. We completed our annual impairment test on May 1, 2004, and determined that no impairment existed. Accordingly, no impairment charges were required at June 30, 2004. Should we determine that an indicator of impairment has occurred, such as those noted above, we would be required to perform an additional impairment test. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period.

Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The following tables set forth, for the periods indicated, selected operating data as a percentage of total revenue.

	Year ended June 30,
	2004	2003	2002
Revenue:
Medical services revenue, net	99.3%	100.0%	99.8%
Management fee revenue	0.7	—	—
Other income	—	—	0.2

Total revenue	100.0	100.0	100.0

Operating expenses:
Medical services:
Medical claims	74.5	76.2	76.2
Other direct costs	11.4	11.0	11.4

Total medical services	85.9	87.2	87.6
Administrative payroll and employee benefits	3.7	3.8	3.0
General and administrative	5.7	6.4	7.1
Gain on extinguishment of debt	(0.8)	—	—

Total operating expenses	94.5	97.4	97.7

Income from operations	5.5	2.6	2.3
Other income (expense):
Interest expense	(1.0)	(1.0)	(1.7)
Medicare settlement related to terminated operations	2.2	—	(2.7)

Income (loss) from continuing operations	6.7	1.6	(2.1)
Income (loss) from discontinued operations:
Home health operations	(1.6)	(1.9)	(1.4)
Terminated IPAs	0.1	0.4	(0.5)

Total loss from discontinued operations	(1.5)	(1.5)	(1.9)

Net income (loss)	5.2%	0.1%	(4.0)%

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2004, TO FISCAL YEAR ENDED JUNE 30, 2003

Revenue from Continuing Operations

     Medical services revenue increased by $4.6 million, or 4.7%, to $101.8 million for Fiscal 2004 from $97.2 million for Fiscal 2003. The most significant component of our medical services revenue is the revenue we generated from Medicare patients under full risk contracts. In Fiscal 2004, approximately 93% of our medical service revenue was generated by Medicare eligible patients under full risk contracts. Revenue generated by our Medicare full risk contracts increased approximately 8.8% on a per patient per month basis which was partially offset by a decrease of approximately 2.2% in Medicare patients months. The increase in Medicare revenue is primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. As of June 30, 2004, patients under full risk contracts decreased to approximately 15,700 from approximately 16,700 as of June 30, 2003, while patients under limited or non-risk contracts increased to approximately 13,000 as of June 30, 2004, from approximately 7,100 as of June 30, 2003.

     Management fee revenue of $0.7 million during Fiscal 2004 related to revenue generated under our limited risk and non-risk contracts with HMOs. The management fee revenue primarily relates to the Humana PGP Agreement that we executed in April 2003. No revenue was generated under such agreements during Fiscal 2003.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for 75% and 73% of our medical services revenue for Fiscal 2004 and 2003, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 25% and 23% of our medical services revenue for Fiscal 2004 and 2003, respectively.

Expenses from Continuing Operations

     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients. Medical claims expense includes the costs of medical services provided to our patients by providers other than us but for which we are financially responsible under the terms of our full risk contracts with HMOs. Other direct costs include the salaries, taxes and benefits of our health professionals providing primary care services, medical malpractice insurance costs, capitation payments to our IPA physicians and other costs related to the provision of medical services to our patients.

     Medical services expenses for Fiscal 2004 increased by $3.3 million, or 3.8%, to $88.0 million from $84.7 million for Fiscal 2003. As a percentage of total revenue, medical services expenses decreased to 85.9% for Fiscal 2004 as compared to 87.2% for Fiscal 2003. The increase in medical services expenses was primarily due to an increase in medical claims expense of $2.3 million, or 3.1%, to $76.3 million for Fiscal 2004 from $74.0 million for Fiscal 2003. The increase in medical claims expense was primarily due to higher stop-loss insurance costs and an increase in utilization of health care services. However, the increase in medical services revenue attributable to the higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment more than offset the increase in claims expense for Fiscal 2004. As a result, notwithstanding the increase in our medical claims expense, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 75.0% in Fiscal 2004 from 76.2% in Fiscal 2003. In response to the Medicare Modernization Act, certain benefits offered to Medicare patients were enhanced by the HMOs. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

     Other direct costs increased by $1.0 million, or 9.1%, to $11.7 million for Fiscal 2004 from $10.7 million for Fiscal 2003. As a percentage of total revenue, other direct costs increased to 11.4% for Fiscal 2004 from 11.0% for Fiscal 2003. The increase in other direct costs was primarily due to an increase in payroll expense for physicians and medical support personnel at our medical centers and an increase in medical malpractice insurance costs.

     Administrative payroll and employee benefits for Fiscal 2004 and 2003 remained relatively constant at $3.8 million and $3.7 million, respectively, or 3.7% and 3.8%, respectively, of total revenue.

     General and administrative expenses decreased by $0.4 million, or 6.9%, to $5.8 million for Fiscal 2004 from $6.2 million for Fiscal 2003. As a percentage of total revenue, general and administrative expenses decreased to 5.7% for Fiscal 2004 as compared to 6.4% for Fiscal 2003. The decrease in general and administrative expenses was primarily due to the settlement of two lawsuits in Fiscal 2004 resulting in a reduction in the accrual for legal claims of $0.8 million, which was partially offset by separation costs of $0.3 million incurred in Fiscal 2004 in connection with the resignation of our former president.

     The $0.9 million gain on extinguishment of debt recognized during Fiscal 2004 related to the $3.9 million contract modification note with Humana that was cancelled in April 2003. Simultaneously with the note cancellation, we executed the Humana PGP Agreement and assumed management responsibilities on a non-risk basis for certain of Humana’s members. The Humana PGP Agreement expires in April 2005 and contained a provision for liquidated damages in the amount of $4.0 million, which can be asserted by Humana under certain circumstances. Because there were contingent circumstances under which any future payments of liquidated damages to Humana could equal the amount of debt forgiven, the $3.9 million gain that we otherwise would have recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003, was deferred. To the extent that Humana reduces the maximum amount of liquidated damages, we will recognize a portion of the deferred gain in a manner consistent with the reduction in the maximum amount of liquidated damages. In May 2004, Humana notified us that the maximum amount of liquidated damages had been reduced to $3.0 million. Accordingly, we recognized $0.9 million of the deferred gain on extinguishment of debt during Fiscal 2004. No similar transaction occurred during Fiscal 2003.

Income from Operations

     Income from operations for Fiscal 2004 increased by $3.2 million to $5.7 million, or 5.5% of total revenue, from $2.5 million, or 2.6% of total revenue, for Fiscal 2003.

Medicare Settlement Related to Terminated Operations

     During Fiscal 2004, we recorded other income of $2.2 million relating to the settlement of an alleged Medicare obligation. The alleged obligation related to rehabilitation clinics that were previously operated by one of our former subsidiaries and were sold in 1999. CMS had alleged that Medicare overpayments were made relating to services rendered by these clinics and other related clinics during a period in which the clinics were operated by entities other than us. In an effort to resolve the matter with CMS and avoid aggressive collection efforts that could have disrupted our business, in 2002 we entered into a memorandum of understanding under which we began making payments to resolve the alleged liability while retaining the right to dispute the alleged overpayments. We requested that CMS reconsider the alleged liability, and in October 2003 we were notified that the liability had been reduced from the originally asserted amount of $2.4 million to $0.2 million.

Loss from Discontinued Operations-Home Health Operations

     Our home health operations contributed $3.1 million and $4.2 million in revenue and generated an operating loss of $1.7 million (which included charges in connection with the disposition of $0.5 million) and $1.8 million during Fiscal 2004 and 2003, respectively.

Income from Discontinued Operations-Terminated IPAs

     The IPAs we terminated effective January 1, 2003 contributed $4.5 million in medical services revenue and generated operating income of $351,000 during Fiscal 2003. The terminated IPAs did not contribute any revenue but generated operating income of $73,000 during Fiscal 2004. Income generated by the terminated IPAs during Fiscal 2004 resulted from a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003.

Taxes

     No provision for income taxes was recorded in Fiscal 2004 and 2003 due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. As of June 30, 2004, we determined that a valuation allowance for deferred tax assets of $9.9 million was necessary resulting in a decrease in the valuation allowance of $1.9 million in Fiscal 2004. The valuation allowance reduction was due to the utilization of deferred tax assets during Fiscal 2004 to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for Fiscal 2004 increased by $5.2 million to $5.3 million from $0.1 million for Fiscal 2003.

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2003 TO FISCAL YEAR ENDED JUNE 30, 2002

Revenue from Continuing Operations

     Medical services revenue increased 7.0% to $97.2 million for Fiscal 2003 from $91.0 million for Fiscal 2002. The increase was primarily the result of increases in the number of Medicare patients from whom we received percentage of premium revenue and increases in the premium revenue per patient. Additionally, in September 2003, we were notified by our Medicare Fiscal Intermediary that they had completed the reopening of a 1997 RMS cost report which resulted in an alleged liability of approximately $402,000 being reduced to approximately $40,000. As a result, in the fourth quarter of Fiscal 2003 we recorded an adjustment of approximately $362,000 as a Medicare cost report settlement, which was included in net medical services revenue. (See Note 6 of our Consolidated Financial Statements.)

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for 73% and 74% of our medical services revenue during Fiscal 2003 and Fiscal 2002, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 23% and 21% of our medical services revenue for Fiscal 2003 and Fiscal 2002, respectively.

     Other income of $150,000 during Fiscal 2002 related to a settlement payment received from a vendor regarding a dispute which arose during the year. No settlement payments were received in Fiscal 2003.

Expenses from Continuing Operations

     Medical services expenses for Fiscal 2003 were $84.7 million, or 87.2% of total revenue, compared to $79.7 million, or 87.6% of total revenue, for Fiscal 2002.

     Medical claims expense was $74.0 million and $69.3 million for Fiscal 2003 and Fiscal 2002, respectively, or 76.2% of total revenue for both years. For Fiscal 2003 and 2002, respectively, our claims loss ratio was 76.2% and 76.3%.

     Other direct costs remained relatively constant at $10.7 million and $10.4 million for Fiscal 2003 and Fiscal 2002, respectively, or 11.0% and 11.4% of total revenue.

     Administrative payroll and employee benefits expense was $3.7 million, or 3.8% of total revenue, for Fiscal 2003 compared to $2.7 million, or 3.0% of total revenue, for Fiscal 2002. The increase was primarily due to annual salary increases and bonuses, an increase in administrative staff and an increase in compensation expense to our Board of Directors.

     General and administrative expenses for Fiscal 2003 remained relatively constant at $6.3 million, or 6.4% of total revenue, compared to $6.4 million, or 7.1% of total revenue, for Fiscal 2002.

Income from Operations

     Income from operations for Fiscal 2003 was $2.5 million, or 2.6% of total revenue, compared to $2.1 million, or 2.3% of total revenue, for Fiscal 2002.

Interest Expense

     Interest expense for Fiscal 2003 was $1.0 million, or 1.0% of total revenue, compared to $1.6 million or 1.7% of total revenue for Fiscal 2002. The decrease in interest expense primarily related to a reduction in the amortization of deferred financing costs which was $0.6 million in Fiscal 2003 as compared to $1.3 million in Fiscal 2002.

Medicare Settlement Related to Terminated Operations

     During Fiscal 2002, we recorded a provision of $2.4 million relating to alleged Medicare overpayments received by rehabilitation clinics that were later reduced as described above. (See Note 6 of our Consolidated Financial Statements.)

Loss from Discontinued Operations – Home Health Operations

     Our home health operations contributed $4.2 million and $4.5 million in revenue and generated an operating loss of $1.8 million and $1.3 million during Fiscal 2003 and 2002, respectively.

Income (loss) from Discontinued Operations – Terminated IPAs

     The IPAs we terminated effective January 1, 2003 contributed $4.5 million and $10.2 million in revenue and generated income of $351,000 and a loss of $486,000 for Fiscal 2003 and Fiscal 2002, respectively.

Taxes

     No provision or benefit for income taxes was recorded in Fiscal 2003 and 2002. As of June 30, 2003, we determined that our tax assets could not be recognized as it is more likely than not that they will not be realized. As of June 30, 2003, we determined that a valuation allowance of $11.9 million was necessary resulting in a decrease in the valuation allowance of $0.2 million in Fiscal 2003.

The valuation allowance reduction was due to the utilization of deferred tax assets during Fiscal 2004 to offset income tax liabilities that were generated from current operations.

Net Income (Loss)

     Net income for Fiscal 2003 was $59,000 compared to a net loss of $3.6 million for Fiscal 2002.

Liquidity and Capital Resources

     At June 30, 2004, working capital was $0.2 million, an increase of $5.4 million from a working capital deficit of $5.2 million at June 30, 2003. The increase in working capital for Fiscal 2004 was primarily due to an increase in net income of $5.2 million. Cash and cash equivalents were $0.7 million at June 30, 2004, compared to $0.2 million at June 30, 2003.

     Net cash of $2.3 million was provided by operating activities from continuing operations during Fiscal 2004 compared to $3.1 million in Fiscal 2003 and $1.6 million in Fiscal 2002. The decrease of $0.8 million in cash provided by operating activities during Fiscal 2004 was primarily due to an increase of $2.3 million in amounts due from HMOs, a decrease in accounts payable and accrued expenses of $0.9 million, income recognized of $2.2 million in connection with the Medicare settlement related to terminated operations, and a gain of $0.9 million on the early extinguishment of debt, which taken together, more than offset our $5.3 million increase in income from continuing operations. The increase of $1.5 million in cash provided by operating activities from continuing operations during Fiscal 2003 was primarily due to an increase in income from continuing operations of $3.4 million, a decrease of $1.5 million in amounts due from HMOs, a decrease of $0.5 million in other receivables, a decrease of $1.2 million in depreciation and amortization expense, and a decrease of $3.3 million in amounts due to Medicare.

     In April 2003, we executed the Humana PGP Agreement, as described above, under which we assumed certain management responsibilities on a non-risk basis for certain of Humana’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties. Revenue from this contract consists of a monthly management fee intended to cover our costs for providing these services. Simultaneously with the execution of the Humana PGP Agreement, we restructured the terms of a $3.9 million contract modification note with Humana.

     In November 2003 and again in May 2004, we were notified that Humana had reduced the maximum amount of liquidated damages to $3.5 million and $3.0 million, respectively. Accordingly, we recognized $0.4 million and $0.5 million, respectively, of the deferred gain on extinguishment of debt in the second and fourth quarters of Fiscal 2004.

     Effective January 1, 2003, we terminated all of our IPA relationships associated with one HMO and in December 2003, we implemented a plan to dispose of our home health operations as described above. As a result, the operations of the terminated IPAs and home health operations are shown as discontinued operations. The terminated IPAs contributed $0.0 million and $4.5 million of medical services revenue and generated income of $73,000 and $0.4 million of income in Fiscal 2004 and 2003, respectively. The home health operations contributed $3.1 million and $4.2 million in revenue and generated losses of $1.7 million (which includes charges in connection with the disposition of $0.5 million) and $1.8 million during Fiscal 2004 and 2003, respectively.

     In Fiscal 2004, our claims loss ratio improved due in part to an increase in revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment. Effective March 1, 2004, certain benefits offered to Medicare members were enhanced by the HMOs for whom we treat patients in response to the Medicare Modernization Act. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods, however, we cannot predict what future impact, if any, these developments may have on our results of operations or cash flows from operations.

     Net cash of $0.1 million was used for investing activities from continuing operations in Fiscal 2004 compared to $0.1 million in Fiscal 2003 and $0.2 million in Fiscal 2002. Net cash used for investing activities primarily related to the purchase of equipment.

     Net cash of $0.6 million was used in financing activities from continuing operations compared to net cash used of $1.1 million in Fiscal 2003 and net cash provided by financing activities of $0.1 million in Fiscal 2002. The decrease in cash used in financing activities of $0.5 million in Fiscal 2004 was primarily due to an increase in proceeds of $3.5 million from the issuance of stock and $0.4 million from the exercise of stock options that were partially offset by an increase of $1.1 million in repayments to Medicare and an increase of $2.3 million in payments of the Credit Facility. The increase of $1.2 million in cash used in financing activities from continuing operations in Fiscal 2003 was primarily due to a decrease of $1.8 million in borrowings under the Credit

Facility.

     Effective March 30, 2004, we obtained an extension of the maturity date for our Credit Facility until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Frost. In order to obtain the extension of the maturity date, Dr. Frost was required to renew his personal guarantee. In consideration of Dr. Frost’s renewal of his personal guarantee, we issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The terms and conditions of the Credit Facility remain substantially unchanged, except for the removal of a financial covenant that previously required us to maintain a minimum fixed charge coverage ratio. At June 30, 2004, we had no amounts outstanding under this Credit Facility.

     On April 12, 2004, we called our convertible subordinated notes payable (the “Notes”) for redemption in accordance with their terms, subject to the Noteholders’ right to convert the Notes prior to the redemption date into shares. The outstanding principal balance of our Notes was approximately $3.9 million as of March 31, 2004. On May 12, 2004 all Noteholders converted the Notes in accordance with these terms and received 3,922,538 shares of common stock representing the conversion and cancellation of the entire outstanding principal balance of the Notes and the unpaid accrued interest through the conversion date.

     On April 22, 2004, we sold 2,333,333 shares of our common stock for $3.5 million to twelve accredited investors in a private transaction. The proceeds were used to retire approximately $1.4 million of long-term debt bearing interest at rates ranging from 12.625% to 13.875%, to reduce the balance outstanding under the Credit Facility by approximately $1.7 million and for general corporate purposes. In connection with the transaction, Frost Nevada converted a convertible promissory note having an outstanding principal balance and unpaid accrued interest of approximately $0.9 million into 819,313 shares of common stock in accordance with the terms of that note.

     As a result of the transactions that occurred in Fiscal 2004, our long-term debt obligations were reduced to $0.3 million as of June 30, 2004. We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, and our Credit Facility.

     In October 2003, Mr. Angel resigned as the our President and Chief Executive Officer. In accordance with the terms of his severance agreement, he will receive $250,000, payable through September 2004 in accordance with the Company’s normal payroll practices in addition to certain amounts that were paid at the time of his resignation. We also paid Mr. Angel a lump-sum cash severance payment of $17,500 and repurchased 800,000 stock options held by him for $68,000. These two amounts were paid on Mr. Angel’s severance date.

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements as of June 30, 2004, and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Contractual Obligations

     The following is a summary of our long-term debt, capital lease obligations, and contractual obligations as of June 30, 2004:

	Payment due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years
Long-Term Debt Obligations	$29,077	$—	$29,077	$—
Related Party Notes Payable, including capitalized interest (1)	125,769	8,052	117,717	—
Capital Lease Obligations (2)	216,201	96,584	115,198	4,419
Operating Lease Obligations (2)	5,466,404	1,834,708	2,321,498	1,310,198

Total	$5,837,451	$1,939,344	$2,583,490	$1,314,617

(1)	The payments shown above for our Related Party Notes Payable include interest that was capitalized in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” See Note 9 to our Consolidated Financial Statements.

(2)	The payments shown above for Capital Lease Obligations and Operating Lease Obligations reflect all payments due under the terms of the respective leases. See Note 4 to our Consolidated Financial Statements to reconcile the payments shown above to the capital lease obligation recorded in our Consolidated Balance Sheet.

     Other factors that could affect our liquidity and cash flow are discussed elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITAlTIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2004, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, we had no amount outstanding under this facility at June 30, 2004. We have no risk associated with foreign currency exchange rates or commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and independent registered public accountant’s reports thereon appear beginning on page F-2. See index to such consolidated financial statements and reports on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. There were no changes in our internal controls or other factors during the fourth quarter of our fiscal year, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

     Provided with this Annual Report are certifications of our Chief Executive Officer and our Chief Financial Officer. We are required to provide those certifications by Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s implementing regulations. Item 9A of this Annual Report is the information concerning the evaluation referred to in those certifications, and you should read this information in conjunction with those certifications for a more complete understanding of the topics presented.

ITEM 9B. OTHER INFORMATION

     We did not file any reports on Form 8-K during our fourth quarter ended June 30, 2004. There is no further information to report at this time.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

     The executive officers and directors of Continucare are as follows:

Name	Age	Position
Richard C. Pfenniger, Jr.	49	Chairman of the Board, Chief Executive Officer, and President
Fernando L. Fernandez	43	Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary
Janet L. Holt	57	Controller and Assistant Secretary
Patrick M. Healy	46	Executive Vice President-Operations and Director
Luis H. Izquierdo	49	Senior Vice President-Marketing and Business Development
Robert J. Cresci	60	Director
Phillip Frost, M.D.	67	Director
Neil Flanzraich	60	Director
Jacob Nudel, M.D.	56	Director
A. Marvin Strait	70	Director

     Richard C. Pfenniger, Jr. has served as one of our directors since March 2002. In September 2002, Mr. Pfenniger was appointed Chairman of our Board of Directors. In October 2003, he was appointed as our Chief Executive Officer and President. Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. (proprietary postsecondary education) from 1997 through June 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Mr. Pfenniger currently serves as a director of IVAX Corporation (pharmaceuticals).

     Fernando L. Fernandez was appointed our Senior Vice President-Finance, Chief Financial Officer, Treasurer, and Secretary in June 2004. Mr. Fernandez, a certified public accountant, served as Senior Vice President-Finance, Chief Financial Officer, Treasurer, and Secretary of Whitman Education Group, Inc. from 1996 until 2003. Prior to and since his service at Whitman Education Group, Inc., Mr. Fernandez served as Chief Financial Officer of several private investment entities owned by Phillip Frost, M.D. Prior to 1991, Mr. Fernandez served as Audit Manager for PricewaterhouseCoopers LLP (formerly Coopers & Lybrand) in Miami.

     Janet L. Holt was appointed as our Controller in June 2004. She served as our Chief Financial Officer from January 2000 until June 2004. From July 1999 when she joined Continucare until her appointment as our Chief Financial Officer, Ms. Holt served as the Vice President of Finance — Managed Care Division. Ms. Holt served as an audit Senior Manager at Ernst & Young, LLP from November 1997 until joining Continucare. From June 1995 to November 1997, Ms. Holt served as the Internal Auditor for InPhyNet Medical Management, Inc., and she served as an audit manager with Deloitte & Touche, LLP from 1992 to June 1995.

     Patrick M. Healy has served as one of our directors since February 2000 and has served as our Executive Vice President – Operations since February 2004. He has served as President and Chief Administrative Officer and as a member of the Board of Directors for Mayo Health Plan, Inc. since its inception in June 1996 to December 2001. Mr. Healy served as President and Chief Administrative Officer and as a member of the Board of Directors for MHP Health and Life, Inc, and MHP Holding, Inc. from June 1998 to December 2001. Previously, Mr. Healy was President and Chief Executive Officer and member of the Board of Directors for Cleveland Clinic Florida Health Plan from its inception in 1992 through 1996. Mr. Healy also served as a Regional Director of Operations-Southeast Region and Executive Director Florida/Caribbean for The Travelers Insurance Company from 1990 through 1992.

     Luis H. Izquierdo was appointed as Continucare’s Senior Vice President – Marketing and Business Development in January 2004. Mr. Izquierdo served as Senior Vice President and as a member of the Board of Directors for Neighborhood Health Partnership from 2002 to 2004. Mr. Izquierdo was Senior Vice President of Marketing and Sales for Foundation Health, Florida from 1999 through 2001. From 1997 through 1999, Mr. Izquierdo served as Senior Vice President and Chief Marketing Officer for Oral Health Services. From 1995 to 1997, Mr. Izquierdo served as the Vice President, Corporate Marketing and Sales for Physicians Corporation of America, and from 1992 to 1995, he served as the Senior Vice President, Marketing and Sales for CAC-Ramsay Health Plans.

     Robert J. Cresci has served as one of our directors since February 2000. He has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc. (pharmaceuticals), Luminex Corporation (biotechnology), j2 Global Communications Inc. (telecommunications), SeraCare Life Sciences, Inc. (pharmaceuticals), and several private companies.

     Phillip Frost, M.D. has served as one of our directors since January 2004. Dr. Frost formerly served on our Board of Directors as Vice Chairman from September 1996 until April 2002. Dr. Frost has served as the Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation since 1987. He served as President of IVAX Corporation from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of IVAX Diagnostics, Inc. (diagnostic reagent kits). He is also a director of Northrop Grumman Corporation (aerospace) and Ladenburg Thalmann Financial Services, Inc. (securities brokerage). He is Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

     Neil Flanzraich has served as one of our directors since March 2002. Mr. Flanzraich has served as the Vice Chairman and President of IVAX Corporation since May 1998. Mr. Flanzraich served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliff, a law firm, from 1995 to 1998. From 1981 to 1994, Mr. Flanzraich served in various capacities at Syntex Corporation and as a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd, Mr. Flanzraich served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. Mr. Flanzraich was Chairman of the Board of Directors of North American Vaccine, Inc from 1989 to 2000. Mr. Flanzraich also currently serves on the boards of IVAX Corporation, IVAX Diagnostics, Inc. and Rae Systems, Inc. (gas detection and security monitoring systems).

     Jacob Nudel, M.D. has served as one of our directors since October 2002. As the founder of MEDWerks.com Corporation, Dr. Nudel has served as their Chief Executive Officer since 2000. From 1995 to 2000, Dr. Nudel served as Chief Executive Officer of Allied Health Group, Inc. From 1992 to 2000, Dr. Nudel also served as Chief Executive Officer of Florida Specialty Network, Inc.

     A. Marvin Strait has served as one of our directors since March 2004. Mr. Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. Mr. Strait has served on the Board of Directors of Colorado Technical University since 1986. He also presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, and the Sam S. Bloom Foundation. He also presently serves as a member of the Board of Directors and Chairman of the Audit committee of Sturm Financial Group, Inc. and on the Community Advisory Panel of American National Bank. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accounts (“AICPA”), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council.

     Officers serve at the pleasure of the board of directors, subject to the terms of any employment agreements. See “Employment Agreements.”

The Audit Committee

     The Audit Committee currently consists of Mr. Cresci, Mr. Flanzraich, Dr. Nudel and Mr. Strait (Chairman). During a portion of Fiscal 2004, Mr. Pfenniger and Mr. Healy served on the Audit Committee, but each of them stepped down from the Audit Committee in connection with their employment with us, and neither of them now serves on the Audit Committee. Mr. Strait was appointed to the Audit Committee in March 2004. The Board has determined that all current members of the Audit Committee are “financially literate,” “financially sophisticated,” and “independent” within the meaning of the listing standards of the AMEX and applicable SEC regulations. The Board of Directors has determined that Mr. Strait meets the attributes of an “audit committee financial expert” within the meaning of SEC regulations.

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

Code of Ethics

     We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. A copy of our Code of Conduct and Ethics is available on our website www.continucare.com. We intend to post amendments to or waivers from our Code of Conduct and Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer) on our website. Our website is not part of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

     The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of (i) each person who served as our chief executive officer during Fiscal 2004, and (ii) the other executive officers who were serving as executive officers at the end of Fiscal 2004, whose total annual salary and bonus, determined as of the end of Fiscal 2004, exceeded $100,000 (hereinafter referred to as the “Named Executive Officers”).

     Messrs. Pfenniger and Izquierdo were not employed with us during all of Fiscal 2004. Information regarding the compensation of Messrs. Pfenniger and Izquierdo set forth below relates only to the portion of Fiscal 2004 during which they were employed with us.

SUMMARY COMPENSATION TABLE

					Long-Term
	Annual Compensation				Compensation
				Other	No. of
				Annual	Securities
Name and	Fiscal	Salary	Bonus	Compen	Underlying	All Other
Principal Position	Year	($)	($)	-sation	Options	Compensation
Richard C. Pfenniger, Jr.,	2004	226,154	0	0	1,200,000 (1)	0
Chairman of the Board,	2003	0	0	0	0	0
President and Chief Executive	2002	0	0	0	0	0
Officer
Spencer J. Angel, (2)	2004	73,715	0	(3)	0	335,500 (2)
	2003	259,000	0	(3)	200,000 (4)	0
	2002	259,000	0	(3)	0	0
Janet L. Holt,	2004	137,049	0	(3)	0	0
Controller(5)	2003	133,887	25,000	(3)	0	0
	2002	127,849	0	(3)	0	0
Luis H. Izquierdo,	2004	101,415	0	(3)	300,000 (6)	0
Senior Vice President of	2003	0	0	0	0	0
Marketing and Business	2002	0	0	0	0	0
Development

(1)	1,200,000 stock options were awarded on October 1, 2003, vesting ratably over three years.

(2)	Mr. Angel resigned as Chief Executive Officer and President in October 2003. Pursuant to the terms of Mr. Angel’s severance arrangements, severance costs of $335,500 were paid or accrued in Fiscal 2004 in connection with Mr. Angel’s resignation.

(3)	The total perquisites and other personal benefits provided is less than 10% of the total annual salary and bonus to such officer.

(4)	200,000 fully vested stock options were awarded on September 23, 2002. All these options were cancelled in connection with Mr. Angel’s resignation.

(5)	Ms. Holt stepped down as Chief Financial Officer in June 2004, but remains with Continucare as Controller and Assistant Secretary.

(6)	300,000 stock options were awarded on January 5, 2004, vesting ratably over three years.

Option Grants During Fiscal 2004

     The following table sets forth certain information concerning grants of stock options made during Fiscal 2004 to our Named Executive Officers. We did not grant any stock appreciation rights in Fiscal 2004.

	Individual Option Grants in Fiscal 2004
	Shares of
	Common				Potential Realizable Value at
	Stock	% of Total			Assumed Annual Rates of Stock Price
	Underlying	Granted to	Option	Expiration	Appreciation for Option Term (1)
Name	Options	Employees	Price ($)	Date	5%	10%
Richard C. Pfenniger, Jr., Chairman of the Board, President and Chief Executive Officer	1,200,000	51%	$0.66	10/01/13	$498,085	$1,262,244
Luis H. Izquierdo, Senior Vice President Marketing and Business Development	300,000	13%	$1.51	1/05/14	$284,889	$721,965

(1)	The dollar amounts set forth in these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the common stock.

Option Exercises in 2004 and Year End Option Values

     The following table sets forth information with respect to (i) the number of unexercised options held by the Named Executive Officers as of June 30, 2004, and (ii) the value as of June 30, 2004 of unexercised in-the-money options.

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-Money Options
	at June 30, 2004		at June 30, 2004 (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard C. Pfenniger, Jr.	—	1,200,000	$—	$1,512,000
Janet L. Holt	75,000	—	$51,750	—
Luis H. Izquierdo	—	300,000	$—	$123,000

(1)	Market value of shares covered by in-the-money options on June 30, 2004, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

Director Compensation

     For Fiscal 2004, our Directors did not receive any cash compensation for service on the Board of Directors but were reimbursed for certain expenses in connection with attendance at Board meetings or other meetings on our behalf. For Fiscal 2005 our non-employee Directors will receive an annual cash retainer of $15,000. In addition, for Fiscal 2005, the Chairmen of the Nominating and Compensation Committees will receive an additional cash retainer of $2,500 and the Chairman of the Audit Committee will receive an additional cash retainer of $5,000. Also, each of our non-employee Board members were granted fully vested options to purchase 20,000 shares of common stock, and Mr. Strait was granted additional fully vested options to purchase 20,000 shares of common stock in connection with his appointment to the Board.

Employment Agreements

     Prior to the termination of his employment in October 2003, Mr. Angel’s employment agreement was for a one-year period, with additional one-year automatic renewals and provided for an annual base salary of $250,000. Additionally, he was eligible to receive a bonus equal to 7% of our earnings before interest, taxes, depreciation and amortization in excess of $3.0 million for the fiscal year. Mr. Angel resigned as Chief Executive Officer and President in October 2003. Pursuant to the terms of his agreement and his severance arrangements, Mr. Angel is, subject to certain exceptions, prohibited from competing with Continucare for a one year period following termination of his employment with Continucare. In connection with his resignation, we paid Mr. Angel a lump sum severance payment of $17,500 and agreed to continue to pay Mr. Angel’s base salary in installments through September 30, 2004. In addition, the terms of Mr. Angel’s severance provided that all of his outstanding stock options were cancelled in October 2003 and, in consideration for the cancellation of his stock options, we paid Mr. Angel an additional lump sum payment of $68,000.

     Mr. Pfenniger, our Chairman and Chief Executive Officer, does not have an employment agreement. Mr. Pfenniger is employed with Continucare on an “at will” basis and, for Fiscal 2004, received an annual base salary of $300,000. Mr. Pfenniger’s base salary for Fiscal 2005 was increased to $315,000 by the Compensation Committee in August 2004. In connection with his employment with Continucare, we granted Mr. Pfenniger 1,200,000 stock options with an exercise price of $0.66 per share, the closing price of our common stock on the date of grant. The options vest ratably over three years.

     Ms. Holt’s employment agreement is for one-year and provides for additional one-year automatic renewals and an annual base salary of $130,000. Additionally, she is eligible to receive bonuses and stock option grants as determined by the Chief Executive Officer and the Compensation Committee. The agreement may be terminated by Continucare with or without cause at any time. In the event Ms. Holt is terminated without cause, Ms. Holt is entitled to her base salary for a period of six months and any unpaid accrued bonuses. Ms. Holt may terminate the agreement upon 60 days written notice. Pursuant to the terms of the agreement, Ms. Holt is prohibited from competing with Continucare for a 90-day period following termination of her employment with Continucare.

Compensation Committee Interlocks

     The following directors served as members of the Compensation Committee as of June 30, 2004: Mr. Healy, Dr. Nudel and Mr. Cresci (Chairman). Messrs. Flanzraich and Pfenniger were members of the Compensation Committee during a portion of Fiscal 2004, but stepped down from the Compensation Committee in connection with Mr. Pfenniger’s employment with us as Chief Executive Officer and now neither serves on the Compensation Committee. Mr. Strait was appointed to the Compensation Committee in March 2004. None of the current members of the Compensation Committee was, at any time during any period of Fiscal 2004 during which they served on the Compensation Committee an employee of ours or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 13, 2004, concerning the beneficial ownership of the common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock,

•	each of the directors who beneficially owns our shares,

•	the Named Executive Officers, and

•	all of our executive officers and directors as a group.

All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership (1)		Common Stock (2)
Spencer J. Angel	8,627	(3)	*
5025 Collins Ave. Apt 2409 Miami, FL 33140
Robert Cresci	320,000	(4)	*
c/o Pecks Management Partners, Ltd. One Rockefeller Plaza Suite 900 New York, NY 10020
Neil Flanzraich	220,000	(5)	*
4400 Biscayne Boulevard Miami, FL 33137

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership (1)		Common Stock (2)
Phillip Frost, M.D.	22,161,601	(6)	44.0
4400 Biscayne Boulevard Miami, FL 33137
Patrick Healy	250,000	(7)	*
80 S.W. 8th Street Miami, FL 33130
Janet L. Holt	75,000	(7)	*
80 S.W. 8th Street Miami, FL 33130
Jacob Nudel, M.D.	120,000	(8)	*
One Isla Bahia Drive Fort Lauderdale, FL 33316
Richard C. Pfenniger, Jr.	605,000	(9)	1.2
80 S.W. 8th Street Miami, FL 33130
A. Marvin Strait	20,000	(7)	*
2 North Cascade Ave. Suite 1300 Colorado Springs, CO 80903
Pecks Management Partners Ltd.	6,511,584	(10)	12.9
One Rockefeller Plaza Suite 1730 New York, NY 10020
All directors and executive officers	23,771,601		46.4
as a group (10 persons)

* Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2)	Based on 50,300,186 shares outstanding as of September 13, 2004.

(3)	Includes 8,627 shares of common stock issuable upon conversion of a convertible promissory note. Mr. Angel resigned as Chief Executive Officer in October 2003.

(4)	Includes 120,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(5)	Includes 20,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(6)	Includes (i) 21,222,288 shares owned beneficially through Frost Gamma Investments Trust; (ii) 819,313 shares beneficially owned through Frost Nevada Limited Partnership; (iii) 100,000 shares of stock owed directly by Dr. Frost and (iv) 20,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004. See “Certain Transactions”.

(7)	Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(8)	Includes 20,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(9)	Includes 400,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(10)	The information set forth herein is based solely on the most recent Schedule(s) 13G/A filed with the SEC by the entity and, accordingly, may not reflect their respective holdings as of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     On March 30, 2004, we obtained an extension of the maturity date for our Credit Facility until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Frost. In order to obtain the extension of the maturity date, Dr. Frost was required to extend his personal guarantee through March 31, 2005. In consideration of Dr. Frost’s personal guarantee, we issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The terms and conditions of the Credit Facility remain substantially unchanged, except for the removal of a financial covenant to maintain a minimum fixed charge coverage ratio.

     On April 22, 2004, we sold 2,333,333 shares of our common stock for $3.5 million to twelve accredited investors in a private transaction. In connection with the transaction, Frost Nevada converted a convertible promissory note into 819,313 shares of common stock in accordance with the terms of that note. At the time of conversion, the note bore interest at the annual rate of 9% and had outstanding principal and unpaid accrued interest of approximately $0.8 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees billed for professional services rendered by Ernst & Young LLP, our independent auditors, for Fiscal 2004 and 2003.

	2004	2003
Audit fees (a)	$209,707	$202,224
Audit-related fees (b)	—	40,076
Tax fees (c)	42,800	43,870
Other fees (d)	—	19,420

Total fees	$252,507	$305,590

(a)	Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year, reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year, assistance with S-3 filings and other accounting services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year including expenses.

(b)	Audit-related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under audit fees.

(c)	Tax fees consists of our financial statements fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(d)	Other fees consist of aggregate fees billed for product or services other than the services reported under the other named categories.

     Under the Audit Committee’s policy and applicable law, our independent auditors are prohibited from performing any prohibited non-audit services. Our Audit Committee has a policy to pre-approve all audit and permitted non-audit services performed by our independent auditors and all related fees to assure that the provision of such services does not impair the auditor’s independence. Any proposed services outside the scope of those already pre-approved or exceeding pre-approved fee levels require specific prior approval of the Audit Committee. The Audit Committee has delegated its pre-approval authority to its Chairman, Mr. Strait. Under the policies of our Audit Committee, Mr. Strait must report any pre-approval decisions to the full Audit Committee at its next scheduled meeting.

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

(a)(3)	Exhibits

3.1	Restated Articles of Incorporation of Company, as amended (1)

3.2	Restated Bylaws of Company (1)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Indenture, dated as of October 30, 1997, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to 8% Convertible Subordinated Notes due 2002 (2)

4.3	Registration Rights Agreement, dated as of October 30, 1997, by and between the Company and Loewenbaum & Company Incorporated (2)

4.4	Continucare Corporation Amended and Restated 1995 Stock Option Plan (3)

4.5	Amended and Restated 2000 Stock Option Plan (6)

4.6	Convertible Subordinated Promissory Note (7)

4.7	Form of Convertible Promissory Note, dated June 30, 2001 (10)

4.8	Amendment to Convertible Promissory Note, dated March 31, 2003, between the Company and Frost Nevada Limited Partnership (10)

4.9	Form of Amendment to Convertible Promissory Note, dated March 31, 2003 (10)

10.1	Severance Agreement between the Company and Spencer J. Angel dated as of October 1, 2003 (11)

10.2	Letter agreement dated March 26, 2004 regarding Dr. Phillip Frost’s guarantee of the credit facility (12)

10.3	Letter agreement dated March 19, 2004 regarding extension of credit facility (12)

10.4	Form of Stock Purchase Agreement, dated April 22, 2004 (12)

10.5	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998 (5)

10.6	Managed Care Agreement dated July 1, 1995, by and between Continucare Corporation and Vista Healthplan of South Florida, Inc.*

10.7	Employment Agreement dated July 12, 1999 between Continucare Corporation and Spencer Angel (4) **

10.8	Lease Agreement, dated as of the 28th day of July 1999, between Doral Park Joint Venture, Lennar Mortgage Holdings Corporation, LNR/CREC Brickell Bayview Limited Partnership, and Universal American Realty Corporation, as tenants-in-common, and Continucare Corporation (5)

10.9	Airport Corporate Center office lease dated June 3, 2004, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Continucare Corporation*

10.10	Employment Agreement dated October 1, 2001 between Continucare Corporation and Janet L. Holt (9) **

10.11	Agreement, dated March 31, 2003, between the Company and Phillip Frost, M.D., Frost Gamma Investments Trust and Frost Nevada Investments Trust (10)

10.12	Agreement, dated March 31, 2003, between the Company and Pecks Management Partners, Ltd. (10)

10.13	Agreement, dated March 31, 2003, between the Company and Carret & Company (10)

21.1	Subsidiaries of the Company *

23.1	Consent of Ernst & Young LLP *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.

(2)	Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.

(3)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(4)	Form 10-K/A for the fiscal year ended June 30, 1999.

(5)	Form 10-K for the fiscal year ended June 30, 2000.

(6)	Schedule 14A dated July 28, 2004, filed July 28, 2004.

(7)	Form 8-K dated August 3, 2001, filed August 15, 2001.

(8)	Form 10-K for the fiscal year ended June 30, 2001.

(9)	Form 10-Q for the quarterly period ended September 30, 2001.

(10)	Form 10-Q for the quarterly period ended March 31, 2003.

(11)	Form 10-Q for the quarterly period ended September 30, 2003.

(12)	Form 10-Q for the quarterly period ended March 31, 2004.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION

By:	/s/ Richard C. Pfenniger, Jr.
RICHARD C. PFENNIGER, JR.
Chairman of the Board, Chief Executive Officer and President

Dated: September 28, 2004

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	September 28, 2004

/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	September 28, 2004

/s/ Patrick M. Healy Patrick M. Healy	Executive Vice President — Operations and Director	September 28, 2004

/s/ Luis H. Izquierdo Luis H. Izquierdo	Senior Vice President — Marketing and Business Development	September 28, 2004

/s/ Robert J. Cresci Robert J. Cresci	Director	September 28, 2004

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	September 28, 2004

/s/ Neil Flanzraich Neil Flanzraich	Director	September 28, 2004

/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	September 28, 2004

/s/ A. Marvin Strait A. Marvin Strait	Director	September 28, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Continucare Corporation:

     We have audited the accompanying consolidated balance sheets of Continucare Corporation as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
CERTIFIED PUBLIC ACCOUNTANTS

West Palm Beach, Florida
September 22, 2004

CONTINUCARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$720,360	$160,743
Certificates of deposit, current	101,515	101,258
Accounts receivable, net of allowance for doubtful accounts of approximately $827,000 and $4,823,000 at June 30, 2004 and 2003, respectively	29,591	323,443
Other receivables	423,215	410,765
Due from Medicare, net	—	258,930
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $11,450,000 and $13,014,000 at June 30, 2004 and 2003, respectively	3,337,293	1,414,469
Prepaid expenses and other current assets	861,215	565,935

Total current assets	5,473,189	3,235,543
Certificates of deposit	30,000	30,000
Assets related to discontinued operations	—	540,398
Equipment, furniture and leasehold improvements, net	492,054	430,382
Goodwill	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,069,000 and $1,717,000 at June 30, 2004 and 2003, respectively	1,442,858	1,793,431
Deferred financing costs, net of accumulated amortization of $222,500 and $142,160 at June 30, 2004 and 2003, respectively	662,502	518,382
Other assets, net	100,483	109,330

Total assets	$22,543,596	$20,999,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504,151	$683,488
Accrued expenses	1,451,888	2,283,048
Due to Medicare, net	14,645	—
Liabilities related to discontinued operations	208,484	110,345
Credit facility	—	2,315,000
Current portion of convertible subordinated notes payable	—	233,716
Current portion of long-term debt	—	2,640,943
Current portion of related party note payable	8,052	63,854
Accrued interest payable	710	51,754
Current portion of capital lease obligations	81,163	70,913
Deferred revenue	3,000,000	—

Total current liabilities	5,269,093	8,453,061
Deferred revenue	—	3,850,000
Capital lease obligations, less current portion	101,177	125,606
Convertible subordinated notes payable, less current portion	—	4,122,751
Long-term debt, less current portion	29,077	1,341,947
Related party note payable, less current portion	117,717	997,333

Total liabilities	5,517,064	18,890,698
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 53,296,379 shares issued and 50,300,186 shares outstanding at June 30, 2004 and 45,375,194 shares issued and 42,379,001 shares outstanding at June 30, 2003	5,031	4,239
Additional paid-in capital	69,907,973	60,279,880
Accumulated deficit	(47,461,771)	(52,750,140)
Treasury stock (2,996,193 shares at June 30, 2004 and 2003)	(5,424,701)	(5,424,701)

Total shareholders’ equity	17,026,532	2,109,278

Total liabilities and shareholders’ equity	$22,543,596	$20,999,976

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2004	2003	2002
Revenue:
Medical services revenue, net	$101,758,761	$97,164,834	$90,828,930
Management fee revenue	677,927	—	—
Other income	22,829	—	150,000

Total revenue	102,459,517	97,164,834	90,978,930
Operating expenses:
Medical services:
Medical claims	76,333,580	74,046,265	69,340,067
Other direct costs	11,665,894	10,696,997	10,395,210

Total medical services	87,999,474	84,743,262	79,735,277

Administrative payroll and employee benefits	3,822,949	3,681,446	2,689,562
General and administrative	5,821,871	6,252,347	6,446,444
Gain on extinguishment of debt	(850,000)	—	—

Total operating expenses	96,794,294	94,677,055	88,871,283

Income from operations	5,665,223	2,487,779	2,107,647
Other income (expense):
Interest income	4,793	6,568	36,124
Interest expense	(1,006,082)	(956,327)	(1,567,479)
Medicare settlement related to terminated operations	2,218,278	—	(2,440,971)

Income (loss) from continuing operations	6,882,212	1,538,020	(1,864,679)
Income (loss) from discontinued operations:
Home health operations	(1,666,934)	(1,830,118)	(1,295,310)
Terminated IPAs	73,091	350,696	(486,399)

Loss from discontinued operations	(1,593,843)	(1,479,422)	(1,781,709)

Net income (loss)	$5,288,369	$58,598	$(3,646,388)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$.16	$.04	$(.05)
Loss from discontinued operations	(.04)	(.04)	(.04)

Net income (loss) per common share	$.12	$—	$(.09)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$.14	$.04	$(.05)
Loss from discontinued operations	(.03)	(.04)	(.04)

Net income (loss) per common share	$.11	$—	$(.09)

Weighted average common shares outstanding:
Basic	43,763,835	40,776,903	39,634,601

Diluted	49,232,716	40,776,903	39,634,601

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2001	39,459,601	$3,946	$59,511,632	$(49,162,350)	$(5,424,701)	$4,928,527
Issuance of stock as final consideration for a prior business combination	175,000	18	(18)	—	—	—
Net loss		—	—	(3,646,388)	—	(3,646,388)

Balance at June 30, 2002	39,634,601	3,964	59,511,614	(52,808,738)	(5,424,701)	1,282,139
Issuance of stock for director compensation	900,000	90	122,910	—	—	123,000
Issuance of stock to guarantor of credit facility	1,500,000	150	524,850	—	—	525,000
Issuance of stock as consideration for extension of note repayment terms	344,400	35	120,506	—	—	120,541
Net income		—	—	58,598	—	58,598

Balance at June 30, 2003	42,379,001	4,239	60,279,880	(52,750,140)	(5,424,701)	2,109,278
Issuance of stock to guarantor of credit facility	300,000	30	869,970	—	—	870,000
Issuance of stock in private placement transaction	2,333,333	233	3,464,376	—	—	3,464,609
Issuance of stock upon exercise of stock options	546,000	55	351,315	—	—	351,370
Issuance of stock upon conversion of related party note payable	819,313	82	899,383	—	—	899,465
Issuance of stock upon conversion of subordinated notes payable	3,922,539	392	4,043,049	—	—	4,043,441
Net income	—	—	—	5,288,369	—	5,288,369

Balance at June 30, 2004	50,300,186	$5,031	$69,907,973	$(47,461,771)	$(5,424,701)	$17,026,532

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,288,369	$58,598	$(3,646,388)
Loss from discontinued operations	1,593,843	1,479,422	1,781,709

Income (loss) from continuing operations	6,882,212	1,538,020	(1,864,679)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	1,201,675	1,162,034	2,317,906
Provision for bad debts	104,296	44,333	65,668
Medicare settlement related to terminated operations	(2,218,278)	—	—
Loss (gain) on disposal of property and equipment and release from asset related liabilities	—	500	(28,642)
Director compensation paid through the issuance of restricted common stock	—	123,000	—
Gain on extinguishment of debt	(850,000)	—	—
Changes in operating assets and liabilities, excluding the effect of disposals:
Accounts receivable	189,556	(272,809)	(79,503)
Prepaid expenses and other current assets	(295,280)	(24,422)	(242,061)
Other receivables	(12,450)	423,462	(70,590)
Other assets	3,763	(29,629)	(6,641)
Accounts payable and accrued expenses	(1,010,497)	(114,317)	(399,152)
Due from HMOs, net	(1,922,824)	384,182	(1,158,598)
Due to/from Medicare, net	273,575	(137,695)	3,118,054
Accrued interest payable	(51,044)	41,046	(6,995)

Net cash provided by continuing operations	2,294,704	3,137,705	1,644,767
Net cash used in discontinued operations	(998,872)	(1,933,360)	(1,424,262)

Net cash provided by operating activities	1,295,832	1,204,345	220,505
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	—	500	—
Purchase of certificate of deposit	(30,000)	(70,000)	—
Proceeds from maturity of certificates of deposit	29,743	99,555	26,187
Purchase of property and equipment	(144,585)	(170,273)	(185,599)

Net cash used in continuing operations	(144,842)	(140,218)	(159,412)
Net cash (used in) provided by discontinued operations	(938)	15,751	31,086

Net cash used in investing activities	(145,780)	(124,467)	(128,326)

Continued on next page.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock in private placement transaction	3,464,609	—	—
Payments on convertible subordinated notes	(233,716)	(273,896)	(273,897)
Payments on related party notes	(35,953)	(63,853)	(63,854)
Principal repayments under capital lease obligation	(76,000)	(112,256)	(106,249)
Payment of deferred financing costs	(15,000)	(15,000)	(15,000)
Proceeds from exercise of stock options	351,370	—	—
Net (decrease) increase in credit facility	(2,315,000)	—	1,815,000
Advances from HMOs	—	75,000	—
Payments on advances from HMOs	—	(75,000)	(450,000)
Third party assumption of capital lease obligation	—	(1,789)	—
Repayments to Medicare per agreement	(1,730,745)	(632,751)	(770,745)

Net cash (used in) provided by continuing operations	(590,435)	(1,099,545)	135,255
Net cash used in discontinued operations	—	—	(418,494)

Net cash used in financing activities	(590,435)	(1,099,545)	(283,239)
Net increase (decrease) in cash and cash equivalents	559,617	(19,667)	(191,060)
Cash and cash equivalents at beginning of fiscal year	160,743	180,410	371,470

Cash and cash equivalents at end of fiscal year	$720,360	$160,743	$180,410

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for deferred financing costs	$870,000	$645,541	$—

Stock issued upon conversion of subordinated notes payable	$4,043,441	$—	$—

Stock issued upon conversion of related party note payable	$899,465	$—	$—

Note payable issued for refunds due to Medicare for overpayments	$—	$694,800	$3,267,108

Note payable canceled due to settlement of cost report reopening	$—	$222,574	$—

Purchase of furniture and fixtures with proceeds of capital lease obligations	$61,820	$167,258	$48,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$563,750	$325,337	$266,945

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Continucare Corporation (“Continucare” or the “Company”), is a mixed model provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, nurses and nurse’s aides. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s net medical services revenues are derived from managed care agreements with two health maintenance organization, Humana Medical Plans, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.

In an effort to streamline operations and stem operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the IPA physician contracts associated with one HMO, which consisted of 29 physicians at the time of the termination. Additionally, in December 2003, the Company implemented a plan to dispose of its home health operations. The home health disposition occurred in three separate transactions and was concluded on February 7, 2004. As a result of these transactions, the operations of the terminated IPAs and the home health operations are shown as discontinued operations. (See Note 3.)

During the year ended June 30, 2004, the Company’s claims loss ratio (medical claims expense expressed as a percentage of medical services revenue) improved due in part to an increase in revenue from higher per member premiums for Medicare members resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the increased phase-in of the Medicare risk adjustment program. In response to the Medicare Modernization Act, the HMOs enhanced benefits offered to Medicare members. The Company anticipates that these benefit changes will result in an increase in medical claims expense and may result in an increase in the claims loss ratio in future periods. Increases in the claims loss ratio could reduce the Company’s profitability and cash flows. The Company cannot predict what impact, if any, these developments may have on its results of operations.

In addition to terminating and disposing of unprofitable operations, the Company entered into various transactions in Fiscal 2004 in order to improve its financial position. Effective March 30, 2004, the Company obtained an extension of the maturity date for its Credit Facility until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Phillip Frost, a principal shareholder of the Company and member of the Board of Directors. In order to obtain the extension of the maturity date, Dr. Frost was required to renew his personal guarantee. In consideration of the renewal of Dr. Frost’s personal guarantee, the Company issued 300,000 shares of restricted common stock to an entity controlled by Dr. Frost. The terms and conditions of the Credit Facility remain substantially unchanged, except for the removal of a financial covenant that previously required the Company to maintain a minimum fixed charge coverage ratio. (See Note 6.)

On April 12, 2004, the Company called the outstanding principal balance of approximately $3.9 million plus accrued interest of its Convertible Subordinated Notes Payable (the “Notes”) for redemption in accordance with their terms. The terms allowed for the Noteholders’ right to convert the Notes prior to the redemption date into shares of the Company’s common stock at a conversion price of $1.00 per share. On May 12, 2004, all Noteholders converted their Notes and received 3,922,538 shares of common stock representing the conversion and cancellation of the entire outstanding principal balance of the Notes and the unpaid accrued interest through the conversion date. (See Note 5.)

On April 22, 2004, the Company sold 2,333,333 shares of its common stock for $3.5 million to twelve accredited investors in a private transaction. The proceeds were used to retire approximately $1.4 million of long-term debt bearing interest at rates ranging from 12.625% to 13.875% (see Note 6), to reduce the balance outstanding under the Credit Facility and for general corporate purposes. In connection with the transaction, Frost Nevada Investment Trust (“Frost Nevada”), an entity controlled by Dr. Frost, converted a convertible promissory note having an

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

outstanding principal balance and unpaid accrued interest of approximately $0.9 million into approximately 820,000 shares of common stock in accordance with the terms of that note. (See Note 5.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies followed by the Company is as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Because of the inherent uncertainties of this process, actual results could differ from those estimates. Such estimates include the recognition of revenue, the recoverability of intangible assets, the collectibility of receivables, and the accrual for incurred but not reported (“IBNR”) claims.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, related party notes payable, long-term debt, and capital lease obligations. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.

At June 30, 2003, the fair value of the convertible subordinated notes payable was $1,643,000, based on the market value of the Company’s common stock.

At June 30, 2004 and 2003, the fair value of the related party notes payable was $241,000 and $383,000, respectively, based on the market value of the Company’s common stock.

At June 30, 2004 and 2003, the carrying value of the Company’s long term debt and capital lease obligations approximates fair value based on the terms of the obligations. The Company has imputed interest on non-interest bearing debt using an incremental borrowing rate of 8%.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as those highly-liquid investments purchased with an original maturity of three months or less.

Certificates of Deposit

Certificates of deposit have original maturities of greater than three months and are pledged as collateral in support of various stand-by letters of credit issued as security for various lease and insurance policies.

Accounts Receivable

Accounts receivable result primarily from medical services provided to patients on a fee-for-service basis. Fee-for-service amounts are paid by government sponsored health care programs (primarily Medicare and Medicaid), insurance companies, self-insured employers and patients.

Accounts receivable include an allowance for contractual adjustments, charity and other adjustments. Contractual adjustments arose from the Company’s former home health operations which entered into certain contracts with insurance companies or other payors to provide services at rates which are less than its standard charges. The contractual adjustment was known at the time services were provided and recorded at the same time that revenue, based on the Company’s standard rates, is recorded. Revenue is shown net of the contractual adjustment on the income statement. We completed the disposition of our home health operations on February 7, 2004.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Due from HMOs

The HMOs pay medical claims and other costs on the Company’s behalf. Based on the terms of the contract with the HMOs, the Company receives a net payment from the HMOs that is calculated by offsetting revenue earned with medical claims expense, calculated as claims paid on the Company’s behalf plus the HMOs’ estimate of claims incurred but not reported. Therefore, the amounts due from HMOs are presented in the balance sheet net of the estimated amounts for incurred but not reported medical claims.

Equipment, Furniture and Leasehold Improvements

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

Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are reviewed annually for impairment, or more frequently if certain indicators arise. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment annually, or more frequently if certain indicators arise, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Indicators of a permanent impairment include, among other things, significant adverse changes in legal factors or the business climate, loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of a business that is to be sold.

As the Company operates in a single segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida, management has determined that the Company has a single reporting unit and performs the impairment test for goodwill on an enterprise level. In performing the impairment test, the fair value of the Company, as determined by the current market value of the common stock, is compared to the current carrying value of the total net assets, including goodwill and intangible assets. The Company performs the annual impairment test on May 1st of each year. Should it be determined that an indicator of impairment has occurred, such as those noted above, the Company would be required to perform an additional impairment test which could result in the determination that a portion of the intangible assets are impaired and must be written-off. Depending on the market value of the common stock at the time that an impairment test is required, there is a risk that a portion of the intangible assets would be considered impaired and must be written-off during that period. No impairment charges were required at June 30, 2004, 2003 or 2002.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The managed care contracts relate to the value of certain amendments to a managed care agreement entered into with one of the Company’s HMOs. The amendments, among other things, extended the term of the original agreement with the HMO from six to ten years and modified for the Company’s benefit the value of the Medicare premium received by the Company. In consideration of these amendments, the Company gave the HMO a $3.9 million promissory note. (See Note 2). The managed care contracts are subject to amortization and are being amortized over a weighted-average amortization period of 9.6 years. Total amortization expense for intangible assets subject to amortization was approximately $353,000, $360,000 and $691,000 during Fiscal 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense will be approximately $355,000 for each of the five succeeding fiscal years.

Deferred Financing Costs

Expenses incurred in connection with the Credit Facility and the guarantee related to the Credit Facility have been deferred and are being amortized using the straight-line method which approximates the interest method over the life of the facility and the guarantee. (See Note 5.)

Extinguishments of Debt

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”). Previously, under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion No. 30”). Any gain or loss on extinguishments of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies were required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002 but could elect to early adopt.

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

Deferred Revenue

In April 2003, the Company executed a Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”). Pursuant to the Humana PGP Agreement, the Company agreed to assume certain management responsibilities on a non-risk basis for Humana’s Medicare, commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties of Florida. Revenue from this contract consists of a monthly management fee intended to cover the costs of providing these services. Simultaneously with the execution of the Humana PGP Agreement, the Company restructured the terms of a $3.9 million contract modification note with Humana. Pursuant to the restructuring, the contract modification note was cancelled. The Humana PGP Agreement expires in April 2005 and contains a provision for liquidated damages in the amount of $4.0 million, which can be asserted by Humana in the event that (i) continued participation by the Company under this agreement may affect adversely the health, safety or welfare of a member or bring Humana or its provider networks into disrepute; (ii) the Company engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (iii) the Company is excluded from participation in any federal health care program; (iv) Humana determines that the Company has not used its best efforts to perform under the agreement; or (v) the Company materially breaches the agreement.

Because there were contingent circumstances under which future payments of liquidated damages to Humana could equal the amount of debt forgiven, the $3.9 million gain that otherwise would have been recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003 was deferred. Under the terms of the Humana PGP Agreement, if the Company remains in compliance with terms of the agreement, Humana, at its option, may reduce the liquidated damages at specified dates during the term of the Humana PGP Agreement. To the extent that Humana reduces the maximum amount of liquidated damages, a portion of the deferred gain will be recognized in a manner consistent with the reduction in the liquidated damages. In November 2003, the Company was notified that the maximum amount of liquidated damages had been reduced to $3.5 million, and again in May 2004, the Company was notified that the maximum amount of liquidated damages had been further reduced to $3.0 million. Accordingly, the Company recognized $850,000 of the deferred gain on extinguishment of debt in Fiscal 2004. At the expiration

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the term of the Humana PGP Agreement, the liquidated damage provision will lapse and the Company will recognize any remaining portion of the deferred gain.

Accounting for Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, (“APB No. 25”) “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Note 10).

Stock options issued to independent contractors or consultants are accounted for in accordance with SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.”

Although the Company follows APB No. 25 for its employee stock options, SFAS No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure,” requires the Company to disclose pro forma results of operations as if the Company’s stock options had been accounted for using the fair value provisions of SFAS No. 123. The Company’s pro forma information follows:

	Year Ended June 30,
	2004	2003	2002
Net income (loss) as reported	$5,288,369	$58,598	$(3,646,388)
Deduct:
Total stock-based employee compensation determined under SFAS No. 123 for all awards	(375,327)	(120,168)	—

Pro forma	$4,913,042	$(61,570)	$(3,646,388)

Basic net income (loss) per share:
As reported	$.12	$—	$(.09)
Pro forma	$.11	$—	$(.09)
Diluted net income (loss) per share:
As reported	$.11	$—	$(.09)
Pro forma	$.11	$—	$(.09)

Earnings per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Revenue Recognition

The Company provides services to patients on either a fixed monthly fee arrangement with HMOs or under a fee for service arrangement. Revenue is recorded in the period services are rendered as determined by the respective contract.

Under the Company’s full risk contracts with Humana and Vista, the Company receives a fixed monthly fee from the HMOs for each patient that chooses one of the Company’s physicians as their primary care physician in exchange for the Company assuming responsibility for the provision of all necessary medical services, even those it does not provide directly. The fixed monthly fee is typically based on a percentage of the premium received by the HMOs from various payor sources. Total medical services net revenue from continuing operations relating to Humana approximated 75%, 73% and 74% for Fiscal 2004, 2003 and 2002, respectively. Total medical services net revenue from continuing operations related to Vista approximated 25%, 23% and 21% for Fiscal 2004, 2003 and 2002,

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided.

Under our limited risk and no-risk contracts with HMOs, we receive a capitation fee or management fee based on the number of patients for which we are providing services on a monthly basis. The capitation fee or management fee is recorded as revenue in the period in which services are provided as determined by the respective contract.

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2004 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

Medical Service Expense

The Company contracts with or employs various health care providers to provide medical services to its patients. Primary care physicians are compensated on either a salary or capitation basis. For patients enrolled under full risk managed care contracts, the cost of specialty services are paid on either a fee for service, per diem or capitation basis.

The cost of health care services provided or contracted for under full risk managed care contracts is accrued in the period in which services are provided. In addition, the Company provides for an estimate of the related liability for medical claims incurred but not yet reported based on historical claims experience and current factors such as inpatient utilization and benefit changes provided under HMO plans. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. To further corroborate our estimate of medical claims, an independent actuarial calculation is performed on a quarterly basis.

Reinsurance (stop-loss insurance)

Reinsurance premiums are reported as a health care cost and are included in medical service expense in the accompanying Consolidated Statements of Operations. Reinsurance recoveries are reported as a reduction of related health care costs.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46). In December 2003, the FASB issued Interpretation No. 46R (FIN No. 46R), a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. The provisions of FIN No. 46R, which will become applicable for the Company in the first quarter of fiscal 2005, is not expected to have an impact on the Company since the Company has no variable interest entities.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 – DISCONTINUED OPERATIONS

In an effort to streamline operations and stem anticipated operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the independent physicians affiliates associated with one HMO. The terminated IPAs, which consisted of 29 physicians at the time of the termination and is shown as discontinued operations, contributed approximately $4.5 million in revenue and generated operating income of

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $351,000 in Fiscal 2003. Severance costs and other exit costs resulting from the terminated IPAs totaled less than $10,000 and were paid prior to June 30, 2003. At June 30, 2003, liabilities related to discontinued operations of approximately $110,000 consisted primarily of net amounts due to the HMO for medical claims incurred by the terminated IPAs prior to January 1, 2003 and other payables which arose during the ordinary course of business.

On December 16, 2003, the Company announced that it would dispose of its home health operations. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded on February 7, 2004. In two of the transactions, the employees and patients of the Company’s Medicare certified home health agencies in Broward and Miami-Dade Counties of Florida were transferred to the acquirer and no assets or liabilities were transferred. In the third transaction, the Company sold the stock of its private duty home health agency subsidiary for a cash purchase price of $9,000. The Company retained all of the related accounts receivable, as well as all obligations for payables which existed as of the date of the sale. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the home health operations are shown as discontinued operations. As a result of the decision to dispose of its home health operations, the Company assessed the recoverability of the long-lived assets associated with the home health operations and recorded a disposal charge of $0.5 million during Fiscal 2004, which consisted of the following:

Goodwill	$320,882
Equipment, furniture and leasehold improvements	111,640
Other	24,868

$457,390

The home health operations contributed $3.1 million, $4.2 million, and $4.5 million in revenue and generated operating losses of $1.7 million, $1.8 million, and $1.3 million during the three years ended June 30, 2004, 2003 and 2002, respectively, before any corporate overhead allocation or interest expense.

Approximately 10 employees were terminated as a result of these transactions. In accordance with Statement of Financial Accounting Standard No. 146, (“SFAS No. 146”) “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded $0.2 million of costs for severance payments and accrued for lease obligations in the third quarter of Fiscal 2004. The remaining loss incurred during Fiscal 2004 related to the operations of the home health operations prior to February 7, 2004 and the cost of winding up home health activities, including billing and collection of outstanding accounts receivables.

NOTE 4 — EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

	June 30,		Estimated Useful Lives
	2004	2003	(in years)
Furniture, fixtures and equipment	$2,138,529	$1,965,788	3-5
Furniture and equipment under capital lease	406,128	399,119	5
Leasehold improvements	150,943	124,289	5

	2,695,600	2,489,196
Less accumulated depreciation	(2,203,546)	(2,058,814)

	$492,054	$430,382

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation expense for the years ended June 30, 2004, 2003 and 2002 was approximately $230,000, $204,000 and $281,000, respectively.

The Company has entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over 3 to 5 years at incremental borrowing rates ranging from 8% to 11% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $299,000 and $303,000 at June 30, 2004 and 2003, respectively. Amortization of assets recorded under capital lease agreements was approximately $56,000, $99,000 and $98,000 for the years ended June 30, 2004, 2003 and 2002, respectively, and is included in depreciation expense for all years presented.

Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2005	$96,584
2006	81,114
2007	34,084
2008	4,419
2009	—

216,201
Less amount representing imputed interest	33,861

Present value of obligations under capital lease	182,340
Less current portion	81,163

Long-term capital lease obligations	$101,177

NOTE 5 — CONVERTIBLE SUBORDINATED NOTES PAYABLE AND RELATED PARTY NOTE PAYABLE

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

Effective March 31, 2003, the Company further modified the terms of the Notes (the “Fiscal 2003 Note Modification”) to, among other things, extend the principal payment of $1.1 million, which was originally due on October 31, 2003, to October 31, 2006. In consideration for the Fiscal 2003 Note Modification, the Company issued an aggregate of 344,400 shares of restricted stock to the Noteholders and increased the annual interest rate on the deferred principal payment of $1.1 million from 7% to 9%. The shares issued, which were valued at $120,541 based on the closing price of the Company’s common stock on March 31, 2003, were recorded as a deferred financing cost and were being amortized over the remaining term of the Notes. The additional interest expense resulting from the Fiscal 2003 Note Modification on the deferred principal payment was recorded as the interest became due and payable.

On April 12, 2004, the Company called the Notes for redemption in accordance with their terms, subject to the Noteholders’ right to convert the Notes prior to the redemption date into shares of the Company’s common stock at a conversion price of $1.00 per share. On May 12, 2004 all Noteholders converted the Notes (the “Fiscal 2004 Note Conversion”) and received 3,922,539 shares of common stock representing the conversion and cancellation of the entire outstanding principal balance of the Notes and unpaid accrued interest through the conversion date .

As a result of the conversion of the Notes, the Company reclassified the outstanding principal balance of the Notes and the interest due in future periods that had been recorded during prior restructurings in accordance with Statement of Financial Accounting Standards No. 15 (SFAS No. 15”), “Accounting by Debtors and Creditors for Troubled

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Restructurings” of $4.1 million, offset by the write off of $87,000 in unamortized deferred financing costs, to paid-in capital.

In connection with the April 22, 2004 private placement of the Company’s common stock discussed in Note 1, Frost Nevada converted a convertible promissory note that was included in Related Party Notes which had an outstanding principal balance and unpaid accrued interest of approximately $0.9 million into approximately 820,000 shares of common stock in accordance with the terms of that note. The Company reclassified the outstanding principal balance of the Frost Nevada Note and the interest due in future periods that had been recorded in accordance with SFAS No. 15 of $0.9 million to paid-in capital.

NOTE 6 – CREDIT FACILITY AND LONG-TERM DEBT

The following long-term debt was outstanding as of June 30, 2004 and 2003:

	2004	2003
Credit facility	$—	$2,315,000
Outstanding notes	29,077	3,982,890

	29,077	6,297,890
Less current portion	—	4,955,943

Long-term	$29,077	$1,341,947

Credit Facility - The Credit Facility provides for a revolving loan to the Company of $3.0 million. Effective March 30, 2004, the Company obtained an extension of the maturity date for the Credit Facility until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Frost. In order to obtain the extension of the maturity date, Dr. Frost was required to renew his personal guarantee. In consideration of Dr. Frost’s reaffirmation of his personal guarantee, the Company issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The shares of common stock issued were valued at $870,000 based on the market price of the Company’s common stock on March 26, 2004, the date on which the guarantee was renewed. This amount has been recorded as deferred financing costs and will be amortized through March 31, 2005. The terms of the Credit Facility remained substantially unchanged, except for the removal of a financial covenant that previously required the Company to maintain a minimum fixed charge coverage ratio.

At June 30, 2004, there was no outstanding principal balance and outstanding interest payable on the Credit Facility was $710. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate, which was 1.22% at June 30, 2004. In addition to Dr. Frost’s personal guarantee, all assets of the Company serve as collateral for the Credit Facility. As discussed in Note 1, the Company used the proceeds from the sale of 2,333,333 shares of its common stock to reduce the balance outstanding under the Credit Facility in the fourth quarter of Fiscal 2004.

Outstanding Notes—In conjunction with its home health operations, the Company entered into 15 repayment agreements (the “Repayment Agreements”) with a governmental agency with an outstanding principal balance of approximately $1,683,000 as of June 30, 2003. These Repayments Agreements resulted from various overpayments received by the Company for expenses that were expected to be generated in conjunction with home health patient care activities. Two of the 15 Repayment Agreements were non-interest bearing. The interest rates on the 13 Repayment Agreements ranged from 12.625% to 13.875%. These Repayment Agreements were retired on April 27, 2004 using the proceeds from the private stock transaction as discussed in Note 1.

During Fiscal 2004, we recorded other income of $2.2 million relating to the settlement of an alleged Medicare obligation. The alleged obligation related to rehabilitation clinics that were previously operated by one of our former subsidiaries and were sold in 1999. The Centers for Medicare and Medicaid Services (“CMS”) had alleged that Medicare overpayments were made relating to services rendered by these clinics and other related clinics during a period in which the clinics were operated by entities other than us. In an effort to resolve the matter with CMS and

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

avoid aggressive collection efforts that could have disrupted our business, in 2002 we entered into a memorandum of understanding under which we began making payments to resolve the alleged liability while retaining the right to dispute the alleged overpayments. We requested that CMS reconsider the alleged liability and in October 2003 we were notified that the liability had been reduced from the originally asserted amount of $2.4 million to $0.2 million.

NOTE 7 – INCOME/LOSS PER SHARE

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Year Ended June 30,
	2004	2003	2002
Basic weighted average number of shares outstanding	43,763,835	40,776,903	39,634,601
Dilutive effect of stock options	1,144,918	—	—
Dilutive effect of convertible debt	4,323,963	—	—

Diluted weighted average number of shares outstanding	49,232,716	40,776,903	39,634,601

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	300,000	2,716,000	2,316,000
Warrants	760,000	760,000	760,000

NOTE 8 – DIRECTOR COMPENSATION

On September 23, 2002, the Company issued a combined total of 800,000 shares of restricted common stock to Board members as compensation for their services. The value of the restricted stock award of $112,000 (based on the closing price of the Company’s common stock on September 23, 2002) has been recorded as director compensation in the first quarter of Fiscal 2003. Also on September 23, 2002, two of the Board members elected to receive their compensation in the form of fully vested stock options, which represented a combined total of 400,000 stock options. The fully vested stock options have an exercise price of $0.36 per share and are valid for a ten-year period.

On October 30, 2002, the Company issued 100,000 shares of restricted common stock to a newly elected Board member. The value of the 100,000 shares of restricted stock awarded of $11,000 (based on the closing price of the Company’s common stock on October 30, 2002) was recorded as director compensation in the second quarter of Fiscal 2003.

For Fiscal 2004, our Directors did not receive any cash compensation for service on the Board of Directors but were reimbursed for certain expenses in connection with attendance at Board meetings or other meetings on our behalf. For Fiscal 2005 our non-employee Directors will receive an annual cash retainer of $15,000. In addition, for Fiscal 2005, the Chairmen of the Nominating and Compensation Committees will receive an additional cash retainer of $2,500 and the Chairman of the Audit Committee will receive an additional cash retainer of $5,000. Also each non-employee Board member of the Company was granted fully vested options to purchase 20,000 shares of common stock, and one Board member was granted additional fully vested options to purchase 20,000 shares of common stock upon appointment to the Board.

NOTE 9 – RELATED PARTY TRANSACTIONS

In connection with a restructuring of the Notes during February 2000, the Company was required to procure the Credit Facility and to obtain a financially responsible person(s) to guarantee the Credit Facility for the Company. The Company obtained such a bank credit facility and obtained personal guarantees from Dr. Phillip Frost. In consideration for providing the guarantees, the Company issued an aggregate of 1,500,000 shares of the Company’s

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common stock to Dr. Frost and 1,500,000 shares to an additional guarantor. These shares were valued at $3,375,000 based on the closing price of the Company’s stock on February 11, 2000 when the original guarantees were granted.

On March 31, 2003, Dr. Frost extended his personal guarantee of the Company’s Credit Facility through March 31, 2004. In consideration of Dr. Frost’s personal guarantee, the Company issued 1,500,000 shares of restricted stock to an entity related to Dr. Frost and increased the annual interest rate on a note payable to an entity related to Dr. Frost from 7% to 9%. The shares of common stock issued, which were valued at $525,000 based on the closing price of the Company’s common stock on March 31, 2003 when the guarantee was granted, were recorded as a deferred financing cost and amortized over the term of the guarantee.

On March 30, 2004, Dr. Frost extended his personal guarantee of the Company’s Credit Facility through March 31, 2005. (See Note 6). In consideration of Dr. Frost’s personal guarantee, the Company issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The shares of common stock issued, which were valued at $870,000 based on the closing price of the Company’s common stock on March 30, 2004, have been recorded as a deferred financing cost and are being amortized over the term of the guarantee.

NOTE 10 — STOCK OPTION PLAN AND WARRANTS

In August 2004, the Company’s shareholders approved an amendment to the Amended and Restated Continucare Corporation 2000 Stock Option Plan (the “2000 Stock Option Plan”) to increase the authorized shares for issuance upon the exercise of stock options from 4,000,000 to 7,000,000 and to cover employees, directors, independent contractors and consultants of the Company. Under the terms of the 2000 Stock Option Plan, the options generally expire 10 years after the date of the grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: risk-free interest rates of 4.25% and 3.33%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 106.5% and 107.9%, and a weighted-average expected life of the options of 10 and 10. There were no stock options granted in Fiscal 2002.

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

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information related to the Company’s stock option activity for the years ended June 30, 2004, 2003 and 2002:

	Year Ended June 30,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Outstanding at beginning of the year	2,716,000	$1.15	2,316,000	$1.29	2,996,750	$1.30
Granted	2,425,000	1.22	400,000	0.36	—	—
Exercised	(546,000)	0.64	—	—	—	—
Forfeited	(1,300,000)	1.17	—	—	(680,750)	1.34

Outstanding at end of the year	3,295,000		2,716,000		2,316,000

Exercisable at end of the year	945,000		2,360,997		1,605,997

Weighted average fair value of options granted during the year	$1.20		$0.12		$—

The following table summarizes information about the options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise	Outstanding at	Remaining	Average Exercise	Number	Average Exercise
Prices	June 30, 2004	Contractual Life	Price	Exercisable	Price
$5.125-$5.25	150,000	3.13	5.24	150,000	5.24
$1.51-$2.86	1,150,000	9.86	1.99	—	—
$.32-$.69	1,995,000	8.26	.65	795,000	.63

The Company has 760,000 warrants outstanding at June 30, 2004 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.

Shares of common stock have been reserved for future issuance at June 30, 2004 as follows:

Convertible related party note	92,195
Warrants	760,000
Stock options	3,295,000

Total	4,147,195

NOTE 11 — INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

There is no provision or benefit for income taxes for the years ended June 30, 2004, 2003 and 2002 as the Company has substantial tax assets, described more fully below, which have not been recognized.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	Year Ended June 30,
	2004	2003	2002
Deferred tax assets:
Bad debt and notes receivable reserve	$706,992	$4,620,512	$4,603,954
Other	192,440	379,628	937,650
Impairment charge	1,975,228	3,036,963	2,513,767
Capital loss carryover	—	200,261	200,261
Net operating loss carryforward	7,686,740	4,590,657	3,907,860

Deferred tax assets	10,561,400	12,828,021	12,163,492
Deferred tax liabilities:
Depreciable/amortizable assets	(646,886)	(965,047)	(63,762)
Valuation allowance	(9,914,514)	(11,862,974)	(12,099,730)

Deferred tax liabilities	(10,561,400)	(12,828,021)	(12,163,492)

Net deferred tax (liability) asset	$—	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of $9,914,514, $11,862,974 and $12,099,730 is necessary at June 30, 2004, 2003 and 2002, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period was approximately $1,948,460 for the year ended June 30, 2004. At June 30, 2004, the Company had available net operating loss carryforwards of approximately $20,427,158, which expire in 2019 through 2024. Certain of the Company’s net operating loss carryforwards are subject to annual limitations.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years ended June 30, 2004, 2003 and 2002 is as follows:

	Year Ended June 30,
	2004	2003	2002
Statutory federal rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	3.63	3.63	(3.63)
Goodwill and other non-deductible items	2.51	356.26	4.50
Change in valuation allowance	(40.14)	(404.03)	30.30
Other	—	10.14	2.83

Effective tax rate	0%	0%	0%

NOTE 12 — EMPLOYEE BENEFIT PLAN

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

Under the 401(k) Plan, new employees who are at least 18 years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to reduce their compensation by the lesser of 70% of their

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

annual compensation or the statutorily prescribed annual limit of $12,000 (for calendar year ending December 31, 2003) and have the reduced amount contributed to the 401(k) Plan. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ending June 30, 2004, 2003 or 2002. Participants in the 401(k) Plan do not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

In addition, on August 17, 2004, we received a Notice of Intent to Initiate Litigation for Medical Negligence from Carol Katz, as personal representative of the estate of Charles K. Katz. Under Florida law, plaintiffs in medical malpractice actions are required to provide such a notice at least ninety days prior to commencing litigation. The plaintiff’s notice alleges negligence in the treatment of Mr. Katz that resulted in his death. Plaintiff’s notice does not allege any specific damages. We intend to investigate this claim and defend it vigorously, but the outcome of this matter is not presently determinable. Our ultimate liability, if any, with respect to this matter is not presently determinable.

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

Leases

The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was approximately $1.8 million for each of the years ended June 30, 2004, 2003 and 2002, respectively. Future annual minimum payments under such leases as of June 30, 2004 are as follows:

For the fiscal year ending June 30,
2005	$1,834,708
2006	1,299,282
2007	1,022,216
2008	1,009,468
2009	300,730

Total	$5,466,404

Employment Agreements

The Company has an employment agreement with one of its management employees, which includes, among other terms, non-competition provisions and salary continuation benefits. The Company also terminated an employment contract with its former President, which resulted in the cancellation of his stock options with consideration paid for the cancellation, and severance payments made in a lump sum as well as through installment payments through September 2004.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 — VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s Valuation and Qualifying Accounts consists of the following:

	Year ended June 30,
	2004	2003	2002
Allowance for doubtful accounts related to accounts receivable:
Balance at beginning of period	$4,823,000	$4,807,000	$4,741,000
Provision for doubtful accounts	104,296	44,000	66,000
Write-offs of uncollectible accounts receivable	(4,100,332)	(28,000)	—

Balance at end of period	$826,964	$4,823,000	$4,807,000

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period	$6,367,000	$6,367,000	$6,367,000
Provision for doubtful accounts	—	—	—
Write-offs of uncollectible notes receivable	(6,367,000)	—	—

Balance at end of period	$—	$6,367,000	$6,367,000

Tax valuation allowance for deferred tax assets:
Balance at beginning of period	$11,862,974	$12,099,730	$11,106,764
Additions	—	—	992,966
Deductions	(1,948,460)	(236,756)	—

Balance at end of period	$9,914,514	$11,862,974	$12,099,730

NOTE 15 — QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2004 (a)
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue from continuing operations	$25,063,399	$24,368,236	$25,900,705	$27,127,177	$102,459,517
Net income (loss)	$2,501,350	$(354,808)	$1,511,235	$1,630,592	$5,288,369
Basic net income (loss) per share	$.06	$(.01)	$.04	$.03	$.12
Diluted net income (loss) per share	$.05	$(.01)	$.03	$.03	$.11

	For the Year Ended June 30, 2003 (a)
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue from continuing operations	$23,475,848	$23,988,134	$24,187,129	$25,513,723	$97,164,834
Net (loss) income	$(691,636)	$(372,487)	$298,376	$824,345	$58,598
Basic and diluted (loss) income per share	$(.02)	$(.01)	$.01	$.02	$—

(a)	As discussed in Note 3, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its IPAs. During Fiscal 2004, the Company disposed of its home health operations. These transactions are shown as discontinued operations. Therefore, the above quarterly information has been reclassified to agree with the current presentation. These reclassifications had no effect on the previously reported net income (loss) or net income (loss) per share for any quarter presented.

EXHIBIT INDEX

Description	Exhibit Number
Managed Care Agreement dated July 1, 1995, by and between Continucare Corporation and Vista Healthplan of South Florida, Inc.	10.6

Airport Corporate Center Office Lease dated June 3, 2004, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Continucare Corporation	10.9

Subsidiaries of the Company	21.1

Consent of Ernst & Young LLP	23.1

Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2