Form 10-Q
period 2004-09-30
CONTINUCARE CORP
filed 2004-11-12
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)

7200 Corporate Center Drive
Suite 600
Miami, Florida 33126
(Address of principal executive offices)
(Zip Code)

(305) 500-2000
(Registrant’s telephone number, including area code)

80 S.W. 8th Street, Suite 2350, Miami, Florida 33130
(Former name, former address and former fiscal year, if changed since last report)

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

At November 2, 2004, the Registrant had 50,300,186 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,572,656	$720,360
Certificates of deposit, current	71,222	101,515
Other receivables	318,121	423,215
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $11,259,000 and $11,450,000, respectively	3,624,587	3,337,293
Prepaid expenses and other current assets	477,444	890,806

Total current assets	7,064,030	5,473,189
Certificates of deposit	30,000	30,000
Equipment, furniture and leasehold improvements, net	555,857	492,054
Goodwill	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,157,000 and $2,069,000, respectively	1,354,655	1,442,858
Deferred financing costs, net of accumulated amortization of approximately $443,750 and $222,500, respectively	441,252	662,502
Other assets, net	88,207	100,483

Total assets	$23,876,511	$22,543,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393,863	$504,151
Accrued expenses	1,393,134	1,452,598
Due to Medicare, net	24,447	14,645
Liabilities related to discontinued operations	188,451	208,484
Current portion of related party note payable	8,052	8,052
Current portion of capital lease obligations	81,163	81,163
Deferred revenue	3,000,000	3,000,000

Total current liabilities	5,089,110	5,269,093
Capital lease obligations, less current portion	83,628	101,177
Long-term debt	29,077	29,077
Related party note payable, less current portion	117,717	117,717

Total liabilities	5,319,532	5,517,064
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized, 53,296,379 shares issued and 50,300,186 shares outstanding at September 30, 2004 and June 30, 2004	5,031	5,031
Additional paid-in capital	69,862,973	69,907,973
Accumulated deficit	(45,886,324)	(47,461,771)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	18,556,979	17,026,532

Total liabilities and shareholders’ equity	$23,876,511	$22,543,596

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenue:
Medical services revenue, net	$26,610,444	$24,927,130
Management fee revenue and other income	180,595	136,269

Total revenue	26,791,039	25,063,399
Operating expenses:
Medical services:
Medical claims	19,016,175	18,806,725
Other direct costs	3,151,253	2,861,583

Total medical services	22,167,428	21,668,308

Administrative payroll and employee benefits	1,207,565	893,215
General and administrative	1,595,303	1,608,208

Total operating expenses	24,970,296	24,169,731

Income from operations	1,820,743	893,668
Other income (expense):
Interest income	3,120	655
Interest expense	(248,416)	(245,613)
Medicare settlement related to terminated operations	—	2,218,278

Income from continuing operations	1,575,447	2,866,988
Income (loss) from discontinued operations:
Home health operations	—	(438,729)
Terminated IPAs	—	73,091

Loss from discontinued operations	—	(365,638)

Net income	$1,575,447	$2,501,350

Basic net income (loss) per common share:
Income from continuing operations	$.03	$.07
Loss from discontinued operations	—	(.01)

Net income per common share	$.03	$.06

Diluted net income (loss) per common share:
Income from continuing operations	$.03	$.06
Loss from discontinued operations	—	(.01)

Net income per common share	$.03	$.05

Weighted average common shares outstanding:
Basic	50,300,186	42,379,001

Diluted	51,685,339	47,318,412

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,575,447	$2,501,350
Loss from discontinued operations	—	365,638

Income from continuing operations	1,575,447	2,866,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	356,898	275,983
Medicare settlement related to terminated operations	—	(2,218,278)
Changes in operating assets and liabilities, excluding the effect of disposals:
Prepaid expenses and other current assets	413,362	159,886
Other receivables	105,094	12,902
Other assets	12,276	(1,446)
Due from HMO’s, net	(287,294)	(786,527)
Due to Medicare, net	9,802	3,935
Accounts payable and accrued expenses	(169,752)	414,076

Net cash provided by continuing operations	2,015,833	727,519
Net cash used in discontinued operations	(20,033)	(118,636)

Net cash provided by operating activities	1,995,800	608,883
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit	30,293	31,050
Purchase of property and equipment	(111,248)	(59,869)

Net cash used in continuing operations	(80,955)	(28,819)
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(80,955)	(28,819)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible subordinated notes	—	(68,474)
Payment of fees related to private placement transaction	(45,000)	—
Principal repayments under capital lease obligation	(17,549)	(19,238)
Net decrease in credit facility	—	(434,388)
Repayments to Medicare per agreement	—	(115,699)

Net cash used in continuing operations	(62,549)	(637,799)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(62,549)	(637,799)

Net increase (decrease) in cash and cash equivalents	1,852,296	(57,735)
Cash and cash equivalents at beginning of period	720,360	160,743

Cash and cash equivalents at end of period	$2,572,656	$103,008

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 1 — UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be reported for the remainder of the year ending June 30, 2005 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2005 refers to the fiscal year ending June 30, 2005, Fiscal 2004 refers to the fiscal year ending June 30, 2004, and Fiscal 2003 refers to the fiscal year ending June 30, 2003.

The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in that report.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NOTE 2 — GENERAL

Continucare Corporation is a mixed model provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, nurses and nurse’s aides. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s net medical services revenues are derived from managed care agreements with two health maintenance organizations, Humana Medical Plans, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.

In an effort to streamline operations and stem operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the IPA physician contracts associated with one HMO, which consisted of 29 physicians at the time of the termination. Additionally, in December 2003, the Company implemented a plan to dispose of its home health operations. The home health disposition occurred in three separate transactions and was concluded on February 7, 2004. As a result of these transactions, the operations of the terminated IPAs and the home health operations are shown as discontinued operations. (See Note 4.)

During the three-month period ended September 30, 2004, the Company’s claims loss ratio (medical claims expense as a percentage of medical services revenue) improved as compared to the corresponding period of Fiscal 2004 due in part to an increase in revenue from higher per member premiums for Medicare members resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the increased phase-in of the Medicare risk adjustment program. In response to the Medicare Modernization Act, the HMOs enhanced benefits offered to their Medicare members. The Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

anticipates that these benefit changes will result in an increase in medical claims expense and may result in an increase in the claims loss ratio in future periods. Increases in the claims loss ratio could reduce the Company’s profitability and cash flows. The Company cannot predict what impact, if any, these developments may have on its results of operations.

NOTE 3 – STOCK BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, (“APB No. 25”) “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Although the Company follows APB No. 25 for its employee stock options, SFAS No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure,” requires the Company to disclose pro forma results of operations as if the Company’s stock options had been accounted for using the fair value provisions of SFAS No. 123. The Company’s pro forma information follows:

	Three months ended
	September 30,
	2004	2003
Net income as reported	$1,575,447	$2,501,350
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	245,820	—

Pro forma	$1,329,627	$2,501,350
Basic net income per common share:
As reported	$.03	$.06
Pro forma	$.03	$.06
Diluted net income per common share:
As reported	$.03	$.05
Pro forma	$.03	$.05

In August 2004, the Company’s shareholders approved an amendment to the Amended and Restated Continucare Corporation 2000 Stock Option Plan (the “2000 Stock Option Plan”) to increase the authorized shares for issuance upon the exercise of stock options from 4,000,000 to 7,000,000. Under the terms of the 2000 Stock Option Plan, the options generally expire 10 years after the date of the grant.

NOTE 4 – DISCONTINUED OPERATIONS

In an effort to streamline operations and stem operating losses, effective January 1, 2003, the Company terminated its Medicare and Medicaid lines of business for all of the IPAs associated with one HMO. The terminated IPAs did not contribute any revenue but generated operating income of approximately $73,000 during the three-month period

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

ended September 30, 2003. The operating income was primarily the result of a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO.

In December 2003, the Company implemented a plan to dispose of its home health operations. The disposition occurred in transactions with three entities that acquired substantially all of the existing home health operations in separate transactions that concluded in February 2004. In two of the transactions, the employees and patients of the Company’s Medicare certified home health agencies in Broward and Miami-Dade Counties of Florida were transferred to the acquirer and no assets or liabilities were transferred. In the third transaction, the Company sold the stock of its private duty home health agency subsidiary for a cash purchase price of $9,000. The Company retained all of the related accounts receivable, as well as all obligations for accounts payable which existed as of the date of the sale. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the home health operations are shown as discontinued operations.

The home health operations contributed revenue of $1.2 million and generated operating losses of $365,000 during the three-months ended September 30, 2003, before any corporate overhead allocation or interest expense.

NOTE 5 – DEFERRED REVENUE

In April 2003, the Company executed a Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”). Pursuant to the Humana PGP Agreement, the Company agreed to assume certain management responsibilities on a non-risk basis for Humana’s Medicare, commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties of Florida. Revenue from this contract consists of a monthly management fee intended to cover the costs of providing these services. Simultaneously with the execution of the Humana PGP Agreement, the Company restructured the terms of a $3.9 million contract modification note with Humana. Pursuant to the restructuring, the contract modification note was cancelled. The Humana PGP Agreement expires in April 2005 and contains a provision for liquidated damages in the amount of $4.0 million, which can be asserted by Humana under certain circumstances. Under the terms of the Humana PGP Agreement, if the Company remains in compliance with the terms of the agreement, Humana, at its option, may reduce the maximum amount of liquidated damages at specified dates during the two-year term of the Humana PGP Agreement.

Because there were contingent circumstances under which future payments of liquidated damages to Humana could equal the amount of debt forgiven, the $3.9 million gain that otherwise would have been recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003 was deferred. To the extent that Humana reduces the maximum amount of liquidated damages, a portion of the deferred gain will be recognized in a manner consistent with the reduction in the liquidated damages. During Fiscal 2004, the Company was notified that the maximum amount of liquidated damages had been reduced by $1.0 million to $3.0 million as of June 30, 2004. In November 2004, the Company was notified that the liquidated damages had been further reduced to $2.5 million. Accordingly, the Company will recognize $0.5 million of deferred revenue in the second quarter of Fiscal 2005. At the expiration of the term of the Humana PGP Agreement, the liquidated damage provision will lapse and the Company will recognize any remaining portion of the deferred gain.

NOTE 6 –CREDIT FACILITY

The Company has in place a credit facility that provides for a revolving loan to the Company of $3.0 million (the “Credit Facility”). Effective March 30, 2004, the Company obtained an extension of the maturity date for the Credit Facility until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Frost, a principal shareholder of the Company and member of the Board of Directors. In order to obtain the extension of the maturity date, Dr. Frost was required to renew his personal guarantee. In consideration of Dr. Frost’s reaffirmation of his personal guarantee, the Company issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The shares of common stock issued were valued at $870,000 based on the market price of the Company’s common stock on March 26, 2004, the date on which the guarantee was renewed. This amount has

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

been recorded as deferred financing costs and will be amortized through March 31, 2005. The terms of the Credit Facility remained substantially unchanged, except for the removal of a financial covenant that previously required the Company to maintain a minimum fixed charge coverage ratio.

At September 30, 2004, there was no outstanding principal balance on the Credit Facility. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate, which was 1.69% at September 30, 2004. In addition to Dr. Frost’s personal guarantee, all assets of the Company serve as collateral for the Credit Facility.

NOTE 7 – EARNINGS PER SHARE

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three-Months Ended
	September 30,
	2004	2003
Basic weighted average number of shares outstanding	50,300,186	42,379,001
Dilutive effect of stock options	1,292,958	114,410
Dilutive effect of convertible debt	92,195	4,825,001

Diluted weighted average number of shares outstanding	51,685,339	47,318,412

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	880,000	2,515,000
Warrants	760,000	760,000

NOTE 8 – DIRECTOR COMPENSATION

For Fiscal 2004, the Company’s Directors did not receive any cash compensation for service on the Board of Directors but were reimbursed for certain expenses in connection with attendance at Board meetings or other meetings on the Company’s behalf. For Fiscal 2005, non-employee Directors will receive an annual cash retainer of $15,000. In addition, for Fiscal 2005, the Chairmen of the Nominating and Compensation Committees will receive an additional cash retainer of $2,500 and the Chairman of the Audit Committee will receive an additional cash retainer of $5,000. Also, during the three-month period ended September 30, 2004, each non-employee Board member of the Company was granted fully vested options to purchase 20,000 shares of common stock, and one Board member was granted additional options to purchase 20,000 shares of common stock in connection with his initial appointment to the Board. Of the additional options granted, 6,666 vested immediately and the remaining 13,334 vest over a two-year period. In accordance with APB No. 25, no expense was recognized for these options since the exercise price equaled the market price of the underlying stock on the date of grant.

NOTE 9 – INCOME TAXES

No provision for income taxes was recorded in the three-month periods ended September 30, 2004 and 2003, due primarily to the utilization of prior year net operating loss carryforwards. The Company periodically performs an analysis of the realizability of its deferred tax assets based on its assessment of current and expected operating results. During the three-month period ended September 30, 2004, the valuation allowance for deferred tax assets was reduced due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 10 – CONTINGENCIES

The Company is a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL CORPORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed on January 24, 2002 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleges vicarious liability for medical malpractice. The stay on the case has recently been lifted. The Company intends to defend itself against this case vigorously, but its outcome cannot be predicted. The Company’s ultimate liability, if any, with respect to the lawsuit is presently not determinable.

In addition, on August 17, 2004, the Company received a Notice of Intent to Initiate Litigation for Medical Negligence from Carol Katz, as personal representative of the estate of Charles K. Katz. Under Florida law, plaintiffs in medical malpractice actions are required to provide such a notice at least ninety days prior to commencing litigation. The plaintiff’s notice alleges negligence in the treatment of Mr. Katz that resulted in his death. Plaintiff’s notice does not allege any specific damages. The Company intends to investigate this claim and defend it vigorously, but the outcome of this matter is not presently determinable. The Company’s ultimate liability, if any, with respect to this matter is not presently determinable.

The Company is also involved in other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. The Company has recorded an accrual for medical malpractice claims, which includes amounts for insurance deductibles and projected exposure, based on management’s estimate of the ultimate outcome of such claims. The amount of our ultimate liability, if any, in these matters is not presently determinable and our ultimate liability may exceed our accrual for such claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:

•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”) and the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), including any changes that may result from HMOs enhancing the benefits they offer to their Medicare members; and

•	Our ability to utilize our net operating losses for Federal income tax purposes.

     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•	Our dependence on two HMOs for substantially all of our revenues;

•	Our ability to enter into and renew managed care provider arrangements on acceptable terms;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative changes in governmental regulations, including possible changes in Medicare programs that may impact reimbursements to health care providers and insurers;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our managed care operations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss or expiration of significant contracts, including the Humana PGP Agreement;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods;

•	The impact on us if our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act are found not to be effective;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.

     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2004.

General

     We are a mixed model provider of primary care physician services. Through our network of 15 medical centers and 31 IPAs located in Miami-Dade, Broward and Hillsborough Counties, Florida, we were responsible for providing primary care medical services or overseeing the provision of primary care services by affiliated physicians to approximately 15,600 patients on a full risk basis and approximately 12,600 patients on a limited or non-risk basis as of September 30, 2004. For the three-months ended September 30, 2004, approximately 94% of our revenue was generated by providing services to Medicare-eligible members under full-risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources. Prior to their disposition in January and February 2004, we provided home health care services to recovering, disabled, chronically ill and terminally ill patients in their homes.

     In an effort to streamline and stem operating losses, effective January 1, 2003, we terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of our IPAs. Additionally, in December 2003, we implemented a plan to dispose of our home health operations. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of the terminated IPAs and our home health operations are shown as discontinued operations.

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

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

Revenue Recognition

     Revenue is recorded in the period services are rendered as determined by the respective contract. Under our full risk arrangements with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician and we assume responsibility for the cost of all medical services, even those we do not provide directly. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at September 30, 2004, because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

     Under our limited risk and non-risk arrangements with HMOs, we receive a management fee based on the number of patients for which we are providing services on a monthly basis. The management fee is recorded as revenue in the period in which services are provided as determined by the respective contract.

Medical Claims Expense Recognition

     The cost of health care services provided or contracted for is accrued in the period in which the services are provided and includes an estimate of the related liability for medical claims incurred but not yet reported, or IBNR. Estimating IBNR involves a significant amount of judgment and represents a material portion of our medical claims liability which is presented in the balance sheet net of amounts due from HMOs. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

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

     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of September 30, 2004 was between approximately $10.4 million and $11.4 million. As of September 30, 2004, we had recorded a liability of approximately $11.3 million for IBNR based on our monthly calculation process. As the amount recorded was within the actuarial range, no further analysis was performed.

Consideration of Impairment Related to Goodwill and Other Intangible Assets

     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 68% of our total assets as of September 30, 2004. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

     Because we operate in a single segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida, management has determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current carrying value of the total net assets, including goodwill and intangible assets. We perform an annual impairment test on May 1st of each year. Should we determine that an indicator of impairment has occurred, such as those noted above, we would be required to perform an additional impairment test. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 TO THE THREE- MONTH PERIOD ENDED SEPTEMBER 30, 2003

Revenue from Continuing Operations

     Medical services revenue increased by $1.7 million, or 6.8%, to $26.6 million for the three-month period ended September 30, 2004, from $24.9 million for the three-month period ended September 30, 2003. The most significant component of our medical services revenue is the revenue we generate from Medicare patients under full risk arrangements. During the three months ended September 30, 2004, revenue generated by our Medicare full risk arrangements increased approximately 17.7% on a per patient per month basis over the comparable period of Fiscal 2004, which was partially offset by a decrease of approximately 7.3% in Medicare patients months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. Under the Medicare risk adjustment program, the health status of Medicare Advantage participants is taken into account in determining premiums paid for each participant rather than merely demographic factors, as has historically been the case. The Centers for Medicare and Medicaid Services (“CMS”) periodically recompute the premiums to be paid to the HMOs based on updated health status and demographic factors. Due to the timing of when the updated premium amounts are paid to the HMOs, the per patient per month premiums we receive from the HMOs may include retroactive adjustments to amounts previously paid. Included in medical services revenue for the three-month period ended September 30, 2004 are retroactive Medicare risk adjustments of approximately $0.6 million.

     Management fee revenue and other income of $0.2 and $0.1 million for the three-month periods ended September 30, 2004 and 2003, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for approximately 75% and 73% of our medical services revenue for the three-month periods ended September 30, 2004 and 2003, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 25% and 27% of our medical services revenue for the three-month periods ended September 30, 2004 and 2003, respectively.

Expenses from Continuing Operations

     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients. Medical claims expense includes the costs of medical services provided to our patients by providers other than us for which we are financially responsible under the terms of our full risk contracts with HMOs. Other direct costs include the salaries, taxes and benefits of our health professionals providing primary care services, medical malpractice insurance costs, capitation payments to our IPA physicians and other costs related to the provision of medical services to our patients.

     Medical services expenses for the three-month period ended September 30, 2004, increased by $0.5 million, or 2.3%, to $22.2 million from $21.7 million for the three-month period ended September 30, 2003. As a percentage of total revenue, medical services expenses decreased to 82.7% for the three-month period ended September 30, 2004, as compared to 86.5% for the three-month period ended September 30, 2003. The increase in medical services expenses was due to increases in other direct costs and medical claims expense. Medical claims expense increased by $0.2 million, or 1.1%, to $19.0 million for the three-month period ended September 30, 2004, from $18.8 million for the three-month period ended September 30, 2003. The increase in medical claims expense was primarily due to higher stop-loss insurance costs. However, the increase in medical services revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment more than offset the increase in claims expense for the three-months ended September 30, 2004. As a result, notwithstanding the increase in our medical claims expenses, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 71.5% in the three-month period ended September 30, 2004, from 75.4% in the three-month period ended September 30, 2003. In response to the Medicare Modernization Act, certain benefits offered to Medicare patients were enhanced by the HMOs. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. In addition, as noted above, the comparatively higher medical services revenue we experienced during the three months ended September 30, 2004, as compared to the same period of Fiscal 2004 also relates, in part, to the fact that the Medicare Modernization Act and the Medicare risk adjustment program were not in effect during the three months ended September 30, 2003. As a result, we may not experience the same comparative decrease in our claims loss ratio during periods of Fiscal 2005 that correspond to periods of Fiscal 2004 during which those programs were in effect. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

     Other direct costs increased by $0.3 million, or 10.1%, to $3.2 million for the three-month period ended September 30, 2004, from $2.9 million for the three-month period ended September 30, 2003. As a percentage of total revenue, other direct costs increased to 11.8% for the three-month period ended September 30, 2004 from 11.4% for the three-month period ended September 30, 2003. The increase in other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers.

     Administrative payroll and employee benefits expense increased by $0.3 million, or 35.2%, to $1.2 million for the three-month period ended September 30, 2004, from $0.9 million for the three-month period ended September 30, 2003. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.5% for the three-month period ended September 30, 2004, from 3.6% for the three-month period ended September 30, 2003. The increase in administrative payroll and employee benefits expense was primarily due to an increase in salaries related to the hiring of additional marketing and executive personnel.

     General and administrative expenses remained constant at $1.6 million for the three-month periods ended September 30, 2004 and 2003. As a percentage of total revenue, general and administrative expenses decreased to 6.0% for the three-month period ended September 30, 2004, from 6.4% for the three-month period ended September 30, 2003.

Income from Operations

     Income from operations for the three-month period ended September 30, 2004 increased by $0.9 million to $1.8 million, or 6.8% of total revenue, from $0.9 million, or 3.6% of total revenue, for the three-month period ended September 30, 2003.

Interest Expense

     Interest expense for the three-month periods ended September 30, 2004 and 2003 remained relatively constant at $0.2 million.

Medicare Settlement Related to Terminated Operations

     During the three-month period ended September 30, 2003, we recorded other income of $2.2 million relating to the settlement of an alleged Medicare obligation. The alleged obligation related to rehabilitation clinics that were previously operated by one of our former subsidiaries and were sold in 1999. The Centers for Medicare and Medicaid Services (“CMS”) had alleged that Medicare overpayments were made relating to services rendered by these clinics and other related clinics during a period in which the clinics were operated by entities other than us. We requested that CMS reconsider the alleged liability, and in October 2003 we were notified that the liability had been reduced from the originally asserted amount of $2.4 million to $0.2 million.

Loss from Discontinued Operations-Home Health Operations

     Our home health operations contributed $1.2 million in revenue and generated losses of $0.4 million during the three-month period ended September 30, 2003.

Income from Discontinued Operations-Terminated IPAs

     The IPAs we terminated effective January 1, 2003, did not contribute any revenue but generated income of $73,000 during the three-month period ended September 30, 2003. Income generated by the terminated IPAs during the three-month period ended September 30, 2003 resulted from a settlement with an HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003.

Taxes

     No provision for income taxes was recorded in the three-month periods ended September 30, 2004 and 2003, due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. During the three-month period ended September 30, 2004, the valuation allowance for deferred tax assets was reduced due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for the three-month period ended September 30, 2004 decreased by $0.9 million to $1.6 million from $2.5 million for the three-month period ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, working capital was $2.0 million, an increase of $1.8 million from $0.2 million at June 30, 2004. The increase in working capital for the three-month period ended September 30, 2004, was primarily due to net income of $1.6 million. Cash and cash equivalents were $2.6 million at September 30, 2004, compared to $0.7 million at June 30, 2004.

     Net cash of $2.0 million was provided by operating activities from continuing operations for the three-month period ended September 30, 2004, compared to $0.7 million for the three-month period ended September 30, 2003. The increase of $1.3 million in cash provided by operating activities for the three-month period ended September 30, 2004, was primarily due to an increase in operating income of $0.9 million.

     Effective January 1, 2003, we terminated all of our IPA relationships associated with one HMO and in December 2003, we implemented a plan to dispose of our home health operations as described above. As a result, the operations of the terminated IPAs and home health operations are shown as discontinued operations. For the three-month period ended September 30, 2004, the terminated IPAs did not contribute any revenue but generated income of approximately $73,000. The home health operations contributed revenue of $1.2 million and generated losses of $0.4 million during the three-month period ended September 30, 2003.

     For the three-month period ended September 30, 2004, our claims loss ratio improved due in part to an increase in revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment. During calendar 2004, certain benefits offered to Medicare members were enhanced by the HMOs for whom we treat patients in response to the Medicare Modernization Act, and we anticipate that the benefits will again be enhanced in calendar 2005. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. We cannot predict what future impact, if any, these developments may have on our results of operations or cash flows from operations. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

     Net cash of approximately $81,000 was used for investing activities from continuing operations for the three-month period ended September 30, 2004, compared to approximately $29,000 for the three-month period ended September 30, 2003. Net cash used for investing activities primarily related to the purchase of equipment.

     Net cash of approximately $63,000 was used in financing activities from continuing operations for the three-month period ended September 30, 2004, compared to net cash used of $0.6 million for the three-month period ended September 30, 2003. The decrease in cash used in financing activities of $0.6 million for the three-month period ended September 30, 2004 was primarily due to a decrease in the repayment of long-term debt.

     We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, and our Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2004, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, we had no amount outstanding under this facility at September 30, 2004. We have no material risk associated with foreign currency exchange rates or commodity prices.

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

     Provided with this quarterly report on Form 10-Q are certifications of our Chief Executive Officer and our Chief Financial Officer. We are required to provide those certifications by Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s implementing regulations. Item 4 of this quarterly report on Form 10-Q is the information concerning the evaluation referred to in those certifications, and you should read this information in conjunction with those certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 10 of our Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     See Part I, Item 4 “Submission of Matters to a Vote of Security Holders” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 5. Other Information

     On March 4, 2004, our Board of Directors determined that a majority of the members of our Board of Directors, including Dr. Phillip Frost, were “independent” within the meaning of Rule 121 of the American Stock Exchange (the “AMEX”), and the Board of Directors appointed Dr. Frost to the Nominating Committee of our Board of Directors, where he served as Chairman. Our Board of Directors continues to believe that Dr. Frost is “independent” within the meaning of AMEX Rule 121. However, in light of Dr. Frost’s significant holdings of our common stock and his personal guarantee of our Credit Facility, in order to resolve any question of Dr. Frost’s eligibility to serve on our Nominating Committee, Dr. Frost elected to step down from the Nominating Committee on November 9, 2004. Our Nominating Committee is now comprised of Robert J. Cresci, Neil Flanzraich, Dr. Jacob A. Nudel and A. Marvin Strait. Dr. Frost does not serve on our Audit or Compensation Committees and, even if Dr. Frost were not to be considered “independent,” a majority of the members of our Board of Directors would still be “independent” within the meaning of AMEX Rule 121.

     In addition, on November 9, 2004, our Board of Directors approved a Management Incentive Compensation Plan that provides for the payment of cash bonuses to eligible members of our management team, including our senior executive officers. To be eligible to receive a bonus under the plan, eligible employees must be employed by us at the end of Fiscal 2005 and on the date on which we pay any such bonuses. We presently expect that approximately 30 employees will be eligible to participate in the plan. Under the terms of the plan, we will establish a pool from which any bonuses would be paid in an amount equal to an established percentage of the amount by which our pre-tax earnings for Fiscal 2005 exceeds a pre-determined threshold. We presently expect that for Fiscal 2005 the pool will be approximately $300,000, but the ultimate size of the pool is dependent upon our performance for Fiscal 2005. Any cash bonuses to be paid under the plan will be paid to eligible participants from the pool in amounts approved by our Compensation Committee after considering the recommendations of our Chief Executive Officer, and the plan does not obligate us to distribute the entire pool available for distribution.

Item 6. Exhibits

     Exhibits

10.1	Form of Stock Option Agreement under the Continucare Corporation Amended and Restated 2000 Stock Option Plan.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: November 12, 2004	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger Jr.
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Description	Exhibit Number
Form of Stock Option Agreement under the Continucare Corporation Amended and Restated 200 Stock Option Plan	10.1

Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2
Certification Pursuant to 18 U.S.C. Section 1350, as

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
Certification Pursuant to 18 U.S.C. Section 1350, as

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2