Form 10-Q
period 2004-12-31
CONTINUCARE CORP
filed 2005-02-10
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)

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

At February 2, 2005, the Registrant had 50,326,852 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,827,181	$720,360
Certificates of deposit, current	-	101,515
Other receivables	143,939	423,215
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $10,460,000 and $11,450,000, respectively	3,710,829	3,337,293
Prepaid expenses and other current assets	819,470	890,806

Total current assets	11,501,419	5,473,189

Certificates of deposit	30,350	30,000
Equipment, furniture and leasehold improvements, net	599,481	492,054
Goodwill, net	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,245,000 and $2,069,000, respectively	1,266,452	1,442,858
Deferred financing costs, net of accumulated amortization of approximately $665,000 and $222,500, respectively	220,002	662,502
Other assets, net	72,956	100,483

Total assets	$28,033,170	$22,543,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$970,311	$504,151
Accrued expenses	1,737,698	1,452,598
Due to Medicare, net	24,446	14,645
Liabilities related to discontinued operations	150,002	208,484
Current portion of related party notes payable	121,743	8,052
Current portion of capital lease obligations	55,620	81,163
Note payable	1,040,000	-
Deferred revenue	2,500,000	3,000,000

Total current liabilities	6,599,820	5,269,093
Capital lease obligations, less current portion	88,066	101,177
Long term debt, less current portion	29,077	29,077
Related party notes payable, less current portion	-	117,717

Total liabilities	6,716,963	5,517,064
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized, 53,323,045 shares issued and 50,326,852 shares outstanding at December 31, 2004 and 53,296,379 shares issued and 50,300,186 shares outstanding at June 30, 2004	5,034	5,031
Additional paid-in capital	70,152,970	69,907,973
Accumulated deficit	(43,417,096)	(47,461,771)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	21,316,207	17,026,532

Total liabilities and shareholders’ equity	$28,033,170	$22,543,596

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three-Months Ended December 31,
	2004	2003
Revenue:
Medical services revenue, net	$27,107,151	$24,173,674
Management fee revenue and other income	420,063	194,562

Total revenue	27,527,214	24,368,236
Operating expenses:
Medical services:
Medical claims	18,600,734	18,141,504
Other direct costs	3,621,073	2,890,296

Total medical services	22,221,807	21,031,800

Administrative payroll and employee benefits	1,383,096	993,101
General and administrative	1,743,731	1,971,804
Gain on extinguishment of debt	(500,000)	(350,000)

Total operating expenses	24,848,634	23,646,705

Income from operations	2,678,580	721,531
Other income (expense):
Interest income	18,192	1,421
Interest expense	(227,544)	(243,712)

Income from continuing operations	2,469,228	479,240
Loss from discontinued home health operations	-	(834,048)

Net income (loss)	$2,469,228	$(354,808)

Basic net income (loss) per common share:
Income from continuing operations	$.05	$.01
Loss from discontinued operations	-	(.02)

Net income (loss) per common share	$.05	$(.01)

Diluted net income (loss) per common share:
Income from continuing operations	$.05	$.01
Loss from discontinued operations	-	(.02)

Net income (loss) per common share	$.05	$(.01)

Weighted average common shares outstanding:
Basic	50,311,780	42,379,001

Diluted	51,887,604	48,191,924

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six-Months Ended December 31,
	2004	2003
Revenue:
Medical services revenue, net	$53,717,702	$49,107,176
Management fee revenue and other income	600,658	324,459

Total revenue	54,318,360	49,431,635
Operating expenses:
Medical services:
Medical claims	37,616,515	36,948,229
Other direct costs	6,697,326	5,751,879

Total medical services	44,313,841	42,700,108

Administrative payroll and employee benefits	2,667,156	1,886,316
General and administrative	3,338,039	3,580,735
Gain on extinguishment of debt	(500,000)	(350,000)

Total operating expenses	49,819,036	47,817,159

Income from operations	4,499,324	1,614,476
Other income (expense):
Interest income	21,311	2,076
Interest expense	(475,960)	(488,601)
Medicare settlement related to terminated operations	-	2,218,278

Income from continuing operations	4,044,675	3,346,229
Income (loss) from discontinued operations:
Home health operations	-	(1,272,778)
Terminated IPAs	-	73,091

Loss from discontinued operations	-	(1,199,687)

Net income	$4,044,675	$2,146,542

Basic net income (loss) per common share:
Income from continuing operations	$.08	$.08
Loss from discontinued operations	-	(.03)

Net income per common share	$.08	$.05

Diluted net income (loss) per common share:
Income from continuing operations	$.08	$.07
Loss from discontinued operations	-	(.03)

Net income per common share	$.08	$.04

Weighted average common shares outstanding:
Basic	50,305,983	42,379,001

Diluted	51,786,472	47,755,168

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six-Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,044,675	$2,146,542
Loss from discontinued operations	-	1,199,687

Income from continuing operations	4,044,675	3,346,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	727,759	555,952
Recognition of compensation expense related to issuance of stock options	254,000	-
Gain on extinguishment of debt	(500,000)	(350,000)
Changes in operating assets and liabilities, excluding the effect of disposals:
Prepaid expenses and other current assets	71,336	(76,117)
Other receivables	279,276	207,418
Other assets	27,527	(1,445)
Due from HMO’s, net	(373,536)	(570,518)
Due to Medicare, net	9,801	(2,370,219)
Accounts payable and accrued expenses	751,260	556,785

Net cash provided by continuing operations	5,292,098	1,298,085
Net cash used in discontinued operations	(58,482)	(714,025)

Net cash provided by operating activities	5,233,616	584,060

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit	101,165	30,439
Purchase of property and equipment	(216,280)	(53,679)

Net cash used in continuing operations	(115,115)	(23,240)
Net cash used in discontinued operations	-	(9,938)

Net cash used in investing activities	(115,115)	(33,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	1,040,000	-
Payments on convertible subordinated notes	(4,026)	(136,948)
Payment of fees related to private placement transaction	(45,000)	-
Payments on related party notes	-	(31,927)
Principal repayments under capital lease obligation	(38,654)	(37,860)
Proceeds from exercise of stock options	36,000	-
Net decrease in credit facility	-	(109,089)
Repayments to Medicare per agreement	-	(214,436)

Net cash provided by (used in) continuing operations	988,320	(530,260)
Net cash used in discontinued operations	-	–

Net cash provided by (used in) financing activities	988,320	(530,260)

Net increase in cash and cash equivalents	6,106,821	20,622
Cash and cash equivalents at beginning of period	720,360	160,743

Cash and cash equivalents at end of period	$6,827,181	$181,365

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004
(UNAUDITED)

NOTE 1 – UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the remainder of the year ended June 30, 2005 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2005 refers to the fiscal year ending June 30, 2005, Fiscal 2004 refers to the fiscal year ending June 30, 2004, and Fiscal 2003 refers to the fiscal year ending June 30, 2003.

The balance sheet at June 30, 2004 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2004. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in that report.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NOTE 2 – GENERAL

Continucare Corporation is a mixed model provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, advanced registered nurse practioners and physician’s assistants. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s net medical services revenues are derived from managed care agreements with two health maintenance organizations, Humana Medical Plan, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.

In an effort to streamline operations and stem operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the IPA physician contracts associated with one HMO, which consisted of 29 physicians at the time of the termination. Additionally, in December 2003, the Company implemented a plan to dispose of its home health operations. The home health disposition occurred in three separate transactions and was concluded on February 7, 2004. As a result of these transactions, the operations of the terminated IPAs and the home health operations are shown as discontinued operations. (See Note 5.)

During the six-month period ended December 31, 2004, the Company’s claims loss ratio (medical claims expense as a percentage of medical services revenue) improved as compared to the corresponding period of Fiscal 2004 due primarily to an increase in revenue from higher per member premiums for Medicare members resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the increased phase-in of the Medicare risk adjustment program. In response to the Medicare Modernization Act, the HMOs enhanced benefits offered to their Medicare members. The Company anticipates that these benefit changes will result in an increase in medical claims expense and may result in an increase in the claims loss ratio in future

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

periods. Increases in the claims loss ratio could reduce the Company’s profitability and cash flows. The Company cannot predict what impact, if any, these developments may have on its results of operations.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

As currently permitted by Statement 123, the Company accounts for share-based payments to employees using the intrinsic value method under “Accounting for Stock Issued to Employees,” Accounting Principles Board Opinion No. 25 (“APB No. 25”), and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method is expected to have a significant impact on our results of operations for periods after its adoption by the Company, although it will have no impact on our overall financial position. The precise impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there was no impact on operating cash flows recognized in prior periods for such excess tax deductions.

NOTE 4 – STOCK BASED COMPENSATION

The Company follows APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As discussed in Note 3 above, FASB has adopted FASB Statement No. 123(R) which is expected, upon adoption by the Company to significantly modify the accounting for employee stock options by the Company.

Stock options issued to independent contractors or consultants are accounted for in accordance with Statement 123.

Although the Company follows APB No. 25 for its employee stock options, SFAS No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure,” requires the Company to disclose pro forma results of operations as if the Company’s stock options had been accounted for using the fair value provisions of Statement 123. The Company’s pro forma information follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) as reported	$2,469,228	$(354,808)	$4,044,675	$2,146,542
Add:
Total stock-based employee compensation expense in reported net income (loss)	254,000	-	254,000	-
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	(382,565)	(63,200)	(628,385)	(63,200)

Pro forma net income (loss)	$2,340,663	$(418,008)	$3,670,290	$2,083,342

Basic net income (loss) per common share:
As reported	$.05	$(.01)	$.08	$.05
Pro forma	$.05	$(.01)	$.07	$.05

Diluted net income (loss) per common share:
As reported	$.05	$(.01)	$.08	$.04
Pro forma	$.04	$(.01)	$.07	$.04

NOTE 5 – DISCONTINUED OPERATIONS

In an effort to streamline operations and stem operating losses, effective January 1, 2003, the Company terminated its Medicare and Medicaid lines of business for all of the IPAs associated with one HMO. The terminated IPAs did not contribute any revenue but generated operating income of approximately $73,000 during the three-month period ended September 30, 2003 and none thereafter. The operating income was primarily the result of a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO.

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

The home health operations contributed revenue of $1.4 million and $2.6 million and generated losses of $0.4 million and $0.8 million during the three and six-months ended December 31, 2003, respectively, prior to recording a disposal charge of $0.5 million and before any corporate overhead allocation or interest expense.

NOTE 6 – DEFERRED REVENUE

In April 2003, the Company executed a Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”). Pursuant to the Humana PGP Agreement, the Company agreed to assume certain management responsibilities on a non-risk basis for Humana’s Medicare, commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties of Florida. Revenue from this contract consists of a monthly management fee intended to cover the costs of providing these services. Simultaneously with the execution

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

of the Humana PGP Agreement, the Company restructured the terms of a $3.9 million contract modification note with Humana. Pursuant to the restructuring, the contract modification note was cancelled. The Humana PGP Agreement contains a provision for liquidated damages in the amount of $4.0 million, which can be asserted by Humana under certain circumstances. The initial term of the Humana PGP Agreement ends in March 2005 but the term of the Humana PGP Agreement continues by its terms until the agreement is cancelled by either party subject to prior notice. Under the terms of the Humana PGP Agreement, if the Company remains in compliance with the terms of the agreement, Humana, at its option, may reduce the maximum amount of liquidated damages at specified dates during the term of the Humana PGP Agreement.

Because there were contingent circumstances under which future payments of liquidated damages to Humana could equal the amount of debt forgiven, the $3.9 million gain that the Company otherwise would have recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003 was deferred. To the extent that Humana reduces the maximum amount of liquidated damages, a portion of the deferred gain will be recognized in a manner consistent with the reduction in the liquidated damages. During Fiscal 2004, the Company was notified that the maximum amount of liquidated damages had been reduced by $1.0 million to $3.0 million as of June 30, 2004. In November 2004, the Company was notified that the liquidated damages had been further reduced to $2.5 million. Accordingly, the Company recognized $0.5 million of deferred revenue as a gain on extinguishment of debt during the three-month period ended December 31, 2004. The Company has engaged in preliminary discussions with Humana regarding a possible modification or long-term extension of the Humana PGP Agreement, but it is not possible to predict at this time whether the Company will ultimately agree to modify or agree to extend the Humana PGP Agreement. In addition, any modification or extension that the Company agrees to may be on different terms and provide for different obligations on the part of the respective parties than the terms and obligations currently provided for in the Humana PGP Agreement. Unless the Company and Humana agree otherwise in connection with a modification or extension of the Humana PGP Agreement, the Company intends to recognize any remaining portion of the deferred gain at the conclusion of the term of the Humana PGP Agreement in March 2005.

NOTE 7 – NOTE PAYABLE AND CREDIT FACILITY

On December 30, 2004, the Company received cash of $1,040,000 from Humana in exchange for an unsecured, non-interest bearing promissory note for an equal amount. The promissory note is payable in 12 monthly installments of $86,666, through December 1, 2005, but Continucare can prepay the promissory note in full or in part at any time without penalty or premium. Amounts due under the promissory note are subject to acceleration upon the happening of customary events of default, including the failure to make payments of principal.

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

At December 31, 2004, there was no outstanding principal balance on the Credit Facility. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate, which was 2.25% at December 31, 2004. In addition to Dr. Frost’s personal guarantee, all assets of the Company serve as collateral for the Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

NOTE 8 – INCOME/LOSS PER SHARE

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Basic weighted average number of shares outstanding	50,311,780	42,379,001	50,305,983	42,379,001
Dilutive effect of stock options	1,483,629	987,922	1,388,294	551,166
Dilutive effect of convertible debt	92,195	4,825,001	92,195	4,825,001

Diluted weighted average number of shares outstanding	51,887,604	48,191,924	51,786,472	47,755,168

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	1,300,000	300,000	1,300,000	300,000
Warrants	760,000	760,000	760,000	760,000

NOTE 9 – DIRECTOR COMPENSATION

For Fiscal 2004, the Company’s Directors did not receive any cash compensation for service on the Board of Directors but were reimbursed for certain expenses in connection with attendance at Board meetings or other meetings on the Company’s behalf. For Fiscal 2005, non-employee Directors will receive an annual cash retainer of $15,000. In addition, for Fiscal 2005, the Chairmen of the Nominating and Compensation Committees will receive an additional cash retainer of $2,500 and the Chairman of the Audit Committee will receive an additional cash retainer of $5,000. Also, during the three-month period ended September 30, 2004, each non-employee Board member of the Company was granted fully vested options to purchase 20,000 shares of common stock at an exercise price of $1.35 per share, and one Board member was granted additional options to purchase 20,000 shares of common stock at an exercise price of $1.35 per share in connection with his initial appointment to the Board. Of the additional options granted to the Company’s new Board member, 6,666 vested immediately and the remaining 13,334 vest over a two-year period. In accordance with APB No. 25, no expense was recognized for these options since the exercise price equaled the market price of the underlying stock on the date of grant.

NOTE 10 – INCOME TAXES

No provision for income taxes was recorded in the three and six-month periods ended December 31, 2004 and 2003 due primarily to the utilization of prior year net operating loss carryforwards. The Company periodically performs an analysis of the realizability of its deferred tax assets based on its assessment of current and expected operating results. During the three and six-month periods ended December 31, 2004, the valuation allowance for deferred tax assets was reduced by $929,170 and $1,522,011, respectively, due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

NOTE 11 – CONTINGENCIES

The Company is a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL CORPORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed on January 24, 2002 in the Circuit Court of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

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

On August 17, 2004, the Company received a Notice of Intent to Initiate Litigation for Medical Negligence from legal counsel to Carol Katz, as personal representative of the estate of Charles K. Katz. Under Florida law, plaintiffs in medical malpractice actions are required to provide such a notice at least ninety days prior to commencing litigation. The plaintiff’s notice alleges negligence in the treatment of Mr. Katz that resulted in his death. Plaintiff’s notice does not allege any specific damages. The Company intends to investigate this claim and defend itself vigorously, but the outcome of this matter is not presently determinable. The Company’s ultimate liability, if any, with respect to this matter is not presently determinable.

On February 3, 2005, the Company received a Notice of Intent to Initiate Litigation for Medical Negligence from legal counsel to Debbie Golden, as personal representative of the estate of Patricia Golden. The plaintiff’s notice alleges negligence in the treatment of Ms. Golden that substantially contributed to her death. Plaintiff’s notice does not allege any specific damages. The Company intends to investigate this claim and defend itself vigorously, but the outcome of this matter is not presently determinable. The Company’s ultimate liability, if any, with respect to this matter is not presently determinable.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:

•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”) and the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), including any changes that may result from HMOs enhancing the benefits they offer to their Medicare members;

•	Our intentions with respect to the timing of our recognition of any remaining portion of the deferred gain under the Humana PGP Agreement;

•	The potential impact of FASB Statement No. 123(R);

•	Our ability to utilize our net operating losses for Federal income tax purposes; and

•	Our receipt of additional Medicare Advantage distributions in future periods.

     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•	Our dependence on two HMOs for substantially all of our revenues;

•	Our ability to enter into and renew managed care provider arrangements on acceptable terms;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative changes in governmental regulations, including possible changes in Medicare programs that may impact reimbursements to health care providers and insurers;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our managed care operations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts, including the Humana PGP Agreement;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Our ability to accurately estimate our liability for medical claims incurred but not reported (IBNR);

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods;

•	The impact on us if our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act are found not to be effective;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.

     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise except as required by law. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2004.

General

     We are a mixed model provider of primary care physician services. Through our network of 15 medical centers and 31 IPAs located in Miami-Dade, Broward and Hillsborough Counties, Florida, we were responsible for providing primary care medical services or overseeing the provision of primary care services by affiliated physicians to approximately 14,355 patients on a full risk basis and approximately 13,830 patients on a limited or non-risk basis as of December 31, 2004. For the six-months ended December 31, 2004, approximately 94% of our revenue was generated by providing services to Medicare-eligible members under full risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.

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

Medicare Considerations

     Substantially all of our net medical services revenue from continuing operations is based upon Medicare funded programs. The federal government and state governments, including Florida’s, from time to time explores ways to reduce medical care costs through Medicare reform and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.

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

     We base our estimates and assumptions on historical experience, knowledge of current events and anticipated future events, and we continuously evaluate and update our estimates and assumptions. However, our estimates and assumptions may ultimately prove to be incorrect or incomplete and our actual results may differ materially as a result. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Revenue is recorded in the period services are rendered as determined by the respective contract. Under our full risk arrangements with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician and we assume responsibility for the cost of all medical services, even those we do not provide directly. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at December 31, 2004, because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

     Under our limited risk and non-risk arrangements with HMOs, we receive a management or capitation fee based on the number of patients for which we are providing services on a monthly basis. The management or capitation fee is recorded as revenue in the period in which services are provided as determined by the respective contract.

Medical Claims Expense Recognition

     The cost of health care services provided or contracted for is accrued in the period in which the services are provided and includes an estimate of the related liability for medical claims incurred during the period but not yet reported to us, or IBNR. Estimating IBNR involves a significant amount of judgment and represents a material portion of our medical claims liability which is presented in the balance sheet net of amounts due from HMOs. Changes in this estimate can materially affect, either favorably or unfavorably, our reported results from operations and overall financial position.

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

     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of December 31, 2004 was between approximately $10.4 million and $11.4 million. Based on our internal analysis and the independent actuarial calculation, as of December 31, 2004, we recorded a liability of approximately $10.5 million for IBNR.

Consideration of Impairment Related to Goodwill and Other Intangible Assets

     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 56% of our total assets as of December 31, 2004. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of premature permanent impairment arise. Indicators of a premature permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

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

COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2004 TO THE THREE- MONTH PERIOD ENDED DECEMBER 31, 2003

Revenue from Continuing Operations

     Medical services revenue increased by $2.9 million, or 12.1%, to $27.1 million for the three-month period ended December 31, 2004, from $24.2 million for the three-month period ended December 31, 2003. The most significant component of our medical services revenue is the revenue we generate from Medicare patients under full risk arrangements. During the three-months ended December 31, 2004, revenue generated by our Medicare full risk arrangements increased approximately 19.1% on a per patient per month basis over the comparable period of Fiscal 2004, which was partially offset by a decrease of approximately 5.9% in Medicare patients months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. In addition, included in medical services revenue is a cash distribution of $1.1 million received in December 2004 from an HMO representing additional Medicare Advantage funding. We do not expect to receive a similar distribution in future periods. The increase in Medicare revenue was partially offset by a decrease in commercial revenue of approximately $0.3 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005.

     Management fee revenue and other income of $0.4 and $0.2 million for the three-month periods ended December 31, 2004 and 2003, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for approximately 78% and 74% of our medical services revenue for the three-month periods ended December 31, 2004 and 2003, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 22% and 26% of our medical services revenue for the three-month periods ended December 31, 2004 and 2003, respectively.

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

     Medical services expenses for the three-month period ended December 31, 2004, increased by $1.2 million, or 5.7%, to $22.2 million from $21.0 million for the three-month period ended December 31, 2003. As a percentage of total revenue, medical services expenses decreased to 80.7% for the three-month period ended December 31, 2004, as compared to 86.3% for the three-month period ended December 31, 2003. The increase in medical services expenses was due to increases in medical claims expense and other direct costs. Medical claims expense increased by $0.5 million or 2.5% to $18.6 million for the three-month period ended December 31, 2004, from $18.1 million for the three-month period ended December 31, 2003. The increase in medical claims expenses was due to higher medical costs which was partially offset by a decrease in claims expense of approximately $0.4 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005. However, the increase in medical services revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment, and our receipt of a $1.1 million Medicare Advantage funding distribution from an HMO in December 2004, more than offset the increase in medical services expenses and claims expense for the three-month ended December 31, 2004. As a result, notwithstanding, the increase in our medical claims expenses, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 68.6% in the three-month period ended December 31, 2004, from 75.0% in the three-month period ended December 31, 2003. In response to the Medicare Modernization Act, certain benefits offered to Medicare patients were enhanced by the HMOs. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. In addition, as noted above, the comparatively higher medical services revenue we experienced during the three months ended December 31, 2004, as compared to the same period of Fiscal 2004 also relates primarily to the fact that the Medicare Modernization Act was not in effect and the Medicare risk adjustment program was not as fully phased-in during the three months ended December 31, 2003, and we also do not expect to receive similar Medicare Advantage distributions in future periods. As a result, we may not experience the same comparative decrease in our claims loss ratio during periods of Fiscal 2005 that correspond to periods of Fiscal 2004 during which those programs were in effect. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

     Other direct costs increased by $0.7 million, or 25.3%, to $3.6 million for the three-month period ended December 31, 2004, from $2.9 million for the three-month period ended December 31, 2003. As a percentage of total revenue, other direct costs increased to 13.2% for the three-month period ended December 31, 2004, from 11.9% for the three-month period ended December 31, 2003. The increase in other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers and an increase in bonus accruals.

     Administrative payroll and employee benefits expense increased by $0.4 million, or 39.3%, to $1.4 million for the three-month period ended December 31, 2004, from $1.0 million for the three-month period ended December 31, 2003. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 5.0% for the three-month period ended December 31, 2004, from 4.1% for the three-month period ended December 31, 2003. The increase in administrative payroll and employee benefits expense was primarily due to an increase in salaries related to the hiring of additional marketing and executive personnel and an increase in bonus accruals.

     General and administrative expenses decreased by $0.3 million, or 11.6%, to $1.7 million for the three-month period ended December 31, 2004, from $2.0 million for the three-month period ended December 31, 2003. As a percentage of total revenue, general and administrative expenses decreased to 6.3% for the three-month period ended December 31, 2004, from 8.1% for the three-month period ended December 31, 2003. The decrease in general and administrative expenses was primarily due to separation costs of $0.3 million accrued in the second quarter of Fiscal 2004 pursuant to the terms of our separation agreement with our former President.

     The $0.5 million and $0.4 million gain on extinguishment of debt recognized during the three-month periods ended December 31, 2004 and 2003, respectively, related to the $3.9 million contract modification note with Humana that was cancelled in April 2003. Simultaneously with the note cancellation, we executed the Humana PGP Agreement and assumed management responsibilities on a non-risk basis for certain of Humana’s members. The Humana PGP Agreement contains a provision for liquidated damages in the amount of $4.0 million, which can be asserted by Humana under certain circumstances. Because there were contingent circumstances under which any future payments of liquidated damages to Humana could equal the amount of debt forgiven, the $3.9 million gain that we otherwise would have recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003, was deferred. To the extent that Humana reduces the maximum amount of liquidated damages, we will recognize a portion of the deferred gain in a manner consistent with the reduction in the maximum amount of liquidated damages. In November 2004 and 2003, Humana notified us that the maximum amount of liquidated damages had been reduced to $2.5 million and $3.5 million, respectively. Accordingly, we recognized $0.5 million and $0.4 million of the deferred gain on extinguishment of debt during the three-month periods ended December 31, 2004 and 2003, respectively. The Company has engaged in preliminary discussions with Humana regarding a possible modification or long-term extension of the Humana PGP Agreement, but it is not possible to predict at this time whether the Company will ultimately agree to modify or extend the Humana PGP Agreement. In addition, any modification or extension that the Company agrees to may be on different terms and provide for different obligations on the part of the respective parties than the terms and obligations currently provided for in the Humana PGP Agreement. Unless the Company and Humana agree otherwise in connection with a modification or extension of the Humana PGP Agreement, the Company intends to recognize any remaining portion of the deferred gain at the conclusion of the initial term of the Humana PGP Agreement in March 2005.

Income from Operations

     Income from operations for the three-month period ended December 31, 2004, increased by $2.0 million to $2.7 million, or 9.7% of total revenue, from $0.7 million, or 3.0% of total revenue, for the three-month period ended December 31, 2003.

Interest Expense

     Interest expense for the three-month periods ended December 31, 2004 and 2003 remained relatively constant at $0.2 million.

Loss from Discontinued Operations-Home Health Operations

     Our home health operations contributed $1.4 million in revenue and generated operating losses of $0.3 million during the three-month period ended December 31, 2003, prior to a disposal charge of $0.5 million.

Taxes

     No provision for income taxes was recorded for the three-month periods ended December 31, 2004 and 2003, due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. During the three-month period ended December 31, 2004, the valuation allowance for deferred tax assets was reduced due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for the three-month period ended December 31, 2004, increased by $2.9 million to $2.5 million from a net loss of $0.4 million for the three-month period ended December 31, 2003.

COMPARISON OF THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2004 TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2003

Revenue from Continuing Operations

     Medical services revenue increased by $4.6 million, or 9.4%, to $53.7 million for the six-month period ended December 31, 2004, from $49.1 million for the six-month period ended December 31, 2003. During the six-months ended December 31, 2004, revenue generated by our Medicare full risk arrangements increased approximately 19.5% on a per patient per month basis over the comparable period of Fiscal 2004, which was partially offset by a decrease of approximately 6.5% in Medicare patients months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. In addition, included in medical services revenue is a cash distribution of $1.1 million received in December 2004 from an HMO representing additional Medicare Advantage funding. The increase in Medicare revenue was partially offset by a decrease in commercial revenue of approximately $0.8 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005.

     Management fee revenue and other income of $0.6 and $0.3 million for the six-month periods ended December 31, 2004 and 2003, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for approximately 77% and 74% of our medical services revenue for the six-month periods ended December 31, 2004 and 2003, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 23% and 27% of our medical services revenue for the six-month periods ended December 31, 2004 and 2003, respectively.

Expenses from Continuing Operations

     Medical services expenses for the six-month period ended December 31, 2004, increased by $1.6 million, or 3.8%, to $44.3 million from $42.7 million for the six-month period ended December 31, 2003. As a percentage of total revenue, medical services expenses decreased to 81.6% for the six-month period ended December 31, 2004, as compared to 86.4% for the six-month period ended December 31, 2003. The increase in medical services expenses was due to increases in medical claims expense and other direct costs. Medical claims expense increased by $0.7 million, or 1.8%, to $37.6 million for the six-month period ended December 31, 2004, from $36.9 million for the six-month period ended December 31, 2003. The increase in medical claims expenses was due to higher medical costs which was partially offset by a decrease in claims expense of approximately $0.8 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005. However, the increase in medical services revenue resulting from the Medicare Modernization Act, the increased phase-in of the Medicare risk adjustment and our receipt of the $1.1 million Medicare Advantage funding distribution from an HMO in December 2004, more than offset the increase in medical services expenses and claims expense for the six-months ended December 31, 2004. As a result, notwithstanding the increase in our medical claims expenses, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 70.0% in the six-month period ended December 31, 2004, from 75.2% in the six-month period ended December 31, 2003. As noted above, the comparatively higher medical services revenue we experienced during the six-months ended December 31, 2004, as compared to the same period of Fiscal 2004 also relates primarily to the fact that the Medicare Modernization Act was not in effect and the Medicare risk adjustment program was not as fully phased-in during the six-months ended December 31, 2003. As a result, we may not experience the same comparative decrease in our claims loss ratio during periods of Fiscal 2005 that correspond to periods of Fiscal 2004 during which those programs were in effect. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods.

     Other direct costs increased by $0.9 million, or 16.4%, to $6.7 million for the six-month period ended December 31, 2004, from $5.8 million for the six-month period ended December 31, 2003. As a percentage of total revenue, other direct costs increased to 12.3% for the six-month period ended December 31, 2004 from 11.6% for the six-month period ended December 31, 2003. The increase in other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers and an increase in bonus accruals.

     Administrative payroll and employee benefits expense increased by $0.8 million, or 41.4%, to $2.7 million for the six-month period ended December 31, 2004, from $1.9 million for the six-month period ended December 31, 2003. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.9% for the six-month period ended December 31, 2004, from 3.8% for the six-month period ended December 31, 2003. The increase in administrative payroll and employee benefits expense was primarily due to an increase in salaries related to the hiring of additional marketing and executive personnel and an increase in bonus accruals.

     General and administrative expenses decreased by $0.3 million, or 7.3%, to $3.3 million for the six-month period ended December 31, 2004, from $3.6 million for the six-month period ended December 31, 2003. As a percentage of total revenue, general and administrative expenses decreased to 6.1% for the six-month period ended December 31, 2004, from 7.2% for the six-month period ended December 31, 2003. The decrease in general and administrative expenses was primarily due to separation costs of $0.3 million accrued in the second quarter of Fiscal 2004 pursuant to the terms of our separation agreement with our former President.

     The $0.5 million and $0.4 million gain on extinguishment of debt recognized during the six-month periods ended December 31, 2004 and 2003, respectively, related to the $3.9 million contract modification note with Humana that was cancelled in April 2003. We recognized $0.5 million and $0.4 million of the deferred gain on extinguishment of debt during the six-month periods ended December 31, 2004 and 2003, respectively.

Income from Operations

     Income from operations for the six-month period ended December 31, 2004 increased by $2.9 million to $4.5 million, or 8.3% of total revenue, from $1.6 million, or 3.3% of total revenue, for the six-month period ended December 31, 2003.

Interest Expense

     Interest expense for the six-month periods ended December 31, 2004 and 2003 remained relatively constant at $0.5 million.

Medicare Settlement Related to Terminated Operations

     During the six-month period ended December 31, 2003, we recorded other income of $2.2 million relating to the settlement of an alleged Medicare obligation. The alleged obligation related to rehabilitation clinics that were previously operated by one of our former subsidiaries and were sold in 1999. The Centers for Medicare and Medicaid Services (“CMS”) had alleged that Medicare overpayments were made relating to services rendered by these clinics and other related clinics during a period in which the clinics were operated by entities other than us. We requested that CMS reconsider the alleged liability, and in October 2003 we were notified that the liability had been reduced from the originally asserted amount of $2.4 million to $0.2 million.

Loss from Discontinued Operations-Home Health Operations

     Our home health operations contributed $2.6 million in revenue and generated operating losses of $0.8 million prior to a disposal charge of $0.5 million during the six-month period ended December 31, 2003.

Income from Discontinued Operations-Terminated IPAs

     The IPAs we terminated effective January 1, 2003, did not contribute any revenue but generated income of $73,000 during the six-month period ended December 31, 2003. Income generated by the terminated IPAs during the six-month period ended December 31, 2003 resulted from a settlement with an HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003.

Taxes

     No provision for income taxes was recorded in the six-month periods ended December 31, 2004 and 2003, due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. During the six-month period ended December 31, 2004, the valuation allowance for deferred tax assets was reduced due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for the six-month period ended December 31, 2004 increased by $1.9 million to $4.0 million from $2.1 million for the six-month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, working capital was $4.9 million, an increase of $4.7 million from $0.2 million at June 30, 2004. The increase in working capital for the six-month period ended December 31, 2004, was primarily due to net income of $4.0 million. Cash and cash equivalents were $6.8 million at December 31, 2004, compared to $0.7 million at June 30, 2004.

     Net cash of $5.3 million was provided by operating activities from continuing operations for the six-month period ended December 31, 2004, compared to $1.3 million for the six-month period ended December 31, 2003. The increase of $4.0 million in cash provided by operating activities for the six-month period ended December 31, 2004, was primarily due to an increase in operating income of $2.9 million which includes the receipt of a $1.1 million Medicare Advantage funding distribution from an HMO in December 2004 (which we do not expect will be repeated in future periods) as described below.

     In December 2004 we received a cash distribution of $1.0 million from an HMO and delivered an unsecured, non-interest bearing note for an equal amount. The promissory note is payable in 12 monthly installments of $86,666 through December 1, 2005.

     Effective January 1, 2003, we terminated all of our IPA relationships associated with one HMO and in December 2003, we implemented a plan to dispose of our home health operations as described above. As a result, the operations of the terminated IPAs and home health operations are shown as discontinued operations. For the six-month period ended December 31, 2004, the terminated IPAs did not contribute any revenue but generated income of approximately $73,000. The home health operations contributed revenue of $2.6 million and generated losses of $0.8 million during the six-month period ended December 31, 2003, prior to a disposal charge of $0.5 million.

     For the six-month period ended December 31, 2004, our claims loss ratio improved due in part to an increase in revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment. During calendar 2004, certain benefits offered to Medicare members were enhanced by the HMOs for whom we treat patients in response to the Medicare Modernization Act, and we anticipate that the benefits will again be enhanced in calendar 2005. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. We cannot predict what future impact, if any, these developments may have on our results of operations or cash flows from operations. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

     Net cash of approximately $115,000 was used for investing activities from continuing operations for the six-month period ended December 31, 2004, compared to approximately $23,000 for the six-month period ended December 31, 2003. Net cash used for investing activities primarily related to the purchase of equipment, which was partially offset by proceeds from maturity of a certificate of deposit.

     Net cash of approximately $1.0 million was provided by financing activities from continuing operations for the six-month period ended December 31, 2004, compared to net cash used of $0.5 million for the six-month period ended December 31, 2003. The increase in cash provided by financing activities of $1.5 million for the six-month period ended December 31, 2004 was primarily due to the $1.0 million promissory note payable entered into with Humana, which was partially offset by a decrease in the repayment of long-term debt.

     Pursuant to the terms under the Amended and Restated Primary Care Provider Agreement with Vista, we anticipate posting a $500,000 irrevocable standby letter of credit for the benefit of Vista in February 2005. The letter of credit will be maintained throughout the term of the Amended and Restated Primary Care Provider Agreement and can be drawn upon by Vista if we are delinquent in making payments due to Vista.

     On February 8, 2005, our Board of Directors authorized the repurchase of up to two million shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations.

     We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, and our Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2004, we had only cash equivalents, invested in high grade, very short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, we had no amount outstanding under this facility at December 31, 2004.

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

     None

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1	Amended and Restated Primary Care Provider Services Agreement dated November 15, 2004 between Continucare Medical Management, Inc. and VISTA Healthplan, Inc. and VISTA Insurance Plan, Inc.

10.2	Amendment Number 1 to Primary Care Provider Services Agreement entered into as of November 15, 2004 between Continucare Medical Management, Inc. and VISTA Healthplan, Inc. and VISTA Insurance Plan, Inc.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

Date Filed or
Furnished	Item No.	Description
November 15, 2004	Items 2.07 and 9.01	We announced our results of operations for the quarter ended September 30, 2004.

November 16, 2004	Items 1.01 and 9.01	We announced that we entered into an Amended and Restated Primary Care Provider Services Agreement with VISTA Healthplan, Inc. and VISTA Insurance Plan, Inc.

January 5, 2005	Items 1.01, 2.03 and 9.01	We announced that we entered into an unsecured, non-interest bearing promissory note with Humana Medical Plan, Inc. in the amount of $1,040,000 maturing on December 1, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: February 10, 2005	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger Jr.
President and Chief Executive Officer

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President – Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Description	Number
Amended and Restated Primary Care Provider Services Agreement dated November 15, 2004 between Continucare Medical Management, Inc. and VISTA Healthplan, Inc. and VISTA Insurance Plan, Inc.	10.1

Amendment Number 1 to Primary Care Provider Services Agreement entered into as of November 15, 2004 between Continucare Medical Management, Inc. and VISTA Healthplan, Inc. and VISTA Insurance Plan, Inc.	10.2

Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2