Form 10-K/A
period 2004-06-30
CONTINUCARE CORP
filed 2005-05-23
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

7200 Corporate Center Drive,
Suite 600
Miami, Florida 33126
(Address of principal executive offices)

(305) 500-2000

(Registrant’s telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK	AMERICAN STOCK EXCHANGE
$.0001 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K is to restate the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2004 (the “Financial Statements”) and to modify the related disclosures as further discussed in Note 1 of our Consolidated Financial Statements.

As previously disclosed, on May 11, 2005, the Audit Committee of our Board of Directors concluded, upon the recommendation of management, that we were required to restate our Financial Statements as a result of a latent error in an automated software system used to submit particular patient data to one of our HMO affiliates.

This amended Form 10-K does not attempt to modify or update any other disclosures set forth in the original Form 10-K, except as required to reflect the effects of the restatement as described above. Additionally, except for the restatement information contained herein, this amended Form 10-K speaks as of the filing date of the original Form 10-K and does not update or discuss any other developments after the date of the original filing. All information contained herein is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED JUNE 30, 2004

GENERAL

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K/A to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries. All references to a “Fiscal year” refer to our fiscal year which ends June 30. As used herein, Fiscal 2005 refers to fiscal year ending June 30, 2005, Fiscal 2004 refers to fiscal year ending June 30, 2004, Fiscal 2003 refers to fiscal year ending June 30, 2003, and Fiscal 2002 refers to fiscal year ending June 30, 2002.

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

     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 75% of our total assets at June 30, 2004. We are required to review our intangible assets for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things:

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

     Healthcare Reform. The federal government from time to time explores ways to reduce medical care cost through Medicare reform and through healthcare reform, generally. Any changes that would limit, reduce or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations .

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

     Our website address is www.continucare.com. We make available free of charge on or through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Our website does not constitute part of this Annual Report on Form 10-K/A.

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

     In addition, on August 17, 2004, we received a Notice of Intent to Initiate Litigation for Medical Negligence from the personal representative of the estate of a former patient. Under Florida law, plaintiffs in medical malpractice actions are required to provide such a notice at least ninety days prior to commencing litigation. The plaintiff’s notice alleges negligence in the treatment of the former patient that resulted in his death. The plaintiff’s notice does not allege any specific damages. We intend to investigate this claim and defend it vigorously, but the outcome of this matter, and our ultimate liability, if any, are not presently determinable.

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

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is our selected historical consolidated financial data as of and for the fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000 that has been derived from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein. As discussed in Note 1 to our audited Consolidated Financial Statements, the June 30, 2004 results of operations have been restated to give effect to the financial impact of a latent error in an automated software system used to submit particular patient data to one of our HMO affiliates.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended June 30,
	2004
	(Restated)	2003 (1)	2002 (1)	2001 (1)	2000(1)

Revenue:
Medical services revenue, net	$101,123,346	$97,164,834	$90,828,930	$85,824,012	$82,886,768
Management fee revenue	677,927	—	—	—	—
Other income	22,829	—	150,000	—	—

Total revenue	101,824,102	97,164,834	90,978,930	85,824,012	82,886,768

Operating expenses:
Medical services:
Medical claims	76,333,580	74,046,265	69,340,067	68,620,251	58,230,323
Other direct costs	11,665,894	10,696,997	10,395,210	10,610,660	10,731,095

Total medical services	87,999,474	84,743,262	79,735,277	79,230,911	68,961,418
Administrative payroll and employee benefits	3,822,949	3,681,446	2,689,562	3,137,722	3,373,521
General and administrative	5,821,871	6,252,347	6,446,444	8,118,992	8,779,783
Gain on extinguishment of debt	(850,000)	—	—	(3,503,188)	(13,247,907)

Total operating expenses	96,794,294	94,677,055	88,871,283	86,984,437	67,866,815

Income (loss) from operations	5,029,808	2,487,779	2,107,647	(1,160,425)	15,019,953
Other income (expense):
Interest income	4,793	6,568	36,124	32,342	42,900
Interest expense-convertible subordinated notes	(1,006,082)	(5,740)	—	—	(2,054,710)
Interest expense-other	—	(950,587)	(1,567,479)	(1,624,116)	(1,179,312)
Medicare settlement related to terminated operations	2,218,278	—	(2,440,971)	—	—
Other	—	—	—	—	383,623

Income (loss) from continuing operations	6,246,797	1,538,020	(1,864,679)	(2,752,199)	12,212,454
Income (loss) from discontinued operations:
Home health operations	(1,666,934)	(1,830,118)	(1,295,310)	(541,251)	(169,454)
Terminated IPAs	73,091	350,696	(486,399)	(1,482,657)	(978,884)
Contractual revision of previously recorded medical claims and other liabilities from discontinued operations	—	—	—	4,638,205	3,053,853

Total income (loss) from discontinued operations	(1,593,843)	(1,479,422)	(1,781,709)	2,614,297	1,905,515

Net income (loss)	$4,652,954	$58,598	$(3,646,388)	$(137,902)	$14,117,969

Basic net income (loss) per common share:
Income from continuing operations	$.14	$.04	$(.05)	$(.08)	$.56
Loss from discontinued operations	(.03)	(.04)	(.04)	.08	.09

Net income (loss) per common share	.11	$—	$(.09)	—	$.65

Diluted net income (loss) per common share:
Income from continuing operations	$.12	$.04	$(.05)	$(.08)	$.56
Loss from discontinued operations	(.03)	(.04)	(.04)	.08	.09

Net income (loss) per common share	$.09	$—	$(.09)	$—	$.65

Cash dividends declared	$—	$—	$—	$—	$—

CONSOLIDATED BALANCE SHEET DATA:

	As of June 30,
	2004
	(Restated)	2003 (1)	2002 (1)	2001 (1)	2000(1)

Total assets	$21,908,181	$20,999,976	$21,546,985	$22,343,279	$27,545,180
Long-term obligations, including current portion	$337,186	$9,597,063	$13,877,505	$11,806,623	$17,769,246

(1)	These amounts have been adjusted to reflect the termination of certain lines of business, discussed in Note 3 in the accompanying Consolidated Financial Statements, as discontinued operations.

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

Restatement

     Our consolidated financial statements as of and for the fiscal year ended June 30, 2004 have been restated to give effect to the financial impact of a latent error in an automated software system used to submit particular patient data to one of our HMO affiliates. The restatement reduced previously reported revenue and net income for the fiscal year ended June 30, 2004 by approximately $0.6 million, or $0.02 per basic and diluted common share. The error also reduced the amount previously reported as due from HMOs at June 30, 2004 by approximately $0.6 million. During May 2005, we learned of the software error. Because the data submitted through the software in question formed an element of the HMO’s calculation of payments due to us, the error resulted in us over-stating revenue associated with that one HMO beginning in the fourth quarter of Fiscal 2004. The software’s use was confined to the one HMO. Accordingly, the error did not impact revenue associated with any of our other HMO affiliates and had no effect on our financial position or results of operations as of and for the year ended June 30, 2003. The following discussion has been updated for the effect of this restatement.

     For a detailed description of the impact of this error, see Note 1 to the Consolidated Financial Statements included elsewhere in this report.

Business

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

     As a result of these efforts and an increase in profitability in Fiscal 2004, the working capital deficit decreased to $0.4 million as of June 30, 2004, from a working capital deficit of $5.2 million as of June 30, 2003, and long-term debt decreased to $0.3 million as of June 30, 2004, from $9.6 million as of June 30, 2003.

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

     Consideration of Impairment Related to Goodwill and Other Intangible Assets

     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 75% of our total assets at June 30, 2004. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

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

	Year ended June 30,
	2004
	Restated	2003	2002

Revenue:
Medical services revenue, net	99.3%	100.0%	99.8%
Management fee revenue	0.7	—	—
Other income	—	—	0.2

Total revenue	100.0	100.0	100.0
Operating expenses:
Medical services:
Medical claims	75.0	76.2	76.2
Other direct costs	11.4	11.0	11.4

Total medical services	86.4	87.2	87.6
Administrative payroll and employee benefits	3.8	3.8	3.0
General and administrative	5.7	6.4	7.1
Gain on extinguishment of debt	(0.8)	—	—

Total operating expenses	95.1	97.4	97.7

Income from operations	4.9	2.6	2.3
Other income (expense):
Interest expense	(1.0)	(1.0)	(1.7)
Medicare settlement related to terminated operations	2.2	—	(2.7)

Income (loss) from continuing operations	6.1	1.6	(2.1)
Income (loss) from discontinued operations:
Home health operations	(1.6)	(1.9)	(1.4)
Terminated IPAs	0.1	0.4	(0.5)

Total loss from discontinued operations	(1.5)	(1.5)	(1.9)

Net income (loss)	4.6%	0.1%	(4.0)%

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2004 (RESTATED), TO FISCAL YEAR ENDED JUNE 30, 2003

Revenue from Continuing Operations

     Medical services revenue increased by $4.0 million, or 4.1%, to $101.1 million for Fiscal 2004 from $97.2 million for Fiscal 2003. The most significant component of our medical services revenue is the revenue we generated from Medicare patients under full risk contracts. In Fiscal 2004, approximately 93% of our medical service revenue was generated by Medicare eligible patients under full risk contracts. Revenue generated by our Medicare full risk contracts increased approximately 8.1% on a per patient per month basis which was partially offset by a decrease of approximately 2.2% in Medicare patients months. The increase in Medicare revenue is primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. As of June 30, 2004, patients under full risk contracts decreased to approximately 15,700 from approximately 16,700 as of June 30, 2003, while patients under limited or non-risk contracts increased to approximately 13,000 as of June 30, 2004, from approximately 7,100 as of June 30, 2003.

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

     Medical services expenses for Fiscal 2004 increased by $3.3 million, or 3.8%, to $88.0 million from $84.7 million for Fiscal 2003. As a percentage of total revenue, medical services expenses decreased to 86.4% for Fiscal 2004 as compared to 87.2% for Fiscal 2003. The increase in medical services expenses was primarily due to an increase in medical claims expense of $2.3 million, or 3.1%, to $76.3 million for Fiscal 2004 from $74.0 million for Fiscal 2003. The increase in medical claims expense was primarily due to higher stop-loss insurance costs and an increase in utilization of health care services. However, the increase in medical services revenue attributable to the higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment more than offset the increase in claims expense for Fiscal 2004. As a result, notwithstanding the increase in our medical claims expense, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 75.5% in Fiscal 2004 from 76.2% in Fiscal 2003. In response to the Medicare Modernization Act, certain benefits offered to Medicare patients were enhanced by the HMOs. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

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

     Administrative payroll and employee benefits for Fiscal 2004 and 2003 remained relatively constant at $3.8 million and $3.7 million, respectively, or 3.8% of total revenue for each year.

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

Income from Operations

     Income from operations for Fiscal 2004 increased by $2.5 million to $5.0 million, or 4.9% of total revenue, from $2.5 million, or 2.6% of total revenue, for Fiscal 2003.

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

Taxes

     No provision for income taxes was recorded in Fiscal 2004 and 2003 due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. As of June 30, 2004, we determined that a valuation allowance for deferred tax assets of $10.2 million was necessary resulting in a decrease in the valuation allowance of $1.7 million in Fiscal 2004. The valuation allowance reduction was due to the utilization of deferred tax assets during Fiscal 2004 to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for Fiscal 2004 increased by $4.6 million to $4.7 million from $0.1 million for Fiscal 2003.

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

Liquidity and Capital Resources

     At June 30, 2004, the working capital deficit was $0.4 million, a decrease of $4.8 million from a working capital deficit of $5.2 million at June 30, 2003. The decrease in the working capital deficit for Fiscal 2004 was primarily due to an increase in net income of $4.6 million. Cash and cash equivalents were $0.7 million at June 30, 2004, compared to $0.2 million at June 30, 2003.

     Net cash of $2.3 million was provided by operating activities from continuing operations during Fiscal 2004 compared to $3.1 million in Fiscal 2003 and $1.6 million in Fiscal 2002. The decrease of $0.8 million in cash provided by operating activities during Fiscal 2004 was primarily due to an increase of $1.7 million in amounts due from HMOs, a decrease in accounts payable and accrued expenses of $0.9 million, income recognized of $2.2 million in connection with the Medicare settlement related to terminated operations, and a gain of $0.9 million on the early extinguishment of debt, which taken together, more than offset our $4.7 million increase in income from continuing operations. The increase of $1.5 million in cash provided by operating activities from continuing operations during Fiscal 2003 was primarily due to an increase in income from continuing operations of $3.4 million, a decrease of $1.5 million in amounts due from HMOs, a decrease of $0.5 million in other receivables, a decrease of $1.2 million in depreciation and amortization expense, and a decrease of $3.3 million in amounts due to Medicare.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2004. As described in Note 1 to our Consolidated Financial Statements contained in this Annual Report on Form 10-K/A, we have restated our previously issued financial statements for the fiscal year ended June 30, 2004, to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of our HMO affiliates. Because that software error resulted in the overstatement of our revenue, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2004. During May 2005, we corrected the software error in question, and we believe that this correction effectively remediates any weakness that the software error may have caused in our disclosure controls and procedures. Accordingly, we believe that our disclosure controls and procedures are now effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. There were no changes in our internal controls or other factors during the fourth quarter of our fiscal year, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses. However, as noted above, subsequent to the fourth quarter of our fiscal year, we remediated the software error described above.

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

ITEM 9B. OTHER INFORMATION

     We did not file any reports on Form 8-K during our fourth quarter ended June 30, 2004. There is no further information to be reported at this time.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

     The executive officers and directors of Continucare are as follows:

Name	Age	Position
Richard C. Pfenniger, Jr	49	Chairman of the Board, Chief Executive Officer, and President

Fernando L. Fernandez	43	Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary

Janet L. Holt	57	Controller and Assistant Secretary

Patrick M. Healy	46	Executive Vice President-Operations and Director

Luis H. Izquierdo	49	Senior Vice President-Marketing and Business Development

Robert J. Cresci	60	Director

Phillip Frost, M.D	67	Director

Neil Flanzraich	60	Director

Jacob Nudel, M.D	56	Director

A. Marvin Strait	70	Director

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

SUMMARY COMPENSATION TABLE

					Long-Term
	Annual Compensation				Compensation
				Other	No. of
				Annual	Securities
Name and	Fiscal	Salary	Bonus	Compen	Underlying		All Other
Principal Position	Year	($)	($)	-sation	Options		Compensation
Richard C. Pfenniger, Jr.,	2004	226,154	0	0	1,200,000	(1)	0
Chairman of the Board,	2003	0	0	0	0		0
President and Chief Executive Officer	2002	0	0	0	0		0

Spencer J. Angel,(2)	2004	73,715	0	(3)	0		335,500	(2)
	2003	259,000	0	(3)	200,000	(4)	0
	2002	259,000	0	(3)	0		0

Janet L. Holt,	2004	137,049	0	(3)	0		0
Controller(5)	2003	133,887	25,000	(3)	0		0
	2002	127,849	0	(3)	0		0

Luis H. Izquierdo,	2004	101,415	0	(3)	300,000	(6)	0
Senior Vice President of	2003	0	0	0	0		0
Marketing and Business Development	2002	0	0	0	0		0

(1)	1,200,000 stock options were awarded on October 1, 2003, vesting ratably over three years.

(2)	Mr. Angel resigned as Chief Executive Officer and President in October 2003. Pursuant to the terms of Mr. Angel’s severance arrangements, severance costs of $335,500 were paid or accrued in Fiscal 2004 in connection with Mr. Angel’s resignation.

(3)	The total perquisites and other personal benefits provided is less than 10% of the total annual salary and bonus to such officer.

(4)	200,000 fully vested stock options were awarded on September 23, 2002. All these options were cancelled in connection with Mr. Angel’s resignation.

(5)	Ms. Holt stepped down as Chief Financial Officer in June 2004, but remains with Continucare as Controller and Assistant Secretary.

(6)	300,000 stock options were awarded on January 5, 2004, vesting ratably over three years.

Option Grants During Fiscal 2004

     The following table sets forth certain information concerning grants of stock options made during Fiscal 2004 to our Named Executive Officers. We did not grant any stock appreciation rights in Fiscal 2004.

Individual Option Grants in Fiscal 2004

	Shares of
	Common				Potential Realizable Value at
	Stock	% of Total			Assumed Annual Rates of Stock Price
	Underlying	Granted to	Option	Expiration	Appreciation for Option Term (1)
Name	Options	Employees	Price ($)	Date	5%	10%

Richard C. Pfenniger, Jr.,Chairman of the Board, President and Chief Executive Officer	1,200,000	51%	$0.66	10/01/13	$498,085	$1,262,244

Luis H. Izquierdo, Senior Vice President Marketing and Business Development	300,000	13%	$1.51	1/05/14	$284,889	$721,965

(1)	The dollar amounts set forth in these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the common stock.

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
c/o Pecks Management Partners, Ltd.
One Rockefeller Plaza
Suite 900
New York, NY 10020
Neil Flanzraich	220,000	(5)	*
4400 Biscayne Boulevard
Miami, FL 33137

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership (1)		Common Stock (2)
Phillip Frost, M.D	22,161,601	(6)	44.0
4400 Biscayne Boulevard
Miami, FL 33137
Patrick Healy	250,000	(7)	*
80 S.W. 8th Street
Miami, FL 33130
Janet L. Holt	75,000	(7)	*
80 S.W. 8th Street
Miami, FL 33130
Jacob Nudel, M.D.	120,000	(8)	*
One Isla Bahia Drive
Fort Lauderdale, FL 33316
Richard C. Pfenniger, Jr	605,000	(9)	1.2
80 S.W. 8th Street
Miami, FL 33130
A. Marvin Strait	20,000	(7)	*
2 North Cascade Ave. Suite 1300
Colorado Springs, CO 80903
Pecks Management Partners Ltd.	6,511,584	(10)	12.9
One Rockefeller Plaza
Suite 1730
New York, NY 10020
All directors and executive officers	23,771,601		46.4
as a group (10 persons)

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2)	Based on 50,300,186 shares outstanding as of September 13, 2004.

(3)	Includes 8,627 shares of common stock issuable upon conversion of a convertible promissory note. Mr. Angel resigned as Chief Executive Officer in October 2003.

(4)	Includes 120,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(5)	Includes 20,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(6)	Includes (i) 21,222,288 shares owned beneficially through Frost Gamma Investments Trust; (ii) 819,313 shares beneficially owned through Frost Nevada Limited Partnership; (iii) 100,000 shares of stock owed directly by Dr. Frost and (iv) 20,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004. See “Certain Transactions”.

(7)	Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(8)	Includes 20,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(9)	Includes 400,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 13, 2004.

(10)	The information set forth herein is based solely on the most recent Schedule(s) 13G/A filed with the SEC by the entity and, accordingly, may not reflect their respective holdings as of the date of this report.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

     Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K/A.

(a)(2) Financial Statement Schedules

     All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3) Exhibits

3.1	Restated Articles of Incorporation of Company, as amended (1)

3.2	Restated Bylaws of Company (1)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Indenture, dated as of October 30, 1997, between the Company and American Stock Transfer & Trust Company, as Trustee, relating to 8% Convertible Subordinated Notes due 2002 (2)

4.3	Registration Rights Agreement, dated as of October 30, 1997, by and between the Company and Loewenbaum & Company Incorporated (2)

4.4	Continucare Corporation Amended and Restated 1995 Stock Option Plan (3)

4.5	Amended and Restated 2000 Stock Option Plan (6)

4.6	Convertible Subordinated Promissory Note (7)

4.7	Form of Convertible Promissory Note, dated June 30, 2001 (10)

4.8	Amendment to Convertible Promissory Note, dated March 31, 2003, between the Company and Frost Nevada Limited Partnership (10)

4.9	Form of Amendment to Convertible Promissory Note, dated March 31, 2003 (10)

10.1	Severance Agreement between the Company and Spencer J. Angel dated as of October 1, 2003 (11)

10.2	Letter agreement dated March 26, 2004 regarding Dr. Phillip Frost’s guarantee of the credit facility (12)

10.3	Letter agreement dated March 19, 2004 regarding extension of credit facility (12)

10.4	Form of Stock Purchase Agreement, dated April 22, 2004 (12)

10.5	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998 (5)

10.6	Managed Care Agreement dated July 1, 1995, by and between Continucare Corporation and Vista Healthplan of South Florida, Inc.(13)

10.7	Employment Agreement dated July 12, 1999 between Continucare Corporation and Spencer Angel (4) **

10.8	Lease Agreement, dated as of the 28th day of July 1999, between Doral Park Joint Venture, Lennar Mortgage Holdings Corporation, LNR/CREC Brickell Bayview Limited Partnership, and Universal American Realty Corporation, as tenants-in-common, and Continucare Corporation (5)

10.9	Airport Corporate Center office lease dated June 3, 2004, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Continucare Corporation(13)

10.10	Employment Agreement dated October 1, 2001 between Continucare Corporation and Janet L. Holt (9) **

10.11	Agreement, dated March 31, 2003, between the Company and Phillip Frost, M.D., Frost Gamma Investments Trust and Frost Nevada Investments Trust (10)

10.12	Agreement, dated March 31, 2003, between the Company and Pecks Management Partners, Ltd. (10)

10.13	Agreement, dated March 31, 2003, between the Company and Carret & Company (10)

21.1	Subsidiaries of the Company (13)

23.1	Consent of Ernst & Young LLP *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.

(2)	Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.

(3)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(4)	Form 10-K/A for the fiscal year ended June 30, 1999.

(5)	Form 10-K for the fiscal year ended June 30, 2000.

(6)	Schedule 14A dated July 28, 2004, filed July 28, 2004.

(7)	Form 8-K dated August 3, 2001, filed August 15, 2001.

(8)	Form 10-K for the fiscal year ended June 30, 2001.

(9)	Form 10-Q for the quarterly period ended September 30, 2001.

(10)	Form 10-Q for the quarterly period ended March 31, 2003.

(11)	Form 10-Q for the quarterly period ended September 30, 2003.

(12)	Form 10-Q for the quarterly period ended March 31, 2004.

(13)	Form 10-K for the fiscal year ended June 30, 2004.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION
By:	/s/ Richard C. Pfenniger, Jr.
RICHARD C. PFENNIGER, JR.
Chairman of the Board, Chief Executive Officer and President

Dated: May 23, 2005

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	May 23, 2005

Richard C. Pfenniger, Jr.	(Principal Executive Officer)

/s/ Fernando L. Fernandez	Senior Vice President – Finance, Chief Financial Officer, Treasurer and Secretary	May 23, 2005

Fernando L. Fernandez	(Principal Financial and Accounting Officer)

/s/ Robert J. Cresci

Robert J. Cresci	Director	May 23, 2005

/s/ Phillip Frost, M.D.

Phillip Frost, M.D.	Director	May 23, 2005

/s/ Neil Flanzraich

Neil Flanzraich	Director	May 23, 2005

/s/ Jacob Nudel, M.D.

Jacob Nudel, M.D.	Director	May 23, 2005

/s/ A. Marvin Strait

A. Marvin Strait	Director	May 23, 2005

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

     As discussed in Note 1, the Company’s June 30, 2004 financial statements referred to above have been restated for the correction of an error.

/s/ ERNST & YOUNG LLP
CERTIFIED PUBLIC ACCOUNTANTS

West Palm Beach, Florida
September 22, 2004, except for the
last paragraph of Note 1, as to
which the date is May 18, 2005

CONTINUCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004
	(Restated)	2003
ASSETS
Current assets:
Cash and cash equivalents	$720,360	$160,743
Certificates of deposit, current	101,515	101,258
Accounts receivable, net of allowance for doubtful accounts of approximately $827,000 and $4,823,000 at June 30, 2004 and 2003, respectively	29,591	323,443
Other receivables	423,215	410,765
Due from Medicare, net	—	258,930
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $11,450,000 and $13,014,000 at June 30, 2004 and 2003, respectively	2,701,878	1,414,469
Prepaid expenses and other current assets	861,215	565,935

Total current assets	4,837,774	3,235,543
Certificates of deposit	30,000	30,000
Assets related to discontinued operations	—	540,398
Equipment, furniture and leasehold improvements, net	492,054	430,382
Goodwill	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,069,000 and $1,717,000 at June 30, 2004 and 2003, respectively	1,442,858	1,793,431
Deferred financing costs, net of accumulated amortization of $222,500 and $142,160 at June 30, 2004 and 2003, respectively	662,502	518,382
Other assets, net	100,483	109,330

Total assets	$21,908,181	$20,999,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504,151	$683,488
Accrued expenses	1,451,888	2,283,048
Due to Medicare, net	14,645	—
Liabilities related to discontinued operations	208,484	110,345
Credit facility	—	2,315,000
Current portion of convertible subordinated notes payable	—	233,716
Current portion of long-term debt	—	2,640,943
Current portion of related party note payable	8,052	63,854
Accrued interest payable	710	51,754
Current portion of capital lease obligations	81,163	70,913
Deferred revenue	3,000,000	—

Total current liabilities	5,269,093	8,453,061
Deferred revenue	—	3,850,000
Capital lease obligations, less current portion	101,177	125,606
Convertible subordinated notes payable, less current portion	—	4,122,751
Long-term debt, less current portion	29,077	1,341,947
Related party note payable, less current portion	117,717	997,333

Total liabilities	5,517,064	18,890,698
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 53,296,379 shares issued and 50,300,186 shares outstanding at June 30, 2004 and 45,375,194 shares issued and 42,379,001 shares outstanding at June 30, 2003	5,031	4,239
Additional paid-in capital	69,907,973	60,279,880
Accumulated deficit	(48,097,186)	(52,750,140)
Treasury stock (2,996,193 shares at June 30, 2004 and 2003)	(5,424,701)	(5,424,701)

Total shareholders’ equity	16,391,117	2,109,278

Total liabilities and shareholders’ equity	$21,908,181	$20,999,976

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2004
	(Restated)	2003	2002
Revenue:
Medical services revenue, net	$101,123,346	$97,164,834	$90,828,930
Management fee revenue	677,927	—	—
Other income	22,829	—	150,000

Total revenue	101,824,102	97,164,834	90,978,930
Operating expenses:
Medical services:
Medical claims	76,333,580	74,046,265	69,340,067
Other direct costs	11,665,894	10,696,997	10,395,210

Total medical services	87,999,474	84,743,262	79,735,277

Administrative payroll and employee benefits	3,822,949	3,681,446	2,689,562
General and administrative	5,821,871	6,252,347	6,446,444
Gain on extinguishment of debt	(850,000)	—	—

Total operating expenses	96,794,294	94,677,055	88,871,283

Income from operations	5,029,808	2,487,779	2,107,647
Other income (expense):
Interest income	4,793	6,568	36,124
Interest expense	(1,006,082)	(956,327)	(1,567,479)
Medicare settlement related to terminated operations	2,218,278	—	(2,440,971)

Income (loss) from continuing operations	6,246,797	1,538,020	(1,864,679)
Income (loss) from discontinued operations:
Home health operations	(1,666,934)	(1,830,118)	(1,295,310)
Terminated IPAs	73,091	350,696	(486,399)

Loss from discontinued operations	(1,593,843)	(1,479,422)	(1,781,709)

Net income (loss)	$4,652,954	$58,598	$(3,646,388)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$.14	$.04	$(.05)
Loss from discontinued operations	(.03)	(.04)	(.04)

Net income (loss) per common share	$.11	$—	$(.09)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$.12	$.04	$(.05)
Loss from discontinued operations	(.03)	(.04)	(.04)

Net income (loss) per common share	$.09	$—	$(.09)

Weighted average common shares outstanding:
Basic	43,763,835	40,776,903	39,634,601

Diluted	49,232,716	40,776,903	39,634,601

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at June 30, 2001	39,459,601	$3,946	$59,511,632	$(49,162,350)	$(5,424,701)	$4,928,527

Issuance of stock as final consideration for a prior business combination	175,000	18	(18)	—	—	—

Net loss		—	—	(3,646,388)	—	(3,646,388)

Balance at June 30, 2002	39,634,601	3,964	59,511,614	(52,808,738)	(5,424,701)	1,282,139

Issuance of stock for director compensation	900,000	90	122,910	—	—	123,000

Issuance of stock to guarantor of credit facility	1,500,000	150	524,850	—	—	525,000

Issuance of stock as consideration for extension of note repayment terms	344,400	35	120,506	—	—	120,541

Net income		—	—	58,598	—	58,598

Balance at June 30, 2003	42,379,001	4,239	60,279,880	(52,750,140)	(5,424,701)	2,109,278

Issuance of stock to guarantor of credit facility	300,000	30	869,970	—	—	870,000

Issuance of stock in private placement transaction	2,333,333	233	3,464,376	—	—	3,464,609

Issuance of stock upon exercise of stock options	546,000	55	351,315	—	—	351,370

Issuance of stock upon conversion of related party note payable	819,313	82	899,383	—	—	899,465

Issuance of stock upon conversion of subordinated notes payable	3,922,539	392	4,043,049	—	—	4,043,441

Net income (Restated)	—	—	—	4,652,954	—	4,652,954

Balance at June 30, 2004 (Restated)	50,300,186	$5,031	$69,907,973	$(48,097,186)	$(5,424,701)	$16,391,117

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2004
	(Restated)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,652,954	$58,598	$(3,646,388)
Loss from discontinued operations	1,593,843	1,479,422	1,781,709

Income (loss) from continuing operations	6,246,797	1,538,020	(1,864,679)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	1,201,675	1,162,034	2,317,906
Provision for bad debts	104,296	44,333	65,668
Medicare settlement related to terminated operations	(2,218,278)	—	—
Loss (gain) on disposal of property and equipment and release from asset related liabilities	—	500	(28,642)
Director compensation paid through the issuance of restricted common stock	—	123,000	—
Gain on extinguishment of debt	(850,000)	—	—
Changes in operating assets and liabilities, excluding the effect of disposals:
Accounts receivable	189,556	(272,809)	(79,503)
Prepaid expenses and other current assets	(295,280)	(24,422)	(242,061)
Other receivables	(12,450)	423,462	(70,590)
Other assets	3,763	(29,629)	(6,641)
Accounts payable and accrued expenses	(1,010,497)	(114,317)	(399,152)
Due from HMOs, net	(1,287,409)	384,182	(1,158,598)
Due to/from Medicare, net	273,575	(137,695)	3,118,054
Accrued interest payable	(51,044)	41,046	(6,995)

Net cash provided by continuing operations	2,294,704	3,137,705	1,644,767
Net cash used in discontinued operations	(998,872)	(1,933,360)	(1,424,262)

Net cash provided by operating activities	1,295,832	1,204,345	220,505

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	—	500	—
Purchase of certificate of deposit	(30,000)	(70,000)	—
Proceeds from maturity of certificates of deposit	29,743	99,555	26,187
Purchase of property and equipment	(144,585)	(170,273)	(185,599)

Net cash used in continuing operations	(144,842)	(140,218)	(159,412)
Net cash (used in) provided by discontinued operations	(938)	15,751	31,086

Net cash used in investing activities	(145,780)	(124,467)	(128,326)

Continued on next page.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2004
	(Restated)	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock in private placement transaction	3,464,609	—	—
Payments on convertible subordinated notes	(233,716)	(273,896)	(273,897)
Payments on related party notes	(35,953)	(63,853)	(63,854)
Principal repayments under capital lease obligation	(76,000)	(112,256)	(106,249)
Payment of deferred financing costs	(15,000)	(15,000)	(15,000)
Proceeds from exercise of stock options	351,370	—	—
Net (decrease) increase in credit facility	(2,315,000)	—	1,815,000
Advances from HMOs	—	75,000	—
Payments on advances from HMOs	—	(75,000)	(450,000)
Third party assumption of capital lease obligation	—	(1,789)	—
Repayments to Medicare per agreement	(1,730,745)	(632,751)	(770,745)

Net cash (used in) provided by continuing operations	(590,435)	(1,099,545)	135,255
Net cash used in discontinued operations	—	—	(418,494)

Net cash used in financing activities	(590,435)	(1,099,545)	(283,239)

Net increase (decrease) in cash and cash equivalents	559,617	(19,667)	(191,060)
Cash and cash equivalents at beginning of fiscal year	160,743	180,410	371,470

Cash and cash equivalents at end of fiscal year	$720,360	$160,743	$180,410

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

Stock issued for deferred financing costs	$870,000	$645,541	$—

Stock issued upon conversion of subordinated notes payable	$4,043,441	$—	$—

Stock issued upon conversion of related party note payable	$899,465	$—	$—

Note payable issued for refunds due to Medicare for overpayments	$—	$694,800	$3,267,108

Note payable canceled due to settlement of cost report reopening	$—	$222,574	$—

Purchase of furniture and fixtures with proceeds of capital lease obligations	$61,820	$167,258	$48,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$563,750	$325,337	$266,945

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

Business

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

Restatement

The Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2004 have been restated to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of its HMO affiliates. The restatement reduced previously reported revenue and net income by approximately $0.6 million, or $0.02 per basic and diluted common share. The restatement also reduced the amount previously reported as due from HMOs by approximately $0.6 million at June 30, 2004. During May 2005, the Company learned of the software error. Because the data submitted through the software in question formed an element of the HMO’s calculation of payments due to Continucare, the error resulted in Continucare over-stating revenue associated with that one HMO beginning in the fourth quarter of Fiscal 2004. The software’s use was confined to the one HMO. Accordingly, the error did not impact revenue associated with any of Continucare’s other HMO affiliates and had no effect on the Company’s financial position or results of operations as of and for the year ended June 30, 2003.

     The following table summarizes the impact of the correction of the error discussed above on the previously reported financial information:

	As of and for the Year Ended June 30, 2004
	As Previously
	Reported	Correction	As Restated
Balance Sheet:
Due from HMOs, net	$3,337,293	$(635,415)	$2,701,878
Total current assets	5,473,189	(635,415)	4,837,774
Accumulated deficit	(47,461,771)	(635,415)	(48,097,186)
Total shareholders’ equity	17,026,532	(635,415)	16,391,117
Statement of Operations:
Medical services revenue, net	101,758,761	(635,415)	101,123,346
Total revenue	102,459,517	(635,415)	101,824,102
Income from operations	5,665,223	(635,415)	5,029,808
Income from continuing operations	6,882,212	(635,415)	6,246,797
Net income	5,288,369	(635,415)	4,652,954
Statement of Cash Flows:
Net income	5,288,369	(635,415)	4,652,954
Income from continuing operations	6,882,212	(635,415)	6,246,797
Due from HMOs, net	$1,922,824	$(635,415)	$1,287,409

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The managed care contracts relate to the value of certain amendments to a managed care agreement entered into with one of the Company’s HMOs. The amendments, among other things, extended the term of the original agreement with the HMO from six to ten years and modified for the Company’s benefit the value of the Medicare premium received by the Company. In consideration of these amendments, the Company gave the HMO a $3.9 million promissory note. (See Note 2.) The managed care contracts are subject to amortization and are being amortized over a weighted-average amortization period of 9.6 years. Total amortization expense for intangible assets subject to amortization was approximately $353,000, $360,000 and $691,000 during Fiscal 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense will be approximately $355,000 for each of the five succeeding fiscal years.

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

Although the Company follows APB No. 25 for its employee stock options, SFAS No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure,” requires the Company to disclose pro forma results of operations as if the Company’s stock options had been accounted for using the fair value provisions of SFAS No. 123. The Company’s pro forma information follows:

	Year Ended June 30,
	2004
	(Restated)	2003	2002
Net income (loss) as reported	$4,652,954	$58,598	$(3,646,388)
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	(375,327)	(120,168)	—

Pro forma	$4,277,627	$(61,570)	$(3,646,388)

Basic net income (loss) per share:
As reported	$.11	$—	$(.09)
Pro forma	$.10	$—	$(.09)

Diluted net income (loss) per share:
As reported	$.09	$—	$(.09)
Pro forma	$.09	$—	$(.09)

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

Under the Company’s full risk contracts with Humana and Vista, the Company receives a fixed monthly fee from the HMOs for each patient that chooses one of the Company’s physicians as their primary care physician in exchange for the Company assuming responsibility for the provision of all necessary medical services, even those it does not provide directly. The fixed monthly fee is typically based on a percentage of the premium received by the HMOs from various payor sources. Total medical services net revenue from continuing operations relating to Humana approximated 75%, 73% and 74% for Fiscal 2004, 2003 and 2002, respectively. Total medical services net revenue from continuing operations related to Vista approximated 25%, 23% and 21% for Fiscal 2004, 2003 and 2002, respectively. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided.

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

NOTE 3 – DISCONTINUED OPERATIONS

In an effort to streamline operations and stem anticipated operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the independent physicians affiliates associated with one HMO. The terminated IPAs, which consisted of 29 physicians at the time of the termination and is shown as discontinued operations, contributed approximately $4.5 million in revenue and generated operating income of approximately $351,000 in Fiscal 2003. Severance costs and other exit costs resulting from the terminated IPAs totaled less than $10,000 and were paid prior to June 30, 2003. At June 30, 2003, liabilities related to discontinued operations of approximately $110,000 consisted primarily of net amounts due to the HMO for medical claims incurred by the terminated IPAs prior to January 1, 2003 and other payables which arose during the ordinary course of business.

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

NOTE 4 — EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

			Estimated
	June 30,		Useful Lives
	2004	2003	(in years)
FurniturXe, fixtures and equipment	$2,138,529	$1,965,788	3-5
Furniture and equipment under capital lease	406,128	399,119	5
Leasehold improvements	150,943	124,289	5

	2,695,600	2,489,196
Less accumulated depreciation	(2,203,546)	(2,058,814)

	$492,054	$430,382

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

As a result of the conversion of the Notes, the Company reclassified the outstanding principal balance of the Notes and the interest due in future periods that had been recorded during prior restructurings in accordance with Statement of Financial Accounting Standards No. 15 (SFAS No. 15”), “Accounting by Debtors and Creditors for Troubled Debt Restructurings” of $4.1 million, offset by the write off of $87,000 in unamortized deferred financing costs, to paid-in capital.

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

Credit Facility — The Credit Facility provides for a revolving loan to the Company of $3.0 million. Effective March 30, 2004, the Company obtained an extension of the maturity date for the Credit Facility until March 31, 2005. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Frost. In order to obtain the extension of the maturity date, Dr. Frost was required to renew his personal guarantee. In consideration of Dr. Frost’s reaffirmation of his personal guarantee, the Company issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The shares of common stock issued were valued at $870,000 based on the market price of the Company’s common stock on March 26, 2004, the date on which the guarantee was renewed. This amount has been recorded as deferred financing costs and will be amortized through March 31, 2005. The terms of the Credit Facility remained substantially unchanged, except for the removal of a financial covenant that previously required the Company to maintain a minimum fixed charge coverage ratio.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

In connection with a restructuring of the Notes during February 2000, the Company was required to procure the Credit Facility and to obtain a financially responsible person(s) to guarantee the Credit Facility for the Company. The Company obtained such a bank credit facility and obtained personal guarantees from Dr. Phillip Frost. In consideration for providing the guarantees, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock to Dr. Frost and 1,500,000 shares to an additional guarantor. These shares were valued at $3,375,000 based on the closing price of the Company’s stock on February 11, 2000 when the original guarantees were granted.

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

On March 30, 2004, Dr. Frost extended his personal guarantee of the Company’s Credit Facility through March 31, 2005. (See Note 6.) In consideration of Dr. Frost’s personal guarantee, the Company issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The shares of common stock issued, which were valued at $870,000 based on the closing price of the Company’s common stock on March 30, 2004, have been recorded as a deferred financing cost and are being amortized over the term of the guarantee.

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

The following table summarizes information related to the Company’s stock option activity for the years ended June 30, 2004, 2003 and 2002:

	Year Ended June 30,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding at beginning of the year	2,716,000	$1.15	2,316,000	$1.29	2,996,750	$1.30
Granted	2,425,000	1.22	400,000	0.36	—	—
Exercised	(546,000)	0.64	—	—	—	—
Forfeited	(1,300,000)	1.17	—	—	(680,750)	1.34

Outstanding at end of the year	3,295,000		2,716,000		2,316,000

Exercisable at end of the year	945,000		2,360,997		1,605,997

Weighted average fair value of options granted during the year	$1.20		$0.12		$—

The following table summarizes information about the options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of		Weighted Average
Exercise	Outstanding at	Remaining	Weighted Average	Number	Weighted Average
Prices	June 30, 2004	Contractual Life	Exercise Price	Exercisable	Exercise Price

$5.125-$5.25	150,000	3.13	5.24	150,000	5.24
$ 1.51-$2.86	1,150,000	9.86	1.99	—	—
$ .32-$ .69	1,995,000	8.26	.65	795,000	.63

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

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	June 30,
	2004	2003	2002
	(Restated)
Deferred tax assets:
Bad debt and notes receivable reserve	$706,992	$4,620,512	$4,603,954
Other	192,440	379,628	937,650
Impairment charge	1,975,228	3,036,963	2,513,767
Capital loss carryover	—	200,261	200,261
Net operating loss carryforward	7,925,846	4,590,657	3,907,860

Deferred tax assets	10,800,506	12,828,021	12,163,492
Deferred tax liabilities:
Depreciable/amortizable assets	(646,886)	(965,047)	(63,762)
Valuation allowance	(10,153,620)	11,862,974)	(12,099,730)

Deferred tax liabilities	(10,800,506)	(12,828,021)	(12,163,492)

Net deferred tax (liability) asset	$—	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of

$10,153,620, $11,862,974 and $12,099,730 is necessary at June 30, 2004, 2003 and 2002, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period was approximately $1,709,354 for the year ended June 30, 2004. At June 30, 2004, the Company had available net operating loss carryforwards of approximately $21,062,573, which expire in 2019 through 2024. Certain of the Company’s net operating loss carryforwards are subject to annual limitations.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years ended June 30, 2004, 2003 and 2002 is as follows:

	Year Ended June 30,
	2004	2003	2002
	(Restated)
Statutory federal rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	3.63	3.63	(3.63)
Goodwill and other non-deductible items	2.85	356.26	4.50
Change in valuation allowance	(40.48)	(404.03)	30.30
Other	—	10.14	2.83

Effective tax rate	0%	0%	0%

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

In addition, on August 17, 2004, we received a Notice of Intent to Initiate Litigation for Medical Negligence from the personal representative of the estate of a former patient. Under Florida law, plaintiffs in medical malpractice actions are required to provide such a notice at least ninety days prior to commencing litigation. The plaintiff’s notice alleges negligence in the treatment of the former patient that resulted in his death. Plaintiff’s notice does not allege any specific damages. We intend to investigate this claim and defend it vigorously, but the outcome of this matter is not presently determinable. Our ultimate liability, if any, with respect to this matter is not presently determinable.

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

NOTE 14 – VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s Valuation and Qualifying Accounts consists of the following:

	Year ended June 30,
	2004	2003	2002
	(Restated)
Allowance for doubtful accounts related to accounts receivable:
Balance at beginning of period	$4,823,000	$4,807,000	$4,741,000
Provision for doubtful accounts	104,296	44,000	66,000
Write-offs of uncollectible accounts receivable	(4,100,332)	(28,000)	—

Balance at end of period	$826,964	$4,823,000	$4,807,000

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period	$6,367,000	$6,367,000	$6,367,000
Provision for doubtful accounts	—	—	—
Write-offs of uncollectible notes receivable	(6,367,000)	—	—

Balance at end of period	$—	$6,367,000	$6,367,000

Tax valuation allowance for deferred tax assets:
Balance at beginning of period	$11,862,974	$12,099,730	$11,106,764
Additions	—	—	992,966
Deductions	1,709,354	(236,756)	—

Balance at end of period	$10,153,620	$11,862,974	$12,099,730

NOTE 15 – QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2004 (a)
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter(b)	Year(b)
				(Restated)	(Restated)
Total revenue from continuing operations	$25,063,399	$24,368,236	$25,900,705	$26,491,762	$101,824,102

Net income (loss)	$2,501,350	$(354,808)	$1,511,235	$995,177	$4,652,954

Basic net income (loss) per share	$.06	$(.01)	$.04	$.02	$.11

Diluted net income (loss) per share	$.05	$(.01)	$.03	$.02	$.09

	For the Year Ended June 30, 2003 (a)
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue from continuing operations	$23,475,848	$23,988,134	$24,187,129	$25,513,723	$97,164,834

Net (loss) income	$(691,636)	$(372,487)	$298,376	$824,345	$58,598

Basic and diluted (loss) income per share	$(.02)	$(.01)	$.01	$.02	$—

(a)	As discussed in Note 3, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its IPAs. During Fiscal 2004, the Company disposed of its home health operations. These transactions are shown as discontinued operations. Therefore, the above quarterly information has been reclassified to agree with the current presentation. These reclassifications had no effect on the previously reported net income (loss) or net income (loss) per share for any quarter presented.

(b)	As discussed in Note 1, the Company’s results of operation for the year ended June 30, 2004, have been restated to give effect to the impact of a latent software error.

EXHIBIT INDEX

Description	Exhibit Number
Consent of Ernst & Young LLP	23.1

Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2