Form 10-Q/A
period 2004-09-30
CONTINUCARE CORP
filed 2005-05-23
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q is to restate the Company’s condensed consolidated financial statements as of and for the three-months ended September 30, 2004 (the “Financial Statements”) and to modify the related disclosures as further discussed in Note 2 to the Financial Statements.

As previously disclosed, on May 11, 2005, the Audit Committee of our Board of Directors concluded, upon the recommendation of management, that we were required to restate our Financial Statements as a result of a latent error in an automated software system used to submit particular patient data to one of our HMO affiliates.

This amended Form 10-Q does not attempt to modify or update any other disclosures set forth in the original Form 10-Q, except as required to reflect the effects of the restatement as described above. Additionally, except for the restatement information contained herein, this amended Form 10-Q speaks as of the filing date of the original Form 10-Q and does not update or discuss any other developments after the date of the original filing. All information contained herein is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2004	2004
	(Restated and
	Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,572,656	$720,360
Certificates of deposit, current	71,222	101,515
Other receivables	318,121	423,215
Due from HMOs, net of a liability for incurred but not reported medical claims expense
of approximately $11,259,000 and $11,450,000, respectively	2,406,150	2,701,878
Prepaid expenses and other current assets	477,444	890,806

Total current assets	5,845,593	4,837,774
Certificates of deposit	30,000	30,000
Equipment, furniture and leasehold improvements, net	555,857	492,054
Goodwill	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,157,000
and $2,069,000, respectively	1,354,655	1,442,858
Deferred financing costs, net of accumulated amortization of approximately $443,750 and
$222,500, respectively	441,252	662,502
Other assets, net	88,207	100,483

Total assets	$22,658,074	$21,908,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393,863	$504,151
Accrued expenses	1,276,530	1,452,598
Due to Medicare, net	24,447	14,645
Liabilities related to discontinued operations	188,451	208,484
Current portion of related party note payable	8,052	8,052
Current portion of capital lease obligations	81,163	81,163
Deferred revenue	3,000,000	3,000,000

Total current liabilities	4,972,506	5,269,093
Capital lease obligations, less current portion	83,628	101,177
Long-term debt	29,077	29,077
Related party note payable, less current portion	117,717	117,717

Total liabilities	5,202,928	5,517,064
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized, 53,296,379 shares
issued and 50,300,186 shares outstanding at September 30, 2004 and June 30, 2004	5,031	5,031
Additional paid-in capital	69,862,973	69,907,973
Accumulated deficit	(46,988,157)	(48,097,186)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	17,455,146	16,391,117

Total liabilities and shareholders’ equity	$22,658,074	$21,908,181

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30,
	2004
	(Restated)	2003
Revenue:
Medical services revenue, net	$26,027,422	$24,927,130
Management fee revenue and other income	180,595	136,269

Total revenue	26,208,017	25,063,399
Operating expenses:
Medical services:
Medical claims	19,016,175	18,806,725
Other direct costs	3,151,253	2,861,583

Total medical services	22,167,428	21,668,308

Administrative payroll and employee benefits	1,090,961	893,215
General and administrative	1,595,303	1,608,208

Total operating expenses	24,853,692	24,169,731

Income from operations	1,354,325	893,668
Other income (expense):
Interest income	3,120	655
Interest expense	(248,416)	(245,613)
Medicare settlement related to terminated operations	-	2,218,278

Income from continuing operations	1,109,029	2,866,988
Income (loss) from discontinued operations:
Home health operations	-	(438,729)
Terminated IPAs	-	73,091

Loss from discontinued operations	-	(365,638)

Net income	$1,109,029	$2,501,350

Basic net income (loss) per common share:
Income from continuing operations	$.02	$.07
Loss from discontinued operations	-	(.01)

Net income per common share	$.02	$.06

Diluted net income (loss) per common share:
Income from continuing operations	$.02	$.06
Loss from discontinued operations	-	(.01)

Net income per common share	$.02	$.05

Weighted average common shares outstanding:
Basic	50,300,186	42,379,001

Diluted	51,685,339	47,318,412

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2004
	(Restated)	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,109,029	$2,501,350
Loss from discontinued operations	—	365,638

Income from continuing operations	1,109,029	2,866,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization
of deferred financing costs	356,898	275,983
Medicare settlement related to terminated operations	—	(2,218,278)
Changes in operating assets and liabilities, excluding the effect of disposals:
Prepaid expenses and other current assets	413,362	159,886
Other receivables	105,094	12,902
Other assets	12,276	(1,446)
Due from HMO’s, net	295,728	(786,527)
Due to Medicare, net	9,802	3,935
Accounts payable and accrued expenses	(286,356)	414,076

Net cash provided by continuing operations	2,015,833	727,519
Net cash used in discontinued operations	(20,033)	(118,636)

Net cash provided by operating activities	1,995,800	608,883

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit	30,293	31,050
Purchase of property and equipment	(111,248)	(59,869)

Net cash used in continuing operations	(80,955)	(28,819)
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(80,955)	(28,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible subordinated notes	—	(68,474)
Payment of fees related to private placement transaction	(45,000)	—
Principal repayments under capital lease obligation	(17,549)	(19,238)
Net decrease in credit facility	-	(434,388)
Repayments to Medicare per agreement	-	(115,699)

Net cash used in continuing operations	(62,549)	(637,799)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(62,549)	(637,799)

Net increase (decrease) in cash and cash equivalents	1,852,296	(57,735)
Cash and cash equivalents at beginning of period	720,360	160,743

Cash and cash equivalents at end of period	$2,572,656	$103,008

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2004. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in that report.

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

Restatement

The Company’s condensed consolidated financial statements as of and for the three-months ended September 30, 2004 have been restated to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of its HMO affiliates. The restatement reduced previously reported revenue and net income by approximately $0.6 million and $0.5 million, respectively, or $0.01 per basic and diluted common share. The restatement also reduced the amount previously reported as due from HMOs at September 30, 2004 by approximately $1.2 million. During May 2005, the Company learned of the error. Because the data formed an element of the HMO’s calculation of payments due to Continucare, the error resulted in Continucare over-stating revenue associated with that one HMO beginning in the fourth quarter of Fiscal 2004. The software’s use was confined to the one HMO. Accordingly, the error did not impact revenue associated with any of Continucare’s other HMO affiliates and had no effect on the Company’s financial position or results of operations as of and for the three-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

months ended September 30, 2003. However, the software error had an impact on the quarter ended June 30, 2004, and, as a result, due from HMOs in the accompanying June 30, 2004 condensed consolidated balance sheet has been reduced by approximately $0.6 million from the previously reported amount.

The following table summarizes the impact of the correction of the error discussed above on the previously reported financial information:

	As of and for the Three-Months Ended September 30, 2004
	As Previously
	Reported	Correction	As Restated
Balance Sheet:
Due from HMOs, net	$3,624,587	$(1,218,437)	$2,406,150
Total current assets	7,064,030	(1,218,437)	5,845,593
Accrued expenses	1,393,134	(116,604)	1,276,530
Total current liabilities	5,089,110	(116,604)	4,972,506
Accumulated deficit	(45,886,324)	(1,101,833)	(46,988,157)
Total shareholders’ equity	18,556,979	(1,101,833)	17,455,146
Statement of Operations:
Medical services revenue, net	26,610,444	(583,022)	26,027,422
Total revenue	26,791,039	(583,022)	26,208,017
Administrative payroll and employee benefits	1,207,565	(116,604)	1,090,961
Income from operations	1,820,743	(466,418)	1,354,325
Income from continuing operations	1,575,447	(466,418)	1,109,029
Net income	1,575,447	(466,418)	1,109,029
Statement of Cash Flows:
Net income	1,575,447	(466,418)	1,109,029
Income from continuing operations	1,575,447	(466,418)	1,109,029
Due from HMOs, net	(287,294)	583,022	295,728
Accounts payable and accrued expenses	$(169,752)	$(116,604)	$(286,356)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

	Three months ended
	September 30,
	2004
	(Restated)	2003
Net income as reported	$1,109,029	$2,501,350
Deduct:
Total stock-based employee compensation
expense determined under SFAS No. 123 for
all awards	245,820	—

Pro forma	$863,209	$2,501,350

Basic net income per common share:
As reported	$.02	$.06
Pro forma	$.02	$.06

Diluted net income per common share:
As reported	$.02	$.05
Pro forma	$.02	$.05

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

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

NOTE 6 – CREDIT FACILITY

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
SEPTEMBER 30, 2004
(UNAUDITED)

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

NOTE 9 – INCOME TAXES

No provision for income taxes was recorded in the three-month periods ended September 30, 2004 and 2003, due primarily to the utilization of prior year net operating loss carryforwards. The Company periodically performs an analysis of the realizability of its deferred tax assets based on its assessment of current and expected operating results. During the three-month period ended September 30, 2004, the valuation allowance for deferred tax assets was reduced by approximately $323,000 due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q/A to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries.

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

     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended June 30, 2004.

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

Restatement

     Our condensed consolidated financial statements as of and for the three-months ended September 30, 2004 have been restated to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of our HMO affiliates. The restatement reduced previously reported revenue and net income by approximately $0.6 million and $0.5 million, respectively, or $0.01 per basic and diluted common share for the three-months ended September 30, 2004. The restatement also reduced the amount previously reported as due from HMOs at September 30, 2004 by approximately $1.2 million. During May 2005, we learned of the error. Because the data formed an element of the HMO’s calculation of payments due to us, the error resulted in us over-stating revenue associated with that one HMO beginning in the fourth quarter of Fiscal 2004. The software’s use was confined to the one HMO. Accordingly, the error did not impact revenue associated with any of our other HMO affiliates and had no effect on our financial position or results of operations as of and for the three-months ended September 30, 2003.

However, the software error had an impact on the quarter ended June 30, 2004, and, as a result, due from HMOs in the accompanying June 30, 2004 condensed consolidated balance sheet has been reduced by approximately $0.6 million from the previously reported amount. The following discussion has been updated to include the effect of this restatement.

     For a detailed description of the impact of this error, see Note 2 to the condensed consolidated financial statements included elsewhere in this report.

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

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

Consideration of Impairment Related to Goodwill and Other Intangible Assets

     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 71% of our total assets as of September 30, 2004. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

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

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 (RESTATED) TO THE THREE- MONTH PERIOD ENDED SEPTEMBER 30, 2003

Revenue from Continuing Operations

     Medical services revenue increased by $1.1 million, or 4.4%, to $26.0 million for the three-month period ended September 30, 2004, from $24.9 million for the three-month period ended September 30, 2003. The most significant component of our medical services revenue is the revenue we generate from Medicare patients under full risk arrangements. During the three months ended September 30, 2004, revenue generated by our Medicare full risk arrangements increased approximately 15.0% on a per patient per month basis over the comparable period of Fiscal 2004, which was partially offset by a decrease of approximately 7.3% in Medicare patients months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. Under the Medicare risk adjustment program, the health status of Medicare Advantage participants is taken into account in determining premiums paid for each participant rather than merely demographic factors, as has historically been the case. The Centers for Medicare and Medicaid Services (“CMS”) periodically recompute the premiums to be paid to the HMOs based on updated health status and demographic factors. Due to the timing of when the updated premium amounts are paid to the HMOs, the per patient per month premiums we receive from the HMOs may include retroactive adjustments to amounts previously paid. Included in medical services revenue for the three-month period ended September 30, 2004 are retroactive Medicare risk adjustments of approximately $0.5 million.

     Management fee revenue and other income of $0.2 and $0.1 million for the three-month periods ended September 30, 2004 and 2003, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for approximately 77% and 73% of our medical services revenue for the three-month periods ended September 30, 2004 and 2003, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 23% and 27% of our medical services revenue for the three-month periods ended September 30, 2004 and 2003, respectively.

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

     Medical services expenses for the three-month period ended September 30, 2004, increased by $0.5 million, or 2.3%, to $22.2 million from $21.7 million for the three-month period ended September 30, 2003. As a percentage of total revenue, medical services expenses decreased to 84.6% for the three-month period ended September 30, 2004, as compared to 86.5% for the three-month period ended September 30, 2003. The increase in medical services expenses was due to increases in other direct costs and medical claims expense. Medical claims expense increased by $0.2 million, or 1.1%, to $19.0 million for the three-month period ended September 30, 2004, from $18.8 million for the three-month period ended September 30, 2003. The increase in medical claims expense was primarily due to higher stop-loss insurance costs. However, the increase in medical services revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment more than offset the increase in claims expense for the three-months ended September 30, 2004. As a result, notwithstanding the increase in our medical claims expenses, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 73.1% in the three-month period ended September 30, 2004, from 75.4% in the three-month period ended September 30, 2003. In response to the Medicare Modernization Act, certain benefits offered to Medicare patients were enhanced by the HMOs. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. In addition, as noted above, the comparatively higher medical services revenue we experienced during the three months ended September 30, 2004, as compared to the same period of Fiscal 2004 also relates, in part, to the fact that the Medicare Modernization Act and the Medicare risk adjustment program were not in effect during the three months ended September 30, 2003. As a result, we may not experience the same comparative decrease in our claims loss ratio during periods of Fiscal 2005 that correspond to periods of Fiscal 2004 during which those programs were in effect. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

     Other direct costs increased by $0.3 million, or 10.1%, to $3.2 million for the three-month period ended September 30, 2004, from $2.9 million for the three-month period ended September 30, 2003. As a percentage of total revenue, other direct costs increased to 12.0% for the three-month period ended September 30, 2004 from 11.4% for the three-month period ended September 30, 2003. The increase in other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers.

     Administrative payroll and employee benefits expense increased by $0.2 million, or 22.1%, to $1.1 million for the three-month period ended September 30, 2004, from $0.9 million for the three-month period ended September 30, 2003. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.2% for the three-month period ended September 30, 2004, from 3.6% for the three-month period ended September 30, 2003. The increase in administrative payroll and employee benefits expense was primarily due to an increase in salaries related to the hiring of additional marketing and executive personnel.

     General and administrative expenses remained constant at $1.6 million for the three-month periods ended September 30, 2004 and 2003. As a percentage of total revenue, general and administrative expenses decreased to 6.1% for the three-month period ended September 30, 2004, from 6.4% for the three-month period ended September 30, 2003.

Income from Operations

     Income from operations for the three-month period ended September 30, 2004 increased by $0.5 million to $1.4 million, or 5.2% of total revenue, from $0.9 million, or 3.6% of total revenue, for the three-month period ended September 30, 2003.

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

Taxes

     No provision for income taxes was recorded in the three-month periods ended September 30, 2004 and 2003, due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. During the three-month period ended September 30, 2004, the valuation allowance for deferred tax assets was reduced by $0.3 million due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for the three-month period ended September 30, 2004 decreased by $1.4 million to $1.1 million from $2.5 million for the three-month period ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, working capital was $0.9 million, an increase of $1.3 million from a working capital deficit of $0.4 million at June 30, 2004. The increase in working capital for the three-month period ended September 30, 2004, was primarily due to net income of $1.1 million. Cash and cash equivalents were $2.6 million at September 30, 2004, compared to $0.7 million at June 30, 2004.

     Net cash of $2.0 million was provided by operating activities from continuing operations for the three-month period ended September 30, 2004, compared to $0.7 million for the three-month period ended September 30, 2003. The increase of $1.3 million in cash provided by operating activities for the three-month period ended September 30, 2004, was primarily due to an increase in operating income of $0.5 million and a decrease in due from HMO’s of $1.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2004. As described in Note 2 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q/A, we have restated our previously issued financial statements for the three-months ended September 30, 2004, to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of our HMO affiliates. Because that software error resulted in the overstatement of our revenue, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2004. During May 2005, we corrected the software error in question, and we believe that this correction effectively remediates any weakness that the software error may have caused in our disclosure controls and procedures. Accordingly, we believe that our disclosure controls and procedures are now effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. There were no changes in our internal controls or other factors during the fiscal quarter that is the subject of this Quarterly Report on Form 10-Q/A, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses. However, as noted above, subsequent to the fiscal quarter that is the subject of this Quarterly Report on Form 10-Q/A, we remediated the software error described above.

     Provided with this Quarterly Report are certifications of our Chief Executive Officer and our Chief Financial Officer. We are required to provide those certifications by Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s implementing regulations. Item 4 of this Quarterly Report is the information concerning the evaluation referred to in those certifications, and you should read this information in conjunction with those certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 10 of our Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     See Part I, Item 4 “Submission of Matters to a Vote of Security Holders” in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004.

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

Item 6. Exhibits

     Exhibits

10.1	Form of Stock Option Agreement under the Continucare Corporation Amended and Restated 2000 Stock Option Plan.*

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 10.1 to our original Form 10-Q for the quarter ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: May 23, 2005	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger Jr.
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Description	Exhibit Number
Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002	32.2