Form 10-Q/A
period 2004-12-31
CONTINUCARE CORP
filed 2005-05-23
CIK 803352

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q is to restate the Company’s condensed consolidated financial statements as of and for the three and six-months ended December 31, 2004 (the “Financial Statements”) and to modify the related disclosures as further discussed in Note 2 to the Financial Statements.

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

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(Restated and	(Restated)
	Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,827,181	$720,360
Certificates of deposit, current	—	101,515
Other receivables	143,939	423,215
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $10,460,000 and
$11,450,000, respectively	2,078,853	2,701,878
Prepaid expenses and other current assets	819,470	890,806

Total current assets	9,869,443	4,837,774

Certificates of deposit	30,350	30,000
Equipment, furniture and leasehold improvements, net	599,481	492,054
Goodwill, net	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of
approximately $2,245,000 and $2,069,000, respectively	1,266,452	1,442,858
Deferred financing costs, net of accumulated amortization of approximately
$665,000 and $222,500, respectively	220,002	662,502
Other assets, net	72,956	100,483

Total assets	$26,401,194	$21,908,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$970,311	$504,151
Accrued expenses	1,538,386	1,452,598
Due to Medicare, net	24,446	14,645
Liabilities related to discontinued operations	150,002	208,484
Current portion of related party notes payable	121,743	8,052
Current portion of capital lease obligations	55,620	81,163
Note payable	1,040,000	—
Deferred revenue	2,500,000	3,000,000

Total current liabilities	6,400,508	5,269,093
Capital lease obligations, less current portion	88,066	101,177
Long term debt, less current portion	29,077	29,077
Related party notes payable, less current portion	—	117,717

Total liabilities	6,517,651	5,517,064
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized,
53,323,045 shares issued and 50,326,852 shares outstanding at
December 31, 2004 and 53,296,379 shares issued and 50,300,186
shares outstanding at June 30, 2004	5,034	5,031
Additional paid-in capital	70,152,970	69,907,973
Accumulated deficit	(44,849,760)	(48,097,186)
Treasury stock (2,996,193 shares)	(5,424,701)	(5,424,701)

Total shareholders’ equity	19,883,543	16,391,117

Total liabilities and shareholders’ equity	$26,401,194	$21,908,181

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three-Months Ended December 31,
	2004	2003
	(Restated)
Revenue:
Medical services revenue, net	$26,693,612	$24,173,674
Management fee revenue and other income	420,063	194,562

Total revenue	27,113,675	24,368,236
Operating expenses:
Medical services:
Medical claims	18,600,734	18,141,504
Other direct costs	3,621,073	2,890,296

Total medical services	22,221,807	21,031,800

Administrative payroll and employee benefits	1,300,388	993,101
General and administrative	1,743,731	1,971,804
Gain on extinguishment of debt	(500,000)	(350,000)

Total operating expenses	24,765,926	23,646,705

Income from operations	2,347,749	721,531
Other income (expense):
Interest income	18,192	1,421
Interest expense	(227,544)	(243,712)

Income from continuing operations	2,138,397	479,240
Loss from discontinued home health operations	-	(834,048)

Net income (loss)	$2,138,397	$(354,808)

Basic net income (loss) per common share:
Income from continuing operations	$.04	$.01
Loss from discontinued operations	-	(.02)

Net income (loss) per common share	$.04	$(.01)

Diluted net income (loss) per common share:
Income from continuing operations	$.04	$.01
Loss from discontinued operations	-	(.02)

Net income (loss) per common share	$.04	$(.01)

Weighted average common shares outstanding:
Basic	50,311,780	42,379,001

Diluted	51,887,604	48,191,924

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six-Months Ended December 31,
	2004	2003
	(Restated)
Revenue:
Medical services revenue, net	$52,721,141	$49,107,176
Management fee revenue and other income	600,658	324,459

Total revenue	53,321,799	49,431,635
Operating expenses:
Medical services:
Medical claims	37,616,515	36,948,229
Other direct costs	6,697,326	5,751,879

Total medical services	44,313,841	42,700,108

Administrative payroll and employee benefits	2,467,844	1,886,316
General and administrative	3,338,039	3,580,735
Gain on extinguishment of debt	(500,000)	(350,000)

Total operating expenses	49,619,724	47,817,159

Income from operations	3,702,075	1,614,476
Other income (expense):
Interest income	21,311	2,076
Interest expense	(475,960)	(488,601)
Medicare settlement related to terminated operations	-	2,218,278

Income from continuing operations	3,247,426	3,346,229
Income (loss) from discontinued operations:
Home health operations	-	(1,272,778)
Terminated IPAs	-	73,091

Loss from discontinued operations	-	(1,199,687)

Net income	$3,247,426	$2,146,542

Basic net income (loss) per common share:
Income from continuing operations	$.06	$.08
Loss from discontinued operations	-	(.03)

Net income per common share	$.06	$.05

Diluted net income (loss) per common share:
Income from continuing operations	$.06	$.07
Loss from discontinued operations	-	(.03)

Net income per common share	$.06	$.04

Weighted average common shares outstanding:
Basic	50,305,983	42,379,001

Diluted	51,786,472	47,755,168

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six-Months Ended December 31,
	2004	2003
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,247,426	$2,146,542
Loss from discontinued operations	-	1,199,687

Income from continuing operations	3,247,426	3,346,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing
costs	727,759	555,952
Recognition of compensation expense related to issuance of stock options	254,000	-
Gain on extinguishment of debt	(500,000)	(350,000)
Changes in operating assets and liabilities, excluding the effect of disposals:
Prepaid expenses and other current assets	71,336	(76,117)
Other receivables	279,276	207,418
Other assets	27,527	(1,445)
Due from HMO’s, net	623,025	(570,518)
Due to Medicare, net	9,801	(2,370,219)
Accounts payable and accrued expenses	551,948	556,785

Net cash provided by continuing operations	5,292,098	1,298,085
Net cash used in discontinued operations	(58,482)	(714,025)

Net cash provided by operating activities	5,233,616	584,060

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit	101,165	30,439
Purchase of property and equipment	(216,280)	(53,679)

Net cash used in continuing operations	(115,115)	(23,240)
Net cash used in discontinued operations	-	(9,938)

Net cash used in investing activities	(115,115)	(33,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	1,040,000	-
Payments on convertible subordinated notes	(4,026)	(136,948)
Payment of fees related to private placement transaction	(45,000)	-
Payments on related party notes	-	(31,927)
Principal repayments under capital lease obligation	(38,654)	(37,860)
Proceeds from exercise of stock options	36,000	-
Net decrease in credit facility	-	(109,089)
Repayments to Medicare per agreement	-	(214,436)

Net cash provided by (used in) continuing operations	988,320	(530,260)
Net cash used in discontinued operations	-	—

Net cash provided by (used in) financing activities	988,320	(530,260)

Net increase in cash and cash equivalents	6,106,821	20,622
Cash and cash equivalents at beginning of period	720,360	160,743

Cash and cash equivalents at end of period	$6,827,181	$181,365

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for Fiscal 2004. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in that report.

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

Restatement

The Company’s financial statements as of and for the three and six-months ended December 31, 2004 have been restated to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of its HMO affiliates. The restatement reduced previously reported revenue by $0.4 million and $1.0 million for the three and six-months ended December 31, 2004, respectively, and net income by approximately $0.3 million, or $.01 per basic and diluted common share, and $0.8 million, or $.02 per basic and diluted common share, for the three and six-months ended December 31, 2004, respectively. The restatement also reduced the amount previously reported as due from HMOs at December 31, 2004 by approximately $1.6 million. During May 2005, the Company learned of the error. Because the data formed an element of the HMO’s calculation of payments due to Continucare, the error resulted in Continucare over-stating revenue associated with that one HMO. The patient data submitted through the software’s use was confined to the one HMO. The error did not impact revenue associated with any of Continucare’s other HMO affiliates and had no effect on the Company’s financial position or results of operations as of and for the three and six-months ended December 31, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

However, the software error had an impact on the quarter ended June 30, 2004, and, as a result, due from HMOs in the accompanying June 30, 2004 condensed consolidated balance sheet has been reduced by approximately $0.6 million from the previously reported amount.

     The following tables summarize the impact of the correction of the error discussed above on the previously reported financial information:

	As of and for the Six-Months Ended December 31, 2004
	As Previously
	Reported	Correction	As Restated
Balance Sheet:
Due from HMOs, net	$3,710,829	$(1,631,976)	$2,078,853
Total current assets	11,501,419	(1,631,976)	9,869,443
Accrued expenses	1,737,698	(199,312)	1,538,386
Total current liabilities	6,599,820	(199,312)	6,400,508
Accumulated deficit	(43,417,096)	(1,432,664)	(44,849,760)
Total shareholders’ equity	21,316,207	(1,432,664)	19,883,543
Statement of Operations:
Medical services revenue, net	53,717,702	(996,561)	52,721,141
Total revenue	54,318,360	(996,561)	53,321,799
Administrative payroll and employee benefits	2,667,156	(199,312)	2,467,844
Income from operations	4,499,324	(797,249)	3,702,075
Income from continuing operations	4,044,675	(797,249)	3,247,426
Net income	4,044,675	(797,249)	3,247,426
Statement of Cash Flows:
Net income	4,044,675	(797,249)	3,247,426
Income from continuing operations	4,044,675	(797,249)	3,247,426
Due from HMOs, net	(373,536)	996,561	623,025
Accounts payable and accrued expenses	$751,260	$(199,312)	$551,948

	Three-Months Ended December 31, 2004
	As Previously
	Reported	Correction	As Restated
Statement of Operations:
Medical services revenue, net	$27,107,151	$(413,539)	$26,693,612
Total revenue	27,527,214	(413,539)	27,113,675
Administrative payroll and employee benefits	1,383,096	(82,708)	1,300,388
Income from operations	2,678,580	(330,831)	2,347,749
Income from continuing operations	2,469,228	(330,831)	2,138,397
Net income	$2,469,228	$(330,831)	$2,138,397

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

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

As currently permitted by Statement 123, the Company accounts for share-based payments to employees using the intrinsic value method under “Accounting for Stock Issued to Employees,” Accounting Principles Board Opinion No. 25 (“APB No. 25”), and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method is expected to have a significant impact on our results of operations for periods after its adoption by the Company, although it will have no impact on our overall financial position. The precise impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there was no impact on operating cash flows recognized in prior periods for such excess tax deductions.

NOTE 4 — STOCK BASED COMPENSATION

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

Although the Company follows APB No. 25 for its employee stock options, SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” requires the Company to disclose pro forma results of operations as if the Company’s stock options had been accounted for using the fair value provisions of Statement 123. The Company’s pro forma information follows:

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2004		2004
	(Restated)	2003	(Restated)	2003
Net income (loss) as reported	$2,138,397	$(354,808)	$3,247,426	$2,146,542
Add:
Total stock-based employee compensation
expense in reported net income (loss)	254,000	—	254,000	—
Deduct:
Total stock-based employee compensation
expense determined under SFAS No. 123
for all awards	(382,565)	(63,200)	(628,385)	(63,200)

Pro forma net income (loss)	$2,009,832	$(418,008)	$2,873,041	$2,083,342
Basic net income (loss) per common share:
As reported	$.04	$(.01)	$.06	$.05
Pro forma	$.04	$(.01)	$.06	$.05
Diluted net income (loss) per common share:
As reported	$.04	$(.01)	$.06	$.04
Pro forma	$.04	$(.01)	$.06	$.04

NOTE 5 — DISCONTINUED OPERATIONS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

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

NOTE 6 — DEFERRED REVENUE

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

NOTE 7 — NOTE PAYABLE AND CREDIT FACILITY

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

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

NOTE 8 — INCOME/LOSS PER SHARE

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

NOTE 9 — DIRECTOR COMPENSATION

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

NOTE 10 — INCOME TAXES

No provision for income taxes was recorded in the three and six-month periods ended December 31, 2004 and 2003 due primarily to the utilization of prior year net operating loss carryforwards. The Company periodically performs an analysis of the realizability of its deferred tax assets based on its assessment of current and expected operating results. During the three and six-month periods ended December 31, 2004, the valuation allowance for deferred tax assets was reduced by $623,611 and $947,032, respectively, due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

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

On August 17, 2004, the Company received a Notice of Intent to Initiate Litigation for Medical Negligence from legal counsel to the personal representative of the estate of a former patient. Under Florida law, plaintiffs in medical malpractice actions are required to provide such a notice at least ninety days prior to commencing litigation. The plaintiff’s notice alleges negligence in the treatment of the former patient that resulted in his death. Plaintiff’s notice does not allege any specific damages. The Company intends to investigate this claim and defend itself vigorously, but the outcome of this matter is not presently determinable. The Company’s ultimate liability, if any, with respect to this matter is not presently determinable.

On February 3, 2005, the Company received a Notice of Intent to Initiate Litigation for Medical Negligence from legal counsel to the personal representative of the estate of a former patient. The plaintiff’s notice alleges negligence in the treatment of the former patient that substantially contributed to her death. Plaintiff’s notice does not allege any specific damages. The Company intends to investigate this claim and defend itself vigorously, but the outcome of this matter is not presently determinable. The Company’s ultimate liability, if any, with respect to this matter is not presently determinable.

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

Restatement

     Our condensed consolidated financial statements as of and for the three and six-months ended December 31, 2004 have been restated to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of our HMO affiliates. The restatement reduced previously reported revenue by $0.4 million and $1.0 million for the three and six-months ended December 31, 2004, respectively, and net income by approximately $0.3 million, or $0.01 per basic and diluted common share, and $0.8 million, or $0.02 per basic and diluted common share, for the three and six-months ended December 31, 2004, respectively. The restatement also reduced the amount previously reported as due from HMO at December 31, 2004 by approximately $1.6 million. During May 2005, we learned of the error. Because the data formed an element of the HMO’s calculation of payments due to us, the error resulted in us over-stating revenue associated with that one HMO. The patient data submitted through the software’s use was confined to the one HMO. The error did not impact revenue associated with any of our other HMO affiliates and had no effect on our financial position or results of operations as of and for the three and six-months ended December 31, 2003. However, the software error also impacted the quarter ended June 30, 2004, and, as a result, due from HMOs in the accompanying June 30, 2004 condensed consolidated balance sheet has been reduced by approximately $0.6 million from the previously reported amount. The following discussion has been updated to include the effect of this restatement.

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

Consideration of Impairment Related to Goodwill and Other Intangible Assets

     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 60% of our total assets as of December 31, 2004. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of premature permanent impairment arise. Indicators of a premature permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

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

COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2004 TO THE THREE- MONTH PERIOD ENDED DECEMBER 31, 2003

Revenue from Continuing Operations

     Medical services revenue increased by $2.5 million, or 10.4%, to $26.7 million for the three-month period ended December 31, 2004, from $24.2 million for the three-month period ended December 31, 2003. The most significant component of our medical services revenue is the revenue we generate from Medicare patients under full risk arrangements. During the three-months ended December 31, 2004, revenue generated by our Medicare full risk arrangements increased approximately 17.1% on a per patient per month basis over the comparable period of Fiscal 2004, which was partially offset by a decrease of approximately 5.9% in Medicare patients months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. In addition, included in medical services revenue is a cash distribution of $1.1 million received in December 2004 from an HMO representing additional Medicare Advantage funding. We do not expect to receive a similar distribution in future periods. The increase in Medicare revenue was partially offset by a decrease in commercial revenue of approximately $0.3 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005.

     Management fee revenue and other income of $0.4 and $0.2 million for the three-month periods ended December 31, 2004 and 2003, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for approximately 79% and 74% of our medical services revenue for the three-month periods ended December 31, 2004 and 2003, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 21% and 26% of our medical services revenue for the three-month periods ended December 31, 2004 and 2003, respectively.

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

     Medical services expenses for the three-month period ended December 31, 2004, increased by $1.2 million, or 5.7%, to $22.2 million from $21.0 million for the three-month period ended December 31, 2003. As a percentage of total revenue, medical services expenses decreased to 82.0% for the three-month period ended December 31, 2004, as compared to 86.3% for the three-month period ended December 31, 2003. The increase in medical services expenses was due to increases in medical claims expense and other direct costs. Medical claims expense increased by $0.5 million or 2.5% to $18.6 million for the three-month period ended December 31, 2004, from $18.1 million for the three-month period ended December 31, 2003. The increase in medical claims expenses was due to higher medical costs which was partially offset by a decrease in claims expense of approximately $0.4 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005. However, the increase in medical services revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment, and our receipt of a $1.1 million Medicare Advantage funding distribution from an HMO in December 2004, more than offset the increase in medical services expenses and claims expense for the three-month ended December 31, 2004. As a result, notwithstanding, the increase in our medical claims expenses, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 69.7% in the three-month period ended December 31, 2004, from 75.0% in the three-month period ended December 31, 2003. In response to the Medicare Modernization Act, certain benefits offered to Medicare patients were enhanced by the HMOs. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. In addition, as noted above, the comparatively higher medical services revenue we experienced during the three months ended December 31, 2004, as compared to the same period of Fiscal 2004 also relates primarily to the fact that the Medicare Modernization Act was not in effect and the Medicare risk adjustment program was not as fully phased-in during the three months ended December 31, 2003, and we also do not expect to receive similar Medicare Advantage distributions in future periods. As a result, we may not experience the same comparative decrease in our claims loss ratio during periods of Fiscal 2005 that correspond to periods of Fiscal 2004 during which those programs were in effect. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

     Other direct costs increased by $0.7 million, or 25.3%, to $3.6 million for the three-month period ended December 31, 2004, from $2.9 million for the three-month period ended December 31, 2003. As a percentage of total revenue, other direct costs increased to 13.4% for the three-month period ended December 31, 2004, from 11.9% for the three-month period ended December 31, 2003. The increase in other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers and an increase in bonus accruals.

     Administrative payroll and employee benefits expense increased by $0.3 million, or 30.9%, to $1.3 million for the three-month period ended December 31, 2004, from $1.0 million for the three-month period ended December 31, 2003. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.8% for the three-month period ended December 31, 2004, from 4.1% for the three-month period ended December 31, 2003. The increase in administrative payroll and employee benefits expense was primarily due to an increase in salaries related to the hiring of additional marketing and executive personnel and an increase in bonus accruals.

     General and administrative expenses decreased by $0.3 million, or 11.6%, to $1.7 million for the three-month period ended December 31, 2004, from $2.0 million for the three-month period ended December 31, 2003. As a percentage of total revenue, general and administrative expenses decreased to 6.4% for the three-month period ended December 31, 2004, from 8.1% for the three-month period ended December 31, 2003. The decrease in general and administrative expenses was primarily due to separation costs of $0.3 million accrued in the second quarter of Fiscal 2004 pursuant to the terms of our separation agreement with our former President.

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

Income from Operations

     Income from operations for the three-month period ended December 31, 2004, increased by $1.6 million to $2.3 million, or 8.7% of total revenue, from $0.7 million, or 3.0% of total revenue, for the three-month period ended December 31, 2003.

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

Taxes

     No provision for income taxes was recorded for the three-month periods ended December 31, 2004 and 2003, due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. During the three-month period ended December 31, 2004, the valuation allowance for deferred tax assets was reduced by $0.6 million due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for the three-month period ended December 31, 2004, increased by $2.5 million to $2.1 million from a net loss of $0.4 million for the three-month period ended December 31, 2003.

COMPARISON OF THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2004 TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2003

Revenue from Continuing Operations

     Medical services revenue increased by $3.6 million, or 7.4%, to $52.7 million for the six-month period ended December 31, 2004, from $49.1 million for the six-month period ended December 31, 2003. During the six-months ended December 31, 2004, revenue generated by our Medicare full risk arrangements increased approximately 17.1% on a per patient per month basis over the comparable period of Fiscal 2004, which was partially offset by a decrease of approximately 6.5% in Medicare patients months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. In addition, included in medical services revenue is a cash distribution of $1.1 million received in December 2004 from an HMO representing additional Medicare Advantage funding. The increase in Medicare revenue was partially offset by a decrease in commercial revenue of approximately $0.8 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005.

     Management fee revenue and other income of $0.6 and $0.3 million for the six-month periods ended December 31, 2004 and 2003, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for approximately 78% and 74% of our medical services revenue for the six-month periods ended December 31, 2004 and 2003, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 22% and 27% of our medical services revenue for the six-month periods ended December 31, 2004 and 2003, respectively.

Expenses from Continuing Operations

     Medical services expenses for the six-month period ended December 31, 2004, increased by $1.6 million, or 3.8%, to $44.3 million from $42.7 million for the six-month period ended December 31, 2003. As a percentage of total revenue, medical services expenses decreased to 83.1% for the six-month period ended December 31, 2004, as compared to 86.4% for the six-month period ended December 31, 2003. The increase in medical services expenses was due to increases in medical claims expense and other direct costs. Medical claims expense increased by $0.7 million, or 1.8%, to $37.6 million for the six-month period ended December 31, 2004, from $36.9 million for the six-month period ended December 31, 2003. The increase in medical claims expenses was due to higher medical costs which was partially offset by a decrease in claims expense of approximately $0.8 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005. However, the increase in medical services revenue resulting from the Medicare Modernization Act, the increased phase-in of the Medicare risk adjustment and our receipt of the $1.1 million Medicare Advantage funding distribution from an HMO in December 2004, more than offset the increase in medical services expenses and claims expense for the six-months ended December 31, 2004. As a result, notwithstanding the increase in our medical claims expenses, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 71.3% in the six-month period ended December 31, 2004, from 75.2% in the six-month period ended December 31, 2003. As noted above, the comparatively higher medical services revenue we experienced during the six-months ended December 31, 2004, as compared to the same period of Fiscal 2004 also relates primarily to the fact that the Medicare Modernization Act was not in effect and the Medicare risk adjustment program was not as fully phased-in during the six-months ended December 31, 2003. As a result, we may not experience the same comparative decrease in our claims loss ratio during periods of Fiscal 2005 that correspond to periods of Fiscal 2004 during which those programs were in effect. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods.

     Other direct costs increased by $0.9 million, or 16.4%, to $6.7 million for the six-month period ended December 31, 2004, from $5.8 million for the six-month period ended December 31, 2003. As a percentage of total revenue, other direct costs increased to 12.6% for the six-month period ended December 31, 2004 from 11.6% for the six-month period ended December 31, 2003. The increase in other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers and an increase in bonus accruals.

     Administrative payroll and employee benefits expense increased by $0.6 million, or 30.8%, to $2.5 million for the six-month period ended December 31, 2004, from $1.9 million for the six-month period ended December 31, 2003. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.6% for the six-month period ended December 31, 2004, from 3.8% for the six-month period ended December 31, 2003. The increase in administrative payroll and employee benefits expense was primarily due to an increase in salaries related to the hiring of additional marketing and executive personnel and an increase in bonus accruals.

     General and administrative expenses decreased by $0.3 million, or 6.8%, to $3.3 million for the six-month period ended December 31, 2004, from $3.6 million for the six-month period ended December 31, 2003. As a percentage of total revenue, general and administrative expenses decreased to 6.3% for the six-month period ended December 31, 2004, from 7.2% for the six-month period ended December 31, 2003. The decrease in general and administrative expenses was primarily due to separation costs of $0.3 million accrued in the second quarter of Fiscal 2004 pursuant to the terms of our separation agreement with our former President.

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

Income from Operations

     Income from operations for the six-month period ended December 31, 2004 increased by $2.1 million to $3.7 million, or 6.9% of total revenue, from $1.6 million, or 3.3% of total revenue, for the six-month period ended December 31, 2003.

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

Taxes

     No provision for income taxes was recorded in the six-month periods ended December 31, 2004 and 2003, due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. During the six-month period ended December 31, 2004, the valuation allowance for deferred tax assets was reduced by $0.9 million due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for the six-month period ended December 31, 2004 increased by $1.1 million to $3.2 million from $2.1 million for the six-month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, working capital was $3.5 million, an increase of $3.9 million from a working capital deficit of $0.4 million at June 30, 2004. The increase in working capital for the six-month period ended December 31, 2004, was primarily due to net income of $3.2 million. Cash and cash equivalents were $6.8 million at December 31, 2004, compared to $0.7 million at June 30, 2004.

     Net cash of $5.3 million was provided by operating activities from continuing operations for the six-month period ended December 31, 2004, compared to $1.3 million for the six-month period ended December 31, 2003. The increase of $4.0 million in cash provided by operating activities for the six-month period ended December 31, 2004, was primarily due to an increase in operating income of $2.1 million which includes the receipt of a $1.1 million Medicare Advantage funding distribution from an HMO in December 2004 (which we do not expect will be repeated in future periods) as described below and a decrease in due from HMOs of $1.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of December 31, 2004. As described in Note 2 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q/A, we have restated our previously issued financial statements for the three and six-months ended December 31, 2004, to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of our HMO affiliates. Because that software error resulted in the overstatement of our revenue, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2004. During May 2005, we corrected the software error in question, and we believe that this correction effectively remediates any weakness that the software error may have caused in our disclosure controls and procedures. Accordingly, we believe that our disclosure controls and procedures are now effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. There were no changes in our internal controls or other factors during the fiscal quarter that is the subject of this Quarterly Report on Form 10-Q/A, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses. However, as noted above, subsequent to the fiscal quarter that is the subject of this Quarterly Report on Form 10-Q/A, we remediated the software error described above.

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

          None

Item 3. Defaults Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          Not Applicable

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

10.1	Amended and Restated Primary Care Provider Services Agreement dated November 15, 2004 between Continucare Medical Management, Inc. and VISTA Healthplan, Inc. and VISTA Insurance Plan, Inc.*

10.2	Amendment Number 1 to Primary Care Provider Services Agreement entered into as of November 15, 2004 between Continucare Medical Management, Inc. and VISTA Healthplan, Inc. and VISTA Insurance Plan, Inc.*

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the like-numbered exhibit filed with our original Form 10-Q for the quarter ended December 31, 2004.

          (b) Reports on Form 8-K

Date Filed or Furnished	Item No.	Description

November 15, 2004	Items 2.2 and 9.01	We announced our results of operations for the quarter ended September 30, 2004.

November 16, 2004	Items 1.01 and 9.01	We announced that we entered into an Amended and Restated Primary Care Provider Services Agreement with VISTA Healthplan, Inc. and VISTA Insurance Plan, Inc.

January 5, 2005	Items 1.01, 2.03 and 9.01	We announced that we entered into an unsecured, non-interest bearing promissory note with Humana Medical Plan, Inc. in the amount of $1,040,000 maturing on December 1, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: May 23, 2005	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger Jr.
President and Chief Executive Officer

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez Senior Vice President - Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Description	Exhibit Number
Section 302 Certification of the Chief Executive Officer.	31.1

Section 302 Certification of the Chief Financial Officer.	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.	32.2