Form 10-Q
period 2005-03-31
CONTINUCARE CORP
filed 2005-05-23
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12115

CONTINUCARE CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2716023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At May 2, 2005, the Registrant had 50,167,902 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	June 30, 2004
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$7,132,935	$720,360
Certificates of deposit, current	–	101,515
Other receivables	223,505	423,215
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $11,450,000 at March 31, 2005 and June 30, 2004	2,395,324	2,701,878
Prepaid expenses and other current assets	825,715	890,806

Total current assets	10,577,479	4,837,774

Certificates of deposit, restricted	530,350	30,000
Equipment, furniture and leasehold improvements, net	724,260	492,054
Goodwill, net	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,334,000 and $2,069,000, respectively	1,178,251	1,442,858
Deferred financing costs, net of accumulated amortization of approximately $885,000 and $222,500, respectively	–	662,502
Other assets, net	67,305	100,483

Total assets	$27,420,155	$21,908,181

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$529,999	$504,151
Accrued expenses	2,202,454	1,452,598
Due to Medicare, net	14,645	14,645
Liabilities related to discontinued operations	119,030	208,484
Current portion of related party notes payable	106,861	8,052
Current portion of capital lease obligations	89,450	81,163
Note payable	780,949	—
Deferred revenue	2,500,000	3,000,000

Total current liabilities	6,343,388	5,269,093
Capital lease obligations, less current portion	36,420	101,177
Long term debt, less current portion	29,077	29,077
Related party notes payable, less current portion	—	117,717

Total liabilities	6,408,885	5,517,064
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized, 53,357,895 shares issued and 50,321,602 shares outstanding at March 31, 2005 and 53,296,379 shares issued and 50,300,186 shares outstanding at June 30, 2004	5,033	5,031
Additional paid-in capital	69,907,581	69,907,973
Accumulated deficit	(43,378,305)	(48,097,186)
Treasury stock (3,036,293 and 2,996,193 shares, respectively)	(5,523,039)	(5,424,701)

Total shareholders’ equity	21,011,270	16,391,117

Total liabilities and shareholders’ equity	$27,420,155	$21,908,181

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three-Months Ended March 31,
	2005	2004
Revenue:
Medical services revenue, net	$29,608,640	$25,705,431
Management fee revenue and other income	166,801	195,274

Total revenue	29,775,441	25,900,705
Operating expenses:
Medical services:
Medical claims	21,976,703	18,984,500
Other direct costs	3,019,984	3,009,934

Total medical services	24,996,687	21,994,434

Administrative payroll and employee benefits	1,312,965	1,031,724
General and administrative	1,810,418	716,270

Total operating expenses	28,120,070	23,742,428

Income from operations	1,655,371	2,158,277
Other income (expense):
Interest income	40,223	716
Interest expense	(224,139)	(253,602)

Income from continuing operations	1,471,455	1,905,391
Loss from discontinued home health operations	–	(394,156)

Net income	$1,471,455	$1,511,235

Basic net income (loss) per common share:
Income from continuing operations	$.03	$.05
Loss from discontinued operations	–	(.01)

Net income per common share	$.03	$.04

Diluted net income (loss) per common share:
Income from continuing operations	$.03	$.04
Loss from discontinued operations	–	(.01)

Net income per common share	$.03	$.03

Weighted average common shares outstanding:
Basic	50,345,997	42,599,649

Diluted	52,373,915	49,256,367

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine-Months Ended March 31,
	2005	2004
Revenue:
Medical services revenue, net	$82,329,781	$74,812,607
Management fee revenue and other income	767,459	519,733

Total revenue	83,097,240	75,332,340
Operating expenses:
Medical services:
Medical claims	59,593,218	55,932,729
Other direct costs	9,717,310	8,761,813

Total medical services	69,310,528	64,694,542

Administrative payroll and employee benefits	3,780,809	2,918,040
General and administrative	5,148,457	4,297,005
Gain on extinguishment of debt	(500,000)	(350,000)

Total operating expenses	77,739,794	71,559,587

Income from operations	5,357,446	3,772,753
Other income (expense):
Interest income	61,534	2,792
Interest expense	(700,099)	(742,203)
Medicare settlement related to terminated operations	–	2,218,278

Income from continuing operations	4,718,881	5,251,620
Income (loss) from discontinued operations:
Home health operations	–	(1,666,934)
Terminated IPAs	–	73,091

Loss from discontinued operations	–	(1,593,843)

Net income	$4,718,881	$3,657,777

Basic net income (loss) per common share:
Income from continuing operations	$.09	$.12
Loss from discontinued operations	–	(.03)

Net income per common share	$.09	$.09

Diluted net income (loss) per common share:
Income from continuing operations	$.09	$.11
Loss from discontinued operations	–	(.03)

Net income per common share	$.09	$.08

Weighted average common shares outstanding:
Basic	50,319,126	42,452,016

Diluted	51,982,091	48,255,033

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine-Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,718,881	$3,657,777
Loss from discontinued operations	—	1,593,843

Income from continuing operations	4,718,881	5,251,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	1,101,481	838,467
Recognition of compensation expense related to issuance of stock options	261,627	—
Gain on extinguishment of debt	(500,000)	(350,000)
Provision for bad debt	—	104,296
Medicare settlement related to terminated operations	—	(2,218,278)
Changes in operating assets and liabilities, excluding the effect of disposals:
Prepaid expenses and other current assets	65,091	(16,076)
Other receivables	199,710	24,215
Other assets	33,178	(1,507)
Due from HMO’s, net	306,554	(1,635,615)
Due to Medicare, net	—	103,926
Accounts payable and accrued expenses	753,753	427,368

Net cash provided by continuing operations	6,940,275	2,528,416
Net cash used in discontinued operations	(89,454)	(1,182,540)

Net cash provided by operating activities	6,850,821	1,345,876

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit	(500,000)	—
Proceeds from maturities of certificates of deposit	101,165	30,353
Purchase of property and equipment	(406,578)	(64,070)

Net cash used in continuing operations	(805,413)	(33,717)
Net cash used in discontinued operations	—	(938)

Net cash used in investing activities	(805,413)	(34,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	1,040,000	—
Payments on notes payable	(259,051)	—
Payments on convertible subordinated notes	—	(185,332)
Payment of fees related to private placement transaction	(98,244)	—
Payments on related party notes	(4,358)	(31,927)
Principal repayments under capital lease obligation	(56,470)	(51,277)
Proceeds from exercise of stock options	91,700	351,369
Net decrease in credit facility	—	(27,396)
Repurchase of common stock	(346,410)	—
Payment of deferred financing costs	—	(15,000)
Repayments to Medicare per agreement	—	(306,399)

Net cash provided by (used in) continuing operations	367,167	(265,962)
Net cash used in discontinued operations	—	—

Net cash provided by (used in) financing activities	367,167	(265,962)

Net increase in cash and cash equivalents	6,412,575	1,045,259
Cash and cash equivalents at beginning of period	720,360	160,743

Cash and cash equivalents at end of period	$7,132,935	$1,206,002

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1 — UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the remainder of the year ending June 30, 2005 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2006 refers to the fiscal year ending June 30, 2006. Fiscal 2005 refers to the fiscal year ending June 30, 2005, Fiscal 2004 refers to the fiscal year ended June 30, 2004, and Fiscal 2003 refers to the fiscal year ended June 30, 2003.

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

Restatement

On May 13, 2005, the Company announced that it had discovered and was analyzing the impact of a latent error in an automated software system used to submit particular patient data to one of its HMO affiliates. Because the data formed an element of the HMO’s calculation of payments due to the Company, the error resulted in the Company over-stating revenue associated with that one HMO. The patient data submitted through the software’s use was confined to the one HMO. The error did not impact revenue associated with any of the Company’s other HMO affiliates and had no material effect on the Company’s financial position or results of operations as of and for the three and nine-months ended March 31, 2004. As a result of this development the Audit Committee of our Board of Directors concluded, upon the recommendation of management, that the Company was required to restate its previously issued financial statements for the Fiscal Year ended June 30, 2004, for the three-months ended September 30, 2004, and for the three and six-months ended December 31, 2004. Concurrently with the filing of this Quarterly Report on Form 10-Q the Company is filing its restated financial statements for those periods with the Securities and Exchange Commission. The Company believes that it has corrected the software error and that it is now able to submit correct patient data.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

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

During the nine-month period ended March 31, 2005, the Company’s claims loss ratio (medical claims expense as a percentage of medical services revenue) improved as compared to the corresponding period of Fiscal 2004 due primarily to an increase in revenue from higher per member premiums for Medicare members resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the increased phase-in of the Medicare risk adjustment program. In response to the Medicare Modernization Act, the HMOs enhanced benefits offered to their Medicare members. The Company anticipates that these benefit changes will result in an increase in medical claims expense and may result in an increase in the claims loss ratio in future periods. Increases in the claims loss ratio could reduce the Company’s profitability and cash flows in future periods. The Company cannot predict what impact, if any, these developments may have on its results of operations.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted as of the beginning of the first annual reporting period that begins after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) for the first quarter of Fiscal 2006.

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

NOTE 4 – STOCK BASED COMPENSATION

The Company follows APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As discussed in Note 3 above, FASB has adopted FASB Statement No. 123(R) which is expected, upon adoption by the Company for the first

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

quarter of Fiscal 2006, to significantly modify the accounting for employee stock options by the Company and is expected to have a significant impact on our results of operations.

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

Although the Company follows APB No. 25 for its employee stock options, SFAS No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure,” requires the Company to disclose pro forma results of operations as if the Company’s stock options had been accounted for using the fair value provisions of Statement 123. The Company’s pro forma information follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income as reported	$1,471,455	$1,511,235	$4,718,881	$3,657,777
Add:
Total stock-based employee compensation expense in reported net income	—	—	261,627	—
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	(511,061)	(186,000)	(1,139,446)	(249,000)

Pro forma net income	$960,394	$1,325,235	$3,841,062	$3,408,777

Basic net income per common share:
As reported	$.03	$.04	$.09	$.09
Pro forma	$.02	$.03	$.08	$.08

Diluted net income per common share:
As reported	$.03	$.03	$.09	$.08
Pro forma	$.02	$.03	$.07	$.07

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

The home health operations contributed revenue of $0.5 million and $3.1 million and generated losses of $0.4 million and $1.2 million during the three and nine-months ended March 31, 2004, respectively, prior to recording a disposal charge of $0.5 million and before any corporate overhead allocation or interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 6 – DEFERRED REVENUE

In April 2003, the Company executed a Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”). Pursuant to the Humana PGP Agreement, the Company agreed to assume certain management responsibilities on a non-risk basis for Humana’s Medicare, commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties of Florida. Revenue from this contract consists of a monthly management fee intended to cover the costs of providing these services. The initial term of the Humana PGP Agreement ended in March 2005 but the term of the Humana PGP Agreement continues by its terms until the agreement is cancelled by either party subject to prior notice. The Company is engaged in discussions with Humana regarding a possible modification and extension of the Humana PGP Agreement, but it is not possible to predict at this time whether the Company will ultimately agree to modify or agree to extend the Humana PGP Agreement. In addition, any modification or extension that the Company agrees to may be on different terms and provide for different obligations on the part of the respective parties than the terms and obligations currently provided for in the Humana PGP Agreement.

Simultaneously with the execution of the Humana PGP Agreement, the Company restructured the terms of a $3.9 million contract modification note with Humana. Pursuant to the restructuring, the contract modification note was cancelled. The Humana PGP Agreement contained a provision for liquidated damages in the amount of $4.0 million, which could be asserted by Humana under certain circumstances. Under the terms of the Humana PGP Agreement, if the Company remains in compliance with the terms of the agreement, Humana, at its option, may reduce the maximum amount of liquidated damages at specified dates during the term of the Humana PGP Agreement. To the extent that Humana reduced the maximum amount of liquidated damages, the Company recognized a gain from extinguishments of debt in a corresponding amount. In April 2005, the Company was notified that the entire remaining amount of the potential liquidated damages (totaling $2.5 million) had been eliminated. Accordingly, the Company will recognize the final $2.5 million of deferred revenue as a gain on extinguishment of debt during the three-month period ending June 30, 2005.

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

The Company has in place a credit facility that provides for a revolving loan to the Company of $3.0 million (the “Credit Facility”). Effective March 31, 2005, the Company obtained an extension of the maturity date for the Credit Facility until March 31, 2006. Prior to the extension of the maturity date, the Credit Facility was personally guaranteed by Dr. Frost, a principal shareholder of the Company and member of the Board of Directors. Dr. Frost’s personal guarantee was not required in order to obtain the most recent extension of the maturity date for the Credit Facility. All other terms of the Credit Facility remained substantially unchanged, except for the addition of a requirement that the Company maintain a minimum cash and cash equivalent balance of $1.0 million.

At March 31, 2005, there was no outstanding principal balance on the Credit Facility. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate, which was 2.71% at March 31, 2005. All assets of the Company serve as collateral for the Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 8 – INCOME/LOSS PER SHARE

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Basic weighted average number of shares outstanding	50,345,997	42,599,649	50,319,126	42,452,016
Dilutive effect of stock options	1,950,273	1,831,717	1,575,620	978,016
Dilutive effect of convertible debt	77,645	4,825,001	87,345	4,825,001

Diluted weighted average number of shares outstanding	52,373,915	49,256,367	51,982,091	48,255,033

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding.	150,000	450,000	150,000	450,000
Warrants	760,000	760,000	760,000	760,000

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

NOTE 10 – INCOME TAXES

No provision for income taxes was recorded in the three and nine-month periods ended March 31, 2005 and 2004 due primarily to the utilization of prior year net operating loss carryforwards. The Company periodically performs an analysis of the realizability of its deferred tax assets based on its assessment of current and expected operating results. During the three and nine-month periods ended March 31, 2005, the valuation allowance for deferred tax assets was reduced by $410,885 and $1,357,917, respectively, due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

NOTE 11 — CONTINGENCIES

The Company is a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL CORPORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed on January 24, 2002 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleges vicarious liability for medical malpractice. The Company intends to defend itself

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

against this case vigorously, but its outcome cannot be predicted. The Company’s ultimate liability, if any, with respect to the lawsuit is presently not determinable.

In August 2004, the Company received a Notice of Intent to Initiate Litigation for Medical Negligence from legal counsel to the personal representative of the estate of a former patient. In March 2005, the Company settled this claim. The ultimate liability did not exceed the accrual recorded for such claim.

In February 2005, the Company received a Notice of Intent to Initiate Litigation for Medical Negligence from legal counsel to the personal representative of the estate of a former patient. In March 2005, the Notice of Intent to Initiate Litigation for Medical Negligence was withdrawn.

The Company is a party to the case of MAUREEN MCCANN, AS PERSONAL REPRESENTATIVE OF THE ESTATE OF WALTER MCCANN v. AJAIB MANN, M.D. AND CONTINUCARE CORPORATION. This case was filed on April 5, 2005, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint alleges vicarious liability for medical malpractice. The Company intends to defend itself against this case vigorously, but its outcome cannot be predicted. The Company’s ultimate liability, if any, with respect to the lawsuit is presently not determinable.

In May 2005, the Company received a Notice of Intent to Initiate Litigation for Medical Negligence from legal counsel to a former patient. The notice alleges negligence in the treatment of the former patient that resulted in injury and reduced life expectancy. The notice does not allege any specific damages. The Company intends to investigate this claim and defend itself vigorously, but the outcome of this matter is not presently determinable. The Company’s ultimate liability, if any, with respect to this matter is not presently determinable.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:

•	Our ability to make capital expenditures and respond to capital needs;
•	Our ability to enhance the services we provide to our patients;
•	Our ability to strengthen our medical management capabilities;
•	Our ability to improve our physician network;
•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;
•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;
•	Our recognition of Medicare risk adjustments and the timing of any Medicare risk adjustment payments;
•	Our compliance with applicable laws and regulations and the terms of our agreements with our HMO affiliates;
•	Our ability to establish relationships and expand into new geographic markets;
•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”) and the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), including any changes that may result from HMOs enhancing the benefits they offer to their Medicare members;
•	Our intentions with respect to the timing of our recognition of any remaining portion of the deferred gain under the Humana PGP Agreement;
•	The potential impact of FASB Statement No. 123(R);
•	Our belief that we have corrected the previously disclosed error in one of our software systems;
•	Our ability to utilize our net operating losses for Federal income tax purposes; and
•	Our receipt of additional Medicare Advantage distributions in future periods.

     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•	Our dependence on two HMOs for substantially all of our revenues;
•	Our ability to enter into and renew managed care provider arrangements on acceptable terms;
•	Our ability to work effectively together with our HMO affiliates, including the fact that we depend upon our HMO affiliates to determine the payments we receive for certain of our managed care operations based, in part, on information that we submit to them;
•	Our ability to respond to capital needs;
•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;
•	The level of payments we receive from governmental programs and other third party payors, including the amount and timing of any Medicare risk adjustment payments to which we may be entitled;
•	Our ability to successfully recruit and retain qualified medical professionals;
•	Future legislative changes in governmental regulations, including possible changes in Medicare programs that may impact reimbursements to health care providers and insurers;
•	Our ability to comply with applicable laws and regulations and the terms of our agreements with our HMO affiliates;
•	The impact of the Medicare Modernization Act and MRA on payments we receive for our managed care operations;
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;
•	That we have not fully corrected that software error or that other undetected errors may exist in that software or our other software systems;
•	That the previously disclosed software error affected other data that we submitted to our HMO affiliates or that the extent of the reporting errors were greater than currently estimated;
•	Changes in our revenue mix and claims loss ratio;
•	Our ability to enter into and renew managed care provider agreements on acceptable terms;
•	Loss of significant contracts, including the Humana PGP Agreement;
•	Delays in receiving payments;
•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;
•	The collectibility of our uninsured accounts and deductible and co-pay amounts;
•	Our ability to accurately estimate our liability for medical claims incurred but not reported (IBNR);
•	Federal and state investigations;
•	Lawsuits for medical malpractice and the outcome of any such litigation;
•	Changes in estimates and judgments associated with our critical accounting policies;
•	Our utilization of and dependence on the management information systems of our HMO affiliates; including the need for our information systems to effectively integrate with those of our HMO affiliates;
•	Impairment charges that could be required in future periods;
•	The impact on us if our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act are found not to be effective, including the risk that we may be deemed to have one or more significant deficiencies or material weaknesses in our internal controls over financial reporting;
•	General economic conditions; and
•	Uncertainties generally associated with the health care business.

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

General

     We are a mixed model provider of primary care physician services. Through our network of 15 medical centers and 29 IPAs located in Miami-Dade, Broward and Hillsborough Counties, Florida, we were responsible for providing primary care medical services or overseeing the provision of primary care services by affiliated physicians to approximately 13,660 patients on a full risk basis and approximately 14,470 patients on a limited or non-risk basis as of March 31, 2005. For the nine-months ended March 31, 2005, approximately 95% of our revenue was generated by providing services to Medicare-eligible members under full risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.

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

Restatement

     On May 13, 2005 we announced that we had discovered and were analyzing the impact of a latent error in an automated software system used to submit particular patient data to one of our HMO affiliates. Because the data formed an element of the HMO’s calculation of payments due to us, the error resulted in us over-stating revenue associated with that one HMO. The patient data submitted through the software’s use was confined to the one HMO. The error did not impact revenue associated with any of our other HMO affiliates and had no material effect on our financial position or results of operations as of and for the three and nine-months ended March 31, 2004. As a result of this development the Audit Committee of our Board of Directors concluded, upon the recommendation of management, that we were required to restate our previously issued financial statements for the Fiscal Year ended June 30, 2004, for the three months ended September 30, 2004, and for the three and six months ended December 31, 2004. Concurrently with the filing of this Quarterly Report on Form 10-Q we are filing our restated financial statements for those periods with the Securities and Exchange Commission. We believe that we have corrected the software error and that we are now able to submit correct patient data.

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

     We base our estimates and assumptions on historical experience, knowledge of current events and anticipated future events, and we continuously evaluate and update our estimates and assumptions. However, we may be required to make assumptions and estimates concerning future events or concerning prior events of which we may have limited, incorrect or incomplete knowledge. We may also be required to choose among equally reasonable assumptions or estimates concerning matters on which fully informed people could reasonably differ. As a result our estimates and assumptions may ultimately prove to be incorrect or incomplete and our actual results may differ materially. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Revenue is recorded in the period services are rendered as determined by the respective contract. Under our full risk arrangements with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician and we assume responsibility for the cost of all medical services, even those we do not provide directly. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at March 31, 2005, because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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

     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of March 31, 2005 was between approximately $11.2 million and $11.8 million. Based on our internal analysis and the independent actuarial calculation, as of March 31, 2005, we recorded a liability of approximately $11.5 million for IBNR.

Consideration of Impairment Related to Goodwill and Other Intangible Assets

     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 57% of our total assets as of March 31, 2005. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of premature permanent impairment arise. Indicators of a premature permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, and the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

     Because we operate in a single segment of business, that of managing the provision of outpatient health care and health care related services in the State of Florida, management has determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current carrying value of the total net assets, including goodwill and intangible assets. We perform an annual impairment test as of May 1st of each year. Should we determine that an indicator of impairment has occurred, such as those noted above, we would be required to perform an additional impairment test. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

COMPARISON OF THE THREE-MONTH PERIOD ENDED MARCH 31, 2005 TO THE THREE- MONTH PERIOD ENDED MARCH 31, 2004

Revenue from Continuing Operations

     Medical services revenue increased by $3.9 million, or 15.2%, to $29.6 million for the three-month period ended March 31, 2005, from $25.7 million for the three-month period ended March 31, 2004. The most significant component of our medical services revenue is the revenue we generate from Medicare patients under full risk arrangements. During the three-months ended March 31, 2005 revenue generated by our Medicare full risk arrangements increased approximately 20.5% on a per patient per month basis over the comparable period of Fiscal 2004, which was partially offset by a decrease of approximately 3.9% in Medicare patients months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. Under the Medicare risk adjustment program, the health status of Medicare Advantage participants is taken into account in determining premiums paid for each participant rather than merely demographic factors, as has historically been the case. The Centers for Medicare and Medicaid Services (“CMS”) periodically recompute the premiums to be paid to the HMOs based on updated health status and demographic factors. Included in medical services revenue for the three-month period ended March 31, 2005 are Medicare risk adjustments of approximately $1.0 million. We expect to receive payment for these Medicare risk adjustments in the quarter ended September 30, 2005. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients. The increase in Medicare revenue was partially offset by a decrease in commercial revenue of approximately $0.5 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005.

     Management fee revenue and other income of $0.2 million for the three-month periods ended March 31, 2005 and 2004, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for approximately 78% and 76% of our medical services revenue for the three-month periods ended March 31, 2005 and 2004, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 22% and 24% of our medical services revenue for the three-month periods ended March 31, 2005 and 2004, respectively.

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

     Medical services expenses for the three-month period ended March 31, 2005 increased by $3.0 million, or 13.7%, to $25.0 million from $22.0 million for the three-month period ended March 31, 2004. As a percentage of total revenue, medical services expenses decreased to 84.0% for the three-month period ended March 31, 2005 as compared to 84.9% for the three-month period ended March 31, 2004. The increase in medical services expenses was due to increases in medical claims expense and other direct costs. Medical claims expense increased by $3.0 million, or 15.8%, to $22.0 million for the three-month period ended March 31, 2005, from $19.0 million for the three-month period ended March 31, 2004. The increase in medical claims expenses was primarily due to higher medical costs and an increase in utilization of health care services by our Medicare patients resulting in an increase in medical claims expense on a per patient per month basis of approximately 20.5%. These increases were partially offset by a decrease in claims expense of approximately $0.4 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005. However, the increase in medical services revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment offset the increase in medical services expenses and claims expense for the three-month ended March 31, 2005. As a result, notwithstanding the increase in our medical claims expenses, our claims loss ratio (medical claims expense as a percentage of medical services revenue) remained relatively constant at 74.2% in the three-month period ended March 31, 2005 as compared to 73.9% in the three-month period ended March 31, 2004. In response to the Medicare Modernization Act, certain benefits offered to Medicare patients were enhanced by the HMOs. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

     Other direct costs remained relatively constant at $3.0 million for the three-month periods ended March 31, 2005 and 2004. As a percentage of total revenue, other direct costs decreased to 10.1% for the three-month period ended March 31, 2005, from 11.6% for the three-month period ended March 31, 2004.

     Administrative payroll and employee benefits expense increased by $0.3 million, or 27.3%, to $1.3 million for the three-month period ended March 31, 2005, from $1.0 million for the three-month period ended March 31, 2004. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.4% for the three-month period ended March 31, 2005, from 4.0% for the three-month period ended March 31, 2004. The increase in administrative payroll and employee benefits expense was due to an increase in salaries related to the hiring of additional marketing and executive personnel and an increase in bonus accruals.

     General and administrative expenses increased by $1.1 million, or 152.8%, to $1.8 million for the three-month period ended March 31, 2005, from $0.7 million for the three-month period ended March 31, 2004. As a percentage of total revenue, general and administrative expenses increased to 6.1% for the three-month period ended March 31, 2005, from 2.8% for the three-month period ended March 31, 2004. The increase in general and administrative expenses was primarily due to an increase in professional fees and the settlement of two lawsuits during the quarter ended March 31, 2004 resulting in a reduction in the accrual for legal claims of $0.8 million.

Income from Operations

     Income from operations for the three-month period ended March 31 2005 decreased by $0.5 million to $1.7 million, or 5.6% of total revenue, from $2.2 million, or 8.3% of total revenue, for the three-month period ended March 31, 2004.

Interest Expense

     Interest expense for the three-month periods ended March 31, 2005 and 2004 remained relatively constant at $0.2 million and $0.3 million, respectively.

Loss from Discontinued Operations-Home Health Operations

     Our home health operations contributed $0.5 million in revenue and generated operating losses of $0.4 million during the three-month period ended March 31, 2004.

Taxes

     No provision for income taxes was recorded for the three-month periods ended March 31, 2005 and 2004 due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. During the three-month period ended March 31, 2005 the valuation allowance for deferred tax assets was reduced by $0.4 million due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for the three-month periods ended March 31, 2005 and 2004 remained relatively constant at $1.5 million.

COMPARISON OF THE NINE-MONTH PERIOD ENDED MARCH 31, 2005 TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2004

Revenue from Continuing Operations

     Medical services revenue increased by $7.5 million, or 10.0%, to $82.3 million for the nine-month period ended March 31, 2005, from $74.8 million for the nine-month period ended March 31, 2004. During the nine-months ended March 31, 2005 revenue generated by our Medicare full risk arrangements increased approximately 19.6% on a per patient per month basis over the comparable period of Fiscal 2004, which was partially offset by a decrease of approximately 5.7% in Medicare patients months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. In addition, included in medical services revenue is a cash distribution of $1.1 million received in December 2004 from an HMO representing additional Medicare Advantage funding. The increase in Medicare revenue was partially offset by a decrease in commercial revenue of approximately $1.3 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005.

     Management fee revenue and other income of $0.8 and $0.5 million for the nine-month periods ended March 31, 2005 and 2004, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.

     Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for approximately 78% and 74% of our medical services revenue for the nine-month periods ended March 31, 2005 and 2004, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 22% and 26% of our medical services revenue for the nine-month periods ended March 31, 2005 and 2004, respectively.

Expenses from Continuing Operations

     Medical services expenses for the nine-month period ended March 31, 2005 increased by $4.6 million, or 7.1%, to $69.3 million from $64.7 million for the nine-month period ended March 31, 2004. As a percentage of total revenue, medical services expenses decreased to 83.4% for the nine-month period ended March 31, 2005, as compared to 85.9% for the nine-month period ended March 31, 2004. The increase in medical services expenses was due to increases in medical claims expense and other direct costs. Medical claims expense increased by $3.7 million, or 6.5%, to $59.6 million for the nine-month period ended March 31, 2005, from $55.9 million for the nine-month period ended March 31, 2004. The increase in medical claims expenses was primarily due to higher medical costs and an increase in utilization of health care services by our Medicare patients resulting in an increase in medical claims expense on a per patient per month basis of approximately 13.0%. These increases were partially offset by a decrease in claims expense of approximately $1.1 million resulting from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement in Fiscal 2005. However, the increase in medical services revenue resulting from the Medicare Modernization Act, the increased phase-in of the Medicare risk adjustment and our receipt of the $1.1 million Medicare Advantage funding distribution from an HMO in December 2004, more than offset the increase in medical services expenses and claims expense for the nine-months ended March 31, 2005. As a result, notwithstanding the increase in our medical claims expenses, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 72.4% in the nine-month period ended March 31, 2005, from 74.8% in the nine-month period ended March 31, 2004. As noted above, the comparatively higher medical services revenue we experienced during the nine-months ended March 31, 2005, as compared to the same period of Fiscal 2004 also relates primarily to the fact that the Medicare Modernization Act was not in effect and the Medicare risk adjustment program was not as fully phased-in during the nine-months ended March 31, 2004. As a result, we may not experience the same comparative decrease in our claims loss ratio during periods of Fiscal 2005 that correspond to periods of Fiscal 2004 during which those programs were in effect. We cannot quantify what impact, if any, these developments may have on our results of operations in future periods.

     Other direct costs increased by $0.9 million, or 10.9%, to $9.7 million for the nine-month period ended March 31, 2005, from $8.8 million for the nine-month period ended March 31, 2004. As a percentage of total revenue, other direct costs remained relatively constant at 11.7% for the nine-month period ended March 31, 2005 as compared to 11.6% for the nine-month period ended March 31, 2004. The increase in other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers and an increase in bonus accruals.

     Administrative payroll and employee benefits expense increased by $0.9 million, or 29.6%, to $3.8 million for the nine-month period ended March 31, 2005, from $2.9 million for the nine-month period ended March 31, 2004. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.6% for the nine-month period ended March 31, 2005, from 3.9% for the nine-month period ended March 31, 2004. The increase in administrative payroll and employee benefits expense was primarily due to an increase in salaries related to the hiring of additional marketing and executive personnel and an increase in bonus accruals.

     General and administrative expenses increased by $0.8 million, or 19.8%, to $5.1 million for the nine-month period ended March 31, 2005, from $4.3 million for the nine-month period ended March 31, 2004. As a percentage of total revenue, general and administrative expenses increased to 6.2% for the nine-month period ended March 31, 2005, from 5.7% for the nine-month period ended March 31, 2004. The increase in general and administrative expenses was primarily due to an increase in professional fees and the settlement of two lawsuits during the nine-month period ended March 31, 2004 resulting in a reduction in the accrual for legal claims of $0.8 million.

     The $0.5 million and $0.4 million gain on extinguishment of debt recognized during the nine-month periods ended March 31, 2005 and 2004, respectively, related to the $3.9 million contract modification note with Humana that was cancelled in April 2003. The initial term of the Humana PGP Agreement ended in March 2005 but the term of the Humana PGP Agreement continues by its terms until the agreement is cancelled by either party subject to prior notice. The Company is engaged in discussions with Humana regarding a possible modification and extension of the Humana PGP Agreement, but it is not possible to predict at this time whether the Company will ultimately agree to modify or agree to extend the Humana PGP Agreement. In addition, any modification or extension that the Company agrees to may be on different terms and provide for different obligations on the part of the respective parties than the terms and obligations currently provided for in the Humana PGP Agreement.

     Simultaneously with the note cancellation, we executed the Humana PGP Agreement and assumed management responsibilities on a non-risk basis for certain of Humana’s members. The Humana PGP Agreement contained a provision for liquidated damages in the amount of $4.0 million, which could be asserted by Humana under certain circumstances. Under the terms of the Humana PGP Agreement, if the Company remains in compliance with the terms of the agreement, Humana, at its option, may reduce the maximum amount of liquidated damages at specified dates during the term of the Humana PGP Agreement. To the extent that Humana reduced the maximum amount of liquidated damages, the Company recognized a gain from extinguishments of debt in a corresponding amount. In November 2004 and 2003, Humana notified us that the maximum amount of liquidated damages had been reduced to $2.5 million and $3.5 million, respectively. Accordingly, we recognized $0.5 million and $0.4 million of the deferred gain on extinguishment of debt during the nine-month periods ended March 31, 2005 and 2004, respectively. In April 2005, Humana notified us that the maximum amount of liquidated damages had been reduced by the remaining balance of $2.5 million. Accordingly, we will recognize $2.5 million of deferred revenue as a gain on extinguishment of debt during the three-month period ending June 30, 2005.

Income from Operations

     Income from operations for the nine-month period ended March 31, 2005 increased by $1.6 million to $5.4 million, or 6.4% of total revenue, from $3.8 million, or 5.0% of total revenue, for the nine-month period ended March 31, 2004.

Interest Expense

     Interest expense for the nine-month periods ended March 31, 2005 and 2004 remained relatively constant at $0.7 million.

Medicare Settlement Related to Terminated Operations

     During the nine-month period ended March 31, 2004 we recorded other income of $2.2 million relating to the settlement of an alleged Medicare obligation. The alleged obligation related to rehabilitation clinics that were previously operated by one of our former subsidiaries and were sold in 1999. The Centers for Medicare and Medicaid Services (“CMS”) had alleged that Medicare overpayments were made relating to services rendered by these clinics and other related clinics during a period in which the clinics were operated by entities other than us. We requested that CMS reconsider the alleged liability, and in October 2003 we were notified that the liability had been reduced from the originally asserted amount of $2.4 million to $0.2 million.

Loss from Discontinued Operations-Home Health Operations

     Our home health operations contributed $3.1 million in revenue and generated operating losses of $1.2 million prior to a disposal charge of $0.5 million during the nine-month period ended March 31, 2004.

Income from Discontinued Operations-Terminated IPAs

     The IPAs we terminated effective January 1, 2003 did not contribute any revenue but generated income of $73,000 during the nine-month period ended March 31, 2004. Income generated by the terminated IPAs during the nine-month period ended March 31, 2004 resulted from a settlement with an HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003.

Taxes

     No provision for income taxes was recorded in the nine-month periods ended March 31, 2005 and 2004 due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. During the nine-month period ended March 31, 2005 the valuation allowance for deferred tax assets was reduced by $1.4 million due to the utilization of deferred tax assets to offset income tax liabilities that were generated from current operations.

Net Income

     Net income for the nine-month period ended March 31, 2005 increased by $1.0 million to $4.7 million from $3.7 million for the nine-month period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005 working capital was $4.2 million, an increase of $4.6 million from a working capital deficit of $0.4 million at June 30, 2004. The increase in working capital for the nine-month period ended March 31, 2005 was primarily due to net income of $4.7 million. Cash and cash equivalents were $7.1 million at March 31, 2005 compared to $0.7 million at June 30, 2004.

     Net cash of $6.9 million was provided by operating activities from continuing operations for the nine-month period ended March 31, 2005 compared to $1.3 million for the nine-month period ended March 31, 2004. The increase of $5.6 million in cash provided by operating activities for the nine-month period ended March 31, 2005 was primarily due to an increase in operating income of $1.6 million which includes the receipt of a $1.1 million Medicare Advantage funding distribution from an HMO in December 2004 (which we do not expect will be repeated in future periods), a decrease in due from HMOs of $1.9 million and the $2.2 million Medicare settlement related to terminated operations recognized during the nine-month period ended March 31, 2004.

     Effective January 1, 2003 we terminated all of our IPA relationships associated with one HMO and in December 2003 we implemented a plan to dispose of our home health operations as described above. As a result, the operations of the terminated IPAs and home health operations are shown as discontinued operations. For the nine-month period ended March 31, 2004, the terminated IPAs did not contribute any revenue but generated income of approximately $73,000. The home health operations contributed revenue of $3.1 million and generated losses of $1.2 million during the nine-month period ended March 31, 2004, prior to a disposal charge of $0.5 million.

     For the nine-month period ended March 31, 2005 our claims loss ratio improved due in part to an increase in revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment. During calendar 2004 certain benefits offered to Medicare members were enhanced by the HMOs for whom we treat patients in response to the Medicare Modernization Act, and we anticipate that the benefits will again be enhanced in calendar 2005. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. We cannot predict what future impact, if any, these developments may have on our results of operations or cash flows from operations. However, our claims loss ratio fluctuates from period to period based upon variations in medical utilization, medical costs and premiums revenues.

     Net cash of approximately $0.8 million was used for investing activities from continuing operations for the nine-month period ended March 31, 2005 compared to approximately $35,000 for the nine-month period ended March 31, 2004. Net cash used for investing activities primarily related to the purchase of equipment and the purchase of a $500,000 certificate of deposit. The $500,000 certificate of deposit is pledged as collateral in support of a $500,000 irrevocable standby letter of credit as noted below.

     Net cash of approximately $0.4 million was provided by financing activities from continuing operations for the nine-month period ended March 31, 2005 compared to net cash used of $0.3 million for the nine-month period ended March 31, 2004. The increase in cash provided by financing activities of $0.7 million for the nine-month period ended March 31, 2005 was primarily due to the $1.0 million promissory note payable entered into with Humana, which was partially offset by a decrease in the repayment of long-term debt.

     Pursuant to the terms under our managed care agreement with one of our HMO affiliates, we posted a $500,000 irrevocable standby letter of credit for the benefit of the HMO in February 2005. The letter of credit will be maintained throughout the term of the managed care agreement and can be drawn upon by the HMO if we are delinquent in making payments due to the HMO.

     On February 8, 2005 our Board of Directors authorized the repurchase of up to two million shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of April 29, 2005, we had repurchased 303,500 shares of our common stock for approximately $748,000.

     We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, and our Credit Facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2005 we had only cash equivalents invested in high grade, very short-term securities which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, we had no amount outstanding under this facility at March 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2005. As described in Note 2 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, we have restated our previously issued financial statements for the fiscal year ended June 30, 2004, for the three-months ended September 30, 2004 and for the three and six-months ended December 31, 2004 to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of our HMO affiliates. Because that software error resulted in the overstatement of our revenue, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2005. During May 2005, we corrected the software error in question, and we believe that this correction effectively remediates any weakness that the software error may have caused in our disclosure controls and procedures. Accordingly, we believe that our disclosure controls and procedures are now effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. There were no changes in our internal controls or other factors during the fiscal quarter that is the subject of this Quarterly Report on Form 10-Q, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses. However, as noted above, subsequent to the fiscal quarter that is the subject of this Quarterly Report on Form 10-Q, we remediated the software error described above.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 11 of our Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to our stock repurchases during the third quarter of Fiscal 2005:

			Total Number of
			Shares Purchased	Shares That
	Total Number		as Part of	May Yet be
	of Shares	Average Price	Publicly Announced	Purchased under
	Purchased	Paid Per Share	Program	the Program
January 2, 2005 to January 31, 2005(1)	N/A	N/A	–	N/A
February 1, 2005 to February 28, 2005	–	N/A	–	2,000,000
March 1, 2005 to March 31, 2005	149,800	$2.46	149,800	1,850,200

Totals	149,800	$2.46	149,800	1,850,200	(2)

(1)	On February 8, 2005, our Board of Directors authorized the repurchase of up to two million shares of our common stock. There is no expiration date specified for this program.

(2)	On May 11, 2005, our Board of Directors increased the total number of shares subject to the program to two million five hundred thousand. The total number of shares that may yet be purchased under the program above does not give effect to that increase as it occurred after the periods presented.

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Not Applicable

Item 6. Exhibits

     (a) Exhibits

10.1	Letter Agreement dated March 18, 2005 regarding extension of Credit Facility.

10.2	Consulting Agreement dated May 4, 2005, between Continucare Corporation and Patrick M. Healy.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: May 23, 2005	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger Jr.
President and Chief Executive Officer

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President – Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Description	Exhibit Number
Letter Agreement dated March 18, 2005 regarding extension of Credit Facility	10.1

Consulting Agreement dated May 4, 2005, between Continucare Corporation and Patrick M. Healy	10.2

Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2