Form 10-K
period 2005-06-30
CONTINUCARE CORP
filed 2005-09-19
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2005
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
$.0001 PAR VALUE
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 1, 2005 (computed by reference to the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on such date): $46,372,130.
Number of shares outstanding of each of the registrant’s classes of Common Stock at September 1, 2005: 49,880,602 shares of Common Stock, $.0001 par value per share.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2005

GENERAL
          Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “Continucare” or the “Company” refer to Continucare Corporation and its consolidated subsidiaries. All references to a “Fiscal” year refer to our fiscal year which ends June 30. As used herein, Fiscal 2006 refers to the fiscal year ending June 30, 2006, Fiscal 2005 refers to fiscal year ended June 30, 2005, Fiscal 2004 refers to fiscal year ended June 30, 2004, and Fiscal 2003 refers to fiscal year ended June 30, 2003.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          All statements included in this Annual Report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors. Forward-looking statements may include statements about:
•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	Our ability to expand our network through additional medical centers or other facilities;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”) and the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”); and

•	Our ability to utilize our net operating losses for Federal income tax purposes.
          Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or incorporated by reference in this Annual Report, including the section entitled “Risk Factors.” Such risks and uncertainties include, but are not limited to the following:
•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative changes in governmental regulations, including possible changes in Medicare programs that may impact reimbursements to health care providers and insurers;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our managed care operations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts, including the PGP Agreement;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
          We caution our investors not to place undue emphasis on these forward-looking statements, which speak only as of the date of this Annual Report and we undertake no obligation to update or revise these statements as a result of new information, future events or otherwise.
RISK FACTORS
Our operations are dependent on two health maintenance organizations.
          We derive substantially all of our net medical services revenues under our managed care agreements with two health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”). In Fiscal 2005, we generated approximately 78% of our revenues from contracts with Humana and 22% of our revenues from contracts with Vista. Most of our business with Humana is governed by one agreement (the “Humana POP Agreement”). The loss of the Humana POP Agreement or our managed care agreement with Vista, or significant reductions in payments to us under these contracts, could have a material adverse effect on our business, financial condition and results of operations.
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
If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced.
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
          Our medical benefits expense includes estimates of medical claims incurred but not reported, or IBNR. We estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, utilization of health care services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process. Due to the inherent uncertainties associated with the factors used in these assumptions, materially different amounts could be reported in our financial statements for a particular period under different possible conditions or using different, but still reasonable, assumptions. Adjustments, if necessary, are made to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Although we believe our past estimates of IBNR have been adequate, they may prove to have been inadequate in the future and our future estimates may not be adequate, any of which would adversely affect our results of operations. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Many factors that increase health care costs are largely beyond our ability to control.
          Increased utilization or unit cost, competition, government regulations and many other factors may, and often do, cause actual health care costs to increase and these cost increases can adversely impact our profitability. These factors may include, among other things:
•	increased use of medical facilities and services, including prescription drugs and doctors’ office visits;

•	increased cost of such services;

•	new benefits to patients added by the HMOs to their covered services, whether as a result of the Medicare Modernization Act or otherwise;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	catastrophes (including hurricanes), epidemics or terrorist attacks;

•	the introduction of new or costly treatments, including new technologies;

•	new government mandated benefits or other regulatory changes; and

•	increases in the cost of “stop loss” or other insurance.
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
          Our revenues are largely determined by the premiums that the Centers for Medicare and Medicaid Services (“CMS”) pay to our affiliated HMOs under their Medicare Advantage (formerly known as Medicare+Choice) contracts. Although CMS has generally increased the premiums paid to the HMOs for Medicare Advantage patients each year, the rate of increase has generally been less than the rate at which the cost of providing health care services, including prescription drugs, has increased on a national average. As a result, we are under increasing pressure to contain our costs, and the margin we realize on providing health care services has generally decreased over time. There can be no assurance that CMS will maintain its premiums at the current level or continue to increase its premiums each year. Additionally there can be no assurances that we will receive the total benefit of any premium increase the HMOs may receive.
Our revenues will be affected by the Medicare Risk Adjustment program.
          The majority of patients to whom we provide care are Medicare-eligible and participate in the Medicare Advantage program. CMS is now implementing its Medicare Risk Adjustment project during which it is transitioning its premium calculation methodology to a new system that takes into account the health status of Medicare Advantage participants in determining premiums paid for each participant rather than only considering demographic factors, as was historically the case. Beginning January 1, 2004, the new risk adjustment system required that ambulatory data be incorporated into the premium calculation, starting from a blend consisting of a 30% risk adjustment payment and the remaining 70% based on demographic factors. For 2005, the blend of demographic risk adjustment payments and demographic factors were given equal weight. Thereafter the blend percentages will be adjusted as follows:

	Risk	Demographic
Year	Percentage	Percentage
2006	75%	25%
2007	100%	0%
          We believe the new risk adjustment methodology has generally increased our revenues per patient to date but cannot assure what future impact this new risk adjustment methodology will continue to have on our business, results of operations, or financial condition. It is also possible that the new risk adjustment methodology may result in fluctuations in our medical services revenues from year to year.
Intangible assets represent a substantial portion of our total assets.
          Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 45% of our total assets at June 30, 2005. We are required to review our intangible assets for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things:
•	a significant adverse change in legal factors or the business climate;

•	the loss of a key HMO contract;

•	an adverse action by a regulator;

•	unanticipated competition;

•	loss of key personnel; or

•	allocation of goodwill to a portion of business that is to be sold.
          Because we operate in a single segment of business, we perform our impairment test on an enterprise level. In performing the impairment test, we compare our fair value, as determined by the current market value of our common stock, to the current value of the total net assets, including goodwill and intangible assets. We completed our annual impairment test on May 1, 2005, and determined that no impairment existed. Accordingly, no impairment charges were required at June 30, 2005. Should we determine that an indicator of impairment has occurred, such as those noted above, we would be required to perform an additional impairment test. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. Such a write-off could have a material adverse effect on our results of operations.
We are subject to government regulation.
          Our business is regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than our shareholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with our patients, other providers and the public. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:
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
          The health care industry, generally, and HMOs specifically, have been the subject of increased government and public scrutiny in recent years, which has focused on the appropriateness of the care provided, referral and marketing practices and other matters. Increased media and public attention has focused on the outpatient services industry in particular as a result of allegations of fraudulent practices related to the nature and duration of patient treatments, illegal remuneration and certain marketing, admission and billing practices by certain health care providers. The alleged practices have been the subject of federal and state investigations, as well as other legal proceedings. There can be no assurance that we or our HMO affiliates will not be subject to federal and state review or investigation from time to time, and any such investigation could adversely impact our business or results of operations, even if we are not ultimately found to have violated the law.
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
The agreement relating to most of our IPA relationships may be modified or terminated.
          As of June 30, 2005, our independent physician affiliates (“IPAs”) provided services to approximately 725 patients on a full risk basis and to approximately 7,600 patients on a limited or non-risk basis. Most of our IPA relationships, including most of our non-risk IPA relationships, are governed under a single Physician Group Participation Agreement that we entered into with Humana in April 2003 (the “Humana PGP Agreement”). The initial term of the Humana PGP Agreement ended in March 2005, but the Humana PGP Agreement continues by its terms until the agreement is cancelled by either party subject to prior notice. We are engaged in discussions with Humana regarding a possible modification and extension of the Humana PGP Agreement, but it is not possible to predict at this time whether we will ultimately agree to modify or agree to extend the Humana PGP Agreement. In addition, any modification or extension that we agree to may be on different terms and provide for different obligations on the part of the respective parties than the terms and obligations currently provided for in the Humana PGP Agreement.
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
          Our business entails an inherent risk of claims against physicians for professional services rendered to patients, and we periodically become involved as a defendant in medical malpractice lawsuits. Medical malpractice claims are subject to the attendant risk of substantial damage awards. Although we maintain insurance against these claims, if liability results from any of our pending or any future medical malpractice claims, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liability arising out of these proceedings. There can be no assurance that pending or future litigation will not have a material adverse affect on us or that liability resulting from litigation will not exceed our insurance coverage.
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
          Adverse developments in the economy often result in decreases in the federal budget and associated changes in the federal government’s spending priorities. We are presently in a period of deficit spending by the federal government, and those deficits are presently expected to continue for at least the next several years. Continued deficit spending by the federal government could lead to increased pressure to reduce governmentally funded programs such as Medicare. If governmental funding of the Medicare program was reduced without a counterbalancing adjustment in the benefits offered to patients, our results of operations could be negatively impacted.
We presently operate only in Florida.
          All of our medical services revenues are presently derived from our operations in Florida. Adverse economic, regulatory, or other developments in Florida (including hurricanes) could have a material adverse effect on our financial condition or results of operations. In the event that we expand our operations into new geographic markets, we will need to establish new relationships with physicians and other health care providers. In addition, we will be required to comply with laws and regulations of states that differ from the ones in which we currently operate, and may face competitors with greater knowledge of such local markets. There can be no assurance that we will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.
A significant portion of our voting power is concentrated in one shareholder.
          One of our directors, Dr. Phillip Frost, and entities affiliated with him, beneficially owned approximately 45% of our outstanding common stock as of September 1, 2005. Based on Dr. Frost’s significant beneficial ownership of our common stock, he has a substantial ability to influence most corporate actions requiring shareholder approval, including the election of directors, and will be able to effectively control any shareholder votes or actions with respect to such matter. This influence by Dr. Frost may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal that Dr. Frost favors or to wage a proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.
We are dependent on our executive officers and other key employees.
          Our operations are highly dependent on the efforts of our Chief Executive Officer and our other key employees. Our executive officers and key employees do not have employment agreements with us, but are instead employed on an “at will” basis. While we believe that we could find replacements, the loss of any of their leadership, knowledge and experience could negatively impact our operations. Replacing any of our executive officers or key employees might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate a business such as ours. Our success is also dependent on our ability to hire and retain qualified management, technical and medical personnel. We may be unsuccessful in recruiting and retaining such personnel, which could negatively impact our operations.
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
We depend on our information processing systems.
          Our information processing systems allow us to monitor the medical services we provide to patients. They also enable us to provide our HMO affiliates with information they use to calculate the payments due to us. These systems are vital to our growth. Although we license most of our information processing systems from third-party vendors we believe to be reliable, we developed certain elements of our information processing systems on our own. Our current systems may not perform as expected or provide efficient operational solutions if:
•	we fail to adequately identify or are unsuccessful in implementing all of our information and processing needs;

•	our processing or information systems fail; or

•	we fail to upgrade systems when required.
          During the fourth quarter of Fiscal 2005, we became aware of a latent error in an automated software system used to submit particular patient data to one of our HMO affiliates. Because the data formed an element of the HMO’s calculation of payments due to us, the error resulted in us over-stating revenue associated with that one HMO. We believe that we have corrected the software error and that we are now able to submit correct patient data. However, a disruption in or failure of our operational support systems could result in loss of revenue from billings, or an incorrect calculation of the amounts due to us from our HMO affiliates, any of which could have a material adverse effect on our business, results of operations and financial condition.

Volatility of our stock price could adversely affect you.
     The market price of our common stock could fluctuate significantly as a result of many factors, including factors that are beyond our ability to control or foresee and which, in some cases, may be wholly unrelated to us or our business. These factors include:
•	state and federal budget decreases;

•	adverse publicity regarding HMOs and other managed care organizations;

•	government action regarding eligibility;

•	changes in government payment levels;

•	changes in state mandatory programs;

•	changes in expectations of our future financial performance or changes in financial estimates, if any, of public market analysts;

•	announcements relating to our business or the business of our competitors;

•	conditions generally affecting the managed care industry or our provider networks;

•	the success of our operating strategy;

•	the operating and stock price performance of other comparable companies;

•	the termination of any of our contracts;

•	regulatory or legislative changes;

•	acts of war or terrorism or an increase in hostilities in the world; and

•	general economic conditions, including inflation and unemployment rates.
PART I
ITEM 1. BUSINESS
General
          We are a mixed model provider of primary care physician services. Through our network of 15 medical centers we provide primary health care services on an outpatient basis. We also provide practice management services to 27 IPAs. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of June 30, 2005, we provided services to or for approximately 28,000 patients through our medical centers and IPAs. A majority of these patients participate in the Medicare Advantage (formerly known as Medicare+Choice) program.
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
          Our principal place of business is 7200 Corporate Center Drive, Suite 600, Miami, Florida 33126. Our telephone number is 305-500-2000.
Industry Overview
          The United States health care market is large and growing. According to CMS, total outlays on health care in the United States were $1.7 trillion in 2003 and were projected to reach $3.6 trillion in 2014, representing an annual rate of increase of approximately 7.1%. The rate of the overall increase of health care outlays in the United States has been greater than the growth of the economy as a whole (measured by gross domestic product, or GDP). For example, in 2003 the rate of growth of total United States medical outlays was three percentage points higher than the growth of GDP. The high growth rate of health care outlays is expected to continue. In 2003, health care outlays represented 15.3% of GDP. CMS projects that this amount will increase to 18.7% of GDP by 2014. In addition, United States health care outlays have increased at a faster rate than the consumer price index. In early 2005, CMS projected that United States medical outlays grew by approximately 7.5% in 2004, as compared to actual increases of 7.7% in 2003, 9.3% in 2002 and 8.5% in 2001.
          The Medicare sector of the United States health care market is also large and growing. Medicare provided health care benefits to approximately 42 million elderly and disabled Americans in 2004, or approximately 14% of the population of the United States. With the coming retirement of the “Baby Boom” generation, a significant increase in the number of Medicare beneficiaries is forecast, with the number of Medicare beneficiaries expected to rise to over 75 million, or greater than 20% of the projected population of the United States, by 2030. Medicare outlays have also grown faster than both the GDP and the consumer price index, which growth is forecast to continue. For example, annual Medicare outlays exceeded $220 billion in 2003 and are expected to grow to over $400 billion by 2012.
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
          The Medicare Modernization Act, adopted in December 2003, was intended, in part, to modernize and revitalize private plans under Medicare. At a cost currently estimated to be over $700 billion for the next ten years, the Medicare Modernization Act provides for a Medicare prescription drug offering beginning in 2006, established new tax-advantaged Health Savings Account regulations and made significant changes to the Medicare Advantage program. The changes to the Medicare Advantage program were a response to the decreased managed care participation in Medicare and the resulting lack of choice for Medicare beneficiaries. The Medicare Modernization Act made favorable changes to the premium rate calculation methodology and generally provides for program rates that we believe will better reflect the increased cost of medical services provided to Medicare beneficiaries.
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
          Physicians, including sole practitioners and small physician groups, find themselves at a competitive disadvantage in the current managed care environment. Physicians are generally not equipped by training or experience to handle all of the functions of a modern medical practice, such as negotiation of contracts with specialists and HMOs, claims administration, financial services, provider relations, member services, medical management including utilization management and quality assurance, data collection and management information systems. Additionally, a proliferation of state and federal regulations has increased the paper-work burden and hampered the application of the traditional controls used by managed care organizations. Physicians increasingly are responding to these pressures within the managed care industry by affiliating with organizations such as us to assist them in managing their practices.
Our Market and Business Strategy
          The population of Florida was approximately 17.4 million in 2004, and approximately 30% of those residents are located in Miami-Dade, Broward and Hillsborough Counties. As of June 30, 2005, approximately 520,000 residents of Florida were enrolled in

Medicare Advantage plans out of a Medicare-eligible population of approximately 3.0 million. The three HMOs with which we are affiliated account for approximately 48% of Medicare Advantage patients in the markets we serve.
          Our strategy is to:
•	increase patient volume at our existing medical centers through enhanced marketing efforts;

•	consider adding new HMO affiliations;

•	selectively expand our network to include additional medical centers or other medical facilities and to penetrate new geographic markets; and

•	further develop our IPA management activities.
Increasing Patient Volume
          Our core business is comprised of our established network of medical centers from which we provide primary care services on an outpatient basis. In addition, we provide services to a network of IPAs. As of June 30, 2005, we provided services under agreements with HMOs relating to both our medical centers and the IPAs to approximately 13,600 patients on a full risk basis and approximately 14,100 patients on a limited or non-risk basis. For our full risk patients we assume full financial responsibility for the provision of substantially all necessary medical care to those patients in return for a fixed fee per member per month. For our limited or non-risk patients, we are responsible only for the services we actually provide to those patients, and not the cost of specialists, hospitalization or other services that we do not provide. In addition, we provide primary care services on a fee-for-service basis. We seek to increase the number of patients using our medical centers through the general marketing efforts of our affiliated HMOs and on our own through targeted marketing efforts with a particular focus on Medicare eligible patients.
Consider Adding New HMO Affiliations
          We are currently affiliated with three HMOs — Humana and Vista, with whom we have long-standing relationships, and Wellcare, Inc. (“Wellcare”) with whom we became affiliated in September 2004. We work closely with our affiliated HMOs and strive to attain a high level of HMO satisfaction with our services. We believe that increasingly margin conscious HMOs value our operational strengths and expertise at providing quality health care, retaining patients and effectively managing medical utilization. As a result, we believe that we are well positioned to establish additional HMO affiliations to enable us to serve a larger number of the patients in our markets. There can be no assurances that we will obtain additional HMO affiliations and, depending upon a number of factors, including the level of support we are receiving from our current HMO affiliates, we may elect not to pursue additional affiliates.
Selectively Expanding Our Network
          We may seek to add additional medical centers or other medical facilities to our network either through acquisition or start up, although no assurance can be given of our ability to establish or acquire any additional locations. To date, we have focused on Miami-Dade, Broward and Hillsborough Counties, Florida. We expect we will identify and select acquisition candidates based in large part on the following broad criteria:
•	a history of profitable operations or a predictable synergy such as opportunities for economies of scale through a consolidation of management functions;

•	a competitive environment with respect to a high concentration of hospitals and physicians; and

•	a geographic proximity to our current operations.
Developing Our IPA Management Activities
          We also seek to add additional IPAs, although no assurance can be given of our ability to establish any of those IPA relationships. We believe that HMOs are increasingly reluctant to contract directly with sole practitioners and small physician groups who wish to accept HMO patients on a risk basis, preferring instead to contract with management service organizations such as us. We enhance the operations of our IPA physician practices by providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPA practices to further assist with their operations. We believe that we can leverage our skill at providing practice management services to IPA practices to a larger group of IPA practices and will seek to selectively add new IPA practices to enhance our IPA management activities. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our network.
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
Our IPAs
          We provide practice management assistance to IPAs. Our services include providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPAs to further assist with their practices. These services currently relate only to those patients served by the IPAs who are enrolled in Humana health plans. We currently have 27 IPA relationships. As of June 30, 2005, our IPA physicians provided services to approximately 725 patients on a full risk basis and to approximately 7,600 patients on a limited or non-risk basis. Our IPAs practice primary care medicine on an outpatient basis in facilities similar to our medical centers. Our IPA physicians typically earn a capitated fee for providing the services and may be entitled to obtain bonus distributions if they operate their practice in accordance with their negotiated contract. Most of our IPA relationships, including most of our non-risk IPA relationships, are governed under the Humana PGP Agreement. The initial term of the Humana PGP Agreement ended in March 2005, but the term of the Humana PGP Agreement continues by its terms until the agreement is cancelled by either party subject to prior notice. We are engaged in discussions with Humana regarding a possible modification and extension of the Humana PGP Agreement, but it is not possible to predict at this time whether we will ultimately agree to modify or agree to extend the Humana PGP Agreement.
Our HMO Affiliates
          We currently have managed care agreements with Humana, Vista and Wellcare. In Fiscal 2005, we generated approximately 78% of our net medical services revenue from Humana and approximately 22% of our net medical services revenue from Vista. We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms. We may selectively add new HMO affiliations, but we can provide no assurance that we will be successful in doing so. The loss of significant HMO contracts and/or the failure to regain or retain such HMO’s patients or the related revenues without entering into new HMO affiliations could have a material adverse effect on our business results of operations and financial condition.
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
          The initial term of the Humana POP Agreement extends through July 31, 2008, unless terminated earlier for cause, and, thereafter, the Humana POP Agreement renews for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. Humana may immediately terminate the Humana POP Agreement, and/or any individual physician credentialed under the Humana POP Agreement, upon written notice, (i) if we and/or any of our physician’s continued participation in the Humana POP Agreement may affect adversely the health, safety or welfare of any Humana member; (ii) if we and/or any of our physician’s continued participation in the Humana POP Agreement may bring Humana or its health care networks into disrepute; (iii) in the event of one of our doctor’s death or incompetence; (iv) if any of our physicians fail to meet Humana’s credentialing criteria; (v) in accordance with Humana’s policies and procedures, (vi) if we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (vii) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). We and Humana may also each terminate the Humana POP Agreement upon 90 days’ prior written notice (with an opportunity to cure, if possible) in the event of the other’s material breach of the Humana POP Agreement.

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
          One of our other agreements with Humana is the Humana PGP Agreement. Under the Humana PGP Agreement, we agreed to assume certain management responsibilities on a non-risk basis for Humana’s Medicare, Commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida, for a period of two years in return for a capitated fee per patient. The Humana PGP Agreement relates to approximately 25 physicians that we service on a non-risk basis. The initial term of the Humana PGP Agreement ended in March 2005, but the Humana PGP Agreement continues by its terms until the agreement is cancelled by either party subject to prior notice. We are engaged in discussions with Humana regarding a possible modification and extension of the Humana PGP Agreement, but it is not possible to predict at this time whether we will ultimately agree to modify or agree to extend the Humana PGP Agreement. In addition, any modification or extension that we agree to may be on different terms and provide for different obligations on the part of the respective parties than the terms and obligations currently provided for in the Humana PGP Agreement.
          Although the Humana PGP Agreement is not generally material to our business, in connection with our entering into the Humana PGP Agreement we and Humana simultaneously cancelled a $3.9 million contract modification note payable to Humana, and, instead, the Humana PGP Agreement contained a provision for liquidated damages in the amount of $4.0 million, which could be asserted by Humana in certain circumstances. Under the terms of the Humana PGP Agreement, if we remained in compliance with the terms of the agreement, Humana, at its option, could reduce the maximum amount of liquidated damages at specified dates during the initial two-year term of the Humana PGP Agreement. To the extent that Humana reduced the maximum amount of liquidated damages, a portion of the deferred gain was recognized in a manner consistent with the reduction in the liquidated damages. In Fiscal 2005, Humana notified us that the maximum amount of liquidated damages had been reduced from $3.0 million to $0 and we recognized the entire remaining portion of the deferred gain.
Vista
          In November 2004, we entered into an Amended and Restated Primary Care Provider Services agreement with Vista. The new agreement replaced our prior relationship with Vista. Under the new agreement with Vista, we provide or arrange for the provision of covered medical services to each Vista member who selects one of our physicians as his or her primary care physician. We receive a capitated fee with respect to the Vista patients assigned to us. For commercial and individual Vista patients the capitated fee will be a fixed monthly payment per member. For Medicare patients the capitated fee will be a percentage of the premium that Vista receives with respect to those patients. Our agreement with Vista is subject to Vista’s changes to the covered benefits that Vista elects to provide to its members and other terms and conditions. We must also comply with the terms of Vista’s policies and procedures, including Vista’s policies regarding referrals, approvals and utilization management and quality assessment.
          The agreement runs through June 30, 2008 (unless earlier terminated in accordance with its terms) and will thereafter automatically renew for successive one year periods unless either party provides the other with 180 days notice of its intent to terminate the agreement. Vista may terminate the agreement with us immediately if we materially breach the agreement, provided that we are given an opportunity to cure such breach, and if we experience certain events of bankruptcy or insolvency. In addition, Vista may immediately terminate the agreement if Vista determines, in its sole reasonable discretion, that (i) our actions or inactions or those of our health care professionals are causing or may cause imminent danger to the health, safety or welfare of any Vista member; (ii) our or our health care professionals’ licenses, DEA registrations, hospital staff privileges, rights to participate in the Medicare or Medicaid program or other accreditations are restricted, suspended or revoked or if any of our health care professionals voluntarily relinquish any of those credentials and we do not promptly terminate that professional; (iii) our health care professionals’ ability to practice medicine is effectively impaired by an action of the Board of Medicine or other governmental agency; (iv) we are convicted of a criminal offense related to our involvement in Medicaid, Medicare or social service programs under Title XX of the Social Security Act; or (v) we or our medical professionals engaged in any other behavior or activity that could be hazardous or injurious to any Vista member.
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
Compliance Program
          We have implemented a compliance program intended to provide ongoing monitoring and reporting to detect and correct potential regulatory compliance problems but we cannot assure that it will detect or prevent all regulatory problems. The program establishes compliance standards and procedures for employees and agents. The program includes, among other things: written policies, including our Code of Conduct and Ethics; in-service training for our employees on topics such as insider trading, anti-kickback laws, Federal False Claims Act and Anti-Self Referral Act; and a “hot line” for employees to anonymously report violations.
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
          A summary of the material aspects of the government regulations to which we are subject is set forth below. However, there can be no assurance that any such laws will not change or ultimately be interpreted in a manner inconsistent with our practices, and an adverse interpretation could have a material adverse effect on our results of operations, financial condition or cash flows.
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

          Restrictions on Physician Referrals. Federal regulations under the Social Security Act that restrict physician referrals to health care entities with which they have financial relationships (commonly referred to as the “Stark Law”) prohibit certain patient referrals by physicians. Specifically, the Stark Law prohibits a physician, or an immediate family member, who has a financial relationship with a health care entity, from referring Medicare or Medicaid patients with limited exceptions, to that entity for the following “designated health services”: clinical laboratory services, physical therapy services, occupational therapy services, speech-language pathology services, radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services, speech-language pathology services, durable medical equipment and supplies, radiation therapy services and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, a health care entity. The Stark Law also prohibits a health care entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient as a result of the prohibited referral. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from participation in the Medicare and Medicaid programs.
          The Florida Patient Self Referral Act of 1992 (“Florida Act”) regulates patient referrals by a health care provider to certain providers of health care services in which the referring provider has an investment interest. Unlike the federal Stark regulations, the Florida act applies only to investment interests and does not affect compensation relationships between the referring provider and the entity to which the provider is referring patients. The penalties for breach of the Florida Act include denial and refund of claims payments and civil monetary penalties.
          Privacy Laws. The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”) and regulations enacted under HIPAA with respect to, among other things, the privacy of certain individually identifiable health information, the transmission of protected health information and standards for the security of electronic health information.
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
          Medicare Marketing Restrictions. As a health care provider, we are subject to federal marketing rules and regulations that limit, among other things, offering any gift or other inducement to Medicare beneficiaries to encourage them to come to us for their health care.
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
Employees
          At June 30, 2005, we employed or contracted with approximately 255 individuals of whom approximately 32 are physicians in our medical centers.
Insurance
          We rely on insurance to protect us from many business risks, including medical malpractice and “stop-loss” insurance. Our business entails an inherent risk of claims against physicians for professional services rendered to patients, and we periodically become involved as a defendant in medical malpractice lawsuits. Medical malpractice claims are subject to the attendant risk of substantial damage awards. Although we maintain insurance against these claims, if liability results from any of our pending or any future medical malpractice claims, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liability arising out of these proceedings. There can be no assurance that pending or future litigation will not have a material adverse affect on us or that liability resulting from litigation will not exceed our insurance coverage.
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
          Our website address is www.continucare.com. We make available free of charge on or through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Our website does not constitute part of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
          We lease approximately 9,800 square feet of space in Miami, Florida under a lease expiring in December 2009 with average annual base lease payments of approximately $161,000.
          Of the 15 medical centers that we operated as of June 30, 2005, five are leased from independent landlords and the other 10 clinics are leased from Humana. The leases with Humana are tied to our managed care arrangement.
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
          We are a party to the case of MAUREEN MCCANN, AS PERSONAL REPRESENTATIVE OF THE ESTATE OF

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
          In May 2005, we received a Notice of Intent to Initiate Litigation for Medical Negligence from legal counsel to a former patient. In July 2005, the Notice of Intent to Initiate Litigation for Medical Negligence was withdrawn.
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

	HIGH	LOW
Fiscal Year 2005
Quarter Ended 9/30/04	$1.98	$1.29
Quarter Ended 12/31/04	2.54	1.45
Quarter Ended 3/31/05	2.80	1.80
Quarter Ended 6/30/05	3.55	2.21

Fiscal Year 2004:
Quarter Ended 9/30/03	$0.82	$0.39
Quarter Ended 12/31/03	1.95	0.66
Quarter Ended 3/31/04	3.18	1.30
Quarter Ended 6/30/04	3.00	1.59
          As of the close of business on September 1, 2005, there were approximately 138 record holders of our common stock. We have not paid dividends on our common stock and do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information as of June 30, 2005, with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance
Plans approved by stockholders	3,814,000	$1.22	4,883,334
Plans not approved by stockholders	—	—	—

	3,814,000		4,883,334

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In May 2005, we announced that we had increased our previously announced stock repurchase program to authorize the buy back of up to 2,500,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the fourth quarter of Fiscal 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plan	Plan
April 1 to April 30, 2005	153,700	$2.47	153,700	2,196,500
May 1 to May 31, 2005	422,500	$2.58	422,500	1,774,000
June 1 to June 30, 2005	149,700	$2.72	149,700	1,624,300

Totals	725,900	$2.60	725,900
ITEM 6. SELECTED FINANCIAL DATA
          Set forth below is our selected historical consolidated financial data as of and for Fiscal 2005, 2004, 2003, 2002 and 2001 that has been derived from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended June 30,
	2005	2004 (1)	2003 (1)	2002 (1)	2001 (1)

Revenue:
Medical services revenue, net	$111,316,174	$101,123,346	$97,164,834	$90,978,930	$85,824,012
Management fee revenue and other income	914,939	700,756	—	—	—

Total revenue	112,231,113	101,824,102	97,164,834	90,978,930	85,824,012

Operating expenses:
Medical services:
Medical claims	81,104,665	76,333,580	74,046,265	69,340,067	68,620,251
Other direct costs	12,648,297	11,665,894	10,696,997	10,395,210	10,610,660

Total medical services	93,752,962	87,999,474	84,743,262	79,735,277	79,230,911
Administrative payroll and employee benefits	5,107,672	3,822,949	3,681,446	2,689,562	3,137,722
General and administrative	7,059,602	5,821,871	6,252,347	6,446,444	8,118,992
Gain on extinguishment of debt	(3,000,000)	(850,000)	—	—	(3,503,188)

Total operating expenses	102,920,236	96,794,294	94,677,055	88,871,283	86,984,437

Income (loss) from operations	9,310,877	5,029,808	2,487,779	2,107,647	(1,160,425)
Other income (expense):
Interest income	108,000	4,793	6,568	36,124	32,342
Interest expense	(702,946)	(1,006,082)	(956,327)	(1,567,479)	(1,624,116)
Medicare settlement related to terminated operations	—	2,218,278	—	(2,440,971)	—

Income (loss) from continuing operations before income tax benefit	8,715,931	6,246,797	1,538,020	(1,864,679)	(2,752,199)
Income tax benefit	7,175,561	—	—	—	—

Income (loss) from continuing operations	15,891,492	6,246,797	1,538,020	(1,864,679)	(2,752,199)
Income (loss) from discontinued operations:
Home health operations	—	(1,666,934)	(1,830,118)	(1,295,310)	(541,251)
Terminated IPAs	—	73,091	350,696	(486,399)	(1,482,657)
Contractual revision of previously recorded medical claims and other liabilities from discontinued operations	—	—	—	—	4,638,205

Total income (loss) from discontinued operations	—	(1,593,843)	(1,479,422)	(1,781,709)	2,614,297

Net income (loss)	$15,891,492	$4,652,954	$58,598	$(3,646,388)	$(137,902)

Basic net income (loss) per common share:
Income from continuing operations	$.32	$.14	$.04	$(.05)	$(.08)
Loss from discontinued operations	—	(.03)	(.04)	(.04)	.08

Net income (loss) per common share	$.32	$.11	$—	$(.09)	—

Diluted net income (loss) per common share:
Income from continuing operations	$.31	$.12	$.04	$(.05)	$(.08)
Loss from discontinued operations	—	(.03)	(.04)	(.04)	.08

Net income (loss) per common share	$.31	$.09	$—	$(.09)	$—

Cash dividends declared	$—	$—	$—	$—	$—

CONSOLIDATED BALANCE SHEET DATA:

	As of June 30,
	2005	2004	2003 (1)	2002 (1)	2001 (1)

Total assets	$34,137,935	$21,908,181	$20,999,976	$21,546,985	$22,343,279
Long-term obligations, including current portion	$107,710	$337,186	$9,597,063	$13,877,505	$11,806,623

(1)	These amounts have been adjusted to reflect the termination of certain lines of business, discussed in Note 3 in the accompanying Consolidated Financial Statements, as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
          The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. We are a mixed model provider of primary care physician services. Through our network of 15 medical centers and 27 IPAs located in Miami-Dade, Broward and Hillsborough Counties, Florida, we were responsible for providing primary care medical services or overseeing the provision of primary care services by affiliated physicians to approximately 13,600 patients on a full risk basis and approximately 14,400 patients on a limited or non-risk basis as of June 30, 2005. In Fiscal 2005, approximately 95% of our revenue was generated by providing services to Medicare-eligible members under full risk agreements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
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
Restatement
          Our consolidated financial statements as of and for Fiscal 2004 have been restated to give effect to the financial impact of a latent error in an automated software system used to submit particular patient data to one of our HMO affiliates. Because the data submitted through the software in question formed an element of the HMO’s calculation of payments due to us, the error resulted in us over-stating revenue associated with that one HMO beginning in the fourth quarter of Fiscal 2004. The software’s use was confined to the one HMO. Accordingly, the error did not impact revenue associated with any of our other HMO affiliates and had no effect on our financial position or results of operations as of and for the year ended June 30, 2003. The restatement reduced previously reported revenue and net income for Fiscal 2004 by approximately $0.6 million, or $0.02 per basic and diluted common share. The restatement also reduced the amount previously reported as due from HMOs at June 30, 2004 by approximately $0.6 million. The following discussion has been updated to give effect to this restatement.
Medicare Considerations
          Substantially all of our net medical services revenue from continuing operations is based upon Medicare funded programs. The federal government and state governments, including Florida’s, from time to time explores ways to reduce medical care costs through Medicare reform and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare funding or that would increase the benefits we are required to provide to Medicare patients without a corresponding increase in the amounts we are paid for our services or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain of the amounts recorded on our financial statements could change materially under different, yet still reasonable, estimates and assumptions. We base our estimates and assumptions on historical experience, knowledge of current events and expectations of future events, and we continuously evaluate and update our estimates and assumptions. However, our estimates and assumptions may ultimately prove to be incorrect or incomplete and, as a result, our actual results may differ materially from those previously reported. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

          Revenue Recognition
          Under our full risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period services are rendered at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. We record any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or CMS.
          Under our full risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2005 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
          Under our limited risk and no-risk contracts with HMOs, we receive a management fee based on the number of patients for which we are providing services on a monthly basis. The management fee is recorded as revenue in the period in which services are provided as determined by the respective contract.
          Medical Claims Expense Recognition
          The cost of health care services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability which is presented in the balance sheet net of amounts due from HMOs. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.
          We develop our estimate of IBNR primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low inpatient utilization or if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense recorded in prior months to actual claims expense as claims are paid by the HMO and reported to us.
          To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of June 30, 2005 was between approximately $11.2 million and $12.4 million. Based on our internal analysis and the independent actuarial calculation, as of June 30, 2005, we recorded a liability of approximately $11.7 million for IBNR.
          Consideration of Impairment Related to Goodwill and Other Intangible Assets
          Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 45% of our total assets at June 30, 2005. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
          Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test on May 1, 2005, and determined that no indicators of impairment existed. Accordingly, no impairment charges were required at June

30, 2005. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
          Realization of Deferred Tax Assets
          We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
          As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period.
          At June 30, 2005, we had deferred tax assets in excess of deferred tax liabilities of approximately $7.3 million. During Fiscal 2005, we determined that it is more likely than not that those assets will be realized (although realization is not assured), resulting in no valuation allowance at June 30, 2005.
Results of Operations
     The following tables set forth, for the periods indicated, selected operating data as a percentage of total revenue.

	Year ended June 30,
	2005	2004	2003
Revenue:
Medical services revenue, net	99.2%	99.3%	100.0%
Management fee revenue and other income	0.8	0.7	—

Total revenue	100.0	100.0	100.0

Operating expenses:
Medical services:
Medical claims	72.3	75.0	76.2
Other direct costs	11.2	11.4	11.0

Total medical services	83.5	86.4	87.2
Administrative payroll and employee benefits	4.6	3.8	3.8
General and administrative	6.3	5.7	6.4
Gain on extinguishment of debt	(2.7)	(0.8)	—

Total operating expenses	91.7	95.1	97.4

Income from operations	8.3	4.9	2.6
Other income (expense):
Interest income	0.1	—	—
Interest expense	(0.6)	(1.0)	(1.0)
Medicare settlement related to terminated operations	—	2.2	—

Income from continuing operations before income tax benefit	7.8	6.1	1.6
Income tax benefit	6.4	—	—

Income from continuing operations	14.2	6.1	1.6
Income (loss) from discontinued operations:
Home health operations	—	(1.6)	(1.9)
Terminated IPAs	—	0.1	0.4

Total loss from discontinued operations	—	(1.5)	(1.5)

Net income	14.2%	4.6%	0.1%

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2005 TO FISCAL YEAR ENDED JUNE 30, 2004
Revenue from Continuing Operations
          Medical services revenue increased by $10.2 million, or 10.1%, to $111.3 million for Fiscal 2005 from $101.1 million for Fiscal 2004. The increase in our medical services revenue was primarily the result of increases in our Medicare revenue, partially offset by a decrease in commercial revenue of approximately $1.9 million which resulted primarily from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement during Fiscal 2005.
          The most significant component of our medical services revenue is the revenue we generate from Medicare patients under full risk arrangements. During Fiscal 2005, revenue generated by our Medicare full risk arrangements increased approximately 18.0% on a per patient per month basis as compared to Fiscal 2004, but this increase was partially offset by a decrease of approximately 4.7% in Medicare patient months from Fiscal 2004. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. Our Fiscal 2005 medical services revenue also included an additional $1.1 million of Medicare Advantage funding that we received from an HMO in December 2004 and Medicare risk adjustments of approximately $2.0 million that we earned during the third and fourth quarters of Fiscal 2005 that we expect to collect in the quarter ended December 31, 2005. Under the Medicare risk adjustment program, the health status of Medicare Advantage participants is taken into account in determining premiums paid for each participant rather than considering only demographic factors, as was historically the case. CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients.
          Management fee revenue and other income of $0.9 million and $0.7 million for Fiscal 2005 and 2004, respectively, related primarily to revenue generated under our limited risk and non-risk contracts under the Humana PGP Agreement.
          Revenue from continuing operations generated by our managed care entities under contracts with Humana accounted for approximately 78% and 75% of our medical services revenue for Fiscal 2005 and 2004, respectively. Revenue from continuing operations generated by our managed care entities under contracts with Vista accounted for 22% and 25% of our medical services revenue for Fiscal 2005 and 2004, respectively.
Expenses from Continuing Operations
          Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients. Because our full risk contracts with HMOs provide that we are financially responsible for all medical services provided to our patients under those contracts, our medical claims expense includes the costs of medical services provided to patients under our full risk contracts by providers other than us. Other direct costs include the salaries, taxes and benefits of our health professionals providing primary care services, medical malpractice insurance costs, capitation payments to our IPA physicians and other costs related to the provision of medical services to our patients.
          Medical services expenses for Fiscal 2005 increased by $5.8 million, or 6.5%, to $93.8 million from $88.0 million for Fiscal 2004. However, as a percentage of total revenue, medical services expenses decreased to 83.5% for Fiscal 2005 as compared to 86.4% for Fiscal 2004. Medical claims expense increased by $4.8 million, or 6.3%, to $81.1 million for Fiscal 2005 from $76.3 million for Fiscal 2004 primarily as a result of higher medical costs and an increase in utilization of health care services by our Medicare patients, partially offset by a decrease in claims expense of approximately $1.7 million which resulted from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement during Fiscal 2005. As a result of these developments, during Fiscal 2005 our medical claims expense related to our Medicare patients increased on a per patient per month basis by approximately 16.1%.
          Notwithstanding the increase in the amount of our medical services expenses and claims expense during Fiscal 2005, the increase in our medical services revenue more than offset the increase in our medical services expenses and claims expense. As a result, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 72.9% in Fiscal 2005 from 75.5% in Fiscal 2004. However, in response to the Medicare Modernization Act, certain benefits offered to Medicare patients were enhanced by the HMOs. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods. We cannot quantify what impact, if any, these developments may have on our claims loss ratio (which fluctuates from period to period) or results of operations in future periods.
          Other direct costs increased by $0.9 million, or 8.4%, to $12.6 million for Fiscal 2005 from $11.7 million for Fiscal 2004. As a percentage of total revenue, other direct costs decreased to 11.2% for Fiscal 2005 from 11.4% for Fiscal 2004. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers and an increase in incentive plan accruals.
          Administrative payroll and employee benefits expense increased by $1.3 million, or 33.6%, to $5.1 million for Fiscal 2005 from $3.8 million for Fiscal 2004. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.6% for Fiscal 2005 from 3.8% for Fiscal 2004. The increase in administrative payroll and employee benefits expense was due to an increase in salaries related to the hiring of additional marketing and executive personnel and an increase in incentive plan accruals.
          General and administrative expenses increased by $1.2 million, or 21.3%, to $7.1 million for Fiscal 2005 from $5.8 million for Fiscal 2004. As a percentage of total revenue, general and administrative expenses increased to 6.3% for Fiscal 2005 from 5.7% for Fiscal 2004. The increase in general and administrative expenses was primarily due to an increase in professional fees and the settlement of two lawsuits during Fiscal 2004 which reduced our accrual for legal claims by $0.8 million during that fiscal year.
          The $3.0 million and $0.9 million gain on extinguishment of debt recognized during Fiscal 2005 and 2004, respectively, related to the $3.9 million contract modification note with Humana that was cancelled in April 2003. Simultaneously with the note cancellation, we executed the Humana PGP Agreement. The Humana PGP Agreement contained a provision for liquidated damages in the amount of $4.0 million, which could be asserted by Humana under certain circumstances. To the extent that Humana reduced the maximum amount of liquidated damages, we recognized gains from extinguishment of debt in a corresponding amount. In Fiscal 2005 and Fiscal 2004, Humana notified us that the maximum amount of liquidated damages had been reduced from $3.0 million to $0 and from $3.9 million to $3.0 million, respectively. Accordingly, we recognized $3.0 million and $0.9 million of the deferred gain on extinguishment of debt in Fiscal 2005 and 2004, respectively.
Income from Operations
          Income from operations for Fiscal 2005 increased by $4.3 million, or 85.1%, to $9.3 million from $5.0 million for Fiscal 2004. Income from operations for Fiscal 2005 increased to 8.3% of total revenue as compared to 4.9% of total revenue for Fiscal 2004.
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
Loss from Discontinued Operations-Home Health Operations
          Our home health operations contributed $3.1 million in revenue and generated an operating loss of $1.7 million (which included charges in connection with the disposition of $0.5 million) during Fiscal 2004.
Income from Discontinued Operations-Terminated IPAs
          The terminated IPAs did not contribute any revenue but generated operating income of $73,000 during Fiscal 2004. Income generated by the terminated IPAs during Fiscal 2004 resulted from a settlement with the HMO which eliminated all amounts due to and amounts due from the HMO incurred prior to the termination of the contracts on January 1, 2003.
Taxes
          We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. As of June 30, 2005, we determined that no valuation allowance for deferred tax assets was necessary and we decreased our valuation allowance by $10.2 million for Fiscal 2005. This decision had the effect of increasing our Fiscal 2005 net income by approximately $7.2 million. Since this decision eliminated our entire valuation allowance, it represents a one-time gain that will not contribute to our earnings in future periods. No provision for income taxes was recorded in Fiscal 2004 due primarily to the utilization of prior year net operating loss carryforwards. As a result of our utilization of deferred tax assets during Fiscal 2004, we reduced the valuation allowance for our deferred tax assets by $1.7 million as of June 30, 2004 to offset income tax liabilities that were generated from current operations.

Net Income
          Net income for Fiscal 2005 increased by $11.2 million, or 242%, to $15.9 million from $4.7 million for Fiscal 2004.
COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2004 TO FISCAL YEAR ENDED JUNE 30, 2003
Revenue from Continuing Operations
          Medical services revenue increased by $3.9 million, or 4.1%, to $101.1 million for Fiscal 2004 from $97.2 million for Fiscal 2003 primarily due to an increase in our Medicare revenue resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. During Fiscal 2004 revenue generated by our Medicare full risk contracts increased approximately 8.1% on a per patient per month basis which was partially offset by a decrease of approximately 2.2% in Medicare patients months.
          Management fee revenue of $0.7 million during Fiscal 2004 related to revenue generated under our limited risk and non-risk contracts under the Humana PGP Agreement. We executed the Humana PGP Agreement in April 2003 and did not record any revenue under it during Fiscal 2003.
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
Expenses from Continuing Operations
          Medical services expenses for Fiscal 2004 increased by $3.3 million, or 3.8%, to $88.0 million from $84.7 million for Fiscal 2003. However, as a percentage of total revenue, medical services expenses decreased to 86.4% for Fiscal 2004 as compared to 87.2% of total revenue for Fiscal 2003. Medical claims expense increased by $2.3 million, or 3.1%, to $76.3 million for Fiscal 2004 from $74.0 million for Fiscal 2003 primarily as a result of higher “stop-loss” insurance costs and an increase in utilization of health care services during 2004.
          Notwithstanding the increase in our medical services expenses and claims during Fiscal 2004, the increase in medical services revenue more than offset the increase in our medical services expenses and claims expenses. As a result, our claims loss ratio decreased to 75.5% in Fiscal 2004 from 76.2% in Fiscal 2003.
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
          General and administrative expenses decreased by $0.5 million, or 6.9%, to $5.8 million for Fiscal 2004 from $6.3 million for Fiscal 2003. As a percentage of total revenue, general and administrative expenses decreased to 5.7% for Fiscal 2004 as compared to 6.4% for Fiscal 2003. The decrease in general and administrative expenses was primarily due to the settlement of two lawsuits in Fiscal 2004 as discussed above, which was partially offset by separation costs of $0.3 million incurred in Fiscal 2004 in connection with the resignation of our former president.
          The $0.9 million gain on extinguishment of debt recognized during Fiscal 2004 related to the $3.9 million contract modification note with Humana that was cancelled in April 2003. In May 2004, Humana notified us that the maximum amount of liquidated damages under the Humana PGP Agreement had been reduced to $3.0 million. Accordingly, we recognized $0.9 million of the deferred gain on extinguishment of debt during Fiscal 2004. No similar transaction occurred during Fiscal 2003.
Income from Operations
          Income from operations for Fiscal 2004 increased by $2.5 million to $5.0 million, or 4.9% of total revenue, from $2.5 million, or 2.6% of total revenue, for Fiscal 2003.

Medicare Settlement Related to Terminated Operations
          During Fiscal 2004, we recorded other income of $2.2 million relating to the settlement of the alleged Medicare obligation discussed above.
Loss from Discontinued Operations-Home Health Operations
          Our home health operations contributed $3.1 million and $4.2 million in revenue and generated operating losses of $1.7 million (which included charges in connection with the disposition of $0.5 million) and $1.8 million during Fiscal 2004 and 2003, respectively.
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
Taxes
          No provision for income taxes was recorded in Fiscal 2004 and 2003 due primarily to the utilization of prior year net operating loss carryforwards. We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. As a result of our utilization of deferred tax assets during Fiscal 2004, we reduced the valuation allowance for our deferred tax assets by $1.7 million as of June 30, 2004. The valuation allowance reduction was due to the utilization of deferred tax assets during Fiscal 2004 to offset income tax liabilities that were generated from current operations.
Net Income
          Net income for Fiscal 2004 increased by $4.6 million to $4.7 million from $0.1 million for Fiscal 2003.
Liquidity and Capital Resources
          At June 30, 2005, working capital was $6.9 million, an increase of $7.4 million from a working capital deficit of $0.5 million at June 30, 2004. The increase in working capital for Fiscal 2005 was primarily due to income from continuing operations before income tax benefit of $8.7 million. Cash and cash equivalents were $5.8 million at June 30, 2005 compared to $0.7 million at June 30, 2004.
          Net cash of $7.9 million was provided by operating activities from continuing operations during Fiscal 2005 compared to $2.3 million in Fiscal 2004 and $3.1 million in Fiscal 2003. The increase of $5.6 million in cash provided by operating activities from continuing operations during Fiscal 2005 was primarily due to an increase in income from operations of $4.3 million, an increase in accrued expenses and other current liabilities of $1.5 million, and a decrease in the Medicare settlement related to terminated operations of $2.2 million recognized in Fiscal 2004, which were partially offset by an increase in extinguishment of debt of $2.2 million. The decrease of $0.8 million in cash provided by operating activities during Fiscal 2004 was primarily due to an increase of $1.7 million in amounts due from HMOs, a decrease in accounts payable, accrued expenses and other current liabilities of $0.6 million, income recognized of $2.2 million in connection with the Medicare settlement related to terminated operations, and a gain of $0.9 million on the early extinguishment of debt, which taken together, more than offset our $4.7 million increase in income from continuing operations.
          Net cash of $0.8 million was used for investing activities from continuing operations in Fiscal 2005 compared to $0.1 million in Fiscal 2004 and $0.1 million in Fiscal 2003. The increase of $0.7 million in cash used for investing activities from continuing operations during Fiscal 2005 was primarily due to an increase in the purchase of equipment of $0.3 million and the purchase of a $0.5 million certificate of deposit. The $0.5 million certificate of deposit is pledged as collateral in support of a $0.5 million irrevocable standby letter of credit we are required to maintain for the benefit of one of our HMO affiliates. The letter of credit will be maintained throughout the term of the managed care agreement with that HMO and can be drawn upon by the HMO if we are delinquent in making payments due to the HMO.
          Net cash of $1.8 million was used in financing activities from continuing operations in Fiscal 2005 compared to net cash used of $0.6 million in Fiscal 2004. The increase of $1.2 million in cash used in financing activities from continuing operations in Fiscal 2005 was primarily due to the repurchase of common stock of $2.3 million which was partially offset by an increase in proceeds of $1.0 million from the promissory note payable to Humana discussed below. The decrease in cash used in financing activities of $0.5 million in Fiscal 2004 was primarily due to an increase in proceeds of $3.5 million from the issuance of stock and $0.4 million from the exercise of stock options that were partially offset by an increase of $1.1 million in repayments to Medicare and an increase of $2.3 million in payments of our $3.0 million credit facility.
          On April 12, 2004, we called our convertible subordinated notes payable for redemption in accordance with their terms, subject to the noteholders’ right to convert their notes prior to the redemption date into shares of our common stock. The outstanding principal balance of the notes as of March 31, 2004 was approximately $3.9 million. On May 12, 2004 all noteholders converted their notes in accordance with these terms and received 3,922,539 shares of common stock, representing the conversion and cancellation of the entire outstanding principal balance of the notes and the unpaid accrued interest through the conversion date.
          On April 22, 2004, we sold 2,333,333 shares of our common stock for $3.5 million to twelve accredited investors in a private transaction. The proceeds were used to retire approximately $1.4 million of long-term debt bearing interest at rates ranging from 12.625% to 13.875%, to reduce the balance outstanding under our credit facility by approximately $1.7 million and for general corporate purposes. In connection with the transaction, an entity controlled by Dr. Frost, a member of our Board of Directors and our principal shareholder, converted a convertible promissory note having an outstanding principal balance and unpaid accrued interest of approximately $0.9 million into 819,313 shares of common stock in accordance with the terms of that note.
          On December 30, 2004, we received cash of $1,040,000 from Humana in exchange for an unsecured, non-interest bearing promissory note for an equal amount. The promissory note is payable in 12 monthly installments of $86,666, through December 1, 2005, but we can prepay the promissory note in full or in part at any time without penalty or premium. As of June 30, 2005, we had made principal payments amounting to $520,000, reducing the outstanding balance on the promissory note to $520,000. Amounts due under the promissory note are subject to acceleration upon the happening of customary events of default, including the failure to make payments of principal.
          Effective March 30, 2005, we obtained an extension of the maturity date for our credit facility until March 31, 2006. The terms and conditions of the credit facility remain substantially unchanged after the extension of the maturity date, except that the terms of the credit facility now require us to maintain a minimum cash and cash equivalent balance of $1.0 million. As a result of the extension of the maturity date of the credit facility, Dr. Frost is now no longer required to personally guarantee our obligations under the credit facility. At June 30, 2005, we had no amounts outstanding under our credit facility.
          In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of September 1, 2005, we had repurchased 957,467 shares of our common stock for approximately $2,453,000.
          We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, and our Credit Facility.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of June 30, 2005, and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Contractual Obligations
          The following is a summary of our long-term debt, capital lease obligations, and contractual obligations as of June 30, 2005:

	Payment due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years
Long-Term Debt Obligations	$—	$—	$—	$—
Related Party Notes Payable, including capitalized interest (1)	103,338	103,338	—	—
Capital Lease Obligations (2)	118,425	76,404	42,021	—
Operating Lease Obligations (2)	5,539,398	1,722,924	3,221,600	594,874

Total	$5,761,161	$1,902,666	$3,263,621	$594,874

(1)	The payments shown above for our Related Party Notes Payable include interest that was capitalized in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” See Note 8 to our Consolidated Financial Statements.

(2)	The payments shown above for Capital Lease Obligations and Operating Lease Obligations reflect all payments due under the terms of the respective leases. See Note 4 to our Consolidated Financial Statements to reconcile the payments shown above to the capital lease obligation recorded in our Consolidated Balance Sheet.
          Other factors that could affect our liquidity and cash flow are discussed elsewhere in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          At June 30, 2005, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, we had no amount outstanding under this facility at June 30, 2005. We have no risk associated with foreign currency exchange rates or commodity prices.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Our consolidated financial statements and independent registered public accountant’s reports thereon appear beginning on page F-2. See index to such consolidated financial statements and reports on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2005. We have restated our previously issued financial statements for the fiscal year ended June 30, 2004 to give effect to the financial impact of a latent error in an automated software system used to submit patient data to one of our HMO affiliates. During May 2005, we corrected the software error in question, and we believe that this correction effectively remediates any weakness that the software error may have caused in our disclosure controls and procedures. Accordingly, we believe that our disclosure controls and procedures are now effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. There were no changes in our internal controls or other factors during the fourth quarter of our fiscal year, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses, other than the remediation of the software error described above.
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
          Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by October 28, 2005.
ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION
          The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by October 28, 2005.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by October 28, 2005.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by October 28, 2005.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by October 28, 2005.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          (a)(1) Financial Statements
          Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K/A.
          (a)(2) Financial Statement Schedules

          All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.
(a)(3) Exhibits

3.1	Restated Articles of Incorporation, as amended (1)

3.2	Restated Bylaws (2)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Registration Rights Agreement, dated as of October 30, 1997, by and between Continucare Corporation and Loewenbaum & Company Incorporated (3)

4.3	Continucare Corporation Amended and Restated 1995 Stock Option Plan** (4)

4.4	Amended and Restated 2000 Stock Option Plan ** (5)

4.5	Convertible Subordinated Promissory Note (6)

4.6	Form of Convertible Promissory Note, dated June 30, 2001 (7)

4.7	Amendment to Convertible Promissory Note, dated March 31, 2003, between Continucare Corporation and Frost Nevada Limited Partnership (7)

4.8	Form of Amendment to Convertible Promissory Note, dated March 31, 2003 (7)

10.1	Form of Stock Option Agreement** (8)

10.2	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998 (9)

10.3	Amended and Restated Primary Care Provider Services dated November 12, 2004, by and between Vista Healthplan of South Florida, Inc., Vista Insurance Plan, Inc. and Continucare Medical Management, Inc. (10)

10.4	Airport Corporate Center office lease dated June 3, 2004, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Continucare Corporation(11)

10.5	Amendment No. 1 to Primary Care Provider Services Agreement dated as of July 1, 2004 by and among Vista Healthplan of South Florida, Inc. (10)

10.6	Agreement, dated March 31, 2003, between the Company and Pecks Management Partners, Ltd. (7)

10.7	Agreement, dated March 31, 2003, between Continucare Corporation and Carret & Company (7)

10.8	WCMA Loan and Security Agreement dated March 9, 2000 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation (12)

10.9	Letter Agreement dated March 18, 2005 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation (13)

10.10	Consulting Agreement dated May 4, 2005 between Patrick Healy and Continucare Corporation (13)

10.11	Form of Promissory Note dated December 29, 2004 (14)

21.1	Subsidiaries of the Company (11)

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.

(2)	Registration Statement on Form SB-2 filed on January 17, 1995.

(3)	Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.

(4)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(5)	Schedule 14A dated July 28, 2004, filed July 28, 2004.

(6)	Form 8-K dated August 3, 2001, filed August 15, 2001.

(7)	Form 10-Q for the quarterly period ended March 31, 2003.

(8)	Form 10-Q for the quarterly period ended September 30, 2004.

(9)	Form 10-K for the fiscal year ended June 30, 2000.

(10)	Form 10-Q for the quarterly period ended December 31, 2004.

(11)	Form 10-K for the fiscal year ended June 30, 2004.

(12)	Form 10-Q for the quarterly period ended March 31, 2000.

(13)	Form 10-Q for the quarterly period ended March 31, 2005.

(14)	Form 8-K dated December 30, 2004, filed January 5, 2005.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION

By:	/s/ Richard C. Pfenniger, Jr.

RICHARD C. PFENNIGER, JR.
Chairman of the Board, Chief Executive Officer and President
Dated: September 19, 2005
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	September 19, 2005

/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President – Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	September 19, 2005

/s/ Robert J. Cresci Robert J. Cresci	Director	September 19, 2005

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	September 19, 2005

/s/ Neil Flanzraich Neil Flanzraich	Director	September 19, 2005

/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	September 19, 2005

/s/ A. Marvin Strait A. Marvin Strait	Director	September 19, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Continucare Corporation
We have audited the accompanying consolidated balance sheets of Continucare Corporation as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
CERTIFIED PUBLIC ACCOUNTANTS

West Palm Beach, Florida
September 14, 2005

CONTINUCARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,780,544	$720,360
Other receivables, net	144,973	423,215
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $11,700,000 and $11,450,000 at June 30, 2005 and 2004, respectively	3,485,530	2,701,878
Prepaid expenses and other current assets	719,577	992,321
Deferred tax assets, net	585,571	—

Total current assets	10,716,195	4,837,774
Certificates of deposit, restricted	530,350	30,000
Equipment, furniture and leasehold improvements, net	670,665	492,054
Goodwill, net of accumulated amortization of approximately $7,608,000	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,422,000 and $2,069,000 at June 30, 2005 and 2004, respectively	1,090,046	1,442,858
Deferred financing costs, net of accumulated amortization of $222,500 at June 30, 2004	—	662,502
Deferred tax assets, net	6,721,353	—
Other assets, net	66,816	100,483

Total assets	$34,137,935	$21,908,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$660,139	$504,151
Accrued expenses and other current liabilities	2,620,802	1,794,019
Note payable	520,000	—
Deferred revenue	—	3,000,000

Total current liabilities	3,800,941	5,298,170
Capital lease obligations, less current portion	38,361	101,177
Related party notes payable, less current portion	—	117,717

Total liabilities	3,839,302	5,517,064
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 52,591,895 shares issued and 49,595,702 shares outstanding at June 30, 2005 and 53,296,379 shares issued and 50,300,186 shares outstanding at June 30, 2004	4,960	5,031
Additional paid-in capital	67,924,068	69,907,973
Accumulated deficit	(32,205,694)	(48,097,186)
Treasury stock, 2,996,193 shares at June 30, 2005 and 2004	(5,424,701)	(5,424,701)

Total shareholders’ equity	30,298,633	16,391,117

Total liabilities and shareholders’ equity	$34,137,935	$21,908,181

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2005	2004	2003
Revenue:
Medical services revenue, net	$111,316,174	$101,123,346	$97,164,834
Management fee revenue and other income	914,939	700,756	—

Total revenue	112,231,113	101,824,102	97,164,834
Operating expenses:
Medical services:
Medical claims	81,104,665	76,333,580	74,046,265
Other direct costs	12,648,297	11,665,894	10,696,997

Total medical services	93,752,962	87,999,474	84,743,262

Administrative payroll and employee benefits	5,107,672	3,822,949	3,681,446
General and administrative	7,059,602	5,821,871	6,252,347
Gain on extinguishment of debt	(3,000,000)	(850,000)	—

Total operating expenses	102,920,236	96,794,294	94,677,055

Income from operations	9,310,877	5,029,808	2,487,779
Other income (expense):
Interest income	108,000	4,793	6,568
Interest expense	(702,946)	(1,006,082)	(956,327)
Medicare settlement related to terminated operations	—	2,218,278	—

Income from continuing operations before income tax benefit	8,715,931	6,246,797	1,538,020
Income tax benefit	7,175,561	—	—

Income from continuing operations	15,891,492	6,246,797	1,538,020
Income (loss) from discontinued operations:
Home health operations	—	(1,666,934)	(1,830,118)
Terminated IPAs	—	73,091	350,696

Loss from discontinued operations	—	(1,593,843)	(1,479,422)

Net income	$15,891,492	$4,652,954	$58,598

Basic net income (loss) per common share:
Income from continuing operations	$.32	$.14	$.04
Loss from discontinued operations	—	(.03)	(.04)

Net income per common share	$.32	$.11	$—

Diluted net income (loss) per common share:
Income from continuing operations	$.31	$.12	$.04
Loss from discontinued operations	—	(.03)	(.04)

Net income per common share	$.31	$.09	$—

Weighted average common shares outstanding:
Basic	50,231,870	43,763,835	40,776,903

Diluted	52,006,064	49,232,716	40,776,903

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at June 30, 2002	39,634,601	$3,964	$59,511,614	$(52,808,738)	$(5,424,701)	$1,282,139
Issuance of stock for director compensation	900,000	90	122,910	—	—	123,000
Issuance of stock to guarantor of credit facility	1,500,000	150	524,850	—	—	525,000
Issuance of stock as consideration for extension of note repayment terms	344,400	35	120,506	—	—	120,541
Net income	—	—	—	58,598	—	58,598

Balance at June 30, 2003	42,379,001	4,239	60,279,880	(52,750,140)	(5,424,701)	2,109,278
Issuance of stock to guarantor of credit facility	300,000	30	869,970	—	—	870,000
Issuance of stock in private placement transaction	2,333,333	233	3,464,376	—	—	3,464,609
Issuance of stock upon exercise of stock options	546,000	55	351,315	—	—	351,370
Issuance of stock upon conversion of related party note payable	819,313	82	899,383	—	—	899,465
Issuance of stock upon conversion of subordinated notes payable	3,922,539	392	4,043,049	—	—	4,043,441
Net income	—	—	—	4,652,954	—	4,652,954

Balance at June 30, 2004	50,300,186	5,031	69,907,973	(48,097,186)	(5,424,701)	16,391,117
Recognition of compensation expense related to issuance of stock options	—	—	264,802	—	—	264,802
Issuance of stock upon exercise of stock options	156,666	16	91,683	—	—	91,699
Fees related to private placement transactions	—	—	(98,244)	—	—	(98,244)
Issuance of stock upon conversion of related party note payable	14,550	1	14,549	—	—	14,550
Repurchase of common stock	(875,700)	—	—	—	2,256,783	2,256,783
Retirement of treasury stock	—	(88)	(2,256,695)	—	(2,256,783)	(4,513,566)
Net income	—	—	—	15,891,492	—	15,891,492

Balance at June 30, 2005	49,595,702	$4,960	$67,924,068	$(32,205,694)	$(5,424,701)	$30,298,633

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,891,492	$4,652,954	$58,598
Loss from discontinued operations	—	1,593,843	1,479,422

Income from continuing operations	15,891,492	6,246,797	1,538,020

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	1,258,289	1,201,675	1,162,034
Provision for bad debts	15,787	104,296	44,333
Recognition of compensation expense related to issuance of stock options	264,802	—	—
Medicare settlement related to terminated operations	—	(2,218,278)	—
Loss on disposal of property and equipment and release from asset related liabilities	—	—	500
Director compensation paid through the issuance of restricted common stock	—	—	123,000
Gain on extinguishment of debt	(3,000,000)	(850,000)	—
Deferred tax benefit	(7,306,924)	—	—
Changes in operating assets and liabilities, excluding the effect of disposals:
Other receivables	262,455	(12,450)	423,462
Due from HMOs, net	(783,652)	(1,287,409)	384,182
Prepaid expenses and other current assets	171,230	(105,724)	(297,231)
Other assets	33,667	3,763	(29,629)
Accounts payable	155,988	(179,337)	3,045
Accrued expenses and other current liabilities	894,710	(608,629)	(214,011)

Net cash provided by continuing operations	7,857,844	2,294,704	3,137,705
Net cash used in discontinued operations	(151,399)	(998,872)	(1,933,360)

Net cash provided by operating activities	7,706,445	1,295,832	1,204,345

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	—	—	500
Purchase of certificate of deposit	(500,000)	(30,000)	(70,000)
Proceeds from maturity of certificates of deposit	101,165	29,743	99,555
Purchase of property and equipment	(421,586)	(144,585)	(170,273)

Net cash used in continuing operations	(820,421)	(144,842)	(140,218)
Net cash (used in) provided by discontinued operations	—	(938)	15,751

Net cash used in investing activities	(820,421)	(145,780)	(124,467)
Continued on next page.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	1,040,000	—	—
Payments on note payable	(520,000)	—	—
Proceeds from issuance of stock in private placement transaction	—	3,464,609	—
Payment of fees related to private placement transactions	(98,244)	—	—
Payments on convertible subordinated notes	—	(233,716)	(273,896)
Payments on related party notes	(7,882)	(35,953)	(63,853)
Principal repayments under capital lease obligations	(74,630)	(76,000)	(112,256)
Payment of deferred financing costs	—	(15,000)	(15,000)
Proceeds from exercise of stock options	91,699	351,370	—
Repurchase of common stock	(2,256,783)	—	—
Payments on credit facility	—	(2,315,000)	—
Advances from HMOs	—	—	75,000
Payments on advances from HMOs	—	—	(75,000)
Third party assumption of capital lease obligation	—	—	(1,789)
Repayments to Medicare per agreement	—	(1,730,745)	(632,751)

Net cash used in financing activities	(1,825,840)	(590,435)	(1,099,545)

Net increase (decrease) in cash and cash equivalents	5,060,184	559,617	(19,667)
Cash and cash equivalents at beginning of fiscal year	720,360	160,743	180,410

Cash and cash equivalents at end of fiscal year	$5,780,544	$720,360	$160,743

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

Retirement of treasury stock	$2,256,783	$—	$—

Stock issued for deferred financing costs	$—	$870,000	$645,541

Stock issued upon conversion of subordinated notes payable	$—	$4,043,441	$—

Stock issued upon conversion of related party notes payable	$14,550	$899,465	$—

Note payable issued for refunds due to Medicare for overpayments	$—	$—	$694,800

Note payable canceled due to settlement of cost report reopening	$—	$—	$222,574

Purchase of furniture and fixtures with proceeds of capital lease obligations	$—	$61,820	$167,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$40,229	$563,750	$325,337

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
General
Continucare Corporation (“Continucare” or the “Company”), is a mixed model provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, advanced registered nurse practitioners and physician’s assistants. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s net medical services revenues are derived from managed care agreements with two health maintenance organizations, Humana Medical Plans, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.
Business
In an effort to streamline operations and stem operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the IPA physician contracts associated with one HMO, which consisted of 29 physicians at the time of the termination. Additionally, in December 2003, the Company implemented a plan to dispose of its home health operations. The home health disposition occurred in three separate transactions and was concluded on February 7, 2004. As a result of these transactions, the operations of the terminated IPAs and the home health operations are shown as discontinued operations (see Note 3).
During the year ended June 30, 2005, the Company’s claims loss ratio (medical claims expense expressed as a percentage of medical services revenue) improved as compared to Fiscal 2004 due primarily to an increase in revenue from higher per member premiums for Medicare members resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the increased phase-in of the Medicare risk adjustment program. In response to the Medicare Modernization Act, the HMOs enhanced benefits offered to Medicare members. The Company anticipates that these benefit changes will result in an increase in medical claims expense and may result in an increase in the claims loss ratio in future periods. Increases in the claims loss ratio could reduce the Company’s profitability and cash flows in future periods. The Company cannot predict what impact, if any, these developments may have on its results of operations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, related party notes payable, notes payable, and capital lease obligations. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments. At June 30, 2005 and 2004, the fair value of the related party notes payable was $253,000 and $241,000, respectively, based on the market value of the Company’s common stock. At June 30, 2005 and 2004, the carrying value of the Company’s capital lease obligations approximate fair value based on the terms of the obligations. The Company has imputed interest on non-interest bearing debt using an incremental borrowing rate of 8%.
Cash and Cash Equivalents
The Company defines cash and cash equivalents as those highly-liquid investments purchased with an original maturity of three months or less.
Certificates of Deposit
Certificates of deposit have original maturities of greater than three months and are pledged as collateral in support of various stand-by letters of credit issued as required under the managed care agreement with one of the Company’s HMO affiliates and as security for various leases.

Due from HMOs
The HMOs pay medical claims and other costs on the Company’s behalf. Based on the terms of the contracts with the HMOs, the Company receives a net payment from the HMOs that is calculated by offsetting revenue earned with medical claims expense, calculated as claims paid on the Company’s behalf plus the HMOs’ estimate of claims incurred but not reported. Therefore, the amounts due from HMOs are presented in the balance sheet net of the estimated amounts for incurred but not reported medical claims.
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
As the Company operates in a single segment of business, the Company has determined that it has a single reporting unit and performs the impairment test for goodwill on an enterprise level. In performing the impairment test, the Company compares the current market value of all of its outstanding common stock to the current carrying value of the Company’s total net assets, including goodwill and intangible assets. Depending on the aggregate market value of the Company’s outstanding common stock at the time that an impairment test is required, there is a risk that a portion of the intangible assets would be considered impaired and must be written-off during that period. The Company performs the annual impairment test as of May 1st of each year. Should it later be determined that an indicator of impairment has occurred, the Company would be required to perform an additional impairment test. No impairment charges were required at June 30, 2005, 2004 or 2003.
The managed care contracts relate to the value of certain amendments to a managed care agreement entered into with one of the Company’s HMOs. The amendments, among other things, extended the term of the original agreement with the HMO from six to ten years and modified for the Company’s benefit the value of the Medicare premium received by the Company. In consideration of these amendments, the Company gave the HMO a $3.9 million promissory note (see Deferred Revenue section below). The managed care contracts are subject to amortization and are being amortized over a weighted-average amortization period of 9.6 years. Total amortization expense for intangible assets subject to amortization was approximately $353,000, $353,000 and $360,000 during Fiscal 2005, 2004 and 2003, respectively. The estimated aggregate amortization expense will be approximately $355,000 for each of the four succeeding fiscal years.
Deferred Financing Costs
Expenses incurred in connection with the Credit Facility and the previously issued guarantee related to the Credit Facility had been deferred and were amortized using the straight-line method which approximates the interest method over the life of the facility or the guarantee, as applicable (see Note 5).
Deferred Revenue
In April 2003, the Company executed a Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”). Pursuant to the Humana PGP Agreement, the Company agreed to assume certain management responsibilities on a non-risk basis for Humana’s Medicare, commercial and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties of Florida. Revenue from this contract consists of a monthly management fee intended to cover the costs of providing these services. Simultaneously with the execution of the Humana PGP Agreement, the Company restructured the terms of a $3.9 million contract modification note with Humana. Pursuant to the restructuring, the contract modification note was cancelled and the Humana PGP Agreement contained a provision for liquidated damages in the amount of $4.0 million, which can be asserted by

Humana under certain circumstances. The initial term of the Humana PGP Agreement expired in March 2005 but the term of the Humana PGP Agreement continues by its terms until the agreement is terminated by either party subject to prior notice.
Because there were contingent circumstances under which future payments of liquidated damages to Humana could equal the amount of debt forgiven, the $3.9 million gain that otherwise would have been recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003 was deferred. Under the terms of the Humana PGP Agreement, if the Company remained in compliance with terms of the agreement, Humana, at its option, may reduce the liquidated damages at specified dates during the term of the Humana PGP Agreement. To the extent that Humana reduced the maximum amount of liquidated damages, a portion of the deferred gain was recognized in an amount corresponding to the amount by which the liquidated damages were reduced. In Fiscal 2005 and Fiscal 2004, Humana notified the Company that the maximum amount of liquidated damages had been reduced from $3.0 million to $0 and from $3.9 million to $3.0 million, respectively. Accordingly, the Company recognized $3.0 million and $0.9 million of the deferred gain on extinguishment of debt in Fiscal 2005 and 2004, respectively.
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
Although the Company follows APB No. 25 for its employee stock options, SFAS No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure,” requires the Company to disclose pro forma results of operations as if the Company’s stock options had been accounted for using the fair value provisions of SFAS No. 123. The Company’s pro forma information follows:

	Year Ended June 30,
	2005	2004	2003
Net income as reported	$15,891,492	$4,652,954	$58,598
Add:
Total stock-based employee compensation expense included in reported net income, net of related tax effect	254,000	—	123,000
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	(1,372,348)	(375,327)	(120,168)

Pro forma	$14,773,144	$4,277,627	$61,430

Basic net income per share:
As reported	$.32	$.11	$—
Pro forma	$.29	$.10	$—

Diluted net income per share:
As reported	$.31	$.09	$—
Pro forma	$.28	$.09	$—
Earnings per Share
     Basic earnings per share is computed by dividing net income or loss by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (see Note 6).

Revenue Recognition
The Company provides services to patients on either a fixed monthly fee arrangement with HMOs or under a fee for service arrangement. Total medical services net revenue from continuing operations relating to Humana approximated 78%, 75% and 73% for Fiscal 2005, 2004 and 2003, respectively. Total medical services net revenue from continuing operations related to Vista approximated 22%, 25% and 23% for Fiscal 2005, 2004 and 2003, respectively.
Under the Company’s full risk contracts with Humana and Vista, the Company receives a fixed monthly fee from the HMOs for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed monthly fee is typically based on a percentage of the premium received by the HMOs from various payor sources. Revenue under these agreements is generally recorded in the period services are rendered at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, the Centers for Medicare Services (“CMS”) periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. The Company records any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or CMS.
Under the Company’s full risk agreements, the Company assumes responsibility for the cost of all medical services provided to the patient, even those it does not provide directly in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2005 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.
Under the Company’s limited risk and no-risk contracts with HMOs, the Company receives a capitation fee or management fee based on the number of patients for which the Company provides services on a monthly basis. The capitation fee or management fee is recorded as revenue in the period in which services are provided as determined by the respective contract.
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
Reinsurance (stop-loss insurance)
Reinsurance premiums are reported as a health care cost and are included in medical service expense in the accompanying Consolidated Statements of Income. Reinsurance recoveries are reported as a reduction of related health care costs.
Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles for all voluntary changes in accounting principles and to changes required by accounting pronouncements in the unusual instance that the pronouncements do not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities at the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005. The impact of adoption of this statement is not expected to be significant to the Company.
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted as of the beginning of the first annual reporting period that begins after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company will adopt Statement 123(R) for the first quarter of Fiscal 2006.
As currently permitted by Statement 123, the Company accounts for share-based payments to employees using the intrinsic value method under “Accounting for Stock Issued to Employees,” Accounting Principles Board Opinion No. 25 (“APB No. 25”), and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method is expected to have a significant impact on our results of operations for periods after its adoption by the Company, although it will have no impact on our overall financial position. The precise impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the Accounting for Stock-Based Compensation section above. Statement 123(R) can be adopted under two methods, the modified prospective or the modified retrospective applications. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date should be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards should be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under Statement 123. Changes to the grant-date fair value of awards granted before the effective date of Statement 123(R) are precluded. The modified retrospective application may be applied to all prior years that Statement 123 was effective or only to prior interim periods in the year of initial adoption if the effective date of Statement 123(R) does not coincide with the beginning of the fiscal year. The cumulative effect of the initial application of Statement 123(R), if any, is to be recognized as of the effective date. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there was no impact on operating cash flows recognized in prior periods for such excess tax deductions.
Other Comprehensive Income
The Company had no comprehensive income items other than net income for all years presented.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 — DISCONTINUED OPERATIONS
In an effort to streamline operations and stem anticipated operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the independent physician affiliates associated with one HMO. The terminated IPAs, which consisted of 29 physicians at the time of the termination and are shown as discontinued operations, contributed approximately $4.5 million in revenue and generated operating income of approximately $351,000 in Fiscal 2003.
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

$457,390

The home health operations contributed $3.1 million and $4.2 million in revenue and generated operating losses of $1.7 million and $1.8 million during the fiscal years ended June 30, 2004 and 2003, respectively, before any corporate overhead allocation or interest expense.
Approximately 10 employees were terminated as a result of these transactions. In accordance with Statement of Financial Accounting Standard No. 146, (“SFAS No. 146”) “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded $0.2 million of costs for severance payments and accrued for lease obligations in the third quarter of Fiscal 2004. The remaining loss incurred during Fiscal 2004 related to the operations of the home health operations prior to February 7, 2004 and the cost of winding up home health activities, including billing and collection of outstanding accounts receivables. Approximately $56,000 and $208,000 of liabilities from discontinued operations are included in accrued expenses and other current liabilities as of June 30, 2005 and 2004, respectively.
NOTE 4 — EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS
Equipment, furniture and leasehold improvements are summarized as follows:

			Estimated Useful
	June 30,		Lives
	2005	2004	(in years)

Furniture, fixtures and equipment	$2,437,852	$2,138,529	3-5
Furniture and equipment under capital lease	522,109	406,128	5
Leasehold improvements	157,225	150,943	5

	3,117,186	2,695,600
Less accumulated depreciation	(2,446,521)	(2,203,546)

	$670,665	$492,054

Depreciation expense for the years ended June 30, 2005, 2004 and 2003 was approximately $243,000, $230,000 and $204,000, respectively.
The Company has entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over 3 to 5 years at incremental borrowing rates ranging from 8% to 11% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $413,000 and $332,000 at June 30, 2005 and 2004, respectively. Amortization of assets recorded under capital lease agreements was approximately $81,000, $56,000 and $99,000 for the years ended June 30, 2005, 2004 and 2003, respectively, and is included in depreciation expense for all years presented.
Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2006	$76,404
2007	37,602
2008	4,419
2009	—
2010	—

118,425
Less amount representing imputed interest	(10,715)

Present value of obligations under capital lease	107,710
Less current portion	69,349

Long-term capital lease obligations	$38,361

The current portion of obligations under capital leases is classified within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
NOTE 5 — DEBT
On December 30, 2004, the Company received cash of $1,040,000 from Humana in exchange for an unsecured, non-interest bearing promissory note for an equal amount. The promissory note is payable in 12 monthly installments of $86,666, through December 1, 2005, but Continucare can prepay the promissory note in full or in part at any time without penalty or premium. As of June 30, 2005, the Company had made principal payments amounting to $520,000, reducing the outstanding balance on the promissory note to $520,000. Amounts due under the promissory note are subject to acceleration upon the happening of customary events of default, including the failure to make payments of principal.
The Company has in place a credit facility that provides for a revolving loan to the Company of $3.0 million (the “Credit Facility”). Effective March 31, 2005, the Company obtained an extension of the maturity date for the Credit Facility until March 31, 2006. All terms of the Credit Facility remained substantially unchanged, except for the addition of a requirement that the Company maintain a minimum cash and cash equivalent balance of $1.0 million and the elimination of the requirement that Dr. Frost, a principal shareholder of the Company and member of the Board of Directors, personally guarantee the Company’s obligations under the Credit Facility. In connection with a previous extension of the Credit Facility’s maturity date in March 2004, an entity controlled by Dr. Frost received 300,000 shares of the Company’s common stock in consideration for Dr. Frost’s renewal of his guarantee. The shares of common stock issued were valued at $870,000 based on the market price of the Company’s common stock on March 26, 2004, the date on which Dr. Frost renewed his guarantee. This amount was recorded as deferred financing costs and was amortized through March 31, 2005, the date on which Dr. Frost’s guarantee expired. At June 30, 2005, there was no outstanding principal balance on the Credit Facility. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate, which was 3.27% at June 30, 2005. All assets of the Company serve as collateral for the Credit Facility.
Related party notes consist of convertible promissory notes issued to Frost Nevada Investments Trust, an entity controlled by Dr. Frost, and a group of six investors. In April 2004, Frost Nevada Investments Trust converted a promissory note which had an outstanding principal balance and unpaid accrued interest of approximately $0.9 million into approximately 820,000 shares of common stock in accordance with the terms of that note. The remaining related party notes bear interest at 7% and mature on October 31, 2005.
During Fiscal 2004, we recorded other income of $2.2 million relating to the settlement of an alleged Medicare obligation. The alleged obligation related to rehabilitation clinics that were previously operated by one of our former subsidiaries and were sold in 1999. The Centers for Medicare and Medicaid Services (“CMS”) had alleged that Medicare overpayments were made relating to services rendered by these clinics and other related clinics during a period in which the clinics were operated by entities other than us. In an effort to resolve the matter with CMS and avoid aggressive collection efforts that could have disrupted our business, in 2002 we began making payments to resolve the alleged liability while retaining the right to dispute the alleged overpayments. We requested that CMS reconsider the alleged liability and in October 2003 we were notified that the liability had been reduced from the originally asserted amount of $2.4 million to $0.2 million.
NOTE 6 — INCOME/LOSS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Year Ended June 30,
	2005	2004	2003

Basic weighted average number of shares outstanding	50,231,870	43,763,835	40,776,903
Dilutive effect of stock options	1,689,274	1,144,918	—
Dilutive effect of convertible debt	84,920	4,323,963	—

Diluted weighted average number of shares outstanding	52,006,064	49,232,716	40,776,903

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	255,000	300,000	2,716,000
Warrants	760,000	760,000	760,000
NOTE 7 — RELATED PARTY TRANSACTIONS
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
On March 30, 2004, Dr. Frost extended his personal guarantee of the Company’s Credit Facility through March 31, 2005 (see Note 5). In consideration of Dr. Frost’s personal guarantee, the Company issued 300,000 shares of common stock to an entity controlled by Dr. Frost. The shares of common stock issued, which were valued at $870,000 based on the closing price of the Company’s common stock on March 30, 2004, were recorded as a deferred financing cost and were amortized over the term of the guarantee.
Effective March 31, 2005, the Company obtained an extension of the maturity date for the Credit Facility until March 31, 2006 without Dr. Frost’s guarantee.
NOTE 8 — RESTRICTED STOCK, STOCK OPTION PLAN AND WARRANTS
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
In August 2004, the Company’s shareholders approved an amendment to the Amended and Restated Continucare Corporation 2000 Stock Option Plan (the “2000 Stock Option Plan”) to increase the authorized shares for issuance upon the exercise of stock options from 4,000,000 to 7,000,000 and to cover employees, directors, independent contractors and consultants of the Company. Under the terms of the 2000 Stock Option Plan, options are granted at the fair market value of the stock at the date of grant, with vesting up to four years and with an expiration generally 10 years after the date of the grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.12%, 4.25% and 3.33%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 101.2%, 106.5% and 107.9%, and a weighted-average expected life of the options of 10 years.
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
The following table summarizes information related to the Company’s stock option activity for the years ended June 30, 2005, 2004 and 2003:

	Year Ended June 30,
	2005		2004		2003
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of the year	3,295,000	$1.32	2,716,000	$1.15	2,316,000	$1.29
Granted	1,225,000	1.54	2,425,000	1.22	400,000	0.36
Exercised	(156,666)	.59	(546,000)	0.64	—	—
Forfeited	(549,334)	2.74	(1,300,000)	1.17	—	—

Outstanding at end of the year	3,814,000		3,295,000		2,716,000

Exercisable at end of the year	1,728,333		945,000		2,360,997

Weighted average fair value per share of options granted during the year	$1.61		$1.20		$0.12

The following table summarizes information about options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of		Weighted Average
Exercise	Outstanding at	Remaining	Weighted Average	Number	Weighted Average
Prices	June 30, 2005	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.35-$2.86	1,749,000	9.36	$1.91	463,333	$1.87
$.35-$.69	2,065,000	7.39	$ .63	1,265,000	$ .61
The Company has 760,000 warrants outstanding at June 30, 2005 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.
Shares of common stock have been reserved for future issuance at June 30, 2005 as follows:

Convertible related party note	77,645
Warrants	760,000
Stock options	4,883,334

Total	5,720,979

NOTE 9 — INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recorded an income tax benefit of $7,175,561 for the year ended June 30, 2005. No provision or benefit for income taxes was recorded for the years ended June 30, 2004 and 2003 as the Company had substantial tax assets, described more fully below, which had not been recognized. The income tax (benefit) provision from continuing operations consisted of the following:

	Year Ended June 30,
	2005	2004	2003

Current:
Federal	$131,363	$—	$—
State	—	—	—

Total	131,363	—	—
Deferred:
Federal	2,411,423	—	—
State	435,273	—	—

Total	2,846,696	—	—
Change in valuation allowance	(10,153,620)	—	—

Total income tax benefit	$(7,175,561)	$—	$—

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	June 30,
	2005	2004	2003

Deferred tax assets:
Bad debt and notes receivable reserve	$294,922	$706,992	$4,620,512
Alternative minimum tax credit	131,363	—	—
Other	160,296	192,440	379,628
Impairment charge	1,746,800	1,975,228	3,036,963
Capital loss carryover	—	—	200,261
Net operating loss carryforward	6,340,985	7,925,846	4,590,657

Deferred tax assets	8,674,366	10,800,506	12,828,021
Deferred tax liabilities:
Depreciable/amortizable assets	(1,367,442)	(646,886)	(965,047)
Valuation allowance	—	(10,153,620)	(11,862,974)

Deferred tax liabilities	(1,367,442)	(10,800,506)	(12,828,021)

Net deferred tax asset	$7,306,924	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, the Company’s projections of future taxable income and profitability in recent fiscal years), management determined that a valuation allowance of $0, $10,153,620 and $11,862,974 was necessary at June 30, 2005, 2004 and 2003, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period was $10,153,620 for the year ended June 30, 2005. At June 30, 2005, the Company had available net operating loss carryforwards of approximately $16,851,000, which expire in 2020 through 2025. Certain of the Company’s net operating loss carryforwards are subject to annual limitations.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years ended June 30, 2005, 2004 and 2003 is as follows:

	Year Ended June 30,
	2005	2004	2003

Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.63	3.63	3.63
Goodwill and other non-deductible items	(3.46)	2.85	356.26
Change in valuation allowance	(116.49)	(40.48)	(404.03)
Other	—	—	10.14

Effective tax rate	(82.32)%	0%	0%

NOTE 10 — SHARE REPURCHASE PROGRAM
In May 2005, the Company’s Board of Directors increased the Company’s previously announced program to repurchase shares of its common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. As of September 1, 2005, the Company had repurchased 957,467 shares of its common stock for approximately $2,453,000.
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
Under the 401(k) Plan, new employees who are at least 18 years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to contribute to the 401(k) Plan up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ended June 30, 2005, 2004 or 2003. Participants in the 401(k) Plan do not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
In May 2005, the Company received a Notice of Intent to Initiate Litigation for Medical Negligence from legal counsel to a former patient. In July 2005, the Notice of Intent to Initiate Litigation for Medical Negligence was withdrawn.
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
Leases
The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was approximately $1.8 million for each of the years ended June 30, 2005, 2004 and 2003, respectively. Future annual minimum payments under such leases as of June 30, 2005 are as follows:

For the fiscal year ending June 30,
2006	$1,722,924
2007	1,654,634
2008	1,566,966
2009	404,014
2010	190,860

Total	$5,539,398

NOTE 13 — VALUATION AND QUALIFYING ACCOUNTS
Activity in the Company’s Valuation and Qualifying Accounts consists of the following:

	Year ended June 30,
	2005	2004	2003

Allowance for doubtful accounts related to other receivables and accounts receivable:
Balance at beginning of period	$826,964	$4,823,000	$4,807,000
Provision for doubtful accounts	15,787	104,296	44,000
Write-offs of uncollectible accounts receivable	—	(4,100,332)	(28,000)

Balance at end of period	$842,751	$826,964	$4,823,000

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period	$—	$6,367,000	$6,367,000
Provision for doubtful accounts	—	—	—
Write-offs of uncollectible notes receivable	—	(6,367,000)	—

Balance at end of period	$—	$—	$6,367,000

Valuation allowance for deferred tax assets:
Balance at beginning of period	$10,153,620	$11,862,974	$12,099,730
Additions	—	—	—
Deductions	(10,153,620)	(1,709,354)	(236,756)

Balance at end of period	$—	$10,153,620	$11,862,974

NOTE 14 — QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2005 (a)
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Total revenue from continuing operations	$26,208,017	$27,113,675	$29,775,441	$29,133,980	$112,231,113

Net income	$1,109,029	$2,138,397	$1,471,455	$11,172,611	$15,891,492

Basic net income per common share	$.02	$.04	$.03	$.22	$.32

Diluted net income per common share	$.02	$.04	$.03	$.21	$.31

	For the Year Ended June 30, 2004 (a)
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Total revenue from continuing operations	$25,063,399	$24,368,236	$25,900,705	$26,491,762	$101,824,102

Net income (loss)	$2,501,350	$(354,808)	$1,511,235	$995,177	$4,652,954

Basic net income (loss) per common share	$.06	$(.01)	$.04	$.02	$.11

Diluted net income (loss) per common share	$.05	$(.01)	$.03	$.02	$.09

(a)	As discussed in Note 3, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the physician contracts associated with one of its IPAs. During Fiscal 2004, the Company disposed of its home health operations. These transactions are shown as discontinued operations. Therefore, the above quarterly information has been reclassified to agree with the current presentation. These reclassifications had no effect on the previously reported net income (loss) or net income (loss) per share for any quarter presented.

EXHIBIT INDEX

Description	Exhibit Number
Consent of Independent Registered Public Accounting Firm	23.1

Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2