Form 10-Q
period 2005-09-30
CONTINUCARE CORP
filed 2005-11-14
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)
7200 Corporate Center Drive
Suite 600
Miami, Florida 33126
(Address of principal executive offices)
(Zip Code)
(305) 500-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No    ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No    ☒
At November 3, 2005, the Registrant had 49,782,782 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,260,594	$5,780,544
Other receivables, net	182,506	144,973
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $11,583,000 and $11,700,000 at September 30, 2005 and June 30, 2005, respectively	5,469,479	3,485,530
Prepaid expenses and other current assets	501,493	719,577
Deferred tax assets, net	585,571	585,571

Total current assets	11,999,643	10,716,195
Certificates of deposit, restricted	539,792	530,350
Equipment, furniture and leasehold improvements, net	629,571	670,665
Goodwill, net of accumulated amortization of approximately $7,608,000	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,510,000 and $2,422,000 at September 30, 2005 and June 30, 2005, respectively	1,001,843	1,090,046
Deferred tax assets, net	5,961,097	6,721,353
Other assets, net	66,816	66,816

Total assets	$34,541,272	$34,137,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$511,849	$660,139
Accrued expenses and other current liabilities	1,869,699	2,489,439
Note payable	260,000	520,000
Income taxes payable	223,521	131,363

Total current liabilities	2,865,069	3,800,941
Capital lease obligations, less current portion	25,890	38,361

Total liabilities	2,890,959	3,839,302
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 52,676,795 shares issued and 49,680,602 shares outstanding at September 30, 2005 and 52,591,895 shares issued and 49,595,702 shares outstanding at June 30, 2005	4,968	4,960
Additional paid-in capital	67,836,988	67,924,068
Accumulated deficit	(30,766,942)	(32,205,694)
Treasury stock, 2,996,193 shares at September 30, 2005 and June 30, 2005	(5,424,701)	(5,424,701)

Total shareholders’ equity	31,650,313	30,298,633

Total liabilities and shareholders’ equity	$34,541,272	$34,137,935

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenue:
Medical services revenue, net	$29,729,636	$26,027,422
Management fee revenue and other income	141,514	180,595

Total revenue	29,871,150	26,208,017
Operating expenses:
Medical services:
Medical claims	21,406,178	19,016,175
Other direct costs	3,132,425	3,151,253

Total medical services	24,538,603	22,167,428

Administrative payroll and employee benefits	1,395,347	1,090,961
General and administrative	1,702,206	1,595,303

Total operating expenses	27,636,156	24,853,692

Income from operations	2,234,994	1,354,325
Other income (expense):
Interest income	59,141	3,120
Interest expense	(2,969)	(248,416)

Income before income tax provision	2,291,166	1,109,029
Income tax provision	852,414	-

Net income	$1,438,752	$1,109,029

Net income per common share:
Basic	$.03	$.02

Diluted	$.03	$.02

Weighted average common shares outstanding:
Basic	49,859,938	50,300,186

Diluted	51,642,853	51,685,339

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,438,752	$1,109,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	157,382	356,898
Provision for bad debts	12,463	-
Stock-based compensation expense	250,394	-
Deferred tax expense	760,256	-
Changes in operating assets and liabilities, excluding the effect of disposals:
Other receivables	(49,996)	105,094
Due from HMOs, net	(1,983,949)	295,728
Prepaid expenses and other current assets	218,084	413,362
Other assets	-	12,276
Accounts payable	(148,290)	(110,288)
Accrued expenses and other current liabilities	(582,750)	(166,266)
Income taxes payable	92,158	-

Net cash provided by continuing operations	164,504	2,015,833
Net cash used in discontinued operations	(30,972)	(20,033)

Net cash provided by operating activities	133,532	1,995,800

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase of) proceeds from maturities of certificates of deposit	(9,442)	30,293
Purchase of property and equipment	(28,085)	(111,248)

Net cash used in investing activities	(37,527)	(80,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable	(260,000)	-
Payment of fees related to private placement transaction	-	(45,000)
Principal repayments under capital lease obligations	(18,489)	(17,549)
Proceeds from exercise of stock options	358,668	-
Repurchase and retirement of common stock	(696,134)	-

Net cash used in financing activities	(615,955)	(62,549)

Net (decrease) increase in cash and cash equivalents	(519,950)	1,852,296
Cash and cash equivalents at beginning of period	5,780,544	720,360

Cash and cash equivalents at end of period	$5,260,594	$2,572,656

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
NOTE 1 – UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be reported for the remainder of the year ending June 30, 2006 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2006 refers to the fiscal year ending June 30, 2006, Fiscal 2005 refers to the fiscal year ended June 30, 2005, and Fiscal 2004 refers to the fiscal year ended June 30, 2004.
The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2005. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in that report.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.
NOTE 2 – GENERAL
Continucare Corporation is a provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, advanced registered nurse practioners and physician’s assistants. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s net medical services revenues are derived from managed care agreements with two health maintenance organizations, Humana Medical Plans, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.
In an effort to streamline operations and stem operating losses, the Company implemented a plan to dispose of its home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of the home health operations are shown as discontinued operations.
During the three-month period ended September 30, 2005, the Company’s claims loss ratio (medical claims expense as a percentage of medical services revenue) improved as compared to the corresponding period of Fiscal 2004 due in part to an increase in revenue from higher per member premiums for Medicare members resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the increased phase-in of the Medicare risk adjustment program. In response to the Medicare Modernization Act, the HMOs enhanced benefits offered to their Medicare members. The Company anticipates that these benefit changes will result in an increase in medical claims expense and may result in an increase in the claims loss ratio in future periods which could reduce the Company’s profitability and cash flows. However, the Company cannot quantify what impact, if any, these developments may have on its future results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
NOTE 3 – STOCK-BASED COMPENSATION
Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. Stock options issued to independent contractors or consultants were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” For the three-month period ended September 30, 2004, no stock-based employee compensation expense was recognized in the accompanying condensed consolidated Statement of Income.
Effective July 1, 2005, the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost recognized for the three-month period ended September 30, 2005 includes: (a) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for periods prior to July 1, 2005 have not been restated.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month period ended September 30, 2005 was calculated based on the following assumptions: risk-free interest rate ranging from 4.21% to 4.35%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 74.8%; and weighted-average expected life of the options ranging from 3 to 6 years, depending on the vesting provisions of each option. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the three-month period ended September 30, 2005 are $0.2 million and $0.1 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three-month period ended September 30, 2005 would have remained unchanged at $.03 and $.03, respectively, if the Company had not adopted SFAS No. 123(R).
SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as financing cash flows. For the three-month periods ended September 30, 2005 and 2004, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable. During the three-month period ended September 30, 2005, the Company issued 366,667 shares of common stock resulting from the exercise of stock options.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three-month period ended September 30, 2004. For purposes of this pro forma disclosure, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for the three-month period ended September 30, 2004: risk-free interest rate of 4.25%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 110.1%; and a weighted-average expected life of the options of 10 years. The Company’s pro forma information follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

Three-months ended
September 30, 2004
Net income as reported	$1,109,029
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	245,820

Pro forma net income	$863,209

Basic net income per common share:
As reported	$.02
Pro forma	$.02

Diluted net income per common share:
As reported	$.02
Pro forma	$.02
NOTE 4 – CREDIT FACILITY
The Company has in place a credit facility that provides for a revolving loan to the Company of $3.0 million (the “Credit Facility”). Effective March 31, 2005, the Company obtained an extension of the maturity date for the Credit Facility until March 31, 2006. All terms of the Credit Facility remained substantially unchanged, except for the addition of a requirement that the Company maintain a minimum cash and cash equivalent balance of $1.0 million and the elimination of the requirement that Dr. Frost, a principal shareholder of the Company and member of the Board of Directors, personally guarantee the Company’s obligations under the Credit Facility. At September 30, 2005, there was no outstanding principal balance on the Credit Facility. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate, which was 3.70% at September 30, 2005. All assets of the Company serve as collateral for the Credit Facility.
NOTE 5 – EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three-Months Ended September 30,
	2005	2004
Basic weighted average number of shares outstanding	49,859,938	50,300,186
Dilutive effect of stock options	1,705,270	1,292,958
Dilutive effect of convertible debt	77,645	92,195

Diluted weighted average number of shares outstanding	51,642,853	51,685,339

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	334,000	880,000
Warrants	760,000	760,000
NOTE 6 – INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recorded an income tax provision of $852,414 for the three-month period ended September 30, 2005. No provision for income taxes was recorded for the three-month period ended September 30, 2004 due primarily to the utilization of prior year net operating loss carryforwards. As a result of the utilization of deferred tax assets during the three-month period ended September 30, 2004, the valuation allowance for deferred tax assets was reduced by $323,421 to offset income tax liabilities generated from operations.
NOTE 7 – CONTINGENCIES
The Company is a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL CORPORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed in January 2002 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleges vicarious liability for medical malpractice. In September 2005, the parties agreed in principle to the terms of a settlement and the case was resolved pending only the final execution of formal settlement documents and the entry of an order of dismissal. The Company’s liability under the terms of the settlement will not exceed the accrual recorded for this claim.
The Company is a party to the case of MAUREEN MCCANN, AS PERSONAL REPRESENTATIVE OF THE ESTATE OF WALTER MCCANN v. AJAIB MANN, M.D. AND CONTINUCARE CORPORATION. This case was filed in April 2005, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint alleges vicarious liability for medical malpractice. The Company intends to defend itself against this case vigorously, but its outcome cannot be predicted. The Company’s ultimate liability, if any, with respect to the lawsuit is presently not determinable.
The Company is also involved in other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. The Company has recorded an accrual for claims, which includes amounts for insurance deductibles and projected exposure, based on management’s estimate of the ultimate outcome of such claims.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:
•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	Our ability to expand our network through additional medical centers or facilities;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”) and the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”);

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The application and impact of SFAS 123(R) on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on two HMOs for substantially all of our revenues;

•	Our ability to enter into and renew managed care provider arrangements on acceptable terms;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative changes in governmental regulations, including possible changes in Medicare programs that may impact reimbursements to health care providers and insurers;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our managed care operations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts, including the Humana PGP Agreement;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Changes in estimates and judgments associated with our critical accounting policies, including newly adopted SFAS 123(R);

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods;

•	The impact on us if our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act are found not to be effective;

•	The impact on our liquidity of any repurchases of our common stock that we may effect;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2005.
General
     We are a provider of primary care physician services. Through our network of 15 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to 27 IPAs. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of September 30, 2005, we provided services to or for approximately 13,400 patients on a full risk basis and approximately 14,600 patients on a limited or non-risk basis. For the three-months ended September 30, 2005, approximately 96% of our revenue was generated by providing services to Medicare-eligible members under full risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     In an effort to streamline and stem operating losses, we implemented a plan to dispose of our home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of our home health operations are shown as discontinued operations.
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
Critical Accounting Policies and Estimates
     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
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
Revenue Recognition
     Under our full risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period services are rendered at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, the Centers for Medicare and Medicaid Services (“CMS”) periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. We record any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or CMS.
     Under our full risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at September 30, 2005 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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

     We develop our estimate of IBNR primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low utilization or if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense recorded in prior months to actual claims expense as claims are paid by the HMO and reported to us.
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of September 30, 2005 was between approximately $11.0 million and $12.1 million. Based on our internal analysis and the independent actuarial calculation, as of September 30, 2005, we recorded a liability of approximately $11.6 million for IBNR.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 44% of our total assets at September 30, 2005. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test on May 1, 2005, and determined that no indicators of impairment existed. In addition, no indicators of impairment were noted for the three-month period ended September 30, 2005 and no impairment charges were recognized. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
Realization of Deferred Tax Assets
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. During the fourth quarter of Fiscal 2005, we determined that no valuation allowance for deferred tax assets was necessary and we decreased our valuation allowance by $10.2 million for Fiscal 2005. This decision had the effect of increasing our Fiscal 2005 net income by approximately $7.2 million. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period.

     At September 30, 2005, we had deferred tax assets in excess of deferred tax liabilities of approximately $6.5 million. During the three-month period ended September 30, 2005, we determined that it is more likely than not that those assets will be realized (although realization is not assured), resulting in no valuation allowance at September 30, 2005.
Stock-Based Compensation Expense
     Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires us to recognize compensation costs related to our share-based payment transactions with employees in our financial statements. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. Consistent with our prior disclosures under SFAS 123, we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month period ended September 30, 2005 on the basis of the following assumptions: risk-free interest rate ranging from 4.21% to 4.35%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 74.8%; and weighted-average expected life of the options ranging from 3 to 6 years, depending on the vesting provisions of each option. Based on the Black-Scholes model and our assumptions, we recognized stock-based employee compensation expense of $0.2 million for the three months ended September 30, 2005.
     SFAS 123(R) does not require the use of any particular option valuation model. Because our stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, it is possible that existing models may not necessarily provide a reliable measure of the fair value of our employee stock options. We selected the Black-Scholes model based on our prior experience with it, its wide use by issuers comparable to us, and our review of alternate option valuation models. Based on these factors, we believe that the Black-Scholes model and the assumptions we made in applying it provide a reasonable estimate of the fair value of our employee stock options.
     The effect of applying the fair value method of accounting for stock options on reported net income for any period may not be representative of the effects for future periods because our outstanding options typically vest over a period of several years and additional awards may be made in future periods.
RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.
COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 TO THE THREE- MONTH PERIOD ENDED SEPTEMBER 30, 2004
Revenue
     Medical services revenue increased by $3.7 million, or 14.2%, to $29.7 million for the three-month period ended September 30, 2005 from $26.0 million for the three-month period ended September 30, 2004 due primarily to increases in our Medicare revenue. The most significant component of our medical services revenue is the revenue we generate from Medicare patients under full risk arrangements. During the three month period ended September 30, 2005, revenue generated by our Medicare full risk arrangements increased approximately 16.5% on a per patient per month basis and Medicare patient months increased by approximately 0.1% over the comparable period of Fiscal 2005. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. Under the Medicare risk adjustment program, the health status of Medicare Advantage participants is taken into account in determining premiums paid for each participant rather than merely demographic factors, as was historically the case. CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. Due to the timing of when the updated premium amounts are paid to the HMOs, the per patient per month premiums we receive from the HMOs may include retroactive adjustments to amounts previously paid. Included in medical services revenue for each of the three-month periods ended September 30, 2005 and 2004 are retroactive Medicare risk adjustments of approximately $0.6 million.
     Management fee revenue and other income of $0.1 million and $0.2 million for the three-month periods ended September 30, 2005 and 2004, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 78% and 77% of our medical services revenue for the three-month periods ended September 30, 2005 and 2004, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 21% and 23% of our medical services revenue for the three-month periods ended September 30, 2005 and 2004, respectively.
Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients. Because our full risk contracts with HMOs provide that we are financially responsible for all medical services provided to our patients under those contracts, medical claims expenses include the costs of medical services provided to patients under our full risk contracts by providers other than us. Other direct costs include the salaries, taxes and benefits of our health professionals providing primary care services, medical malpractice insurance costs, capitation payments to our IPA physicians and other costs related to the provision of medical services to our patients.
     Primarily as a result of higher medical costs and an increase in utilization of health care services by our Medicare patients, medical services expenses for the three-month period ended September 30, 2005 increased by $2.3 million, or 10.7%, to $24.5 million from $22.2 million for the three-month period ended September 30, 2004. However, because the increase in our revenue more than offset the growth of our medical services expenses during the first quarter of Fiscal 2006, our medical services expenses decreased to 82.1% of total revenue for the three-month period ended September 30, 2005 as compared to 84.6% for the three-month period ended September 30, 2004. Medical claims expense increased by $2.4 million, or 12.6%, to $21.4 million for the three-month period ended September 30, 2005 from $19.0 million for the three-month period ended September 30, 2004 primarily as a result of higher medical costs and an increase in utilization of health care services by our Medicare patients. As a result of these developments, for the three-month period ended September 30, 2005 our medical claims expenses related to our Medicare patients increased on a per patient per month basis by approximately 17.2% over the comparable period of Fiscal 2005.
     Notwithstanding the increase in the amount of our medical services expenses and claims expense during the three-month period ended September 30, 2005, the increase in our medical services revenue more than offset the increase in our medical services expenses and claims expense. As a result, our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 72.0% in the three-month period ended September 30, 2005, from 73.1% in the three-month period ended September 30, 2004. However, in response to the Medicare Modernization Act, certain benefits offered to Medicare patients were enhanced by the HMOs. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods which could reduce our profitability and cash flows. However, we cannot quantify what impact, if any, these developments may have on our claims loss ratio (which fluctuates from period to period) or results of operations in future periods.
     Other direct costs remained relatively constant at $3.1 million and $3.2 million for the three-month periods ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, other direct costs decreased to 10.5% for the three-month period ended September 30, 2005 from 12.0% for the three-month period ended September 30, 2004.

     Administrative payroll and employee benefits expense increased by $0.3 million, or 27.9%, to $1.4 million for the three-month period ended September 30, 2005 from $1.1 million for the three-month period ended September 30, 2004. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.7% for the three-month period ended September 30, 2005 from 4.2% for the three-month period ended September 30, 2004. The increase in administrative payroll and employee benefits expense was primarily due to the recognition of stock-based employee compensation expense and an increase in incentive plan accruals.
     General and administrative expenses increased by $0.1 million or 6.7%, to $1.7 million for the three-month period ended September 30, 2005 from $1.6 million for the three-month period ended September 30, 2004. As a percentage of total revenue, general and administrative expenses decreased to 5.7% for the three-month period ended September 30, 2005 from 6.1% for the three-month period ended September 30, 2004. The increase in general and administrative expenses was primarily due to an increase in professional fees.
Income from Operations
     Income from operations for the three-month period ended September 30, 2005 increased by $0.8 million to $2.2 million, or 7.5% of total revenue, from $1.4 million, or 5.2% of total revenue, for the three-month period ended September 30, 2004.
Interest Expense
     Interest expense decreased by $0.2 million, or 98.8%, to $3,000 for the three-month period ended September 30, 2005 from $0.2 million for the three-month period ended September 30, 2004. For the three-month period ended September 30, 2004, we recorded interest expense of $0.2 million related to the amortization of deferred financing costs that were incurred in connection with Dr. Frost’s personal guarantee of the Company’s Credit Facility. The deferred financing costs were fully amortized as of March 31, 2005 and, accordingly, no related interest expense was recorded during the three-month period ended September 30, 2005.
Taxes
     An income tax provision of $0.9 million was recorded for the three-month period ended September 30, 2005. No provision for income taxes was recorded for the three-month period ended September 30, 2004 due primarily to the utilization of prior year net operating loss carryforwards. As a result of our utilization of deferred tax assets during the three-month period ended September 30, 2004, we reduced the valuation allowance for deferred tax assets by $0.3 million to offset income tax liabilities that were generated from current operations.
Net Income
     Net income for the three-month period ended September 30, 2005 increased by $0.3 million to $1.4 million from $1.1 million for the three-month period ended September 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2005, working capital was $9.1 million, an increase of $2.2 million from $6.9 million at June 30, 2005. The increase in working capital for the three-month period ended September 30, 2005 was primarily due to operating income of $2.2 million. Cash and cash equivalents were $5.3 million at September 30, 2005 compared to $5.8 million at June 30, 2005.
     Net cash of $0.1 million was provided by operating activities from continuing operations for the three-month period ended September 30, 2005 compared to $2.0 million for the three-month period ended September 30, 2004. The decrease of $1.9 million in cash provided by operating activities for the three-month period ended September 30, 2005 was primarily due to an increase in amounts due from HMOs of $2.3 million.

     Net cash of approximately $38,000 was used for investing activities for the three-month period ended September 30, 2005 compared to approximately $81,000 for the three-month period ended September 30, 2004. Net cash used for investing activities primarily related to the purchase of equipment.
     Net cash of approximately $0.6 million was used in financing activities for the three-month period ended September 30, 2005 compared to net cash used of $63,000 for the three-month period ended September 30, 2004. The increase in cash used in financing activities of $0.6 million for the three-month period ended September 30, 2005 was primarily due to the repurchase of common stock of $0.7 million.
     In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of November 1, 2005, we had repurchased 1,157,467 shares of our common stock for approximately $3.0 million.
     We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, and our Credit Facility.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2005, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, we had no amount outstanding under this facility at September 30, 2005. We have no material risk associated with foreign currency exchange rates or commodity prices.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of our Condensed Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2005, we announced that we had increased our previously announced stock repurchase program to authorize the buy back of up to 2,500,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the first quarter of Fiscal 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan
July 1 to July 31, 2005	81,767	$2.40	81,767	1,542,533
August 1 to August 31, 2005	-	N/A	-	1,542,533
September 1 to September 30, 2005	200,000	$2.50	200,000	1,342,533

Totals	281,767	$2.47	281,767
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

CONTINUCARE CORPORATION
Dated: November 14, 2005	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger Jr.
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Description	Exhibit Number

Section 302 Certification of the Chief Executive Officer.	31.1

Section 302 Certification of the Chief Financial Officer.	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2