Form 10-Q
period 2005-12-31
CONTINUCARE CORP
filed 2006-02-14
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)
7200 Corporate Center Drive
Suite 600
Miami, Florida 33126
(Address of principal executive offices)
(Zip Code)
(305) 500-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No    ☐
Indicate by check mark whether the registrant is a large filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No    ☒
At February 1, 2006, the Registrant had 49,782,782 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$7,214,215	$5,780,544
Other receivables, net	37,275	144,973
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $11,109,000 and $11,700,000 at December 31, 2005 and June 30, 2005, respectively	5,791,738	3,485,530
Prepaid expenses and other current assets	804,676	719,577
Deferred tax assets, net	585,571	585,571

Total current assets	14,433,475	10,716,195
Certificates of deposit, restricted	543,900	530,350
Equipment, furniture and leasehold improvements, net	707,946	670,665
Goodwill, net of accumulated amortization of approximately $7,608,000	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,598,000 and $2,422,000 at December 31, 2005 and June 30, 2005, respectively	913,640	1,090,046
Deferred tax assets, net	5,032,364	6,721,353
Other assets, net	46,021	66,816

Total assets	$36,019,856	$34,137,935

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$395,523	$660,139
Accrued expenses and other current liabilities	1,926,759	2,489,439
Note payable	-	520,000
Income taxes payable	57,885	131,363

Total current liabilities	2,380,167	3,800,941
Capital lease obligations, less current portion	63,302	38,361

Total liabilities	2,443,469	3,839,302
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 49,782,782 shares issued and outstanding at December 31, 2005 and 52,591,895 shares issued and 49,595,702 shares outstanding at June 30, 2005	4,978	4,960
Additional paid-in capital	62,880,501	67,924,068
Accumulated deficit	(29,309,092)	(32,205,694)
Treasury stock, 2,996,193 shares at June 30, 2005	-	(5,424,701)

Total shareholders’ equity	33,576,387	30,298,633

Total liabilities and shareholders’ equity	$36,019,856	$34,137,935

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three-Months Ended
	December 31,
	2005	2004
Revenue:
Medical services revenue, net	$29,246,624	$26,693,612
Management fee revenue and other income	136,082	420,063

Total revenue	29,382,706	27,113,675
Operating expenses:
Medical services:
Medical claims	20,147,583	18,600,734
Other direct costs	3,134,753	3,621,073

Total medical services	23,282,336	22,221,807

Administrative payroll and employee benefits	1,782,539	1,300,388
General and administrative	2,015,741	1,743,731
Gain on extinguishment of debt	-	(500,000)

Total operating expenses	27,080,616	24,765,926

Income from operations	2,302,090	2,347,749
Other income (expense):
Interest income	63,689	18,192
Interest expense	(4,832)	(227,544)

Income before income tax provision	2,360,947	2,138,397
Income tax provision	903,097	-

Net income	$1,457,850	$2,138,397

Net income per common share:
Basic	$.03	$.04

Diluted	$.03	$.04

Weighted average common shares outstanding:
Basic	49,764,617	50,311,780

Diluted	51,134,864	51,887,604

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six-Months Ended
	December 31,
	2005	2004
Revenue:
Medical services revenue, net	$58,976,261	$52,721,141
Management fee revenue and other income	277,596	600,658

Total revenue	59,253,857	53,321,799
Operating expenses:
Medical services:
Medical claims	41,553,762	37,616,515
Other direct costs	6,267,177	6,697,326

Total medical services	47,820,939	44,313,841

Administrative payroll and employee benefits	3,177,886	2,467,844
General and administrative	3,717,949	3,338,039
Gain on extinguishment of debt	-	(500,000)

Total operating expenses	54,716,774	49,619,724

Income from operations	4,537,083	3,702,075
Other income (expense):
Interest income	122,831	21,311
Interest expense	(7,801)	(475,960)

Income before income tax provision	4,652,113	3,247,426
Income tax provision	1,755,511	-

Net income	$2,896,602	$3,247,426

Net income per common share:
Basic	$.06	$.06

Diluted	$.06	$.06

Weighted average common shares outstanding:
Basic	49,813,860	50,305,983

Diluted	51,192,371	51,786,472

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six-Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,896,602	$3,247,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	353,507	727,759
Provision for bad debts	19,171	-
Stock-based compensation expense	616,438	254,000
Deferred tax expense	1,688,989	-
Gain on extinguishment of debt	-	(500,000)
Changes in operating assets and liabilities, excluding the effect of disposals:
Other receivables	88,527	279,276
Due from HMOs, net	(2,306,208)	623,025
Prepaid expenses and other current assets	(85,099)	71,336
Other assets	20,795	27,527
Accounts payable	(264,616)	466,160
Accrued expenses and other current liabilities	(437,703)	95,589
Income taxes payable	(73,478)	-

Net cash provided by continuing operations	2,516,925	5,292,098
Net cash used in discontinued operations	(32,512)	(58,482)

Net cash provided by operating activities	2,484,413	5,233,616

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase of) proceeds from maturities of certificates of deposit	(13,550)	101,165
Purchase of equipment and furniture	(105,276)	(216,280)

Net cash used in investing activities	(118,826)	(115,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	1,040,000
Payments on note payable	(520,000)	-
Payments on related party notes	-	(4,026)
Payment of fees related to private placement transaction	-	(45,000)
Principal repayments under capital lease obligations	(74,450)	(38,654)
Proceeds from exercise of stock options	358,668	36,000
Repurchase and retirement of common stock	(696,134)	-

Net cash (used in) provided by financing activities	(931,916)	988,320

Net increase in cash and cash equivalents	1,433,671	6,106,821
Cash and cash equivalents at beginning of period	5,780,544	720,360

Cash and cash equivalents at end of period	$7,214,215	$6,827,181

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Retirement of treasury stock	$5,424,701	$-

Stock issued upon conversion of related party notes payable (102,180 shares)	$102,180	$-

Purchase of equipment with proceeds of capital lease obligations	$109,106	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)
NOTE 1 – UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be reported for the remainder of the year ending June 30, 2006 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2006 refers to the fiscal year ending June 30, 2006, and Fiscal 2005 refers to the fiscal year ended June 30, 2005.
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
During the three and six-month periods ended December 31, 2005, the Company’s claims loss ratio (medical claims expense as a percentage of medical services revenue) improved as compared to the corresponding periods of Fiscal 2005 due in part to an increase in revenue from higher per member premiums for Medicare members resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the increased phase-in of the Medicare risk adjustment program. In response to the Medicare Modernization Act, the HMOs enhanced benefits offered to their Medicare members. The Company anticipates that these benefit changes will result in an increase in medical claims expense and may result in an increase in the claims loss ratio in future periods which could reduce the Company’s profitability and cash flows. However, the Company cannot quantify what impact, if any, these developments may have on its future results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)
NOTE 3 – STOCK-BASED COMPENSATION
The Amended and Restated Continucare Corporation 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”), which was approved by the Company’s shareholders, permits the grant of stock options and restricted stock awards in respect of up to 7,000,000 shares of common stock to the Company’s employees, directors, independent contractors and consultants. Under the terms of the 2000 Stock Incentive Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than 10 years after the date of grant. Options granted under the plan generally vest over four years, but the terms of the 2000 Stock Incentive Plan provide for accelerated vesting if there is a change in control of the Company. Historically, the Company has issued authorized but previously unissued shares of common stock upon option exercises. However, the Company does not have a policy regarding the issuance or repurchase of shares upon option exercise or the source of those shares. No restricted stock awards have been issued under the 2000 Stock Incentive Plan.
Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. Stock options issued to independent contractors or consultants were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” For the three and six-month periods ended December 31, 2004, stock-based employee compensation expense of $0.3 million was recognized in the accompanying condensed consolidated Statements of Income in accordance with APB No. 25.
Effective July 1, 2005, the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost recognized for the three and six-month periods ended December 31, 2005 includes: (i) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for periods prior to July 1, 2005 have not been restated.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month period ended December 31, 2005 was calculated based on the following assumptions: risk-free interest rate ranging from 4.28% to 4.48%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 71.2%; and weighted-average expected life of the options ranging from 2 to 6 years, depending on the vesting provisions of each option. The fair value of employee stock options granted during the six-month period ended December 31, 2005 was calculated based on the following assumptions: risk-free interest rate ranging from 4.21% to 4.48%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 71.4%; and weighted-average expected life of the options ranging from 2 to 6 years, depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
As a result of adopting SFAS No. 123(R) on July 1, 2005, for the three and six-month periods ended December 31, 2005, the Company’s income before income taxes was lower by $0.4 million and $0.6 million, respectively, and net income was lower by $0.2 million and $0.4 million, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and six-month periods ended December 31, 2005 would have remained unchanged at $.03 and $.03, and $.06 and $.06, respectively, if the Company had not adopted SFAS No. 123(R).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)
The adoption of SFAS No. 123(R) had no effect on cash flow from operations and cash flow from financing activities for the three and six-month periods ended December 31, 2005. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as financing cash flows. For the three and six-month periods ended December 31, 2005 and 2004, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three and six-month periods ended December 31, 2004. For purposes of this pro forma disclosure, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for the three and six-month periods ended December 31, 2004: risk-free interest rate of 4.25%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 101.1% and 101.5%, respectively; and a weighted-average expected life of the options of 10 years. The Company’s pro forma information follows:

	Three-Months Ended	Six-Months Ended
	December 31, 2004	December 31, 2004
Net income as reported	$2,138,397	$3,247,426
Add:
Total stock-based employee compensation expense reported in net income	254,000	254,000
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	(382,565)	(628,385)

Pro forma net income	$2,009,832	$2,873,041

Basic net income per common share:
As reported	$.04	$.06
Pro forma	$.04	$.06

Diluted net income per common share:
As reported	$.04	$.06
Pro forma	$.04	$.06

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)
The following table summarizes information related to the Company’s stock option activity for the six-months ended December 31, 2005:

	Six-Months Ended
	December 31, 2005
	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at beginning of the period	3,814,000	$1.22
Granted	690,000	2.42
Exercised	(366,667)	.98
Forfeited	(36,666)	1.90

Outstanding at end of the period	4,100,667	$1.44

Exercisable at end of the period	2,003,914

Weighted average fair value per share of options granted during the period	$1.40

The weighted average fair value per share of options granted during the six-month period ended December 31, 2004 was $1.44.
The following table summarizes information about options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of			Weighted Average			Weighted Average
Exercise		Weighted Average	Remaining	Number	Weighted Average	Remaining
Prices	Number Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Contractual Life
$1.61-$2.86	1,794,000	$2.23	9.20	363,916	$2.15	8.94
$.35-$1.51	2,306,667	$.82	7.19	1,639,998	$.75	6.89
The total intrinsic value of options outstanding and options exercisable is $3.9 million and $2.8 million, respectively, at December 31, 2005. The total intrinsic value of options exercised during the six-month period ended December 31, 2005 and 2004 was approximately $0.5 million and $9,000, respectively.
As of December 31, 2005, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.
The Company has 760,000 warrants outstanding at December 31, 2005 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.
Shares of common stock have been reserved for future issuance at December 31, 2005 as follows:

Warrants	760,000
Stock options	2,106,000

Total	2,866,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)
NOTE 4 – CREDIT FACILITY
The Company has in place a credit facility that provides for a revolving loan to the Company of $3.0 million (the “Credit Facility”). At December 31, 2005, there was no outstanding principal balance on the Credit Facility. Interest under the Credit Facility is payable monthly at 2.9% plus the 30-day Dealer Commercial Paper Rate, which was 4.23% at December 31, 2005. All assets of the Company serve as collateral for the Credit Facility.
NOTE 5 – EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2005	2004	2005	2004
Basic weighted average number of shares outstanding	49,764,617	50,311,780	49,813,860	50,305,983
Dilutive effect of stock options	1,370,247	1,483,629	1,339,688	1,388,294
Dilutive effect of convertible debt	-	92,195	38,823	92,195

Dilutive weighted average number of shares outstanding	51,134,864	51,887,604	51,192,371	51,786,472

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	1,694,000	1,300,000	1,694,000	1,300,000
Warrants	760,000	760,000	760,000	760,000
NOTE 6 – INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recorded an income tax provision of $0.9 million and $1.8 million for the three and six-month periods ended December 31, 2005, respectively. No provision for income taxes was recorded for the three and six-month periods ended December 31, 2004 due primarily to the utilization of prior year net operating loss carryforwards. As a result of the utilization of deferred tax assets during the three and six-month periods ended December 31, 2004, the valuation allowance for deferred tax assets was reduced by $0.6 million and $0.9 million, respectively, to offset income tax liabilities generated from operations. During the fourth quarter of Fiscal 2005, the Company determined that no valuation allowance for deferred tax assets was necessary and decreased its valuation allowance by $10.2 million for Fiscal 2005.
NOTE 7 – CONTINGENCIES
The Company is a party to the case of JOAN LINDAHL v. HUMANA MEDICAL PLAN, INC., COLUMBIA HOSPITAL CORPORATION OF SOUTH BROWARD d/b/a WESTSIDE REGIONAL MEDICAL CENTER, INPHYNET CONTRACTING SERVICES, INC., CONTINUCARE MEDICAL MANAGEMENT, INC., LUIS GUERRERO AND JARSLAW PARKOLAP. This case was filed in January 2002 in the Circuit Court of the 17th

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)
Judicial Circuit in and for Broward County, Florida and served on the companies and individuals in February 2003. The complaint alleged vicarious liability for medical malpractice. On December 26, 2005, the matter was dismissed with prejudice pursuant to the terms of a previously agreed upon settlement. The Company’s liability under the terms of the settlement did not exceed the accrual recorded for this claim.
The Company is a party to the case of MAUREEN MCCANN, AS PERSONAL REPRESENTATIVE OF THE ESTATE OF WALTER MCCANN v. AJAIB MANN, M.D. AND CONTINUCARE CORPORATION. This case was filed in April 2005, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint alleged vicarious liability for medical malpractice. On February 1, 2006, the Company was dismissed from the action and no liability was incurred or recorded in connection therewith.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:
•	Our ability to enhance the services we provide to our patients;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”) and the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”);

•	The ability of our stop-loss insurance coverage to limit the financial risk to us of our full risk arrangements with the HMOs;

•	The application and impact of SFAS 123(R) on our future results of operations;

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The impact of the newly effective Medicare prescription drug plan on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on two HMOs for substantially all of our revenues;

•	Our ability to enter into and renew managed care provider arrangements on acceptable terms;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare programs that may impact reimbursements to health care providers and insurers;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our managed care operations; including the risk that any additional premiums we may receive as a result of the newly effective Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts, including our Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”);

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Impairment charges that could be required in future periods;

•	The impact on our liquidity of any repurchases of our common stock that we may effect;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2005.
General
     We are a provider of primary care physician services. Through our network of 15 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to 27 IPAs. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of December 31, 2005, we provided services to or for approximately 13,500 patients on a full risk basis and approximately 14,100 patients on a limited or non-risk basis. For the three and six-month periods ended December 31, 2005, approximately 96% of our revenue was generated by providing services to Medicare-eligible members under full risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     In an effort to streamline and stem operating losses, we implemented a plan to dispose of our home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of our home health operations are shown as discontinued operations.
Medicare Considerations
     Substantially all of our net medical services revenue from continuing operations is based upon Medicare funded programs. On January 1, 2006, the Medicare Prescription Drug Plan created by the Medicare Modernization Act became effective. As a result, our HMO affiliates have established or added prescription drug benefit plans for their Medicare Advantage members. Under the terms of our full risk arrangements, we are financially responsible for the cost of the prescription drugs our patients receive, and, in exchange, our HMO affiliates have agreed to provide us with an additional per member capitated fee related to prescription drug coverage. However, there can be no assurance that the additional fee that we receive will be sufficient to reimburse us for the additional costs that we may incur under the new Medicare Prescription Drug Plan.
     The federal government from time to time explores ways to reduce medical care costs through Medicare reform and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations. In addition, the Medicare Prescription Drug Plan discussed above has been subject to significant public criticism and controversy, and members of Congress have discussed possible changes to the program as well as ways to reduce the program’s cost to the federal government. We cannot predict what the impact these developments may have on the Medicare Prescription Drug Plan or on our future financial results.
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
     Under our full risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided, but we are covered by stop-loss insurance policies and programs that limit our maximum risk exposure for each of our patients. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at December 31, 2005 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of December 31, 2005 was between approximately $10.4 million and $11.5 million. Based on our internal analysis and the independent actuarial calculation, as of December 31, 2005, we recorded a liability of approximately $11.1 million for IBNR. The decrease in the liability for IBNR of $0.6 million or 5.0% to $11.1 million as of December 31, 2005 from $11.7 million as of June 30, 2005 was primarily due to increases in pharmacy rebates and favorable resolutions of claim adjustments. The decrease in the liability for IBNR of $1.0 million or 8.6% to $10.5 million as of December 31, 2004 from $11.5 million as of June 30, 2004 was primarily due to a decrease in patients for which we provide medical services to on a full risk basis and the timing of claims paid by the HMOs.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 42% of our total assets at December 31, 2005. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test on May 1, 2005, and determined that no indicators of impairment existed. In addition, no indicators of impairment were noted for the three and six-month periods ended December 31, 2005 and no impairment charges were recognized. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     At December 31, 2005, we had deferred tax assets in excess of deferred tax liabilities of approximately $5.6 million. During the three and six-month periods ended December 31, 2005, we determined that it is more likely than not that those assets will be realized (although realization is not assured), resulting in no valuation allowance at December 31, 2005.
Stock-Based Compensation Expense
     Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires us to recognize compensation costs related to our share-based payment transactions with employees in our financial statements. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. Consistent with our prior disclosures under SFAS 123, we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month period ended December 31, 2005 based on the following assumptions: risk-free interest rate ranging from 4.28% to 4.48%; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 71.2%; and weighted-average expected life of the options ranging from 2 to 6 years, depending on the vesting provisions of each option. The fair value of employee stock options granted during the six-month period ended December 31, 2005 was calculated based on the following assumptions: risk-free interest rate ranging from 4.21% to 4.48%; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 71.4%; and weighted-average expected life of the options ranging from 2 to 6 years, depending on the vesting provisions of each option. Based on the Black-Scholes model and our assumptions, we recognized stock-based employee compensation expense of $0.4 and $0.6 million for the three and six-month periods ended December 31, 2005, respectively.
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

COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2005 TO THE THREE- MONTH PERIOD ENDED DECEMBER 31, 2004
Revenue
     Medical services revenue increased by $2.5 million, or 9.6%, to $29.2 million for the three-month period ended December 31, 2005 from $26.7 million for the three-month period ended December 31, 2004. The increase in medical services revenue was primarily the result of increases in our Medicare revenue, partially offset by a decrease in commercial revenue of $0.4 million which resulted primarily from a decrease in commercial patients under full risk arrangements.
     The most significant component of our medical services revenue is the revenue we generate from Medicare patients under full risk arrangements which increased by $2.8 million or 11.0%, during the three-month period ended December 31, 2005. During the three-month period ended December 31, 2005, revenue generated by our Medicare full risk arrangements increased approximately 11.5% on a per patient per month basis and Medicare patient months decreased by approximately 0.5% over the comparable period of Fiscal 2005. The increase in Medicare revenue was primarily due to higher per patient per month premiums and the increased phase-in of the Medicare risk adjustment program. The effect of these developments was partially offset by medical service revenue of $1.1 million recognized during the three-months ended December 31, 2004 related to a one-time cash distribution received from one of our HMO affiliates that represented additional Medicare Advantage funding.
     Management fee revenue and other income decreased by $0.3 million to $0.1 million for the three-month period ended December 31, 2005 from $0.4 million for the three-month period ended December 31, 2004 due primarily to the recovery of $0.3 million in escrow funds during the three-month period ended December 31, 2004 that had been previously written-off as uncollectible.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 78% and 79% of our medical services revenue for the three-month periods ended December 31, 2005 and 2004, respectively. Revenue generated by our managed care entities under contracts with Vista remained the same at approximately 21% of our medical services revenue for the three-month periods ended December 31, 2005 and 2004.
Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients. Because our full risk contracts with HMOs provide that we are financially responsible for substantially all medical services provided to our patients under those contracts, medical claims expenses include the costs of prescription drugs our patients receive as well as medical services provided to patients under our full risk contracts by providers other than us. Other direct costs include the salaries, taxes and benefits of our health professionals providing primary care services, medical malpractice insurance costs, capitation payments to our IPA physicians and other costs related to the provision of medical services to our patients.
     Medical services expenses for the three-month period ended December 31, 2005 increased by $1.1 million, or 4.8%, to $23.3 million from $22.2 million for the three-month period ended December 31, 2004. This increase is primarily due to an increase in medical claims expense which is the largest component of medical services expense. Medical claims expenses increased by $1.5 million, or 8.3%, to $20.1 million for the three-month period ended December 31, 2005 from $18.6 million for the three-month period ended December 31, 2004. This increase is primarily the result of a 10.4% increase on a per patient per month basis in medical claims expenses related to our Medicare patients which is primarily attributable to inflationary trends in the health care industry and enhanced benefits offered by our HMO affiliates.
     Notwithstanding the increase in the amount of our medical claims expense during the three-month ended December 31, 2005, our medical services expenses decreased to 79.2% of total revenue for the three-month period ended December 31, 2005 as compared to 82.0% for the three-month period ended December 31, 2004, and our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 68.9% in the three-month period ended December 31, 2005 from 69.7% in the three-month period ended December 31, 2004. This decrease is primarily due to our medical services revenue increasing at a greater rate than both our medical services expense and our medical claims expense. However, our HMO affiliates have enhanced certain benefits offered to Medicare patients for calendar 2006. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods which could reduce our profitability and cash flows. However, we cannot quantify what impact, if any, these developments may have on our claims loss ratio (which fluctuates from period to period) or results of operations in future periods.
     Other direct costs decreased by $0.5 million, or 13.4%, to $3.1 million for the three-month period ended December 31, 2005, from $3.6 million for the three-month period ended December 31, 2004. As a percentage of total revenue, other direct costs decreased to 10.7% for the three-month period ended December 31, 2005 from 13.4% for the three-month period ended December 31, 2004. The decrease in other direct costs was primarily due to decreases in fees paid to independent contractors, stock-based compensation expense and insurance premiums.
     Administrative payroll and employee benefits expense increased by $0.5 million, or 37.1%, to $1.8 million for the three-month period ended December 31, 2005 from $1.3 million for the three-month period ended December 31, 2004. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 6.1% for the three-month period ended December 31, 2005 from 4.8% for the three-month period ended December 31, 2004. The increase in administrative payroll and employee benefits expense was primarily due to the recognition of stock-based employee compensation expense and an increase in incentive plan accruals.
     General and administrative expenses increased by $0.3 million or 15.6%, to $2.0 million for the three-month period ended December 31, 2005 from $1.7 million for the three-month period ended December 31, 2004. As a percentage of total revenue, general and administrative expenses increased to 6.9% for the three-month period ended December 31, 2005 from 6.4% for the three-month period ended December 31, 2004. The increase in general and administrative expenses was primarily due to an increase in professional fees.
     The $0.5 million gain on extinguishment of debt recognized during the three-month period ended December 31, 2004 related to the $3.9 million contract modification note with Humana that was cancelled in April 2003. Simultaneously with the note cancellation, we executed the Humana PGP Agreement and assumed certain management responsibilities on a non-risk basis for certain of Humana’s members assigned to selected primary care physicians. The Humana PGP Agreement contained a provision for liquidated damages which could be asserted by Humana in certain circumstances. In November 2004, Humana notified us that the maximum amount of liquidated damages had been reduced by $0.5 million. Accordingly, we recognized $0.5 million of the deferred gain on extinguishment of debt during the three-month period ended December 31, 2004. During the fourth quarter of Fiscal 2005, Humana notified us that the maximum amount of liquidated damages had been reduced to $0 and we recognized the entire remaining portion of the deferred gain at such time.
Income from Operations
     Income from operations for the three-month periods ended December 31, 2005 and 2004 remained relatively unchanged at $2.3 million.
Interest Expense
     Interest expense decreased by $0.2 million, or 97.9%, to $5,000 for the three-month period ended December 31, 2005 from $0.2 million for the three-month period ended December 31, 2004. The decrease in interest expense of $0.2 million was related to the amortization of deferred financing costs during the three-month period ended December 31, 2004. The deferred financing costs were fully amortized as of March 31, 2005 and, accordingly, no related interest expense was recorded during the three-month period ended December 31, 2005.

Taxes
     An income tax provision of $0.9 million was recorded for the three-month period ended December 31, 2005. No provision for income taxes was recorded for the three-month period ended December 31, 2004 due primarily to the utilization of prior year net operating loss carryforwards. As a result of our utilization of deferred tax assets during the three-month period ended December 31, 2004, we reduced the valuation allowance for deferred tax assets by $0.6 million to offset income tax liabilities that were generated from current operations. During the fourth quarter of Fiscal 2005, the Company determined that no valuation allowance for deferred tax assets was necessary and decreased its valuation allowance by $10.2 million for Fiscal 2005.
Net Income
     Net income for the three-month period ended December 31, 2005 decreased by $0.6 million to $1.5 million from $2.1 million for the three-month period ended December 31, 2004.
COMPARISON OF THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2005 TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2004
Revenue
     Medical services revenue increased by $6.3 million, or 11.9%, to $59.0 million for the six-month period ended December 31, 2005, from $52.7 million for the six-month period ended December 31, 2004. The increase in medical services revenue was primarily the result of increases in our Medicare revenue, partially offset by a decrease in commercial revenue of $1.0 million which resulted primarily from a decrease in commercial patients under full risk arrangements.
     During the six-months ended December 31, 2005, revenue generated by our Medicare full risk arrangements increased by $6.9 million, or 13.8%, due primarily to an increase in revenue of approximately 14.7% on a per patient per month basis over the comparable period of Fiscal 2005, which was partially offset by a decrease of approximately 0.8% in Medicare patients months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program. The effect of these developments was partially offset by medical service revenue of $1.1 million recognized during the six-month period ended December 31, 2004 related to a one-time cash distribution received from an HMO that represented additional Medicare Advantage funding. Included in medical services revenue for each of the six-month periods ended December 31, 2005 and 2004 are retroactive Medicare risk adjustments of approximately $0.6 million.
     Management fee revenue and other income of $0.3 and $0.6 million for the six-month periods ended December 31, 2005 and 2004, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement. The decrease in other income was primarily due to the recovery of $0.3 million in escrow funds during the six-month period ended December 31, 2004 that had been previously written-off as uncollectible.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 78% of our medical services revenue for the six-month periods ended December 31, 2005 and 2004. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 21% and 22% of our medical services revenue for the six-month periods ended December 31, 2005 and 2004, respectively.
Expenses
     Medical services expenses for the six-month period ended December 31, 2005 increased by $3.5 million, or 7.9%, to $47.8 million from $44.3 million for the six-month period ended December 31, 2004. This increase is primarily due to an increase in medical claims expense which is the largest component of medical services expense. Medical claims expenses increased by $4.0 million, or 10.5%, to $41.6 million for the six-month period ended

December 31, 2005 from $37.6 million for the six-month period ended December 31, 2004. This increase is primarily the result of a 14.5% increase on a per patient per month basis in medical claims expenses related to our Medicare patients which is primarily attributable to inflationary trends in the health care industry and enhanced benefits offered by our HMO affiliates.
     Notwithstanding the increase in the amount of our medical claims expense during the six-month period ended December 31, 2005, our medical services expenses decreased to 80.7% of total revenue for the six-month period ended December 31, 2005 as compared to 83.1% for the six-month period ended December 31, 2004, and our claims loss ratio (medical claims expense as a percentage of medical services revenue) decreased to 70.5% for the six-month period ended December 31, 2005 from 71.3% for the six-month period ended December 31, 2004. This decrease is primarily due to our medical services revenue increasing at a greater rate than both our medical services expense and our medical claims expense. However, our HMO affiliates have enhanced certain benefits offered to Medicare patients for calendar 2006. We anticipate that these benefit changes will result in an increase in our medical claims expense and may result in an increase in our claims loss ratio in future periods which could reduce our profitability and cash flows. However, we cannot quantify what impact, if any, these developments may have on our claims loss ratio (which fluctuates from period to period) or results of operations in future periods.
     Other direct costs decreased by $0.4 million, or 6.4%, to $6.3 million for the six-month period ended December 31, 2005, from $6.7 million for the six-month period ended December 31, 2004. As a percentage of total revenue, other direct costs decreased to 10.6% for the six-month period ended December 31, 2005 from 12.6% for the six-month period ended December 31, 2004. The decrease in other direct costs was primarily due to decreases in fees paid to independent contractors, stock-based compensation expense and insurance premiums.
     Administrative payroll and employee benefits expense increased by $0.7 million, or 28.8%, to $3.2 million for the six-month period ended December 31, 2005, from $2.5 million for the six-month period ended December 31, 2004. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 5.4% for the six-month period ended December 31, 2005, from 4.6% for the six-month period ended December 31, 2004. The increase in administrative payroll and employee benefits expense was primarily due to the recognition of stock-based employee compensation expense and an increase in incentive plan accruals.
     General and administrative expenses increased by $0.4 million, or 11.4%, to $3.7 million for the six-month period ended December 31, 2005, from $3.3 million for the six-month period ended December 31, 2004. As a percentage of total revenue, general and administrative expenses remained constant at 6.3% for the six-month periods ended December 31, 2005 and 2004. The increase in general and administrative expenses was primarily due to an increase in professional fees.
     The $0.5 million gain on extinguishment of debt recognized during the six-month period ended December 31, 2004 related to the $3.9 million contract modification note with Humana discussed above.
Income from Operations
     Income from operations for the six-month period ended December 31, 2005 increased by $0.8 million to $4.5 million, or 7.7% of total revenue, from $3.7 million, or 6.9% of total revenue, for the six-month period ended December 31, 2004.
Interest Expense
     Interest expense decreased by $0.5 million, or 98.4%, to $8,000 for the six-month period ended December 31, 2005 from $0.5 million for the six-month period ended December 31, 2004. The decrease in interest expense of $0.5 million was related to the amortization of deferred financing costs that were incurred during the six-month period ended December 31, 2004. The deferred financing costs were fully amortized as of March 31, 2005 and, accordingly, no related interest expense was recorded during the six-month period ended December 31, 2005.

Taxes
     An income tax provision of $1.8 million was recorded for the six-month period ended December 31, 2005. No provision for income taxes was recorded for the six-month period ended December 31, 2004 due primarily to the utilization of prior year net operating loss carryforwards. As a result of our utilization of deferred tax assets during the six-month period ended December 31, 2004, we reduced the valuation allowance for deferred tax assets by $0.9 million to offset income tax liabilities that were generated from current operations. As discussed above, we eliminated the valuation allowance for our deferred tax assets as of June 30, 2005.
Net Income
     Net income for the six-month period ended December 31, 2005 decreased by $0.3 million to $2.9 million from $3.2 million for the six-month period ended December 31, 2004.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2005, working capital was $12.1 million, an increase of $5.2 million from $6.9 million at June 30, 2005. The increase in working capital for the six-month period ended December 31, 2005 was primarily due to income before income tax provision of $4.7 million. Cash and cash equivalents were $7.2 million at December 31, 2005 compared to $5.8 million at June 30, 2005.
     Net cash of $2.5 million was provided by operating activities from continuing operations for the six-month period ended December 31, 2005 compared to $5.3 million for the six-month period ended December 31, 2004. The decrease of $2.8 million in cash provided by operating activities for the six-month period ended December 31, 2005 was primarily due to a net change in amounts due from HMOs of $2.9 million.
     Net cash of approximately $0.1 million was used for investing activities for the six-month periods ended December 31, 2005 and 2004. Net cash for investing activities primarily related to the purchase of equipment.
     Net cash of approximately $0.9 million was used in financing activities for the six-month period ended December 31, 2005 compared to net cash provided by financing activities $1.0 million for the six-month period ended December 31, 2004. The increase in cash used in financing activities of $1.9 million for the six-month period ended December 31, 2005 was primarily due to the repayment of the remaining $0.5 million outstanding balance of a promissory note payable to Humana and the repurchase of $0.7 million of our common stock, partially offset by stock option exercises of $0.4 million. Cash provided from financing activities of $1.0 million for the six-month period ended December 31, 2004 was primarily due to an increase in cash proceeds received under a $1.0 million promissory note payable to Humana.
     In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of February 1, 2006, we had repurchased 1,157,467 shares of our common stock for approximately $3.0 million.
     We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, and our Credit Facility.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2005, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, we had no amount outstanding under this facility at December 31, 2005. We have no material risk associated with foreign currency exchange rates or commodity prices.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2005, we announced that we had increased our previously announced stock repurchase program to authorize the buy back of up to 2,500,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the second quarter of Fiscal 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan
October 1 to October 31, 2005	-	N/A	-	1,342,533
November 1 to November 30, 2005	-	N/A	-	1,342,533
December 1 to December 31, 2005	-	N/A	-	1,342,533

Totals	-	N/A	-
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on December 6, 2005, our shareholders voted to re-elect each of the Directors named and to approve an amendment to our Amended and Restated 2000 Stock Option Plan to provide for the issuance of restricted stock awards under that plan. The number of votes cast for, against or withheld, with respect to each of the nominees, were as follows:

Nominee	For	Withheld

Richard C. Pfenniger, Jr.	47,023,022	22,600
Robert J. Cresci	47,013,222	32,400
Phillip Frost, M.D.	47,001,622	44,000
Neil Flanzraich	46,985,862	59,760
Jack Nudel, M.D.	47,025,022	20,600
A. Marvin Strait	47,013,222	32,400
     There were no other nominees for director.
     The number of votes cast for, against, abstain or broker unvoted with respect to the amendment of our Amended and Restated 2000 Stock Option plan were as follows:

For	Against	Abstain	Broker Unvoted

34,036,559	174,841	190,050	12,644,172
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

CONTINUCARE CORPORATION
Dated: February 14, 2006	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Description	Exhibit Number

Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2