Form 10-Q
period 2006-03-31
CONTINUCARE CORP
filed 2006-05-11
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
At May 4, 2006, the Registrant had 50,130,812 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$8,802,949	$5,780,544
Other receivables, net	200,761	144,973
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $13,700,000 and $11,700,000 at March 31, 2006 and June 30, 2005, respectively	6,868,227	3,485,530
Prepaid expenses and other current assets	797,558	719,577
Deferred tax assets, net	585,571	585,571

Total current assets	17,255,066	10,716,195
Certificates of deposit, restricted	548,373	530,350
Equipment, furniture and leasehold improvements, net	755,070	670,665
Goodwill, net of accumulated amortization of approximately $7,608,000	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,687,000 and $2,422,000 at March 31, 2006 and June 30, 2005, respectively	825,436	1,090,046
Deferred tax assets, net	4,214,135	6,721,353
Other assets, net	151,358	66,816

Total assets	$38,091,948	$34,137,935

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$432,156	$660,139
Accrued expenses and other current liabilities	2,037,561	2,489,439
Note payable	—	520,000
Income taxes payable	87,286	131,363

Total current liabilities	2,557,003	3,800,941
Capital lease obligations, less current portion	52,043	38,361

Total liabilities	2,609,046	3,839,302
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 50,130,812 shares issued and outstanding at March 31, 2006 and 52,591,895 shares issued and 49,595,702 shares outstanding at June 30, 2005	5,013	4,960
Additional paid-in capital	63,454,217	67,924,068
Accumulated deficit	(27,976,328)	(32,205,694)
Treasury stock, 2,996,193 shares at June 30, 2005	—	(5,424,701)

Total shareholders’ equity	35,482,902	30,298,633

Total liabilities and shareholders’ equity	$38,091,948	$34,137,935

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three-Months Ended
	March 31,
	2006	2005
Revenue:
Medical services revenue, net	$37,460,690	$29,608,640
Management fee revenue and other income	64,114	166,801

Total revenue	37,524,804	29,775,441
Operating expenses:
Medical services:
Medical claims	28,086,314	21,976,703
Other direct costs	3,497,134	3,019,984

Total medical services	31,583,448	24,996,687

Administrative payroll and employee benefits	1,815,775	1,312,965
General and administrative	2,028,805	1,810,418

Total operating expenses	35,428,028	28,120,070

Income from operations	2,096,776	1,655,371
Other income (expense):
Interest income	86,398	40,223
Interest expense	(2,779)	(224,139)

Income before income tax provision	2,180,395	1,471,455
Income tax provision	847,630	—

Net income	$1,332,765	$1,471,455

Net income per common share:
Basic	$.03	$.03

Diluted	$.03	$.03

Weighted average common shares outstanding:
Basic	49,832,351	50,345,997

Diluted	51,046,373	52,373,915

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine-Months Ended
	March 31,
	2006	2005
Revenue:
Medical services revenue, net	$96,436,949	$82,329,781
Management fee revenue and other income	341,710	767,459

Total revenue	96,778,659	83,097,240
Operating expenses:
Medical services:
Medical claims	69,640,075	59,593,218
Other direct costs	9,764,311	9,717,310

Total medical services	79,404,386	69,310,528

Administrative payroll and employee benefits	4,993,661	3,780,809
General and administrative	5,746,754	5,148,457
Gain on extinguishment of debt	—	(500,000)

Total operating expenses	90,144,801	77,739,794

Income from operations	6,633,858	5,357,446
Other income (expense):
Interest income	209,229	61,534
Interest expense	(10,580)	(700,099)

Income before income tax provision	6,832,507	4,718,881
Income tax provision	2,603,141	—

Net income	$4,229,366	$4,718,881

Net income per common share:
Basic	$.08	$.09

Diluted	$.08	$.09

Weighted average common shares outstanding:
Basic	49,820,024	50,319,126

Diluted	51,143,705	51,982,091

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine-Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,229,366	$4,718,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	518,897	1,101,481
Provision for bad debts	159,518	—
Stock-based compensation expense	959,140	261,627
Deferred tax expense	2,507,218	—
Gain on extinguishment of debt	—	(500,000)
Changes in operating assets and liabilities, excluding the effect of disposals:
Other receivables	(215,306)	199,710
Due from HMOs, net	(3,382,697)	306,554
Prepaid expenses and other current assets	(77,981)	65,091
Other assets	(4,206)	33,178
Accounts payable	(227,983)	25,848
Accrued expenses and other current liabilities	(313,913)	727,905
Income taxes payable	(44,077)	—

Net cash provided by continuing operations	4,107,976	6,940,275
Net cash used in discontinued operations	(32,512)	(89,454)

Net cash provided by operating activities	4,075,464	6,850,821

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(18,023)	(398,835)
Purchase of equipment and furniture	(229,587)	(406,578)
Other assets	(80,336)	—

Net cash used in investing activities	(327,946)	(805,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	1,040,000
Payments on note payable	(520,000)	(259,051)
Payment of fees related to private placement transaction	—	(98,244)
Payments on related party notes	—	(4,358)
Principal repayments under capital lease obligations	(98,697)	(56,470)
Proceeds from exercise of stock options	589,718	91,700
Repurchase and retirement of common stock	(696,134)	(346,410)

Net cash (used in) provided by financing activities	(725,113)	367,167

Net increase in cash and cash equivalents	3,022,405	6,412,575
Cash and cash equivalents at beginning of period	5,780,544	720,360

Cash and cash equivalents at end of period	$8,802,949	$7,132,935

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Retirement of treasury stock	$5,424,701	$—

Stock issued upon conversion of related party notes payable (102,180 shares)	$102,180	$—

Purchase of equipment with proceeds of capital lease obligations	$109,160	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be reported for the remainder of the year ending June 30, 2006 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2006 refers to the fiscal year ending June 30, 2006, and Fiscal 2005 refers to the fiscal year ended June 30, 2005.
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
In an effort to streamline operations and stem operating losses, the Company implemented a plan to dispose of its home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of the home health operations are shown as discontinued operations in the Condensed Consolidated Statements of Cash Flows.
Effective January 1, 2006, the Company entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which the Company agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to 14 IPAs practicing in Miami-Dade and Broward Counties, Florida. During the three-month period ended March 31, 2006, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $4.4 million and $4.0 million, respectively. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, the Company assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.1 million and $0.4 million during the three and nine-month periods ended March 31, 2005. The Company anticipates that the higher claims loss ratio associated with the 14 IPAs may result in an increase in the claims loss ratio in future periods.
NOTE 3 — STOCK-BASED COMPENSATION
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
Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. Stock options issued to independent contractors or consultants were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” For the three and nine-month periods ended March 31, 2005, stock-based employee compensation expense of approximately $0 and $0.3 million, respectively, was recognized in the accompanying condensed consolidated Statements of Income in accordance with APB No. 25.
Effective July 1, 2005, the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost recognized for the three and nine-month periods ended March 31, 2006 includes: (i) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for periods prior to July 1, 2005 have not been restated.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month period ended March 31, 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.76% to 5.01%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 68.2%; and weighted-average expected life of the options ranging from 3 to 6 years, depending on the vesting provisions of each option. The fair value of employee stock options granted during the nine-month period ended March 31, 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.21% to 5.01%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 71.4%; and weighted-average expected life of the options ranging from 3 to 6 years, depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
As a result of adopting SFAS No. 123(R) on July 1, 2005, for the three and nine-month periods ended March 31, 2006, the Company’s income before income taxes was lower by $0.3 million and $0.9 million, respectively, and net income was lower by $0.2 million and $0.6 million, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and nine-month periods ended March 31, 2006 would have been $.03 and $.03 and $.10 and $.09, respectively, if the Company had not adopted SFAS No. 123(R).
The adoption of SFAS No. 123(R) had no effect on cash flow from operations and cash flow from financing activities for the three and nine-month periods ended March 31, 2006. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as financing cash flows. For the three and nine-month periods ended March 31, 2006 and 2005, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three and nine-month periods ended March 31, 2005. For purposes of this pro forma disclosure, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for the nine-month period ended March 31, 2005: risk-free interest rate of 4.25%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 101.5% and a weighted-average expected life of the options of 10 years. There were no stock options granted during the three-month period ended March 31, 2005. The Company’s pro forma information follows:

	Three-Months Ended	Nine-Months Ended
	March 31, 2005	March 31, 2005
Net income as reported	$1,471,455	$4,718,881
Add:
Total stock-based employee compensation expense reported in net income	—	261,627
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	(511,061)	(1,139,446)

Pro forma net income	$960,394	$3,841,062

Basic net income per common share:
As reported	$.03	$.09
Pro forma	$.02	$.08

Diluted net income per common share:
As reported	$.03	$.09
Pro forma	$.02	$.07

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
The following table summarizes information related to the Company’s stock option activity for the nine-months ended March 31, 2006:

	Nine-Months Ended
	March 31, 2006
		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of the period	3,814,000	$1.22
Granted	695,000	2.42
Exercised	(714,696)	.83
Forfeited	(43,334)	1.81

Outstanding at end of the period	3,750,970	$1.51

Exercisable at end of the period	1,805,884

Weighted average fair value per share of options granted during the period	$1.40

The weighted average fair value per share of options granted during the nine-month period ended March 31, 2005 was $1.44.
The following table summarizes information about options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
Range of		Weighted	Average		Weighted	Average
Exercise	Number	Average	Remaining	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Contractual Life
$1.61-$2.86	1,799,000	$2.23	8.95	413,916	$2.23	8.61

$.35-$1.51	1,951,970	$.85	6.91	1,391,968	$.83	6.62
The total intrinsic value of options outstanding and options exercisable was $4.5 million and $2.8 million, respectively, at March 31, 2006. The total intrinsic value of options exercised during the nine-month period ended March 31, 2006 and 2005 was approximately $1.1 million and $0.3 million, respectively.
As of March 31, 2006, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
The Company has 760,000 warrants outstanding at March 31, 2006 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.
Shares of common stock have been reserved for future issuance at March 31, 2006 as follows:

Warrants	760,000
Stock options	2,107,667

Total	2,867,667

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
NOTE 4 — CREDIT FACILITY
Effective March 8, 2006, the Company obtained an extension and amended the terms of its credit facility that provides for a revolving loan to the Company (the “Credit Facility”). The maturity date of the Credit Facility was extended until September 30, 2007, the maximum amount available for borrowing under the Credit Facility was increased to $5,000,000 and the interest rate under the Credit Facility was reduced to the sum of 2.5% plus the 30-day Dealer Commercial Paper Rate. In addition, a financial covenant was added to the Credit Facility requiring the Company’s EBITDA to exceed $1,500,000 on a trailing 12-month basis and the financial covenant that previously required the Company to maintain aggregate cash, unencumbered marketable securities and other financial assets of at least $1,000,000 at any time during which amounts were outstanding under the Credit Facility was deleted. All other terms of the Credit Facility remained substantially unchanged.
At March 31, 2006, there was no outstanding principal balance on the Credit Facility. The interest rate under the Credit Facility was 7.28% at March 31, 2006. All assets of the Company serve as collateral for the Credit Facility.
NOTE 5 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	49,832,351	50,345,997	49,820,024	50,319,126
Dilutive effect of stock options	1,214,022	1,950,273	1,297,799	1,575,620
Dilutive effect of convertible debt	—	77,645	25,882	87,345

Dilutive weighted average number of shares outstanding	51,046,373	52,373,915	51,143,705	51,982,091

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	260,000	150,000	260,000	150,000
Warrants	760,000	760,000	760,000	760,000
NOTE 6 — INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recorded an income tax provision of $0.8 million and $2.6 million for the three and nine-month periods ended March 31, 2006, respectively. No provision for income taxes was recorded for the three and nine-month periods ended March 31, 2005 due primarily to the utilization of prior year net operating loss carryforwards. As a result of the utilization of deferred tax assets during the three and nine-month periods ended March 31, 2005, the valuation allowance for deferred tax assets was reduced by $0.4 million and $1.4 million, respectively, to offset income tax liabilities generated from operations. During the fourth quarter of Fiscal 2005, the Company determined that no valuation allowance for deferred tax assets was necessary and decreased its valuation allowance by $10.2 million for Fiscal 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
NOTE 7 — CONTINGENCIES
The Company is involved in legal proceedings incidental to its business that arise from time to time out of the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. The Company has recorded an accrual for claims, which includes amounts for insurance deductibles and projected exposure, based on management’s estimate of the ultimate outcome of such claims.
NOTE 8 — ACQUISITION
On May 10, 2006, Continucare, entered into a definitive Asset Purchase Agreement (the “Agreement”) with CNU Blue 1, Inc., a Florida corporation and a wholly-owned subsidiary of the Company (“Buyer”), CNU Blue 2, LLC, a Florida limited liability company and a wholly-owned subsidiary of Buyer (“Buyer LLC”), Miami Dade Health and Rehabilitation Services, Inc., a Florida corporation (“MDHRS”), Miami Dade Health Centers, Inc., a Florida corporation (“Miami Dade”), West Gables Open MRI Services, Inc., a Florida corporation (“West Dade”), Kent Management Systems, Inc. (“Kent”), Pelu Properties, Inc., a Florida corporation (“Pelu”), Peluca Investments, LLC, a Florida limited liability company owned by the Owners (“Peluca”), and Miami Dade Health Centers One, Inc., a Florida corporation (“MDHC One, and, collectively with MDHRS, Miami Dade, West Dade, Kent, Pelu and Peluca, the “Sellers”), MDHC Red, Inc., a Florida corporation (“Retain”), and the principal shareholders of each Seller (the “Owners”). Upon the terms and subject to the conditions of the Agreement, Buyer will acquire substantially all of the assets and operations of Sellers and assume certain liabilities of Sellers (the “Acquisition”). The Acquisition is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
Under the terms of the Agreement, at the closing, the Company will pay Sellers $5.0 million cash and issue to Sellers 20.0 million shares of the Company’s common stock (the “Shares”). The Company will also pay Owners an additional $1.0 million cash on the first anniversary date of the Closing. In addition, upon the terms and subject to the conditions of the Agreement, following the closing the Company will pay to Owners up to $2.0 million based on the monthly payments in respect of the Sellers’ business operations received by the Company or any of its subsidiaries from certain identified third-party payors during the fourteen day period commencing the day after the closing date and make certain other payments to Owners depending on the collection of certain receivables that were fully reserved on the books of Sellers as of December 31, 2005.
The purchase price, including acquisition costs, will be allocated to the estimated fair values of assets acquired and liabilities assumed as of the closing date. The Company expects to fund estimated cash consideration payable to Sellers and Owners with cash flow from operations or, if necessary, borrowings under its Credit Facility. Consummation of the Acquisition is contingent upon, among other things, the requisite vote of the Company’s shareholders approving the issuance of Shares pursuant to the Agreement, the audit of Sellers’ financial statements not reflecting any material adverse audit adjustments from Sellers’ unaudited financial statements and that such audited financial statements reflect adjusted EBITDA of at least $6.0 million for the year ended December 31, 2005, approval of the transaction by certain regulatory and governmental authorities and receipt of necessary third party consents.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:
•	Our ability to enhance the services we provide to our patients;

•	Our proposed acquisition of Miami Dade Health Centers, Inc. and its affiliated companies (“MDHC”);

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”) the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the enhanced benefits our HMO affiliates offered under their Medicare Advantage Plans for calendar 2006;

•	The ability of our stop-loss insurance coverage to limit the financial risk to us of our risk arrangements with the HMOs;

•	The application and impact of SFAS 123(R) on our future results of operations;

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The impact of the newly effective Medicare prescription drug plan on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on two HMOs for substantially all of our revenues;

•	Our ability to enter into and renew managed care provider arrangements on acceptable terms;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Whether and when the proposed acquisition of MDHC will be consummated;

•	Our ability to rapidly integrate MDHC’s operations and personnel;

•	The realization of the expected synergies and benefits of the proposed acquisition;

•	The unaudited financial information provided by MDHC, and that the audit of those financial statements might require adjustments that could result in MDHC’s reported results differing materially from its previously reported results;

•	Diversion of management time on acquisition-related issues;

•	Our ability to serve a significantly larger patient base;

•	Trends in patient enrollment both at Continucare and MDHC;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare programs that may impact reimbursements to health care providers and insurers or the benefits we expect to realize from our acquisition of MDHC;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we or MDHC receive for our respective managed care operations; including the risk that any additional premiums we may receive as a result of the newly effective Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our or MDHC’s revenue mix and claims loss ratio;

•	Changes in the range of medical services we or MDHC provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts with HMOs;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Impairment charges that could be required in future periods;

•	The impact on our liquidity of any repurchases of our common stock that we may effect;

•	The inherent uncertainty in financial forecasts which are based upon assumptions which may prove incorrect or inaccurate;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2005.
General
     We are a provider of primary care physician services. Through our network of 15 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to 16 independent physician affiliates (“IPAs”). All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of March 31, 2006, we were responsible for providing services to or for approximately 15,800 patients on a risk basis and approximately 10,400 patients on a limited or non-risk basis. For the three and nine-month periods ended March 31, 2006, approximately 96% of our revenue was generated by providing services to Medicare-eligible members under risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to 14 IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of all medical services provided to these members, even those we do not provide directly. During the three-month period ended March 31, 2006, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $4.4 million and $4.0 million, respectively. As of March 31, 2006, the 14 IPAs provided services to or for approximately 2,500 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.1 million and $0.4 million during the three and nine-month periods ended March 31, 2005.
     In an effort to streamline and stem operating losses, we implemented a plan to dispose of our home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of our home health operations are shown as discontinued operations in the Condensed Consolidated Statements of Cash Flows.
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
     On January 1, 2006, the Medicare Prescription Drug Plan created by the Medicare Modernization Act became effective. As a result, our HMO affiliates have established or expanded prescription drug benefit plans for their Medicare Advantage members. Under the terms of our risk arrangements, we are financially responsible for a substantial portion of the cost of the prescription drugs our patients receive, and, in exchange, our HMO affiliates have agreed to provide us with an additional per member capitated fee related to prescription drug coverage. However, there can be no assurance that the additional fee that we receive will be sufficient to reimburse us for the additional costs that we may incur under the new Medicare Prescription Drug Plan.
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, revenue recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During the three months ended March 31, 2006, one of our HMO affiliates allocated to us an adjustment related to their risk corridor payment which had the effect of reducing our operating income by approximately $1.0 million. No amount was recorded in the comparable period of Fiscal 2005 as the Medicare Prescription Drug Plan program was not then effective.
     The Medicare Prescription Drug Plan has also been subject to significant public criticism and controversy, and members of Congress have discussed possible changes to the program as well as ways to reduce the program’s cost to the federal government. We cannot predict what impact, if any, these developments may have on the Medicare Prescription Drug Plan or on our future financial results.
Acquisition
     On May 10, 2006, we, entered into a definitive Asset Purchase Agreement to acquire MDHC (the “Agreement”). Under the Agreement, one of our subsidiaries will acquire substantially all of the assets and operations of MDHC and assume certain liabilities of MDHC (the “Acquisition”). The Acquisition is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
     Under the terms of the Agreement, at the closing, we will pay MDHC $5.0 million cash and issue 20.0 million shares of the Company’s common stock (the “Shares”) to MDHC. We will also pay the principal shareholders of MDHC an additional $1.0 million cash on the first anniversary date of the closing. In addition, upon the terms and subject to the conditions of the Agreement, following the closing we will pay to those shareholders up to $2.0 million based on the monthly payments in respect of MDHC’s business operations that we or any of our subsidiaries receive from certain identified third-party payors during the fourteen day period commencing the day after the closing date. We will also make certain other payments to MDHC’s principal shareholders depending on the collection of certain receivables that were fully reserved on the books of MDHC as of December 31, 2005.
     The purchase price, including acquisition costs, will be allocated to the estimated fair values of assets acquired and liabilities assumed as of the closing date. We expect to fund estimated cash consideration payable to MDHC and its shareholders with cash flow from operations or, if necessary, borrowings under our Credit Facility. Consummation of the Acquisition is contingent upon, among other things, the requisite vote of our shareholders approving the issuance of Shares pursuant to the Agreement, the audit of MDHC’s financial statements not reflecting any material adverse audit adjustments from MDHC’s unaudited financial statements and that such audited financial statements reflect adjusted EBITDA of at least $6.0 million for the year ended December 31, 2005, approval of the transaction by certain regulatory and governmental authorities and receipt of necessary third party consents.
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
Revenue Recognition
     Under our risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants, updated demographic factors and, in the case of Medicare Prescription Drug Plan benefits CMS’s risk corridor adjustment methodology. We record any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or CMS.
     Under our risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided, but we are covered by stop-loss insurance policies and programs that limit our maximum risk exposure for each of our patients. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at March 31, 2006 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of March 31, 2006 was between approximately $13.3 million and $14.8 million. Based on our internal analysis and the independent actuarial calculation, as of March 31, 2006, we recorded a liability of approximately $13.7 million for IBNR. The increase in the liability for IBNR of $2.0 million or 17.1% to $13.7 million as of March 31, 2006 from $11.7 million as of June 30, 2005 was primarily due to the additional liability recorded for IBNR related to the 14 IPAs converted to a risk arrangement. The liability for IBNR was $11.5 million as of March 31, 2005 and June 30, 2004.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 40% of our total assets at March 31, 2006. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We perform an annual impairment test as of May 1st of each year. Based on the annual impairment test completed as of May 1, 2005, we determined that no indicators of impairment existed. We have not completed our annual impairment test as of May 1, 2006, however, no indicators of impairment were noted for the three and nine-month periods ended March 31, 2006 and no impairment charges were recognized. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     At March 31, 2006, we had deferred tax assets in excess of deferred tax liabilities of approximately $4.8 million. During the three and nine-month periods ended March 31, 2006, we determined that it is more likely than not that those assets will be realized (although realization is not assured), resulting in no valuation allowance at March 31, 2006.
Stock-Based Compensation Expense
     Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R) we followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. The adoption of SFAS No. 123(R) had no effect on cash flow from operations and cash flow from financing activities for the three and nine-month periods ended March 31, 2006.
     SFAS 123(R) requires us to recognize compensation costs related to our share-based payment transactions with employees in our financial statements. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. As a result of adopting SFAS No. 123(R) on July 1, 2005, for the three and nine-month periods ended March 31, 2006, the Company’s income before income taxes was lower by $0.3 million and $0.9 million, respectively, and net income was lower by $0.2 million and $0.6 million, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and nine-month periods ended March 31, 2006 would have been $.03 and $.03 and $.10 and $.09, respectively, if the Company had not adopted SFAS No. 123(R). As of March 31, 2006, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month period ended March 31, 2006 based on the following assumptions: risk-free interest rate ranging from 4.76% to 5.01%; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 68.2%; and weighted-average expected life of the options ranging from 3 to 6 years, depending on the vesting provisions of each option. The fair value of employee stock options granted during the nine-month period ended March 31, 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.21% to 5.01%; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 71.4%; and weighted-average expected life of the options ranging from 3 to 6 years, depending on the vesting provisions of each option. Based on the Black-Scholes model and our assumptions, we recognized stock-based employee compensation expense of $0.3 million and $0.9 million for the three and nine-month periods ended March 31, 2006, respectively. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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
COMPARISON OF THE THREE-MONTH PERIOD ENDED MARCH 31, 2006 TO THE THREE- MONTH PERIOD ENDED MARCH 31, 2005
Revenue
     Medical services revenue increased by $7.9 million, or 26.5%, to $37.5 million for the three-month period ended March 31, 2006 from $29.6 million for the three-month period ended March 31, 2005. The increase in medical services revenue was primarily the result of increases in our Medicare revenue.
     The most significant component of our medical services revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $7.3 million or 25.6%, during the three-month period ended March 31, 2006. During the three-month period ended March 31, 2006, revenue generated by our Medicare risk arrangements increased approximately 12.1% on a per patient per month basis and Medicare patient months increased by approximately 12.0% over the comparable period of Fiscal 2005. The increase in Medicare revenue was primarily due to revenue associated with the 14 IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006, higher per patient per month premiums and the increased phase-in of the Medicare risk adjustment program. Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status, demographic factors and, in the case of Medicare Prescription Drug Plan benefits CMS’s risk corridor adjustment methodology. Included in medical services revenue for the three-month periods ended March 31, 2006 and 2005 are amounts due from HMOs related to Medicare risk adjustments of approximately $1.6 million and $1.0 million, respectively. The $1.6 million due from HMOs as of March 31, 2006 includes retroactive Medicare risk adjustments of $0.6 million. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs. The increase in Medicare patient months was primarily due to the conversion of the 14 IPAs from a non-risk arrangement to a risk arrangement effective January 1, 2006.
     Management fee revenue and other income of $0.1 million and $0.2 million for the three-month periods ended March 31, 2006 and 2005, respectively, related primarily to revenue generated under our limited risk and non-risk contracts with Humana.
     Revenue generated under contracts with Humana accounted for approximately 81% and 78% of our medical services revenue for the three-month periods ended March 31, 2006 and 2005, respectively. Revenue generated under contracts with Vista accounted for approximately 18% and 22% of our medical services revenue for the three-month periods ended March 31, 2006 and 2005, respectively.
Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients including a portion of our stock based compensation expense. Because our risk contracts with HMOs provide that we are financially responsible for substantially all medical services provided to our patients under those contracts, medical claims expenses include the costs of prescription drugs our patients receive as well as medical services provided to patients under our risk contracts by providers other than us. Other direct costs include the salaries, taxes and benefits of our health professionals providing primary care services, medical malpractice insurance costs, capitation payments to our IPA physicians and other costs related to the provision of medical services to our patients.
     Medical services expenses for the three-month period ended March 31, 2006 increased by $6.6 million, or 26.4%, to $31.6 million from $25.0 million for the three-month period ended March 31, 2005. This increase is primarily due to an increase in medical claims expense which is the largest component of medical services expense. Medical claims expenses increased by $6.1 million, or 27.8%, to $28.1 million for the three-month period ended March 31, 2006 from $22.0 million for the three-month period ended March 31, 2005. This increase is primarily the result of an 11.8% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and a 12.0% increase in Medicare patient months. The increase in per patient per month medical claims expenses is primarily attributable to inflationary trends in the health care industry and enhanced benefits offered by our HMO affiliates. The increase in Medicare patient months is primarily attributable to the conversion of the 14 IPAs to a risk arrangement effective January 1, 2006.
     Medical services expenses increased to 84.2% of total revenue for the three-month period ended March 31, 2006 as compared to 84.0% for the three-month period ended March 31, 2005, and our claims loss ratio (medical claims expense as a percentage of medical services revenue) increased to 75.0% in the three-month period ended March 31, 2006 from 74.2% in the three-month period ended March 31, 2005. This increase is primarily due to the higher claims loss ratio experienced by the 14 IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006. In addition, our HMO affiliates have enhanced certain benefits offered to Medicare patients for calendar 2006. We anticipate that the higher claims loss ratio associated with the 14 IPAs converted to a risk arrangement and the HMOs benefit enhancements may result in an increase in our claims loss ratio in future periods which could reduce our profitability and cash flows. However, we cannot quantify what impact, if any, these developments may have on our claims loss ratio (which fluctuates from period to period) or results of operations in future periods.

     Other direct costs increased by $0.5 million, or 15.8%, to $3.5 million for the three-month period ended March 31, 2006, from $3.0 million for the three-month period ended March 31, 2005. As a percentage of total revenue, other direct costs decreased to 9.3% for the three-month period ended March 31, 2006 from 10.1% for the three-month period ended March 31, 2005. The increase in other direct costs was primarily due to capitation fees paid to the 14 IPAs and an increase in payroll expense.
     Administrative payroll and employee benefits expense increased by $0.5 million, or 38.3%, to $1.8 million for the three-month period ended March 31, 2006 from $1.3 million for the three-month period ended March 31, 2005. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.8% for the three-month period ended March 31, 2006 from 4.4% for the three-month period ended March 31, 2005. The increase in administrative payroll and employee benefits expense was primarily due to the recognition of stock-based employee compensation expense, which was not required to be recognized in the comparable period of Fiscal 2005, and an increase in incentive plan accruals.
     General and administrative expenses increased by $0.2 million or 12.1%, to $2.0 million for the three-month period ended March 31, 2006 from $1.8 million for the three-month period ended March 31, 2005. As a percentage of total revenue, general and administrative expenses decreased to 5.4% for the three-month period ended March 31, 2006 from 6.1% for the three-month period ended March 31, 2005. The increase in general and administrative expenses was primarily due to an increase in professional fees.
Income from Operations
     Income from operations for the three-month period ended March 31, 2006 increased by $0.4 million to $2.1 million, or 5.6% of total revenue, from $1.7 million or 5.6% of total revenue for the three-month period ended March 31, 2005.
Interest Expense
     Interest expense decreased by $0.2 million, or 98.8%, to $3,000 for the three-month period ended March 31, 2006 from $0.2 million for the three-month period ended March 31, 2005. The decrease in interest expense of $0.2 million was related to the amortization of deferred financing costs during the three-month period ended March 31, 2005. The deferred financing costs were fully amortized as of March 31, 2005 and, accordingly, no related interest expense was recorded during the three-month period ended March 31, 2006.
Taxes
     An income tax provision of $0.8 million was recorded for the three-month period ended March 31, 2006. No provision for income taxes was recorded for the three-month period ended March 31, 2005 due primarily to the utilization of prior year net operating loss carryforwards. As a result of our utilization of deferred tax assets during the three-month period ended March 31, 2005, we reduced the valuation allowance for deferred tax assets by $0.4 million to offset income tax liabilities that were generated from current operations. During the fourth quarter of Fiscal 2005, the Company determined that no valuation allowance for deferred tax assets was necessary and decreased the related valuation allowance by $10.2 million.
Net Income
     Net income for the three-month period ended March 31, 2006 decreased by $0.2 million to $1.3 million from $1.5 million for the three-month period ended March 31, 2005.

COMPARISON OF THE NINE-MONTH PERIOD ENDED MARCH 31, 2006 TO THE NINE-MONTH PERIOD ENDED
MARCH 31, 2005
Revenue
     Medical services revenue increased by $14.1 million, or 17.1%, to $96.4 million for the nine-month period ended March 31, 2006, from $82.3 million for the nine-month period ended March 31, 2005. The increase in medical services revenue was primarily the result of increases in our Medicare revenue, partially offset by a decrease in commercial revenue of $1.0 million which resulted primarily from a decrease in commercial patients under risk arrangements.
     During the nine-months ended March 31, 2006, revenue generated by our Medicare risk arrangements increased by $14.2 million, or 18.1%, due primarily to an increase in revenue of approximately 14.1% on a per patient per month basis over the comparable period of Fiscal 2005 and an increase of approximately 3.4% in Medicare patient months over the comparable period of the prior year. The increase in Medicare revenue was primarily due to revenue generated by the 14 IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006, higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program. The effect of these developments was partially offset by medical service revenue of $1.1 million recognized during the nine-month period ended March 31, 2005 related to a one-time cash distribution received from an HMO that represented additional Medicare Advantage funding. Included in medical services revenue for the nine-month periods ended March 31, 2006 and 2005 are Medicare risk adjustments of approximately $2.2 million and $1.6 million, respectively.
     Management fee revenue and other income of $0.3 and $0.8 million for the nine-month periods ended March 31, 2006 and 2005, respectively, related primarily to revenue generated under our limited risk and non-risk contracts under the Humana PGP Agreement. The decrease in other income was primarily due to the recovery of $0.3 million in escrow funds during the nine-month period ended March 31, 2005 that had been previously written-off as uncollectible and the conversion of the 14 IPAs to a risk arrangement effective January 1, 2006.
     Revenue generated by our managed care contracts with Humana accounted for approximately 79% and 78% of our medical services revenue for the nine-month periods ended March 31, 2006 and 2005, respectively. Revenue generated under our managed care contracts with Vista accounted for approximately 20% and 22% of our medical services revenue for the nine-month periods ended March 31, 2006 and 2005, respectively.
Expenses
     Medical services expenses for the nine-month period ended March 31, 2006 increased by $10.1 million, or 14.6%, to $79.4 million from $69.3 million for the nine-month period ended March 31, 2005. This increase is primarily due to an increase in medical claims expense. Medical claims expenses increased by $10.0 million, or 16.9%, to $69.6 million for the nine-month period ended March 31, 2006 from $59.6 million for the nine-month period ended March 31, 2005. This increase is primarily the result of a 13.0% increase on a per patient per month basis in medical claims expenses related to our Medicare patients which is primarily attributable to inflationary trends in the health care industry, enhanced benefits offered by our HMO affiliates and an increase in Medicare patient months.
     Notwithstanding the increase in the amount of our medical claims expense during the nine-month period ended March 31, 2006, our medical services expenses decreased to 82.0% of total revenue for the nine-month period ended March 31, 2006 as compared to 83.4% for the nine-month period ended March 31, 2005, and our claims loss ratio decreased to 72.2% for the nine-month period ended March 31, 2006 from 72.4% for the nine-month period ended March 31, 2005. This decrease is primarily due to our medical services revenue increasing at a greater rate than both our medical services expense and our medical claims expense.
     Other direct costs remained relatively unchanged at $9.8 million and $9.7 million for the nine-month periods ended March 31, 2006 and 2005, respectively. As a percentage of total revenue, other direct costs decreased to 10.1% for the nine-month period ended March 31, 2006 from 11.7% for the nine-month period ended March 31, 2005.
     Administrative payroll and employee benefits expense increased by $1.2 million, or 32.1%, to $5.0 million for the nine-month period ended March 31, 2006, from $3.8 million for the nine-month period ended March 31, 2005. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 5.2% for the nine-month period ended March 31, 2006, from 4.6% for the nine-month period ended March 31, 2005. The increase in administrative payroll and employee benefits expense was primarily due to the recognition of stock-based employee compensation expense, which were not required to be recognized in the comparable period of Fiscal 2005, and an increase in incentive plan accruals.
     General and administrative expenses increased by $0.6 million, or 11.6%, to $5.7 million for the nine-month period ended March 31, 2006, from $5.1 million for the nine-month period ended March 31, 2005. As a percentage of total revenue, general and administrative expenses decreased to 5.9% for the nine-month period ended March 31, 2006 from 6.2% for the nine-month period ended March 31, 2005. The increase in general and administrative expenses was primarily due to an increase in professional fees.
     The $0.5 million gain on extinguishment of debt recognized during the nine-month period ended March 31, 2005 related to the $3.9 million contract modification note with Humana that was cancelled in April 2003. Simultaneously with the note cancellation, we executed the Humana PGP Agreement which contained a provision for liquidated damages which could be asserted by Humana in certain circumstances. In November 2004, Humana notified us that the maximum amount of liquidated damages had been reduced by $0.5 million. Accordingly, we recognized $0.5 million of the deferred gain on extinguishment of debt during the three-month period ended December 31, 2004. During the fourth quarter of Fiscal 2005, Humana notified us that the maximum amount of liquidated damages had been reduced to $0 and we recognized the entire remaining portion of the deferred gain at such time.
Income from Operations
     Income from operations for the nine-month period ended March 31, 2006 increased by $1.2 million to $6.6 million, or 6.9% of total revenue, from $5.4 million, or 6.4% of total revenue, for the nine-month period ended March 31, 2005.
Interest Expense
     Interest expense decreased by $0.7 million, or 98.5%, to $11,000 for the nine-month period ended March 31, 2006 from $0.7 million for the nine-month period ended March 31, 2005. The decrease in interest expense of $0.5 million was related to the amortization of deferred financing costs that were incurred during the nine-month period ended March 31, 2005. The deferred financing costs were fully amortized as of March 31, 2005 and, accordingly, no related interest expense was recorded during the nine-month period ended March 31, 2006.
Taxes
     An income tax provision of $2.6 million was recorded for the nine-month period ended March 31, 2006. No provision for income taxes was recorded for the nine-month period ended March 31, 2005 due primarily to the utilization of prior year net operating loss carryforwards. As a result of our utilization of deferred tax assets during the nine-month period ended March 31, 2005, we reduced the valuation allowance for deferred tax assets by $1.4 million to offset income tax liabilities that were generated from current operations. As discussed above, we eliminated the valuation allowance for our deferred tax assets as of June 30, 2005.

Net Income
     Net income for the nine-month period ended March 31, 2006 decreased by $0.5 million to $4.2 million from $4.7 million for the nine-month period ended March 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2006, working capital was $14.7 million, an increase of $7.8 million from $6.9 million at June 30, 2005. The increase in working capital was primarily due to income before income tax provision of $6.8 million generated during the nine-month period ended March 31, 2006. Cash and cash equivalents were $8.8 million at March 31, 2006 compared to $5.8 million at June 30, 2005.
     Net cash of $4.1 million was provided by operating activities from continuing operations for the nine-month period ended March 31, 2006 compared to $6.9 million for the nine-month period ended March 31, 2005. The decrease of $2.8 million in cash provided by operating activities for the nine-month period ended March 31, 2006 was primarily due to a net increase in amounts due from HMOs of $3.7 million resulting from improvements in our profitability as well as accruals for MRA adjustment payments.
     Net cash of approximately $0.3 million was used for investing activities for the nine-month period ended March 31, 2006 compared to $0.8 million for the nine-month period ended March 31, 2005. Net cash for investing activities primarily relates to the purchase of equipment, the purchase of certificates of deposit, and other assets.
     Net cash of approximately $0.7 million was used in financing activities for the nine-month period ended March 31, 2006 compared to net cash provided by financing activities $0.4 million for the nine-month period ended March 31, 2005. The increase in cash used in financing activities of $1.1 million for the nine-month period ended March 31, 2006 was primarily due to the repayment of the remaining $0.5 million outstanding balance of a promissory note payable to Humana and the repurchase of $0.7 million of our common stock, partially offset by stock option exercises of $0.6 million. Cash provided from financing activities of $0.4 million for the nine-month period ended March 31, 2005 was primarily due to an increase in cash proceeds received under a $1.0 million promissory note payable to Humana.
     In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of May 5, 2006, we had repurchased 1,157,467 shares of our common stock for approximately $3.0 million.
     On May 10, 2006, we, entered into a definitive Asset Purchase Agreement to acquire MDHC (the “Agreement”). Under the Agreement, one of our subsidiaries will acquire substantially all of the assets and operations of MDHC and assume certain liabilities of MDHC (the “Acquisition”). Under the terms of the Agreement, at the closing, we will pay MDHC $5.0 million cash and issue 20.0 million shares of the Company’s common stock (the “Shares”) to MDHC. We will also pay the principal shareholders of MDHC an additional $1.0 million cash on the first anniversary date of the closing. In addition, upon the terms and subject to the conditions of the Agreement, following the closing we will pay to those shareholders up to $2.0 million based on the monthly payments in respect of MDHC’s business operations that we or any of our subsidiaries receive from certain identified third-party payors during the fourteen day period commencing the day after the closing date. We will also make certain other payments to MDHC’s principal shareholders depending on the collection of certain receivables that were fully reserved on the books of MDHC as of December 31, 2005. We expect to fund estimated cash consideration payable to MDHC and its shareholders with cash flows from operations or, if necessary, borrowings under our Credit Facility.
     We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, and our Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2006, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. We have loans outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, we had no amount outstanding under this facility at March 31, 2006. We have no material risk associated with foreign currency exchange rates or commodity prices.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
     Although we are not yet subject to the requirements of Item 1A of Form 10-Q as we have not yet had a fiscal year end after December 31, 2005, the information in this report is subject to, among other things, the risks and uncertainties contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2005, we announced that we had increased our previously announced stock repurchase program to authorize the buy back of up to 2,500,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the third quarter of Fiscal 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan
January 1 to January 31, 2006	—	N/A	—	1,342,533
February 1 to February 28, 2006	—	N/A	—	1,342,533
March 1 to March 31, 2005	—	N/A	—	1,342,533

Totals	—	N/A	—
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     Not Applicable

Item 6. Exhibits
     Exhibits
10.1	Letter Agreement between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. regarding amendment and extension of Credit Facility (Incorporated by reference to our Current Report on Form 8-K dated March 8, 2006, and filed on March 10, 2006).

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: May 11, 2006	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Description	Exhibit Number
Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2