Form 10-K
period 2006-06-30
CONTINUCARE CORP
filed 2006-09-18
CIK 803352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2006
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
$.0001 PAR VALUE
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of that Act). ☐ Yes ☑ No
     The aggregate market value of the voting common stock held by non-affiliates of the registrant on December 31, 2005 was approximately $48,793,000.
     Number of shares outstanding of each of the registrant’s classes of Common Stock at August 31, 2006: 50,251,228 shares of Common Stock, $.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2006

GENERAL
     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “Continucare” or the “Company” refer to Continucare Corporation and its consolidated subsidiaries, and all references to “the MDHC Companies” refer to Miami Dade Health Centers, Inc. and its affiliated companies . All references to a “Fiscal” year refer to our fiscal year which ends June 30. As used herein, Fiscal 2007 refers to the fiscal year ending June 30, 2007, Fiscal 2006 refers to fiscal year ended June 30, 2006, Fiscal 2005 refers to fiscal year ended June 30, 2005, and Fiscal 2004 refers to fiscal year ended June 30, 2004.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     All statements included in this Annual Report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors. Forward-looking statements may include statements about:
•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our proposed acquisition of the MDHC Companies;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	The impact of the significant increase in our intangible assets that will result if we complete our acquisition of the MDHC Companies;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	Our ability to expand our network through additional medical centers or other facilities;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”), the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the enhanced benefits our HMO affiliates offered under their Medicare Advantage Plans for calendar 2006;

•	The ability of our stop-loss insurance coverage to limit the financial risk to us of our risk arrangements with the health maintenance organizations (“HMOs”);

•	The application and impact of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) on our future results of operations;

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The impact of the newly effective Medicare prescription drug plan on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or incorporated by reference in this Annual Report, including the section entitled “Risk Factors.” Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on two HMOs for substantially all of our revenues;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Whether and when the proposed acquisition of the MDHC Companies will be consummated;

•	Our ability to rapidly integrate the MDHC Companies’ operations and personnel;

•	The realization of the expected synergies and benefits of the proposed acquisition;

•	Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Diversion of management time on acquisition-related issues;

•	Our ability to serve a significantly larger patient base;

•	Trends in patient enrollment both at Continucare and the MDHC Companies;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers or the benefits we expect to realize from our acquisition of the MDHC Companies;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we or the MDHC Companies receive for our respective managed care operations; including the risk that any additional premiums we may receive as a result of the newly effective Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we or the MDHC Companies provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts with HMOs;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods;

•	The impact on our liquidity of any repurchases of our common stock that we may effect;

•	The inherent uncertainty in financial forecasts which are based upon assumptions which may prove incorrect or inaccurate;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
     We caution our investors not to place undue emphasis on these forward-looking statements, which speak only as of the date of this Annual Report and we undertake no obligation to update or revise these statements as a result of new information, future events or otherwise.
PART I
ITEM 1. BUSINESS
General
     We are a provider of primary care physician services. Through our network of 15 medical centers we provide primary health care services on an outpatient basis. We also provide practice management services to 15 independent physician affiliates (“IPAs”). All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of June 30, 2006, we provided services to or for approximately 15,400 patients on a risk basis and 9,300 patients on a limited or non-risk basis through our medical centers and IPAs. A majority of these patients participate in the Medicare Advantage (formerly known as Medicare+Choice) program. For Fiscal 2006, approximately 96% of our revenue was generated by providing services to Medicare-eligible members under risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to 14 IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA

Agreement, we receive a capitation fee established as a percentage of premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of all medical services provided to these members, even those we do not provide directly. During Fiscal 2006, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $8.7 million and $8.5 million, respectively. As of June 30, 2006, the 14 IPAs provided services to or for approximately 2,200 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million and $0.5 million during Fiscal 2006 and Fiscal 2005, respectively.
     We were incorporated in Florida in 1996 as the successor to a Florida corporation formed earlier in 1996. During Fiscal 2000 and 2001 we restructured much of our indebtedness, including the convertible subordinated notes we then had outstanding. During Fiscal 2004, the notes were converted into shares of our common stock. In an effort to streamline and stem operating losses, we implemented a plan to dispose of our home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of our home health operations are shown as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows.
     Our principal place of business is 7200 Corporate Center Drive, Suite 600, Miami, Florida 33126. Our telephone number is 305-500-2000.
Acquisition
     On May 10, 2006, we entered into a definitive Asset Purchase Agreement to acquire the MDHC Companies (the “MDHC Agreement”). The MDHC Companies provide medical services (including primary care services, selected specialty services and magnetic resonance imaging tests) at five clinical locations throughout Miami-Dade County, Florida, to approximately 18,000 patients, the majority of whom are participants in Medicare and Medicaid HMO plans. Under the MDHC Agreement, one of our subsidiaries will acquire substantially all of the assets and operations of the MDHC Companies and assume certain liabilities of the MDHC Companies. The acquisition is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
     Under the terms of the MDHC Agreement, at the closing, we will pay the MDHC Companies $5.0 million cash and issue 20.0 million shares of our common stock to the MDHC Companies. We will also pay the principal shareholders of the MDHC Companies an additional $1.0 million cash on the MDHC Companies’ first anniversary date of the closing. In addition, upon the terms and subject to the conditions of the MDHC Agreement, following the closing we will pay to those shareholders up to $2.0 million based on the monthly payments in respect of the MDHC Companies’ business operations that we or any of our subsidiaries receive from certain identified third-party payors during the fourteen day period commencing the day after the closing date. We will also make certain other payments to the MDHC Companies’ principal shareholders depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
     The purchase price, including acquisition costs, will be allocated to the estimated fair values of assets acquired and liabilities assumed as of the closing date. We expect to fund estimated cash consideration payable to the MDHC Companies and their shareholders with cash flow from operations or, if necessary, borrowings under our credit facility. Consummation of the acquisition is contingent upon, among other things, the requisite vote of our shareholders approving the issuance of shares pursuant to the Agreement, the audit of the MDHC Companies’ financial statements not reflecting any material adverse audit adjustments from the MDHC Companies’ unaudited financial statements and that such audited financial statements reflect adjusted EBITDA of at least $6.0 million for the year ended December 31, 2005, approval of the transaction by certain regulatory and governmental authorities and receipt of necessary third party consents.
Industry Overview
     The United States health care market is large and growing. According to the Centers For Medicare and Medicaid Services (“CMS”), total outlays on health care in the United States were $1.9 trillion in 2004 and were projected to reach $4.0 trillion in 2015, representing an annual rate of increase of approximately 7.2%. The rate of the overall increase of health care outlays in the United States has been greater than the growth of the economy as a whole (measured by gross domestic product, or GDP). For example, in 2004 the rate of growth of total United States medical outlays was approximately one percentage point higher than the growth of GDP. The high growth rate of health care outlays is expected to continue. In 2004, health care outlays represented 16.0% of GDP. CMS projects that this amount will increase to 20.0% of GDP by 2015. In addition, United States health care outlays have increased at a faster rate than the consumer price index. According to CMS, medical outlays in the United States were projected to grow by approximately 7.4% in

2005, as compared to actual increases of 7.9% in 2004, 7.7% in 2003 and 9.3% in 2002.
     The Medicare sector of the United States health care market is also large and growing. Medicare provided health care benefits to approximately 42 million elderly and disabled Americans in 2005, or approximately 14% of the population of the United States. With the coming retirement of the “Baby Boom” generation, a significant increase in the number of Medicare beneficiaries is forecast, with the number of Medicare beneficiaries expected to rise to over 75 million, or greater than 20% of the projected population of the United States, by 2030. Medicare outlays have also grown faster than both the GDP and the consumer price index, which growth is forecast to continue. For example, annual Medicare outlays exceeded $220 billion in 2003 and are expected to grow to over $400 billion by 2012.
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
     The Medicare Modernization Act, adopted in December 2003, was intended, in part, to modernize and revitalize private plans under Medicare. At a cost currently estimated to be over $700 billion for the next ten years, the Medicare Modernization Act established the Medicare prescription drug offering that began in 2006, established new tax-advantaged Health Savings Account regulations and made significant changes to the Medicare Advantage program. The changes to the Medicare Advantage program were a response to the decreased managed care participation in Medicare and the resulting lack of choice for Medicare beneficiaries. The Medicare Modernization Act made favorable changes to the premium rate calculation methodology and generally provides for program rates that we believe will better reflect the increased cost of medical services provided to Medicare beneficiaries.
     As a result of the Medicare Modernization Act’s enhanced payment rates and other provisions designed to expand Medicare Advantage offerings and make them more attractive to plan sponsors and beneficiaries, enrollment in Medicare Advantage programs has generally increased since December 2003 from approximately 5.3 million participants, or approximately 13% of the Medicare-eligible population, to approximately 6.2 million participants, or approximately 15% of the Medicare-eligible population, as of December 2005. The number of participating private health plans also increased dramatically during this period going from 155 plans in November 2003 to 302 plans in December 2005.
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
     Physicians, including sole practitioners and small physician groups, find themselves at a competitive disadvantage in the current managed care environment. Physicians are generally not equipped by training or experience to handle all of the functions of a modern medical practice, such as negotiation of contracts with specialists and HMOs, claims administration, financial services, provider relations, member services, medical management including utilization management and quality assurance, data collection and management information systems. Additionally, a proliferation of state and federal regulations has increased the paperwork burden and hampered the application of the traditional controls used by managed care organizations. Physicians increasingly are responding to these pressures within the managed care industry by affiliating with organizations such as ours to assist them in managing their practices.
Our Market and Business Strategy
     The population of Florida was approximately 17.8 million in 2005, and approximately 30% of those residents are located in Miami-Dade, Broward and Hillsborough Counties. As of June 30, 2005, approximately 520,000 residents of Florida were enrolled in Medicare Advantage plans out of a Medicare-eligible population of approximately 3.0 million. The three HMOs with which we are affiliated account for approximately 48% of Medicare Advantage patients in the markets we serve.
Our strategy is to:
•	increase patient volume at our existing medical centers;

•	selectively expand our network to include additional medical centers or other medical facilities and to penetrate new geographic markets; and

•	further develop our IPA management activities.
     We are also actively exploring expanding our operations into other areas in which we believe can leverage our expertise in providing primary care medical services in order to establish a new revenue source to supplement the revenue we receive from providing medical services at our medical offices.
Increasing Patient Volume
     Our core business is comprised of our established network of medical centers from which we provide primary care services on an outpatient basis. As of June 30, 2006, we provided services at our medical centers under agreements with HMOs to approximately 13,200 patients on a risk basis and approximately 6,000 patients on a limited or non-risk basis. The dominant focus of these medical centers has historically been serving patients enrolled in Medicare Advantage plans sponsored by our HMO affiliates. We seek to increase the number of patients using our medical centers through the general marketing efforts of our affiliated HMOs and on our own through targeted marketing efforts. In addition to building our Medicare Advantage patient base we seek to increase the number of patients we serve in other lines of business. In particular we desire to increase our Medicaid patient base. In furtherance of this objective we have begun to modify our arrangements with certain of our existing HMO affiliates to add Medicaid as a covered line of business, and during the past year began accepting Medicaid patients in our medical centers. We intend to expand our Medicaid HMO affiliations.
Selectively Expanding Our Network
     In addition to the proposed acquisition of the MDHC Companies, we may seek to add additional medical centers or other medical facilities to our network either through acquisition or start up, although no assurance can be given of our ability to establish or acquire any additional locations. To date, we have focused on Miami-Dade, Broward and Hillsborough Counties, Florida. We expect we will identify and select acquisition candidates based in large part on the following broad criteria:
•	a history of profitable operations or a predictable synergy such as opportunities for economies of scale through a consolidation of management functions;

•	a competitive environment with respect to a high concentration of hospitals and physicians; and

•	a geographic proximity to our current operations.
Developing Our IPA Management Activities
     We currently provide management services to a network of 15 IPAs. As of June 30, 2006, these IPAs provided services to approximately 2,200 patients on a risk basis and approximately 3,300 patients on a non-risk basis. We enhance the operations of our IPA physician practices by providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPA practices to further assist with their operations. We believe that we can leverage our skill at providing practice management services to IPA practices to a larger group of IPA practices and will seek to selectively add new IPA practices to enhance our IPA management activities. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our network.

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
Our IPAs
     We provide practice management assistance to IPAs. Our services include providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPAs to further assist with their practices. These services currently relate only to those patients served by the IPAs who are enrolled in Humana health plans. We currently have 15 IPA relationships. As of June 30, 2006, our IPA physicians provided services to approximately 2,200 patients on a full risk basis and to approximately 3,300 patients on a limited or non-risk basis. Effective January 1, 2006, we entered into the Risk IPA Agreement with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to 14 IPAs practicing in Miami-Dade and Broward Counties, Florida. The Risk IPA Agreement replaced the Humana PGP Agreement under which we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Our IPAs practice primary care medicine on an outpatient basis in facilities similar to our medical centers. Our IPA physicians typically earn a capitated fee for providing the services and may be entitled to obtain bonus distributions if they operate their practice in accordance with their negotiated contract. Most of our IPA relationships, including most of our non-risk IPA relationships, are governed under the Risk IPA Agreement.
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
     In addition, the premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, revenue recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During Fiscal 2006, one of our HMO affiliates allocated to us an adjustment related to their risk corridor payment which had the effect of reducing our operating income by approximately $1.7 million. No amount was recorded in Fiscal 2005 as the Medicare Prescription Drug Plan program was not then effective.
     The Medicare Prescription Drug Plan has also been subject to significant public criticism and controversy, and members of Congress have discussed possible changes to the program as well as ways to reduce the program’s cost to the federal government. We cannot predict what impact, if any, these developments may have on the Medicare Prescription Drug Plan or on our future financial results.
Our HMO Affiliates

     We currently have managed care agreements with several HMOs. Our most significant HMO affiliates are currently Humana, Vista and Wellcare. Our contracts with Humana and Vista are risk agreements under which we receive for our services fixed monthly payments per patient at a rate established by the contract. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients, even services we do not provide directly. Our contract with Wellcare is a no-risk agreement under which we receive a capitation fee based on the number of patients for which we provide services on a monthly basis. Under our no-risk agreement, we do not assume financial responsibility for the provision of medical services to our patients. In Fiscal 2006, we generated approximately 80% of our net medical services revenue from Humana and approximately 20% of our net medical services revenue from Vista. We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms. We may selectively add new HMO affiliations, but we can provide no assurance that we will be successful in doing so. The loss of significant HMO contracts and/or the failure to regain or retain such HMO’s patients or the related revenues without entering into new HMO affiliations could have a material adverse effect on our business results of operations and financial condition.
Humana
     We currently have three agreements with Humana under which we provide covered medical services to members of Humana’s Medicare, Medicaid, commercial and other group health care plans. However, the majority of the revenue that we derive from our relationship with Humana is generated under the Humana POP Agreement. Under the Humana POP Agreement we provide or arrange for the provision of covered medical services to each Humana member who selects one of our physicians as his or her primary care physician. We receive a capitated fee with respect to the patients assigned to us. For most of our Humana patients the capitated fee is a percentage of the premium that Humana receives with respect to that patient. The Humana POP Agreement is subject to Humana’s changes to the covered benefits that it elects to provide to its members and other terms and conditions. We must also comply with the terms of Humana’s policies and procedures, including Humana’s policies regarding referrals, approvals and utilization management and quality assessment.
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
     One of our other agreements with Humana is the Risk IPA Agreement. Under the Risk IPA Agreement, we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida in return for a capitated fee per patient. The capitated fee is based on a percentage of the premium that Humana receives with respect to that patient. The Risk IPA Agreement relates to approximately 14 physicians that we service on a risk basis.
     Prior to executing the Risk IPA Agreement, most of our IPA relationships were governed under the Humana PGP Agreement. In connection with our entering into the Humana PGP Agreement we and Humana simultaneously cancelled a $3.9 million contract modification note payable to Humana, and, instead, the Humana PGP Agreement contained a provision for liquidated damages in the amount of $4.0 million, which could be asserted by Humana in certain circumstances. Under the terms of the Humana PGP Agreement, if we remained in compliance with the terms of the agreement, Humana, at its option, could reduce the maximum amount of liquidated damages at specified dates during the initial two-year term of the Humana PGP Agreement. To the extent that Humana reduced the maximum amount of liquidated damages, a portion of the deferred gain was recognized in a manner consistent with the reduction in the liquidated damages. In Fiscal 2005, Humana notified us that the maximum amount of liquidated damages had been reduced from $3.0 million to $0 and we recognized the entire remaining portion of the deferred gain.

Vista
     We provide covered medical services to members of Vista’s Medicare, Medicaid, commercial and individual health care plans. In November 2004, we entered into an Amended and Restated Primary Care Provider Services agreement with Vista. Under this agreement, we provide or arrange for the provision of covered medical services to each Vista member who selects one of our physicians as his or her primary care physician. We receive a capitated fee with respect to the Vista patients assigned to us. For commercial and individual Vista patients the capitated fee is a fixed monthly payment per member. For Medicare patients the capitated fee is a percentage of the premium that Vista receives with respect to those patients. Our agreement with Vista is subject to Vista’s changes to the covered benefits that Vista elects to provide to its members and other terms and conditions. We must also comply with the terms of Vista’s policies and procedures, including Vista’s policies regarding referrals, approvals and utilization management and quality assessment.
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
Wellcare
     Effective September 1, 2004, we entered into a Physician Provider Agreement with Wellcare under which we provide or arrange for the provision of covered medical services to each member of Wellcare’s Medicare plans who selects one of our physicians as his or her primary care physician. To date we have not received meaningful revenue under our agreement with Wellcare.
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
     State Fraud and Abuse Regulations. Various states also have anti-kickback laws applicable to licensed healthcare professionals and other providers and, in some instances, applicable to any person engaged in the proscribed conduct. For example, Florida enacted “The Patient Brokering Act” which imposes criminal penalties, including jail terms and fines, for offering, soliciting, receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engage in any split-fee arrangement, in any form whatsoever, in return for the referral of patients or patronage from a healthcare provider or healthcare facility or in return for the acceptance or acknowledgement of treatment from a health care provider or health care facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician.
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
     Further, the Florida “Anti-Kickback” statute makes it unlawful for any health care provider to offer, pay, solicit or receive remuneration or payment by or on behalf of a provider of health care services or items to any person as an incentive or inducement to refer patients for past or future services or items, when the payment is not tax deductible as an ordinary and necessary expense. Violation of the Florida “Anti-Kickback” statute is a third degree felony.
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
     Clinic Regulation and Licensure. The State of Florida Agency for Health Care Administration requires us to license each of our medical centers individually as health care clinics. Each medical center must renew its health care clinic licensure bi-annually. Further, the Florida Health Care Clinic Act requires that clinics have a medical director and prohibits such medical director or any physician affiliated with the medical director’s group practice from making referrals to the clinic if the clinic provides certain health care services, such as magnetic resonance imaging, static radiographs, computed tomography, or positron emission tomography. Violation of this prohibition against medical director referrals is a third degree felony.
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
Employees
     At June 30, 2006, we employed or contracted with approximately 266 individuals of whom approximately 33 are physicians in our medical centers.
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
ITEM 1A. RISK FACTORS
Risks related to our business
Our operations are dependent on two health maintenance organizations.
     We derive substantially all of our net medical services revenues under our managed care agreements with two health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”). In Fiscal 2006, we generated approximately 80% of our net medical services revenues from contracts with Humana and 20% of our revenues from contracts with Vista. Most of our business with Humana is governed by one agreement (the “Humana POP Agreement”). The loss of the Humana POP Agreement or our managed care agreement with Vista, or significant reductions in payments to us under these contracts, could have a material adverse effect on our business, financial condition and results of operations.
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
     We depend on our physicians and other medical professionals to provide medical services to our managed care patients and independent physicians contracting with us to participate in provider networks we develop or manage. We compete with general acute care hospitals and other health care providers for the services of medical professionals. Demand for physicians and other medical professionals are high and such professionals often receive competing offers. If we are unable to successfully recruit and retain medical professionals our ability to successfully implement our business strategy could suffer. No assurance can be given that we will be able to continue to recruit and retain a sufficient number of qualified physicians and other medical professionals.
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
     The majority of patients to whom we provide care are Medicare-eligible and participate in the Medicare Advantage program. CMS is now implementing its Medicare Risk Adjustment project during which it is transitioning its premium calculation methodology to a new system that takes into account the health status of Medicare Advantage participants in determining premiums paid for each participant rather than only considering demographic factors, as was historically the case. Beginning January 1, 2004, the new risk adjustment system required that ambulatory data be incorporated into the premium calculation, starting from a blend consisting of a 30% risk adjustment payment and the remaining 70% based on demographic factors. For 2005, the blend of demographic risk adjustment payments and demographic factors were given equal weight. For 2006, the blend consists of a 75% risk adjustment payment and 25% based on demographic factors. For 2007, the premium calculation will be 100% based on risk adjustment payments.
     We believe the risk adjustment methodology has generally increased our revenues per patient to date but cannot assure what future impact this risk adjustment methodology will continue to have on our business, results of operations, or financial condition. It is also possible that the risk adjustment methodology may result in fluctuations in our medical services revenues from year to year.
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
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
     We are not presently subject to the assessment and attestation processes required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). However, when we become subject to those Securities and Exchange Commission rules, we will be required to assess the effectiveness of our internal controls and (if the acquisition of the MDHC Companies is completed their internal controls) and to receive a report by our independent auditors addressing these assessments. While we believe that we will be able to timely meet our obligations under Section 404 and that our management will be able to assess as to the effectiveness of our internal controls, if we are unable to timely comply with Section 404, if our management is unable to assess as to the effectiveness of our internal controls or if our auditors are unable to attest to that assessment or provide their own opinion on our internal controls, the stock price of our common stock may be adversely affected. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Absolute assurance also cannot be provided that testing will reveal all material weaknesses or significant deficiencies in internal control over financial reporting.
     The MDHC Companies is a privately-held business and is not subject to the same requirements for internal controls as public companies. While we intend to address any material weaknesses at acquired companies (including the MDHC Companies), there is no assurance that this will be accomplished. If we fail to strengthen the effectiveness of acquired companies’ internal controls, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.
A significant portion of our voting power is concentrated.
     One of our directors, Dr. Phillip Frost, and entities affiliated with him, beneficially owned approximately 44% of our outstanding common stock as of September 1, 2006. If the acquisition of the MDHC Companies is completed, we expect Dr. Frost will beneficially own approximately 32% of our outstanding common stock and the owners of the MDHC Companies will, in the aggregate, beneficially own approximately 28% of our outstanding common stock. Based on Dr. Frost’s significant beneficial ownership of our common stock, he currently has a substantial ability to influence most corporate actions requiring shareholder approval, including the election of directors, and will be able to effectively control any shareholder votes or actions with respect to such matter. If the acquisition of the MDHC Companies is completed, Dr. Frost and the owners of the MDHC Companies, collectively, will be able to control all of these matters. This influence may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal that Dr. Frost or the owners of the MDHC Companies favor or to wage a proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.
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
     Our information processing systems allow us to monitor the medical services we provide to patients. They also enable us to provide our HMO affiliates with information they use to calculate the payments due to us. These systems are vital to our growth. Although we license most of our information processing systems from third-party vendors we believe to be reliable, we developed certain elements of our information processing systems on our own. Our current systems may not perform as expected or provide efficient operational solutions if:
•	we fail to adequately identify or are unsuccessful in implementing solutions for all of our information and processing needs;

•	our processing or information systems fail; or

•	we fail to upgrade systems as necessary.
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
Risks related to the acquisition of the MDHC Companies.
If we are unable to complete the acquisition of the MDHC Companies, our business may be adversely affected.
     If we do not complete the acquisition of the MDHC Companies as we intend, our business and market price of our stock may be adversely affected, and we may be unable to find other viable manners in which to grow our business. We must pay the costs related to the acquisition, such as legal, accounting and financial advisor fees, even if the acquisition does not close.
The acquisition of the MDHC Companies will result in dilution to our current shareholders.
     Pursuant to the terms of the MDHC Agreement, upon closing of the acquisition of the MDHC Companies, we will issue to the MDHC Companies 20.0 million shares of our common stock. This securities issuance will dilute the voting power and ownership percentage of our existing shareholders.
We must obtain several third party consents and government permits to complete the acquisition of the MDHC Companies.
     We and the MDHC Companies must obtain approvals and consents in a timely manner from several third parties and licenses and permits from governmental authorities prior to completion of the acquisition. If these approvals, licenses and permits are not received, or are received on terms that do not satisfy the conditions set forth in the MDHC Agreement, then the parties will not be obligated to complete the acquisition. Neither we nor the MDHC Companies control the parties from which we will seek these approvals, licenses and permits, and those parties are not required to provide their consent to the acquisition or issue the applicable licenses and permits. In fact, some of the governmental permits we require can not be applied for until after the acquisition is completed. Some third party lenders to the MDHC Companies have indicated that they are not presently disposed to consent to our assumption of the MDHC Companies’ indebtedness. If we can not prevail upon those lenders to consent to our assumption of that indebtedness, we will be required to refinance the debt in order to complete the acquisition of the MDHC Companies, and there is no assurance that we will be able to refinance that debt on favorable terms or at all. Any such refinancing of the MDHC Companies’ debt could result in increased costs to us or diminish the benefits we expect to realize from the acquisition. As a condition to approval of the acquisition or the granting of the required licenses and permits, those third parties and governmental authorities may impose requirements, limitations or costs that could negatively affect the way we conduct business following the acquisition. These requirements, limitations or costs could also jeopardize or delay completion of the acquisition or, with respect to licenses and permits for which we can only apply after the acquisition is completed, require us to restructure the operations of the combined company.
Substantial sales of our common stock could adversely affect its market price.
     We will issue 20.0 million shares of our common stock upon completion of the acquisition of the MDHC Companies, which we expect to represent approximately 28% of our then issued and outstanding common stock. All such shares shall be deemed “restricted securities” under federal securities laws. We will enter into a registration rights agreement under which we will agree to register the offer and resale of up to 1.5 million shares of our common stock issued pursuant to the MDHC Agreement, which the owners of the MDHC Companies will, subject to the terms and conditions of the registration rights agreement, be permitted to sell in public or private transactions during the six-month period commencing six months after the date on which we complete the acquisition. Further, the owners of the MDHC Companies will be permitted to offer and sell the shares of common stock they receive as a result of the acquisition pursuant to Rule 144 under the Securities Act of 1933 beginning on the first anniversary of the date on which we complete the acquisition. The sale of a substantial amount of our common stock after the acquisition of the MDHC Companies could adversely affect its market price. It could also impair our ability to raise money through the sale of more common stock or other forms of capital.
We may not realize the anticipated benefits from the Acquisition.
     We may not achieve the benefits we are seeking from the acquisition of the MDHC Companies. There is no assurance that we can successfully integrate the MDHC Companies’ business with our operations, that we will otherwise succeed in growing our business, or that the financial results of the combined company will meet or exceed the financial results that we would have achieved without the acquisition. As a result, our operations and financial results may suffer and the market price of our common stock may decline.
The indemnification obligations under the MDHC Agreement are limited.
     The MDHC Companies and their owners have agreed to indemnify us for certain breaches of covenants, warranties and representations, for failures to perform their obligations pursuant to the MDHC Agreement and ancillary agreements as well as for the liabilities we did not agree to assume. In the event of certain breaches of representations and warranties subject to indemnification, we are only entitled to be indemnified by the breaching owners if the aggregate amount of damages resulting from such breach exceeds $500,000; and then only to the extent such damages exceed $500,000. Additionally, the indemnification obligations of the owners are not joint and several. As a result, if even one owner is unable to pay the amount owed to us under the indemnification provisions of the MDHC Agreement, we will not be able to receive the full amount of indemnification to which we are entitled. These indemnification obligations may be inadequate to fully address any damages we may incur, and our operations and financial results as well as the market price of our common stock may suffer as a result.
The Internal Revenue Service may disagree with the parties’ description of the federal income tax consequences.
     Neither we nor the MDHC Companies has applied for, or expects to obtain, a ruling from the Internal Revenue Service with respect to the federal income tax consequences of the acquisition of the MDHC Companies nor have we or the MDHC Companies received an opinion of legal counsel as to the anticipated federal income tax consequences of the acquisition. No assurance can be given that the Internal Revenue Service will not challenge the income tax consequences of the acquisition to us.
If we are unable to successfully integrate the MDHC Companies’ business operations into our business operations after the Acquisition, we may not realize the anticipated benefits from the Acquisition and our business could be adversely affected.
     The acquisition of the MDHC Companies involves the integration of companies that have previously operated independently. Successful integration of the MDHC Companies’ operations with ours will depend on our ability to consolidate operations, systems and procedures, eliminate redundancies and reduce costs. We will also have to be able to integrate the MDHC Companies’ Medicaid line of business, a business area with which we do not have significant experience, into our business. If we are unable to do so, we may not realize the anticipated potential benefits of the acquisition, and our business and results of operations could be adversely affected. Difficulties could include the loss of key employees, patients or HMO affiliations, the disruption of our and the MDHC Companies’ ongoing businesses and possible inconsistencies in standards, controls, procedures and policies. Our integration of the MDHC Companies’ operations may be complex and time-consuming. Additionally, a number of factors beyond our control could prevent us from realizing any efficiencies and cost savings we expect.
If the combined company experiences losses following the closing of the acquisition, we could experience difficulty meeting our business plan and our stock price could be negatively affected.
     If the acquisition of the MDHC Companies is completed, we may experience operating losses and negative cash flow from operations as we implement our business plan. Any failure to achieve or maintain profitability could negatively affect the market price of our common stock. A substantial failure to achieve profitability could make it difficult or impossible for us to grow our business. Accordingly, our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.
The debt we will assume in the Acquisition will increase our debt to equity ratio and expose us to greater risks.
     We expect to assume or refinance approximately $8.3 million of the MDHC Companies’ net indebtedness in connection with the acquisition. In addition, if necessary, we may fund the acquisition consideration from borrowings under our credit facility or by incurring other indebtedness. The indebtedness we assume and any portion of the acquisition consideration we finance from borrowings may:
•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the healthcare industry, which may place us at a disadvantage compared to our competitors that have less debt; and

•	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.
     Any of the foregoing could have a material adverse effect on our operations and financial results.
If we complete the acquisition of the MDHC Companies our substantial intangible assets will greatly increase.
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 38% of our total assets at June 30, 2006. If we complete the acquisition of the MDHC Companies we expect our goodwill to increase by approximately $58.6 million and our intangible assets to reflect approximately 71% of our total assets following the acquisition.
     We are required to review our intangible assets including our goodwill for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Because we operate in a single segment of business, we perform our impairment test on an enterprise level. In performing the impairment test, we compare the then-current market price of our outstanding shares of common stock to the current value of our total net assets, including goodwill and intangible assets. Should we determine that an indicator of impairment has occurred we would be required to perform an additional impairment test. Indicators of a permanent impairment include, among other things:
•	a significant adverse change in legal factors or the business climate;

•	the loss of a key HMO contract;

•	an adverse action by a regulator;

•	unanticipated competition;

•	loss of key personnel; or

•	allocation of goodwill to a portion of business that is to be sold.
     Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. The market price of our common stock can fluctuate significantly because of many factors, including factors that are beyond our ability to control or foresee and which, in some cases, may be wholly unrelated to us or our business. As a result, fluctuations in the market price of our common stock, even those wholly unrelated to us or our business may result in us incurring an impairment charge relating to the write-off of our intangible assets. Such a write-off could have a material adverse effect on our results of operations and a further adverse impact on the market price of our common stock.
Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.
     As part of our growth strategy, we plan to continue to evaluate potential business acquisition opportunities that we anticipate will provide new product and market opportunities, benefit from and maximize our existing assets and add critical mass. Any such acquisitions would require us to integrate the technology, products and services, operations, systems and personnel of the acquired businesses with our own and to attempt to grow the acquired businesses as part of our company. The successful integration of businesses we have acquired and may acquire in the future is critical to our future success, and if we are unsuccessful in integrating these businesses, our operations and financial results could suffer. The risks and challenges associated with the acquisition and integration of an acquired business include, but are not limited to, the following:
•	we may be unable to centralize and consolidate our financial, operational and administrative functions with those of the businesses we acquire;

•	our management’s attention may be diverted from other business concerns;

•	we may be unable to retain and motivate key employees of an acquired company;

•	litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;

•	the costs necessary to complete integration may exceed our expectations or outweigh some of the intended benefits of the transactions we complete;

•	we may be unable to maintain the patients or goodwill of an acquired business; and

•	the costs necessary to improve the operating systems and services of an acquired business may exceed our expectations.
Competition for acquisition targets and acquisition financing and other factors may impede our ability to acquire other businesses and may inhibit our growth.
     We anticipate that a portion of our future growth may be accomplished through acquisitions. The success of this strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these companies, obtain necessary financing on acceptable terms and successfully integrate the operations of these businesses. In pursuing acquisition and investment opportunities, we may compete with other companies that have similar growth strategies. Some of these competitors are larger and have greater financial and other resources than we have. This competition may render us unable to acquire businesses that could improve our growth or expand our operations.
Risks related to our industry
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
     Our revenues are largely determined by the premiums that pay our affiliated HMOs under their Medicare Advantage (formerly known as Medicare+Choice) contracts. Although CMS has generally increased the premiums paid to the HMOs for Medicare Advantage patients each year, the rate of increase has generally been less than the rate at which the cost of providing health care services, including prescription drugs, has increased on a national average. As a result, we are under increasing pressure to contain our costs, and the margin we realize on providing health care services has generally decreased over time. There can be no assurance that CMS will maintain its premiums at the current level or continue to increase its premiums each year. Additionally there can be no assurances that we will receive the total benefit of any premium increase the HMOs may receive.

ITEM 2. PROPERTIES
     We lease approximately 9,800 square feet of space in Miami, Florida under a lease expiring in December 2009 with average annual base lease payments of approximately $161,000.
     Of the 15 medical centers that we operated as of June 30, 2006, five are leased from independent landlords and the other 10 clinics are leased from Humana. The leases with Humana are tied to our managed care arrangement.
     In addition, if we complete the acquisition of the MDHC Companies we will acquire their facilities, including a facility in Hialeah, Florida, comprising approximately 47,000 square feet of medical office and administrative space, a 7,000 square foot medical facility in Homestead, Florida which is presently under construction, as well as four other leased medical offices located in Miami-Dade County, Florida and a leased facility in Miami-Dade County, Florida, used for magnetic resonance imaging diagnostic services.
ITEM 3. LEGAL PROCEEDINGS
     We are involved in legal proceedings incidental to our business that arise from time to time out of the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. We record an accrual for medical malpractice claims, which includes amounts for insurance deductibles and projected exposure, based on our estimate of the ultimate outcome of such claims, if any.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS
     Our common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “CNU”. The following table sets forth the high and low sale prices of our common stock as reported by the composite tape of AMEX for each of the quarters indicated.

	HIGH	LOW

Fiscal Year 2006:
Quarter Ended June 30, 2006	$3.15	$2.62
Quarter Ended March 31, 2006	2.87	2.35
Quarter Ended December 31, 2005	2.76	2.25
Quarter Ended September 30, 2005	2.89	2.15

Fiscal Year 2005
Quarter Ended June 30, 2005	$3.55	$2.21
Quarter Ended March 31, 2005	2.80	1.80
Quarter Ended December 31, 2004	2.54	1.45
Quarter Ended September 30, 2004	1.98	1.29
     As of the close of business on August 31, 2006, there were approximately 121 record holders of our common stock. We have not paid dividends on our common stock and do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of June 30, 2006, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of
	outstanding	outstanding	Number of securities
	options, warrants	options, warrants	remaining available for
Plan Category	and rights	and rights	future issuance

Plans approved by stockholders	3,659,304	$1.56	2,087,667
Plans not approved by stockholders	—	—	—

	3,659,304		2,087,667

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In May 2005, we announced that we had increased our previously announced stock repurchase program to authorize the buy back of up to 2,500,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the fourth quarter of Fiscal 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan

April 1 to April 30, 2006	—	N/A	—	1,342,533
May 1 to May 31, 2006	—	N/A	—	1,342,533
June 1 to June 30, 2006	—	N/A	—	1,342,533

Totals	—	N/A	—
ITEM 6. SELECTED FINANCIAL DATA
     Set forth below is our selected historical consolidated financial data as of and for Fiscal 2006, 2005, 2004, 2003 and 2002 that has been derived from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended June 30,
	2006	2005	2004 (1)	2003 (1)	2002 (1)

Revenue:
Medical services revenue, net	$132,629,665	$111,316,174	$101,123,346	$97,164,834	$90,978,930
Management fee revenue and other income	361,247	914,939	700,756	—	—

Total revenue	132,990,912	112,231,113	101,824,102	97,164,834	90,978,930

Operating expenses:
Medical services:
Medical claims	97,781,447	81,104,665	76,333,580	74,046,265	69,340,067
Other direct costs	13,137,396	12,648,297	11,665,894	10,696,997	10,395,210

Total medical services	110,918,843	93,752,962	87,999,474	84,743,262	79,735,277
Administrative payroll and employee benefits	6,538,295	5,107,672	3,822,949	3,681,446	2,689,562
General and administrative	7,584,205	7,059,602	5,821,871	6,252,347	6,446,444
Gain on extinguishment of debt	—	(3,000,000)	(850,000)	—	—

Total operating expenses	125,041,343	102,920,236	96,794,294	94,677,055	88,871,283

Income from operations	7,949,569	9,310,877	5,029,808	2,487,779	2,107,647
Other income (expense):
Interest income	331,001	108,000	4,793	6,568	36,124
Interest expense	(12,870)	(702,946)	(1,006,082)	(956,327)	(1,567,479)
Medicare settlement related to terminated operations	—	—	2,218,278	—	(2,440,971)

Income (loss) from continuing operations before income tax provision (benefit)	8,267,700	8,715,931	6,246,797	1,538,020	(1,864,679)
Income tax provision (benefit)	2,930,161	(7,175,561)	—	—	—

Income (loss) from continuing operations	5,337,539	15,891,492	6,246,797	1,538,020	(1,864,679)
Income (loss) from discontinued operations:
Home health operations	—	—	(1,666,934)	(1,830,118)	(1,295,310)
Terminated IPAs	—	—	73,091	350,696	(486,399)

Total income (loss) from discontinued operations	—	—	(1,593,843)	(1,479,422)	(1,781,709)

Net income (loss)	$5,337,539	$15,891,492	$4,652,954	$58,598	$(3,646,388)

Basic net income (loss) per common share:
Income from continuing operations	$.11	$.32	$.14	$.04	$(.05)
Loss from discontinued operations	—	—	(.03)	(.04)	(.04)

Net income (loss) per common share	$.11	$.32	$.11	$—	$(.09)

Diluted net income (loss) per common share:
Income from continuing operations	$.10	$.31	$.12	$.04	$(.05)
Loss from discontinued operations	—	—	(.03)	(.04)	(.04)

Net income (loss) per common share	$.10	$.31	$.09	$—	$(.09)

Cash dividends declared	$—	$—	$—	$—	$—

CONSOLIDATED BALANCE SHEET DATA:

	As of June 30,
	2006	2005	2004 (1)	2003 (1)	2002 (1)
Total assets	$40,064,846	$34,137,935	$21,908,181	$20,999,976	$21,546,985
Long-term obligations, including current portion	$195,819	$107,710	$337,186	$9,597,063	$13,877,505

(1)	These amounts have been adjusted to reflect the termination of certain lines of business, discussed in Note 3 in the accompanying Consolidated Financial Statements, as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. We are a provider of primary care physician services. Through our network of 15 medical centers and 15 IPAs located in Miami-Dade, Broward and Hillsborough Counties, Florida, we were responsible for providing primary care medical services or overseeing the provision of primary care services by affiliated physicians to approximately 15,400 patients on a risk basis and approximately 9,300 patients on a limited or non-risk basis as of June 30, 2006. In Fiscal 2006, approximately 96% of our revenue was generated by providing services to Medicare-eligible members under full risk agreements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective January 1, 2006, we entered into the Risk IPA Agreement with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to 14 IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of all medical services provided to these members, even those we do not provide directly. During Fiscal 2006, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $8.7 million and $8.5 million, respectively. As of June 30, 2006, the 14 IPAs provided services to or for approximately 2,200 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Humana PGP Agreement that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million and $0.5 million during Fiscal 2006 and 2005, respectively.
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
     In addition, the premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, revenue recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During Fiscal 2006, one of our HMO affiliates allocated to us an adjustment related to their risk corridor payment which had the effect of reducing our operating income by approximately $1.7 million. No amount was recorded in Fiscal 2005 as the Medicare

Prescription Drug Plan program was not then effective.
     The Medicare Prescription Drug Plan has also been subject to significant public criticism and controversy, and members of Congress have discussed possible changes to the program as well as ways to reduce the program’s cost to the federal government. We cannot predict what impact, if any, these developments may have on the Medicare Prescription Drug Plan or on our future financial results.
Acquisition
     On May 10, 2006, we entered into the MDHC Agreement. Under the MDHC Agreement, one of our subsidiaries will acquire substantially all of the assets and operations of the MDHC Companies and assume certain liabilities of the MDHC Companies (the “Acquisition”). The Acquisition is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
     Under the terms of the MDHC Agreement, at the closing, we will pay the MDHC Companies $5.0 million cash and issue 20.0 million shares of the Company’s common stock (the “Shares”) to the MDHC Companies. We will also pay the principal shareholders of the MDHC Companies an additional $1.0 million cash on the first anniversary date of the closing. In addition, upon the terms and subject to the conditions of the Agreement, following the closing we will pay to those shareholders up to $2.0 million based on the monthly payments in respect of the MDHC Companies’ business operations that we or any of our subsidiaries receive from certain identified third-party payors during the fourteen day period commencing the day after the closing date. We will also make certain other payments to the MDHC Companies’ principal shareholders depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
     The purchase price, including acquisition costs, will be allocated to the estimated fair values of assets acquired and liabilities assumed as of the closing date. We expect to fund estimated cash consideration with cash flow from operations or, if necessary, borrowings under our Credit Facility. Consummation of the Acquisition is contingent upon, among other things, the requisite vote of our shareholders approving the issuance of Shares pursuant to the Agreement, the audit of the MDHC Companies’ financial statements not reflecting any material adverse audit adjustments from the unaudited financial statements and that such audited financial statements reflect adjusted EBITDA of at least $6.0 million for the year ended December 31, 2005, approval of the transaction by certain regulatory and governmental authorities and receipt of necessary third party consents.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2006 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of June 30, 2006 was between approximately $14.1 million and $15.7 million. Based on our internal analysis and the independent actuarial calculation, as of June 30, 2006, we recorded a liability of approximately $14.2 million for IBNR. The increase in the liability for IBNR of $2.5 million or 21.4% to $14.2 million as of June 30, 2006 from $11.7 million as of June 30, 2005 was primarily due to the additional liability recorded for IBNR related to the 14 IPAs converted to a risk arrangement. The liability for IBNR remained relatively unchanged at $11.7 million and $11.5 million as of June 30, 2005 and 2004, respectively.
     Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 38% of our total assets at June 30, 2006. If we complete the Acquisition our intangible assets are expected to represent approximately 71% of our total assets. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test on May 1, 2006, and determined that no indicators of impairment existed. Accordingly, no impairment charges were required at June 30, 2006. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     At June 30, 2006, we had deferred tax assets in excess of deferred tax liabilities of approximately $4.5 million. During Fiscal 2006, we determined that it is more likely than not that those assets will be realized (although realization is not assured), resulting in no valuation allowance at June 30, 2006.
     Stock-Based Compensation Expense
     Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R) we followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. The adoption of SFAS No. 123(R) had no effect on cash flow from operations and cash flow from financing activities for Fiscal 2006.
     SFAS 123(R) requires us to recognize compensation costs related to our share-based payment transactions with employees in our financial statements. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. As a result of adopting SFAS No. 123(R) on July 1, 2005, for Fiscal 2006, the Company’s income before income taxes was lower by $1.3 million and net income was lower by $0.8 million than if it had continued to account for share-based compensation under APB No. 25. As of June 30, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during Fiscal 2006 based on the following assumptions: risk-free interest rate ranging from 4.21% to 5.16%; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 71.1%; and weighted-average expected life of the options ranging from 3 to 6 years, depending on the vesting provisions of each option. Based on the Black-Scholes model and our assumptions, we recognized stock-based employee compensation expense of $1.3 million for Fiscal 2006. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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

Results of Operations
     The following tables set forth, for the periods indicated, selected operating data as a percentage of total revenue.

	Year ended June 30,
	2006	2005	2004

Revenue:
Medical services revenue, net	99.7%	99.2%	99.3%
Management fee revenue and other income	0.3	0.8	0.7

Total revenue	100.0	100.0	100.0

Operating expenses:
Medical services:
Medical claims	73.5	72.3	75.0
Other direct costs	9.9	11.2	11.4

Total medical services	83.4	83.5	86.4
Administrative payroll and employee benefits	4.9	4.6	3.8
General and administrative	5.7	6.3	5.7
Gain on extinguishment of debt	—	(2.7)	(0.8)

Total operating expenses	94.0	91.7	95.1

Income from operations	6.0	8.3	4.9
Other income (expense):
Interest income	0.2	0.1	—
Interest expense	—	(0.6)	(1.0)
Medicare settlement related to terminated operations	—	—	2.2

Income from continuing operations before income tax provision (benefit)	6.2	7.8	6.1
Income tax provision (benefit)	2.2	(6.4)	—

Income from continuing operations	4.0	14.2	6.1
Income (loss) from discontinued operations:
Home health operations	—	—	(1.6)
Terminated IPAs	—	—	0.1

Total loss from discontinued operations	—	—	(1.5)

Net income	4.0%	14.2%	4.6%

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2006 TO FISCAL YEAR ENDED JUNE 30, 2005
Revenue
     Medical services revenue increased by $21.3 million, or 19.1%, to $132.6 million for Fiscal 2006 from $111.3 million for Fiscal 2005. The increase in our medical services revenue was primarily the result of increases in our Medicare revenue, partially offset by a decrease in commercial revenue of approximately $1.0 million which resulted primarily from the conversion of certain commercial members of an HMO from a risk arrangement to a non-risk arrangement during Fiscal 2006.
     The most significant component of our medical services revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $20.8 million, or 19.5%, during Fiscal 2006. During Fiscal 2006 revenue generated by our Medicare risk arrangements increased approximately 13.5% on a per patient per month basis and Medicare patient months increased by approximately 5.2% over Fiscal 2005. The increase in Medicare revenue was primarily due to revenue associated with the 14 IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006, higher per patient per month premiums and the increased phase-in of the Medicare risk adjustment program. Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status, demographic factors and, in the case of Medicare Prescription Drug Plan benefits CMS’s risk corridor adjustment methodology. Medicare risk adjustments recorded during Fiscal 2006 and 2005 resulted in increases to our medical services revenue. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs. The increase in Medicare patient months was primarily due to the conversion of the 14 IPAs from a non-risk arrangement to a risk arrangement effective January 1, 2006.

     Management fee revenue and other income of $0.4 million and $0.9 million for Fiscal 2006 and 2005, respectively, related primarily to revenue generated under our limited risk and non-risk contracts under the Humana PGP Agreement.
     Revenue generated under contracts with Humana accounted for approximately 80% and 78% of our medical services revenue for Fiscal 2006 and 2005, respectively. Revenue generated under contracts with Vista accounted for approximately 20% and 22% of our medical services revenue for Fiscal 2006 and 2005, respectively.
Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients including a portion of our stock based compensation expense. Because our risk contracts with HMOs provide that we are financially responsible for all medical services provided to our patients under those contracts, our medical claims expense includes the costs of prescription drugs our patients receive as well as medical services provided to patients under our risk contracts by providers other than us. Other direct costs include the salaries, taxes and benefits of our health professionals providing primary care services, medical malpractice insurance costs, capitation payments to our IPA physicians and other costs related to the provision of medical services to our patients.
     Medical services expenses for Fiscal 2006 increased by $17.2 million, or 18.3%, to $110.9 million from $93.8 million for Fiscal 2005. This increase is primarily due to an increase in medical claims expense which is the largest component of medical services expense. Medical claims expense increased by $16.7 million, or 20.6%, to $97.8 million for Fiscal 2006 from $81.1 million for Fiscal 2005 primarily as a result of a 14.3% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and a 5.2% increase in Medicare patient months. The increase in per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry. The increase in Medicare patient months is primarily attributable to the conversion of the 14 IPAs to a risk arrangement effective January 1, 2006.
     Notwithstanding the increase in the amount of our medical services expenses during Fiscal 2006, the increase in our medical services revenue more than offset the increase in our medical services expenses. Medical services expenses decreased to 83.4% of total revenue for Fiscal 2006 as compared to 83.5% for Fiscal 2005. Our claims loss ratio (medical claims expense as a percentage of medical services revenue), however, increased to 73.7% in Fiscal 2006 from 72.9% in Fiscal 2005. This increase was primarily due to the higher historical claims loss ratio experienced by the 14 IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006. In addition, our HMO affiliates have enhanced certain benefits offered to Medicare patients for calendar 2006. HMOs are under continuous competitive pressure to enhance the benefits they offer to their members. However, the premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. As a result, we expect HMOs will be under continuing competitive pressure to offer more, and possibly more expensive, benefits to their Medicare Advantage members in exchange for the same premium. This may result in an increase in our claims loss ratio in future periods, which could reduce our profitability and cash flows. In addition, the 14 IPAs converted to a risk arrangement have historically experienced a higher claims loss ratio than our other operations. While we will seek to reduce the claims loss ratio of those IPAs to a level comparable to that of our other operations, there can be no assurance that we will be successful in doing so. If we are not successful in reducing the claims loss ratio of those IPAs our profitability and cash flows may be adversely affected. However, we cannot quantify what impact, if any, these developments may have on our claims loss ratio (which fluctuates from period to period) or results of operations in future periods.
     Other direct costs increased by $0.5 million, or 3.9%, to $13.1 million for Fiscal 2006 from $12.6 million for Fiscal 2005. As a percentage of total revenue, other direct costs decreased to 9.9% for Fiscal 2006 from 11.3% for Fiscal 2005. The increase in the amount of other direct costs was primarily due to an increase in capitation fees paid to the 14 IPAs.
     Administrative payroll and employee benefits expense increased by $1.4 million, or 28.0%, to $6.5 million for Fiscal 2006 from $5.1 million for Fiscal 2005. As a percentage of total revenue, administrative payroll and employee benefits expense increased to 4.9% for Fiscal 2006 from 4.6% for Fiscal 2005. The increase in administrative payroll and employee benefits expense was due to the recognition of stock-based employee compensation expense, which was not required to be recognized in Fiscal 2005, and an increase in incentive plan accruals.
     General and administrative expenses increased by $0.5 million, or 7.4%, to $7.6 million for Fiscal 2006 from $7.1 million for Fiscal 2005. As a percentage of total revenue, general and administrative expenses decreased to 5.7% for Fiscal 2006 from 6.3% for Fiscal 2005. The increase in general and administrative expenses was primarily due to an increase in professional fees and depreciation expense.
Income from Operations

     Income from operations for Fiscal 2006 decreased by $1.4 million, or 14.6%, to $7.9 million from $9.3 million for Fiscal 2005 due primarily to a $3.0 million gain on extinguishment of debt recognized in Fiscal 2005.
Interest Income
     Interest income increased by $0.2 million, or 206.5%, to $0.3 million for Fiscal 2006 from $0.1 million for Fiscal 2005. The increase in interest income was primarily due to an increase in cash and cash equivalents and an increase in interest rates earned on such investments.
Interest Expense
     Interest expense decreased by $0.7 million, or 98.2%, to $13,000 for Fiscal 2006 from $0.7 million for Fiscal 2005. The decrease in interest expense was related to the amortization of deferred financing costs during Fiscal 2005. The deferred financing costs were fully amortized as of March 31, 2005 and, accordingly, no related interest expense was recorded during Fiscal 2006.
Taxes
     An income tax provision of $2.9 million and an income tax benefit of $7.2 million were recorded for Fiscal 2006 and 2005, respectively. As of June 30, 2005, we determined that no valuation allowance for deferred tax assets was necessary and we decreased our valuation allowance by $10.2 million for Fiscal 2005. This decision eliminated our valuation allowance and represented a one-time gain.
Net Income
     Net income for Fiscal 2006 decreased by $10.6 million to $5.3 million from $15.9 million for Fiscal 2005 due primarily to the $3.0 gain on extinguishment of debt recognized in Fiscal 2005 and the $10.1 increase in the income tax provision resulting from the recognition of an income tax provision of $2.9 million in Fiscal 2006 compared to a $7.2 million income tax benefit recorded in Fiscal 2005.
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
     During Fiscal 2005, revenue generated by our Medicare full risk arrangements increased approximately 18.0% on a per patient per month basis as compared to Fiscal 2004, but this increase was partially offset by a decrease of approximately 4.7% in Medicare patient months from Fiscal 2004. The increase in Medicare revenue was primarily due to higher per patient per month premiums resulting from the Medicare Modernization Act and the increased phase-in of the Medicare risk adjustment program, both of which became effective in January 2004. Our Fiscal 2005 medical services revenue also included an additional $1.1 million of Medicare Advantage funding that we received from an HMO in December 2004 and Medicare risk adjustments of approximately $2.0 million that we earned during the third and fourth quarters of Fiscal 2005.
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
Taxes

     As described above, as of June 30, 2005, we determined that no valuation allowance for deferred tax assets was necessary and we decreased our valuation allowance by $10.2 million for Fiscal 2005. This decision had the effect of increasing our Fiscal 2005 net income by approximately $7.2 million. Since this decision eliminated our entire valuation allowance, it represented a one-time gain that did not contribute to our earnings in future periods. No provision for income taxes was recorded in Fiscal 2004 due primarily to the utilization of prior year net operating loss carryforwards. As a result of our utilization of deferred tax assets during Fiscal 2004, we reduced the valuation allowance for our deferred tax assets by $1.7 million as of June 30, 2004 to offset income tax liabilities that were generated from current operations.
Net Income
     Net income for Fiscal 2005 increased by $11.2 million, or 242%, to $15.9 million from $4.7 million for Fiscal 2004.
Liquidity and Capital Resources
     At June 30, 2006, working capital was $15.6 million, an increase of $8.7 million from working capital of $6.9 million at June 30, 2005. The increase in working capital for Fiscal 2006 was primarily due to income before income tax provision of $8.3 million recognized in Fiscal 2006. Cash and cash equivalents were $10.7 million at June 30, 2006 compared to $5.8 million at June 30, 2005.
     Net cash of $6.9 million was provided by operating activities from continuing operations during Fiscal 2006 compared to $7.9 million in Fiscal 2005 and $2.3 million in Fiscal 2004. The decrease of $1.0 million in cash provided by operating activities from continuing operations during Fiscal 2006 was primarily due to an increase in amounts due from HMOs of $2.1 million. The increase of $5.6 million in cash provided by operating activities from continuing operations during Fiscal 2005 was primarily due to an increase in income from operations of $4.3 million, an increase in accrued expenses and other current liabilities of $1.5 million, and a decrease in the Medicare settlement related to terminated operations of $2.2 million recognized in Fiscal 2004, which were partially offset by an increase in extinguishment of debt of $2.2 million.
     Net cash of $1.2 million was used for investing activities from continuing operations in Fiscal 2006 compared to $0.8 million in Fiscal 2005 and $0.1 million in Fiscal 2004. The increase of $0.4 million in cash used for investing activities from continuing operations during Fiscal 2006 was primarily due to an increase in other assets of $0.4 million related to capitalized acquisition costs. The increase of $0.7 million in cash used for investing activities from continuing operations during Fiscal 2005 was primarily due to an increase in the purchase of equipment of $0.3 million and the purchase of a $0.5 million certificate of deposit.
     Net cash of $0.7 million was used in financing activities from continuing operations in Fiscal 2006 compared to net cash used of $1.8 million in Fiscal 2005. The decrease of $1.1 million in cash used in financing activities from continuing operations in Fiscal 2006 was primarily due to a decrease of $1.6 million in cash used for the repurchase of common stock. The increase of $1.2 million in cash used in financing activities from continuing operations in Fiscal 2005 was primarily due to the repurchase of common stock of $2.3 million which was partially offset by an increase in proceeds of $1.0 million from the promissory note payable to Humana discussed below.
     Effective March 8, 2006, we obtained an extension and amended the terms of our credit facility that provides for a revolving loan to us (the “Credit Facility”). The maturity date of the Credit Facility was extended until September 30, 2007, the maximum amount available for borrowing under the Credit Facility was increased to $5,000,000 and the interest rate under the Credit Facility was reduced to the sum of 2.5% plus the 30-day Dealer Commercial Paper Rate. In addition, a financial covenant was added to the Credit Facility requiring our EBITDA to exceed $1,500,000 on a trailing 12-month basis and the financial covenant that previously required us to maintain aggregate cash, unencumbered marketable securities and other financial assets of at least $1,000,000 at any time during which amounts were outstanding under the Credit Facility was deleted. All other terms of the Credit Facility remained substantially unchanged.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of September 1, 2006, we had repurchased 1,157,467 shares of our common stock for approximately $3.0 million.

     On May 10, 2006, we, entered into the MDHC Agreement. Under the Agreement, one of our subsidiaries will acquire substantially all of the assets and operations of the MDHC Companies and assume certain of their liabilities. Under the terms of the MDHC Agreement, at the closing, we will pay the MDHC Companies $5.0 million cash and issue 20.0 million shares of the our common stock to the MDHC Companies. We will also pay the principal shareholders of the MDHC Companies an additional $1.0 million cash on the first anniversary date of the closing. In addition, upon the terms and subject to the conditions of the Agreement, following the closing we will pay to those shareholders up to $2.0 million based on the monthly payments in respect of the MDHC Companies’ business operations that we or any of our subsidiaries receive from certain identified third-party payors during the fourteen day period commencing the day after the closing date. We will also make certain other payments to the MDHC Companies’ principal shareholders depending on the collection of certain receivables that were fully reserved as of December 31, 2005. We expect to fund estimated cash consideration with cash flows from operations or, if necessary, borrowings under our Credit Facility.
     We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, and our Credit Facility.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2006, and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
Contractual Obligations
     The following is a summary of our long-term debt, capital and operating lease obligations, and contractual obligations as of June 30, 2006:

	Payment due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years

Capital Lease Obligations (1)	$217,384	$97,720	$98,694	$20,970
Operating Lease Obligations (1)	6,144,347	1,529,170	2,713,393	1,901,784

Total	$6,361,731	$1,626,890	$2,812,087	$1,922,754

(1)	The payments shown above for Capital Lease Obligations and Operating Lease Obligations reflect all payments due under the terms of the respective leases. See Note 4 to our Consolidated Financial Statements to reconcile the payments shown above to the capital lease obligations recorded in our Consolidated Balance Sheets.
     Other factors that could affect our liquidity and cash flow are discussed elsewhere in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2006, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. We have capital lease obligations outstanding at fixed rates. For capital lease obligations with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility is interest rate sensitive, however, we had no amount outstanding under this facility at June 30, 2006. We have no risk associated with foreign currency exchange rates or commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and independent registered public accounting firm’s report thereon appear beginning on page F-2. See index to such consolidated financial statements and reports on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. There were no changes in our internal controls during the fourth quarter of our fiscal year that could significantly affect these controls, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.
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
     The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
     All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.
(a)(3) Exhibits

3.1	Restated Articles of Incorporation, as amended (1)

3.2	Restated Bylaws (2)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Registration Rights Agreement, dated as of October 30, 1997, by and between Continucare Corporation and Loewenbaum & Company Incorporated (3)

4.3	Continucare Corporation Amended and Restated 1995 Stock Option Plan** (4)

4.4	Amended and Restated 2000 Stock Option Plan ** (5)

4.5	Convertible Subordinated Promissory Note (6)

4.6	Form of Convertible Promissory Note, dated June 30, 2001 (7)

4.7	Amendment to Convertible Promissory Note, dated March 31, 2003, between Continucare Corporation and Frost Nevada Limited Partnership (7)

4.8	Form of Amendment to Convertible Promissory Note, dated March 31, 2003 (7)

10.1	Form of Stock Option Agreement**(8)

10.2	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998 (9)

10.3	Amended and Restated Primary Care Provider Services dated November 12, 2004, by and between Vista Healthplan of South Florida, Inc., Vista Insurance Plan, Inc. and Continucare Medical Management, Inc. (10)

10.4	Airport Corporate Center office lease dated June 3, 2004, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Continucare Corporation (11)

10.5	Amendment No. 1 to Primary Care Provider Services Agreement dated as of July 1, 2004 by and among Vista Healthplan of South Florida, Inc. (10)

10.6	Agreement, dated March 31, 2003, between the Company and Pecks Management Partners, Ltd. (7)

10.7	Agreement, dated March 31, 2003, between Continucare Corporation and Carret & Company (7)

10.8	WCMA Loan and Security Agreement dated March 9, 2000 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation (12)

10.9	Letter Agreement dated March 18, 2005 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation (13)

10.10	Form of Promissory Note dated December 29, 2004 (14)

10.11	Letter Agreement between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. regarding amendment and extension of Credit Facility (15)

10.12	Asset Purchase Agreement, dated as of May 10, 2006, among Continucare Corporation, a Florida corporation, CNU Blue 1, Inc., a Florida corporation and a wholly-owned subsidiary of CNU, CNU Blue2, LLC, a Florida limited liability company and a wholly-owed subsidiary of Buyer, Miami Dade Health and Rehabilitation Services, Inc., a Florida corporation, Miami Dade Health Centers, Inc., a Florida corporation, West Gables Open MRI Services, Inc., a Florida corporation, Kent Management Systems, Inc., Pelu Properties, Inc., a Florida corporation, Peluca Investments, LLC, a Florida limited liability company owned by the Owners, and Miami Dade Health Centers One, Inc., a Florida corporation, MDHC Red, Inc., a Florida corporation, and each of the shareholders of each Seller identified therein. (16)

21.1	Subsidiaries of the Company (11)

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.

(2)	Registration Statement on Form SB-2 filed on January 17, 1995.

(3)	Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.

(4)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(5)	Schedule 14A dated July 28, 2004, filed July 28, 2004.

(6)	Form 8-K dated August 3, 2001, filed August 15, 2001.

(7)	Form 10-Q for the quarterly period ended March 31, 2003.

(8)	Form 10-Q for the quarterly period ended September 30, 2004.

(9)	Form 10-K for the fiscal year ended June 30, 2000.

(10)	Form 10-Q for the quarterly period ended December 31, 2004.

(11)	Form 10-K for the fiscal year ended June 30, 2004.

(12)	Form 10-Q for the quarterly period ended March 31, 2000.

(13)	Form 10-Q for the quarterly period ended March 31, 2005.

(14)	Form 8-K dated December 30, 2004, filed January 5, 2005.

(15)	Form 8-K dated March 8, 2006, and filed on March 10, 2006.

(16)	Form 8-K dated May 10, 2006 and filed on May 11, 2006.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION
By:	/s/ Richard C. Pfenniger, Jr.
RICHARD C. PFENNIGER, JR.
Chairman of the Board, Chief Executive Officer and President

Dated: September 18, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	September 18, 2006

/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	September 18, 2006

/s/ Robert J. Cresci Robert J. Cresci	Director	September 18, 2006

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	September 18, 2006

/s/ Neil Flanzraich Neil Flanzraich	Director	September 18, 2006

/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	September 18, 2006

/s/ A. Marvin Strait A. Marvin Strait	Director	September 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Continucare Corporation
We have audited the accompanying consolidated balance sheets of Continucare Corporation as of June 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 7 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method at the beginning of fiscal year 2006.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 12, 2006

CONTINUCARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,681,685	$5,780,544
Other receivables, net	231,832	144,973
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $14,207,000 and $11,700,000 at June 30, 2006 and 2005, respectively	6,339,526	3,485,530
Prepaid expenses and other current assets	689,096	719,577
Deferred tax assets, net	658,768	585,571

Total current assets	18,600,907	10,716,195
Certificates of deposit, restricted	1,126,987	530,350
Equipment, furniture and leasehold improvements, net	824,220	670,665
Goodwill, net of accumulated amortization of approximately $7,610,000	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,773,000 and $2,422,000 at June 30, 2006 and 2005, respectively	737,234	1,090,046
Deferred tax assets, net	3,881,061	6,721,353
Other assets, net	551,927	66,816

Total assets	$40,064,846	$34,137,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575,925	$660,139
Accrued expenses and other current liabilities	2,401,933	2,620,802
Note payable	-	520,000

Total current liabilities	2,977,858	3,800,941
Capital lease obligations, less current portion	112,068	38,361

Total liabilities	3,089,926	3,839,302
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 50,242,478 shares issued and outstanding at June 30, 2006 and 52,591,895 shares issued and 49,595,702 shares outstanding at June 30, 2005	5,024	4,960
Additional paid-in capital	63,838,051	67,924,068
Accumulated deficit	(26,868,155)	(32,205,694)
Treasury stock, 2,996,193 shares at June 30, 2005	-	(5,424,701)

Total shareholders’ equity	36,974,920	30,298,633

Total liabilities and shareholders’ equity	$40,064,846	$34,137,935

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2006	2005	2004
Revenue:
Medical services revenue, net	$132,629,665	$111,316,174	$101,123,346
Management fee revenue and other income	361,247	914,939	700,756

Total revenue	132,990,912	112,231,113	101,824,102
Operating expenses:
Medical services:
Medical claims	97,781,447	81,104,665	76,333,580
Other direct costs	13,137,396	12,648,297	11,665,894

Total medical services	110,918,843	93,752,962	87,999,474

Administrative payroll and employee benefits	6,538,295	5,107,672	3,822,949
General and administrative	7,584,205	7,059,602	5,821,871
Gain on extinguishment of debt	—	(3,000,000)	(850,000)

Total operating expenses	125,041,343	102,920,236	96,794,294

Income from operations	7,949,569	9,310,877	5,029,808
Other income (expense):
Interest income	331,001	108,000	4,793
Interest expense	(12,870)	(702,946)	(1,006,082)
Medicare settlement related to terminated operations	—	—	2,218,278

Income from continuing operations before income tax provision (benefit)	8,267,700	8,715,931	6,246,797
Income tax provision (benefit)	2,930,161	(7,175,561)	—

Income from continuing operations	5,337,539	15,891,492	6,246,797
Income (loss) from discontinued operations:
Home health operations	—	—	(1,666,934)
Terminated IPAs	—	—	73,091

Loss from discontinued operations	—	—	(1,593,843)

Net income	$5,337,539	$15,891,492	$4,652,954

Basic net income (loss) per common share:
Income from continuing operations	$.11	$.32	$.14
Loss from discontinued operations	—	—	(.03)

Net income per common share	$.11	$.32	$.11

Diluted net income (loss) per common share:
Income from continuing operations	$.10	$.31	$.12
Loss from discontinued operations	—	—	(.03)

Net income per common share	$.10	$.31	$.09

Weighted average common shares outstanding:
Basic	49,907,898	50,231,870	43,763,835

Diluted	51,230,435	52,006,064	49,232,716

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at June 30, 2003	42,379,001	$4,239	$60,279,880	$(52,750,140)	$(5,424,701)	$2,109,278
Issuance of stock to guarantor of credit facility	300,000	30	869,970	—	—	870,000
Issuance of stock in private placement transaction	2,333,333	233	3,464,376	—	—	3,464,609
Issuance of stock upon exercise of stock options	546,000	55	351,315	—	—	351,370
Issuance of stock upon conversion of related party note payable	819,313	82	899,383	—	—	899,465
Issuance of stock upon conversion of subordinated notes payable	3,922,539	392	4,043,049	—	—	4,043,441
Net income	—	—	—	4,652,954	—	4,652,954

Balance at June 30, 2004	50,300,186	5,031	69,907,973	(48,097,186)	(5,424,701)	16,391,117
Recognition of compensation expense related to issuance of stock options	—	—	264,802	—	—	264,802
Issuance of stock upon exercise of stock options	156,666	16	91,683	—	—	91,699
Fees related to private placement transactions	—	—	(98,244)	—	—	(98,244)
Issuance of stock upon conversion of related party note payable	14,550	1	14,549	—	—	14,550
Repurchase of common stock	(875,700)	—	—	—	(2,256,783)	(2,256,783)
Retirement of treasury stock	—	(88)	(2,256,695)	—	2,256,783	—
Net income	—	—	—	15,891,492	—	15,891,492

Balance at June 30, 2005	49,595,702	4,960	67,924,068	(32,205,694)	(5,424,701)	30,298,633
Recognition of compensation expense related to issuance of stock options	—	—	1,292,234	—	—	1,292,234
Issuance of stock upon exercise of stock options	826,363	82	640,386	—	—	640,468
Issuance of stock upon conversion of related party note payable	102,180	10	102,170	—	—	102,180
Repurchase of common stock	(281,767)	—	—	—	(696,134)	(696,134)
Retirement of common stock	—	(28)	(6,120,807)	—	6,120,835	—
Net income	—	—	—	5,337,539	—	5,337,539

Balance at June 30, 2006	50,242,478	$5,024	$63,838,051	$(26,868,155)	$—	$36,974,920

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,337,539	$15,891,492	$4,652,954
Loss from discontinued operations	—	—	1,593,843

Income from continuing operations	5,337,539	15,891,492	6,246,797

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	695,095	1,258,289	1,201,675
Provision for bad debts	163,105	15,787	104,296
Recognition of compensation expense related to issuance of stock options	1,292,235	264,802	—
Medicare settlement related to terminated operations	—	—	(2,218,278)
Gain on extinguishment of debt	—	(3,000,000)	(850,000)
Deferred tax expense (benefit)	2,767,095	(7,306,924)	—
Changes in operating assets and liabilities, excluding the effect of disposals:
Other receivables	(249,964)	262,455	(12,450)
Due from HMOs, net	(2,853,996)	(783,652)	(1,287,409)
Prepaid expenses and other current assets	30,481	171,230	(105,724)
Other assets	(125,965)	33,667	3,763
Accounts payable	(84,214)	155,988	(179,337)
Accrued expenses and other current liabilities	(98,580)	894,710	(608,629)

Net cash provided by continuing operations	6,872,831	7,857,844	2,294,704
Net cash used in discontinued operations	(32,512)	(151,399)	(998,872)

Net cash provided by operating activities	6,840,319	7,706,445	1,295,832

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit	(596,637)	(500,000)	(30,000)
Proceeds from maturity of certificates of deposit	—	101,165	29,743
Purchase of property and equipment	(280,675)	(421,586)	(144,585)
Other assets	(359,147)	—	—

Net cash used in continuing operations	(1,236,459)	(820,421)	(144,842)
Net cash used in discontinued operations	—	—	(938)

Net cash used in investing activities	(1,236,459)	(820,421)	(145,780)
Continued on next page.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	1,040,000	—
Repayments on note payable	(520,000)	(520,000)	—
Proceeds from issuance of stock in private placement transaction	—	—	3,464,609
Payment of fees related to private placement transactions	—	(98,244)	—
Payments on convertible subordinated notes	—	—	(233,716)
Payments on related party notes	—	(7,882)	(35,953)
Principal repayments under capital lease obligations	(127,053)	(74,630)	(76,000)
Payment of deferred financing costs	—	—	(15,000)
Proceeds from exercise of stock options	640,468	91,699	351,370
Repurchase and retirement of common stock	(696,134)	(2,256,783)	—
Payments on credit facility	—	—	(2,315,000)
Repayments to Medicare per agreement	—	—	(1,730,745)

Net cash used in financing activities	(702,719)	(1,825,840)	(590,435)

Net increase in cash and cash equivalents	4,901,141	5,060,184	559,617
Cash and cash equivalents at beginning of fiscal year	5,780,544	720,360	160,743

Cash and cash equivalents at end of fiscal year	$10,681,685	$5,780,544	$720,360

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

Retirement of treasury stock	$5,424,701	$2,256,783	$—

Stock issued for deferred financing costs	$—	$—	$870,000

Stock issued upon conversion of subordinated notes payable	$—	$—	$4,043,441

Stock issued upon conversion of related party notes payable	$102,180	$14,550	$899,465

Purchase of equipment, furniture and fixtures with proceeds of capital lease obligations	$215,162	$—	$61,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$270,000	$—	$—

Cash paid for interest	$12,870	$40,229	$563,750

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
General
Continucare Corporation (“Continucare” or the “Company”), is a provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, advanced registered nurse practitioners and physician’s assistants. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s net medical services revenues are derived from managed care agreements with two health maintenance organizations, Humana Medical Plans, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.
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
Effective January 1, 2006, the Company entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which the Company agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to 14 IPAs practicing in Miami-Dade and Broward Counties, Florida. During Fiscal 2006, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $8.7 million and $8.4 million, respectively. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, the Company assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million and $0.5 million during Fiscal 2006 and 2005, respectively. The Company anticipates that the higher claims loss ratio associated with the 14 IPAs may result in an increase in the claims loss ratio in future periods.
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

Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, related party notes payable, notes payable, and capital lease obligations. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments. At June 30, 2006 and 2005, the fair value of the related party notes payable was $0 and $253,000, respectively, based on the market value of the Company’s common stock. At June 30, 2006 and 2005, the carrying value of the Company’s capital lease obligations approximate fair value based on the terms of the obligations.
Cash and Cash Equivalents
The Company defines cash and cash equivalents as those highly-liquid investments purchased with an original maturity of three months or less.
Certificates of Deposit
Certificates of deposit have original maturities of greater than three months and are pledged as collateral in support of various stand-by letters of credit issued as required under the managed care agreements with the Company’s HMO affiliates and as security for various leases.
Due from HMOs
The HMOs pay medical claims and other costs on the Company’s behalf. Based on the terms of the contracts with the HMOs, the Company receives a net payment from the HMOs that is calculated by offsetting revenue earned with medical claims expense, calculated as claims paid on the Company’s behalf plus an amount reserved for claims incurred but not reported. Therefore, the amounts due from the HMOs are presented on the balance sheet net of an estimated liability for claims incurred but not reported which is independently calculated by the Company based on historical data adjusted for payment patterns, cost trends, utilization of health care services and other relevant factors including an independent actuarial calculation.
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
As the Company operates in a single segment of business, the Company has determined that it has a single reporting unit and performs the impairment test for goodwill on an enterprise level. In performing the impairment test, the Company compares the current market value of all of its outstanding common stock to the current carrying value of the Company’s total net assets, including goodwill and intangible assets. Depending on the aggregate market value of the Company’s outstanding common stock at the time that an impairment test is required, there is a risk that a portion of the intangible assets would be considered impaired and must be written-off during that period. The Company performs the annual impairment test as of May 1st of each year. Should it later be determined that an indicator of impairment has occurred, the Company would be required to perform an additional impairment test. No impairment charges were required at June 30, 2006, 2005 or 2004.
The managed care contracts relate to the value of certain amendments to a managed care agreement entered into with one of the Company’s HMOs. The amendments, among other things, extended the term of the original agreement with the HMO from six to ten years and modified for the Company’s benefit the value of the Medicare premium received by the Company. In consideration of these amendments, the Company gave the HMO a $3.9 million promissory note (see Deferred Revenue section below). The managed care contracts are subject to amortization and are being amortized over a weighted-average amortization period of 9.6 years. Total amortization expense for intangible assets subject to amortization was approximately $353,000 during Fiscal 2006, 2005 and 2004. The estimated aggregate amortization expense will be approximately $353,000 for each of the three succeeding fiscal years.
Deferred Financing Costs
Expenses incurred in connection with the Credit Facility had been deferred and were amortized using the straight-line method which approximates the interest method over the life of the facility.
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
Because there were contingent circumstances under which future payments of liquidated damages to Humana could equal the amount of debt forgiven, the $3.9 million gain that otherwise would have been recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003 was deferred. Under the terms of the Humana PGP Agreement, if the Company remained in compliance with terms of the agreement, Humana, at its option, may reduce the liquidated damages at specified dates during the initial two-year term of the Humana PGP Agreement. To the extent that Humana reduced the maximum amount of liquidated damages, a portion of the deferred gain was recognized in an amount corresponding to the amount by which the liquidated damages were reduced. In Fiscal 2005 and Fiscal 2004, Humana notified the Company that the maximum amount of liquidated damages had been reduced from $3.0 million to $0 and from $3.9 million to $3.0 million, respectively. Accordingly, the Company recognized $0, $3.0 million and $0.9 million of the deferred gain on extinguishment of debt in Fiscal 2006, 2005 and 2004, respectively.
Accounting for Stock-Based Compensation
Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized. Stock options issued to independent contractors or consultants were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” For Fiscal 2005 and 2004, stock-based employee compensation expense of approximately $0.3 and $0 million, respectively, was recognized in the accompanying condensed consolidated Statements of Income in accordance with APB No. 25.
Effective July 1, 2005, the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. (See Note 7.) Under this method, compensation cost recognized for Fiscal 2006 includes: (i) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for periods prior to July 1, 2005 have not been restated.
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

Revenue Recognition
The Company provides services to patients on either a fixed monthly fee arrangement with HMOs or under a fee for service arrangement. Total medical services net revenue from continuing operations relating to Humana approximated 80%, 78% and 75% for Fiscal 2006, 2005 and 2004, respectively. Total medical services net revenue from continuing operations related to Vista approximated 20%, 22% and 25% for Fiscal 2006, 2005 and 2004, respectively.
Under the Company’s risk contracts with Humana and Vista, the Company receives a fixed monthly fee from the HMOs for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed monthly fee is typically based on a percentage of the premium received by the HMOs from various payor sources. Revenue under these agreements is generally recorded in the period the Company assumes responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, the Centers for Medicare Services (“CMS”) periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. The Company records any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or CMS.
Under the Company’s risk agreements, the Company assumes responsibility for the cost of all medical services provided to the patient, even those it does not provide directly in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2006 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.
Under the Company’s limited risk and no-risk contracts with HMOs, the Company receives a capitation fee or management fee based on the number of patients for which the Company provides services on a monthly basis. The capitation fee or management fee is recorded as revenue in the period in which services are provided as determined by the respective contract.
Medical Service Expense
The Company contracts with or employs various health care providers to provide medical services to its patients. Primary care physicians are compensated on either a salary or capitation basis. For patients enrolled under risk managed care contracts, the cost of specialty services are paid on either a fee for service, per diem or capitation basis.
The cost of health care services provided or contracted for under risk managed care contracts is accrued in the period in which services are provided. In addition, the Company provides for an estimate of the related liability for medical claims incurred but not yet reported based on historical claims experience and current factors such as inpatient utilization and benefit changes provided under HMO plans. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. To further corroborate our estimate of medical claims, an independent actuarial calculation is performed on a quarterly basis.
Stop-loss Insurance
The Company purchases stop-loss insurance for three of its 15 medical centers. Health care costs in the accompanying Consolidated Statements of Income for the three medical centers include expenses of approximately $0.6 million, $0.5 million and $0.5 million of stop-loss insurance premiums and reductions of expenses of approximately $0.8 million, $0.1 million and $0.8 million of related recoveries for Fiscal 2006, 2005 and 2004, respectively. For the remaining 12 of its 15 medical centers the Company’s health care costs are limited through agreements with the HMOs. The HMOs charge the Company a per member per month fee that limits the Company’s health care costs for any individual patient. Health care costs in excess of annual limits are generally handled directly by the HMOs and their contracted physicians and the Company is not entitled to and does not receive any related insurance recoveries.

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect this Interpretation will have on the Company’s financial position, liquidity and statement of income.
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
On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted as of the beginning of the first annual reporting period that begins after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company has adopted Statement 123(R) effective July 1, 2005 (see Note 7).
Prior to the adoption of Statement 123(R), the Company accounted for share-based payments to employees using the intrinsic value method under “Accounting for Stock Issued to Employees,” Accounting Principles Board Opinion No. 25 (“APB No. 25”), and, as such, generally recognized no compensation cost for employee stock options.
Other Comprehensive Income
The Company had no comprehensive income items other than net income for all years presented.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
NOTE 3 — DISCONTINUED OPERATIONS

In an effort to streamline operations and stem anticipated operating losses, effective January 1, 2003, the Company terminated the Medicare and Medicaid lines of business for all of the independent physician affiliates associated with one HMO. The terminated IPAs, which consisted of 29 physicians at the time of the termination and are shown as discontinued operations.
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

$457,390

The home health operations contributed $3.1 million in revenue and generated operating losses of $1.7 million during the fiscal year ended June 30, 2004 before any corporate overhead allocation or interest expense.
Approximately 10 employees were terminated as a result of these transactions. In accordance with Statement of Financial Accounting Standard No. 146, (“SFAS No. 146”) “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded $0.2 million of costs for severance payments and accrued for lease obligations in the third quarter of Fiscal 2004. The remaining loss incurred during Fiscal 2004 related to the operations of the home health operations prior to February 7, 2004 and the cost of winding up home health activities, including billing and collection of outstanding accounts receivables. Approximately $9,300 and $56,000 of liabilities from discontinued operations are included in accrued expenses and other current liabilities as of June 30, 2006 and 2005, respectively.
NOTE 4 — EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS
Equipment, furniture and leasehold improvements are summarized as follows:

			Estimated Useful
	June 30,		Lives
	2006	2005	(in years)

Furniture, fixtures and equipment	$2,705,674	$2,437,852	3-5
Furniture and equipment under capital lease	737,271	522,109	5
Leasehold improvements	163,900	157,225	5

	3,606,845	3,117,186
Less accumulated depreciation	(2,782,625)	(2,446,521)

	$824,220	$670,665

Depreciation expense for the years ended June 30, 2006, 2005 and 2004 was approximately $342,000, $243,000 and $230,000, respectively.
The Company has entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over 3 to 5 years at incremental borrowing rates ranging from 8% to 11% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $539,000 and $413,000 at June 30, 2006 and 2005, respectively. Amortization of assets recorded under capital lease agreements was approximately $126,000, $81,000 and $56,000 for the years ended June 30, 2006, 2005 and 2004, respectively, and is included in depreciation expense for all years presented.
Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2007	$97,720
2008	61,700
2009	36,994
2010	20,970
2011	—

217,384
Less amount representing imputed interest	21,565

Present value of obligations under capital lease	195,819
Less current portion	83,751

Long-term capital lease obligations	$112,068

The current portion of obligations under capital leases is classified within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
NOTE 5 — DEBT
The Company has in place a credit facility that provides for a revolving loan to the Company of $5.0 million (the “Credit Facility”). Effective March 8, 2006, the Company obtained an extension and amended the terms of the Credit Facility. The maturity date of the Credit Facility was extended until September 30, 2007, the maximum amount available for borrowing under the Credit Facility was increased from $3,000,000 to $5,000,000 and the interest rate under the Credit Facility was reduced to the sum of 2.5% plus the 30-day Dealer Commercial Paper Rate. In addition, a financial covenant was added to the Credit Facility requiring the Company’s EBITDA to exceed $1,500,000 on a trailing 12-month basis and the financial covenant that previously required us to maintain aggregate cash, unencumbered marketable securities and other financial assets of at least $1,000,000 at any time during which amounts were outstanding under the Credit Facility was deleted. All other terms of the Credit Facility remained substantially unchanged. At June 30, 2006, there was no outstanding principal balance on the Credit Facility. Interest under the Credit Facility is payable monthly and was 7.8% at June 30, 2006. All assets of the Company serve as collateral for the Credit Facility.
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
NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Year Ended June 30,
	2006	2005	2004

Basic weighted average number of shares outstanding	49,907,898	50,231,870	43,763,835
Dilutive effect of stock options	1,303,126	1,689,274	1,144,918
Dilutive effect of convertible debt	19,411	84,920	4,323,963

Diluted weighted average number of shares outstanding	51,230,435	52,006,064	49,232,716

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	20,000	255,000	300,000
Warrants	760,000	760,000	760,000

NOTE 7 — STOCK OPTION PLAN AND WARRANTS
The Amended and Restated Continucare Corporation 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”), which was approved by the Company’s shareholders, permits the grant of stock options and restricted stock awards in respect of up to 7,000,000 shares of common stock to the Company’s employees, directors, independent contractors and consultants. Under the terms of the 2000 Stock Incentive Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than ten years after the date of grant. Options granted under the plan generally vest over four years, but the terms of the 2000 Stock Incentive Plan provide for accelerated vesting if there is a change in control of the Company. Historically, the Company has issued authorized but previously unissued shares of common stock upon option exercises. However, the Company does not have a policy regarding the issuance or repurchase of shares upon option exercise or the source of those shares. No restricted stock awards have been issued under the 2000 Stock Incentive Plan.
Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. Stock options issued to independent contractors or consultants were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” For Fiscal 2005 and 2004, stock-based employee compensation expense of approximately $0.3 and $0 million, respectively, was recognized in the accompanying condensed consolidated Statements of Income in accordance with APB No. 25.
Effective July 1, 2005, the Company adopted Statement 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost recognized for Fiscal 2006 includes: (i) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Results for periods prior to July 1, 2005 have not been restated.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during Fiscal 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.21% to 5.16%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 71.1%; and weighted-average expected life of the options ranging from 3 to 6 years, depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
As a result of adopting Statement 123(R) on July 1, 2005, for Fiscal 2006, the Company’s income before income taxes was lower by $1.3 million and net income was lower by $0.8 million than if it had continued to account for share-based compensation under APB No. 25.
The adoption of Statement 123(R) had no effect on cash flow from operations and cash flow from financing activities for Fiscal 2006. Statement 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as financing cash flows. For Fiscal 2006, 2005 and 2004, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans for Fiscal 2005 and 2004. For purposes of this pro forma disclosure, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for Fiscal 2005 and 2004, respectively: risk-free interest rate of 4.25% and 4.25%; dividend yield of 0% and 0%; volatility factor of the expected market price of the Company’s common stock of 101.1% and 106.5%, and a weighted-average expected life of the options of ten years. The Company’s pro forma information follows:

	Year Ended	Year Ended
	June 30, 2005	June 30, 2004

Net income as reported	$15,891,492	$4,652,954
Add:
Total stock-based employee compensation expense reported in net income	254,000	—
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	(1,372,348)	(375,327)

Pro forma net income	$14,773,144	$4,277,627

Basic net income per common share:
As reported	$.32	$.11
Pro forma	$.29	$.10

Diluted net income per common share:
As reported	$.31	$.09
Pro forma	$.28	$.09
The following table summarizes information related to the Company’s stock option activity for year ended June 30, 2006:

	Year Ended
	June 30, 2006
	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at beginning of the year	3,814,000	$1.22
Granted	730,000	2.44
Exercised	(826,362)	.78
Forfeited	(58,334)	1.78

Outstanding at end of the year	3,659,304	$1.56

Exercisable at end of the year	1,864,635

Weighted average fair value per share of options granted during the year	$1.41

The weighted average fair value per share of options granted during Fiscal 2005 and 2004, was $1.61 and $1.20, respectively.

The following table summarizes information about options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Number	Average	Contractual	Number	Average	Contractual
Prices	Outstanding	Exercise Price	Life	Exercisable	Exercise Price	Life

$1.61-$2.99	1,819,000	$2.25	8.73	584,333	$2.21	8.33
$.66-$1.51	1,840,304	$.87	6.56	1,280,302	$.86	6.20
The total intrinsic value of options outstanding and options exercisable was $5.1 million and $3.1 million, respectively, at June 30, 2006. The total intrinsic value of options exercised during Fiscal 2006, 2005 and 2004 was approximately $1.4 million, $0.3 million and $0.9 million, respectively.
As of June 30, 2006, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
The Company has 760,000 warrants outstanding at June 30, 2006 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.
Shares of common stock have been reserved for future issuance at June 30, 2006 as follows:

Warrants	760,000
Stock options	2,087,667

Total	2,847,667

NOTE 8 — INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recorded an income tax provision of $2.9 million and an income tax benefit of $7.2 million for the years ended June 30, 2006 and 2005, respectively. No provision or benefit for income taxes was recorded for the year ended June 30, 2004 as the Company had substantial tax assets, described more fully below, which had not been recognized. The income tax provision (benefit) from continuing operations consisted of the following:

	Year Ended June 30,
	2006	2005	2004

Current:
Federal	$163,066	$131,363	$—
State	—	—	—

Total	163,066	131,363	—

Deferred:
Federal	2,339,256	2,411,423	—
State	427,839	435,273	—

Total	2,767,095	2,846,696	—

Change in valuation allowance	—	(10,153,620)	—

Total income tax provision (benefit)	$2,930,161	$(7,175,561)	$—

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	June 30,
	2006	2005	2004

Deferred tax assets:
Bad debt and notes receivable reserve	$294,922	$294,922	$706,992
Alternative minimum tax credit	291,467	131,363	—
Other	363,847	160,296	192,440
Impairment charge	1,726,600	1,746,800	1,975,228
Share-based compensation	395,246	—	—
Net operating loss carryforward	3,397,248	6,340,985	7,925,846

Deferred tax assets	6,469,330	8,674,366	10,800,506
Deferred tax liabilities:
Depreciable/amortizable assets	(1,929,501)	(1,367,442)	(646,886)
Valuation allowance	—	—	(10,153,620)

Deferred tax liabilities	(1,929,501)	(1,367,442)	(10,800,506)

Net deferred tax asset	$4,539,829	$7,306,924	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, the Company’s projections of future taxable income and profitability in recent fiscal years), management determined that a valuation allowance of $0, $0 and $10,153,620 was necessary at June 30, 2006, 2005 and 2004, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period was $10,153,620 for the year ended June 30, 2005. At June 30, 2006, the Company had available net operating loss carryforwards of approximately $9,028,000, which expire in 2020 through 2025.
A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years ended June 30, 2006, 2005 and 2004 is as follows:

	Year Ended June 30,
	2006	2005	2004

Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.63	3.63	3.63
Goodwill and other non-deductible items	(2.22)	(3.46)	2.85
Change in valuation allowance	—	(116.49)	(40.48)
Other	0.03	—	—

Effective tax rate	35.44%	(82.32)%	0%

NOTE 9 — SHARE REPURCHASE PROGRAM
In May 2005, the Company’s Board of Directors increased the Company’s previously announced program to repurchase shares of its common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. As of September 1, 2006, the Company had repurchased 1,157,467 shares of its common stock for approximately $3.0 million.
NOTE 10 — EMPLOYEE BENEFIT PLAN
As of January 1, 1997, the Company adopted a tax qualified employee savings and retirement plan covering the Company’s eligible employees. The Continucare Corporation 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) was amended and restated on July 1, 1998. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to have his or her compensation reduced by up to 70% (subject to IRS limits) and have that amount contributed to the 401(k) Plan. In October 2001, the Internal Revenue Service issued a favorable determination letter for the 401(k) Plan.
Under the 401(k) Plan, new employees who are at least 18 years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to contribute to the 401(k) Plan up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ended June 30, 2006, 2005 or 2004. Participants in the 401(k) Plan do not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved in legal proceedings incidental to its business that arise from time to time out of the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. The Company records an accrual for medical malpractice claims, which includes amounts for insurance deductibles and projected exposure, based on our estimate of the ultimate outcome of such claims, if any.
Leases
The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was approximately $1.8 million for each of the years ended June 30, 2006, 2005 and 2004, respectively. Future annual minimum payments under such leases as of June 30, 2006 are as follows:

For the fiscal year ending June 30,
2007	$1,529,170
2008	1,480,726
2009	1,232,667
2010	1,036,597
2011	865,187

Total	$6,144,347

NOTE 12 — VALUATION AND QUALIFYING ACCOUNTS
Activity in the Company’s valuation and qualifying accounts consists of the following:

	Year ended June 30,
	2006	2005	2004

Allowance for doubtful accounts related to other receivables and accounts receivable:
Balance at beginning of period	$842,751	$826,964	$4,823,000
Provision for doubtful accounts	163,105	15,787	104,296
Write-offs of uncollectible accounts receivable	(207,599)	—	(4,100,332)

Balance at end of period	$798,257	$842,751	$826,964

Allowance for doubtful accounts related to notes receivable:
Balance at beginning of period	$—	$—	$6,367,000
Provision for doubtful accounts	—	—	—
Write-offs of uncollectible notes receivable	—	—	(6,367,000)

Balance at end of period	$—	$—	$—

Valuation allowance for deferred tax assets:
Balance at beginning of period	$—	$10,153,620	$11,862,974
Additions	—	—	—
Deductions	—	(10,153,620)	(1,709,354)

Balance at end of period	$—	$—	$10,153,620

The write-offs of uncollectible accounts receivable and notes receivable of $4.1 million and $6.4 million, respectively, in the fiscal year ended June 30, 2004 related primarily to receivables incurred in discontinued operations by subsidiaries of the Company that were discontinued or sold in prior years. These receivables had been fully reserved as uncollectible accounts in prior years and were written-off in Fiscal 2004 after collection efforts were discontinued.
NOTE 13 — ACQUISITION
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

NOTE 14 — QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2006
	First		Third		Full
	Quarter	Second Quarter	Quarter	Fourth Quarter	Year

Total revenue	$29,871,150	$29,382,706	$37,524,804	$36,212,252	$132,990,912
Net income	$1,438,752	$1,457,850	$1,332,765	$1,108,172	$5,337,539
Basic net income per common share	$.03	$.03	$.03	$.02	$.11
Diluted net income per common share	$.03	$.03	$.03	$.02	$.10

	For the Year Ended June 30, 2005
	First		Third		Full
	Quarter	Second Quarter	Quarter	Fourth Quarter	Year

Total revenue	$26,208,017	$27,113,675	$29,775,441	$29,133,980	$112,231,113
Net income	$1,109,029	$2,138,397	$1,471,455	$11,172,611	$15,891,492
Basic net income per common share	$.02	$.04	$.03	$.22	$.32
Diluted net income per common share	$.02	$.04	$.03	$.21	$.31

EXHIBIT INDEX

Description	Exhibit Number

Consent of Independent Registered Public Accounting Firm	23.1

Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2