Form 10-K/A
period 2006-06-30
CONTINUCARE CORP
filed 2006-10-31
CIK 803352

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
     As of October 11, 2006, the registrant had outstanding 70,251,228 shares of Common Stock, $.0001 par value per share.
EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by the registrant to amend the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on September 18, 2006 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED JUNE 30, 2006

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a) Identification of Directors
     The following individuals are directors serving on Continucare’s Board of Directors.

Name	Age
Richard C. Pfenniger, Jr.	51
Luis Cruz, M.D	45
Robert J. Cresci	62
Neil Flanzraich	63
Phillip Frost, M.D.	69
Jacob Nudel, M.D.	58
A. Marvin Strait	72
     The following additional information is provided for each of the directors listed above.
     Richard C. Pfenniger, Jr. has served as one of Continucare’s directors since March 2002. In September 2002, Mr. Pfenniger was appointed Chairman of Continucare’s Board of Directors. In October 2003, he was appointed as Continucare’s Chief Executive Officer and President. Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. from 1997 through June 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and, from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Mr. Pfenniger currently serves as a director of GP Strategies Corporation (corporate education and training) and Cellular Technical Services Company, Inc. (business software services).
     Luis Cruz, M.D. has served as one of Continucare’s directors since October 2006. In October 2006, Dr. Cruz was appointed Vice Chairman of Continucare’s Board of Directors. Prior to joining Continucare, Dr. Cruz served as an executive officer of each of Miami Dade Health and Rehabilitation Services, Inc. (“MDHRS”), Miami Dade Health Centers, Inc., West Gables Open MRI Services, Inc., Kent Management Systems, Inc. (“Kent”), Pelu Properties, Inc. (“Pelu”), Peluca Investments, LLC, and Miami Dade Health Centers One, Inc. (collectively, the “MDHC Companies”).
     Robert J. Cresci has served as one of Continucare’s directors since February 2000. He has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the Boards of Directors of Sepracor, Inc. (pharmaceuticals), Luminex Corporation (biotechnology), j2 Global Communications, Inc. (telecommunications), SeraCare Life Sciences, Inc. (life sciences) and several private companies.
     Neil Flanzraich has served as one of Continucare’s directors since March 2002. Mr. Flanzraich is a private investor. From May 1998 until February 2006, he served as the Vice Chairman and President of IVAX Corporation. Mr. Flanzraich served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliff, a law firm, from 1995 to 1998. From 1981 to 1994, Mr. Flanzraich served in various capacities at Syntex Corporation and as a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., Mr. Flanzraich served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. Mr. Flanzraich was Chairman of the Board of Directors of North American Vaccine, Inc. from 1989 to 2000. Mr. Flanzraich also currently serves on the Boards of Directors of Javelin Pharmaceuticals, Inc. (pharmaceuticals), Neurochem, Inc. (pharmaceuticals), Rae Systems, Inc. (gas detection and security monitoring systems) and Equity One, Inc. (real estate).
     Phillip Frost, M.D. has served as one of Continucare’s directors since January 2004. Dr. Frost formerly served on Continucare’s Board of Directors as Vice Chairman from September 1996 until April 2002. Dr. Frost presently serves as Vice Chairman of the Board of Directors of TEVA Pharmaceuticals, Ltd. (pharmaceuticals). He served as the Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation from 1987 to 2006. He served as President of IVAX Corporation from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. In addition to serving as a director of TEVA, he is also Chairman of the Board of Ladenburg Thalmann Financial

Services, Inc. (security brokerage). He is also a director of Northrop Grumman Corporation (aerospace), Castle Brands (import/export) and Cellular Technical Services (business software services). He is a member of the Board of Trustees of the University of Miami and a member of the Board of Governors as well as Co-Vice Chairman of the American Stock Exchange.
     Jacob Nudel, M.D. has served as one of Continucare’s directors since October 2002. He is a private investor who founded MEDWerks.com Corp., where he served as Chairman from 2000 to 2005. From 1995 to 2000, Dr. Nudel served as Chief Executive Officer of Allied Health Group, Inc. From 1992 to 2000, Dr. Nudel also served as Chief Executive Officer of Florida Specialty Network, Inc.
     A. Marvin Strait has served as one of Continucare’s directors since March 2004. Mr. Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and the Pikes Peak Education Foundation. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of RAE Systems, Inc. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (“AICPA”), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council.
(b) Identification of Executive Officers
     The following individuals are Continucare’s executive officers.

Name	Age	Position
Richard C. Pfenniger, Jr.	51	Chairman of the Board, Chief Executive Officer and President
Fernando L. Fernandez	45	Senior Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Luis H. Izquierdo	51	Senior Vice President – Marketing and Business Development
Gemma Rosello	50	Executive Vice President – Operations
     All officers serve until they resign or are replaced or removed at the pleasure of the Board of Directors.
     The following additional information is provided for the executive officers shown above who are not directors of Continucare.
     Fernando L. Fernandez was appointed as Continucare’s Senior Vice President–Finance, Chief Financial Officer, Treasurer, and Secretary in June 2004. Mr. Fernandez, a certified public accountant, served as Senior Vice President–Finance, Chief Financial Officer, Treasurer, and Secretary of Whitman Education Group, Inc. from 1996 until 2003. Prior to and since his service at Whitman Education Group, Inc., Mr. Fernandez served as Chief Financial Officer of several private investment entities owned by Phillip Frost, M.D. Prior to 1991, Mr. Fernandez served as Audit Manager for PricewaterhouseCoopers LLP (formerly Coopers & Lybrand) in Miami. Mr. Fernandez serves as a director of IVAX Diagnostics, Inc. (diagnostic reagents kit).
     Luis H. Izquierdo was appointed as Continucare’s Senior Vice President – Marketing and Business Development in January 2004. Mr. Izquierdo served as Senior Vice President and as a member of the Board of Directors for Neighborhood Health Partnership from 2002 to 2004. Mr. Izquierdo was Senior Vice President of Marketing and Sales for Foundation Health, Florida from 1999 through 2001. From 1997 through 1999, Mr. Izquierdo served as Senior Vice President and Chief Marketing Officer for Oral Health Services. From 1995 to 1997, Mr. Izquierdo served as the Vice President, Corporate Marketing and Sales for Physicians Corporation of America, and, from 1992 to 1995, he served as the Senior Vice President, Marketing and Sales for CAC-Ramsay Health Plans.
     Gemma Rosello was appointed as Continucare’s Executive Vice President – Operations in October 2006. Ms Rosello had previously served Continucare as its Senior Vice President – Operations from May 2005. Prior to joining Continucare, Ms. Rosello was the Medicare Business Development Director for AvMed Health Plan. She served as Vice President of Health Services for Neighborhood Health Plan from 2003 to 2004. From 1993 to 2002, she served as the Chief Executive Officer of Medical Utilization Review Associates (MURA), a management service organization, and Apex Health Services, which managed Medicare, Medicaid and commercial full risk contracts with national and regional payors. Prior to her work in the managed care arena, Ms. Rosello served as a Chief Executive Officer for an acute medical/surgical non-profit hospital in Miami, Florida.

(c) Identification of Certain Significant Employees
     Not applicable.
(d) Family Relationships
     There are no family relationships between any director, executive officer, or person nominated or chosen by Continucare to become a director or executive officer.
(e) Business Experience
     The business experience of each of Continucare’s directors and executive officers is set forth in Item 10(a), “Identification of Directors” and Item 10(b), “Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K/A.
     The directorships held by each of Continucare’s directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A.
(f) Involvement in Certain Legal Proceedings
     To the best of Continucare’s knowledge, none of Continucare’s current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.
(g) Promoters and Control Persons
     Not applicable.
(h) and (i) Audit Committee and Audit Committee Financial Expert
     Continucare’s Audit Committee currently consists of Mr. Cresci, Mr. Flanzraich, Dr. Nudel and Mr. Strait (Chairman). Continucare’s Board of Directors has determined that Mr. Strait meets the attributes of an “audit committee financial expert” within the meaning of SEC regulations.
(j) Procedures for Stockholder Nominations to Continucare’s Board of Directors
     No material changes to the procedures for nominating directors by Continucare’s stockholders were made during the fiscal year ended June 30, 2006.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Continucare’s directors and executive officers and persons who own more than ten percent of Continucare’s outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulations to furnish Continucare with copies of all such reports they file.
     To Continucare’s knowledge, based solely on a review of the copies of such reports furnished to Continucare and written representations that no other reports were required, Continucare believes that all Section 16(a) filing requirements applicable to Continucare’s officers, directors and greater than ten percent beneficial owners for the fiscal year ended June 30, 2006 (“Fiscal 2006”) were complied with.
Code of Conduct and Ethics
     Continucare has adopted a Code of Conduct and Ethics applicable to its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and principal accounting officer. A copy of Continucare’s Code of Conduct and Ethics is available on Continucare’s website at www.continucare.com. Continucare intends to post amendments to, or waivers from, its Code of Conduct and Ethics (to the extent applicable to its Chief Executive Officer, Chief Financial Officer or principal accounting officer) on its website. Continucare’s website is not part of this Annual Report on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION
Summary of Cash and Certain Other Compensation
     The following table sets forth certain summary information concerning compensation paid or accrued by Continucare to or on behalf of (i) Continucare’s chief executive officer during Fiscal 2006, and (ii) the other executive officers who were serving as executive officers of Continucare at the end of Fiscal 2006, whose total annual salary and bonus, determined as of the end of Fiscal 2006, exceeded $100,000 (hereinafter referred to as the “Named Executive Officers”).
     Mr. Fernandez and Ms. Rosello were not employed by Continucare during all of the fiscal year ended June 30, 2004 and June 30, 2005, respectively. Information regarding the compensation of Mr. Fernandez and Ms. Rosello set forth below relates only to the portion of the fiscal year ended June 30, 2004 and June 30, 2005, respectively, during which they were employed by Continucare.
SUMMARY COMPENSATION TABLE

					Long-Term
	Annual Compensation				Compensation
Name and	Fiscal			Other Annual	No. of Securities		All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation	Underlying Options		Compensation

Richard C. Pfenniger, Jr.,	2006	328,327	150,000	0	200,000	(1)	0
Chairman of the Board, President	2005	313,788	80,000	0	0		0
and Chief Executive Officer	2004	226,154	0	0	1,200,000	(2)	0

Gemma Rosello,	2006	197,827	75,000	0	75,000	(1)	0
Executive Vice President	2005	18,938	0	0	100,000	(5)	0
Operations	2004	0	0	0	0		0

Fernando L. Fernandez,	2006	188,769	75,000	0	75,000	(1)	0
Senior Vice President-Finance,	2005	180,692	37,000	0	0		0
Chief Financial Officer, Treasurer	2004	9,000	0	0	350,000	(3)	0
and Secretary

Luis H. Izquierdo,	2006	214,062	50,000	(6)	75,000	(1)	0
Senior Vice President-Marketing	2005	205,823	37,000	(6)	0		0
and Business Development	2004	101,415	0	(6)	300,000	(4)	0

(1)	Stock options were awarded on December 6, 2005, vesting ratably over four years.

(2)	1,200,000 stock options were awarded on October 1, 2003, vesting ratably over three years.

(3)	350,000 stock options were awarded on June 14, 2004, vesting ratably over three years.

(4)	300,000 stock options were awarded on January 5, 2004, vesting ratably over three years.

(5)	100,000 stock options were awarded on May 26, 2005, vesting ratably over four years.

(6)	The total personal benefit provided is less than 10% of the total annual salary and bonus to such officer.
Option Grants During Fiscal 2006
     The following table sets forth certain information concerning grants of stock options made during Fiscal 2006 to Continucare’s Named Executive Officers. Continucare did not grant any stock appreciation rights in Fiscal 2006.

	Individual Option Grants in Fiscal 2006
	Shares of
	Common				Potential Realizable Value at Assumed
	Stock	% of Total			Annual Rates of Stock Price
	Underlying	Granted to	Option	Expiration	Appreciation for Option Term (1)
Name	Options	Employees	Price ($)	Date	5%	10%

Richard C. Pfenniger, Jr., Chairman of the Board, President and Chief Executive Officer	200,000	32%	$2.42	12/06/15	$304,385	$771,371
Gemma Rosello Executive Vice President-Operations	75,000	12%	$2.42	12/06/15	$114,144	$289,264
Fernando L. Fernandez Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary	75,000	12%	$2.42	12/06/15	$114,144	$289,264
Luis H. Izquierdo Senior Vice President-Marketing and Business Development	75,000	12%	$2.42	12/06/15	$114,144	$289,264

(1)	The dollar amounts set forth in these columns are the result of calculations at the 5% and 10% rates set by the SEC, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the common stock.

Option Exercises in 2006 and Year End Option Values
     The following table sets forth information with respect to (i) stock option exercises during Fiscal 2006 by each of the Named Executive Officers, (ii) the number of unexercised options held by the Named Executive Officers as of June 30, 2006, and (iii) the value as of June 30, 2006 of unexercised in-the-money options.

			Number of Securities		Value of Unexercised
			Underlying Unexercised Options		In-the-Money Options at
			at June 30, 2006		June 30, 2006 (1)
	Shares
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard C. Pfenniger, Jr.	303,030	$533,333	496,970	600,000	$1,138,061	$1,022,000
Gemma Rosello	0	$0	25,000	150,000	$6,500	$59,250
Fernando L. Fernandez	0	$0	233,333	191,667	$226,333	$152,917
Luis H. Izquierdo	0	$0	200,000	175,000	$288,000	$183,750

(1)	Market value of shares covered by in-the-money options on June 30, 2006, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.
Employment Agreements
     Continucare’s Named Executive Officers do not have employment agreements with Continucare and are all employed on an “at will” basis.
Director Compensation
     During Fiscal 2006, Continucare’s non-employee directors received an annual cash retainer of $15,000 for their service on the Board of Directors. In addition, for Fiscal 2006, the Chairman of each of the Nominating Committee and the Compensation Committee received an additional cash retainer of $2,500 and the Chairman of the Audit Committee received an additional cash retainer of $5,000. Also, each of Continucare’s non-employee Board members were granted fully vested options to purchase 20,000 shares of common stock during Fiscal 2006.
     Effective October 1, 2006, Continucare appointed Luis Cruz, M.D. to its Board of Directors and entered into a one-year employment agreement with Dr. Cruz pursuant to which Dr. Cruz is employed as Vice Chairman of Continucare’s Board of Directors at an annual salary of $225,000. Pursuant to this agreement, Dr. Cruz was granted options to acquire 100,000 shares of Continucare’s common stock at a per share exercise price of $2.59. The options will vest ratably over a term of four years and expire ten years from the date of the grant.
Compensation Committee Interlocks and Insider Participation
     Continucare’s Compensation Committee has four members: Robert J. Cresci (Chairman), Neil Flanzraich, Jacob Nudel, M.D, and A. Marvin Strait. There are no interlocking relationships between members of Continucare’s Compensation Committee and the compensation committees of other companies’ board of directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information as of October 11, 2006 concerning the beneficial ownership of the common stock by (i) each person known by Continucare to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of Continucare’s directors, (iii) each executive officer identified in the “Summary Compensation Table” on page 7, and (iv) all of Continucare’s current executive officers and directors as a group. All holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse. Unless noted otherwise, the address of each person listed below is 7200 Corporate Center Drive, Suite 600, Miami, Florida 33126.

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership(1)		Common Stock(2)
Robert Cresci c/o Pecks Management Partners, Ltd. One Rockefeller Plaza Suite 900 New York, NY 10020	340,000	(3)	*
Luis Cruz, M.D. 3233 Palm Avenue Hialeah, FL 33012	6,221,666	(4)	8.9%
Neil Flanzraich 4400 Biscayne Boulevard Miami, FL 33137	240,000	(5)	*
Phillip Frost, M.D. 4400 Biscayne Boulevard Miami, FL 33137	22,239,101	(6)	31.6%
Fernando L. Fernandez	252,083	(7)	*
Luis H. Izquierdo	218,750	(7)	*
Jacob Nudel, M.D. One Isla Bahia Drive Fort Lauderdale, FL 33316	140,000	(8)	*
Richard C. Pfenniger, Jr.	1,465,000	(9)	2.1%
Gemma Rosello	25,000	(7)	*
A. Marvin Strait 2 North Cascade Avenue Suite 1300 Colorado Springs, CO 80903	60,000	(10)	*
Jose M. Garcia, Sr.	6,221,667	(11)	8.9%
Carlos Garcia	6,221,667	(11)	8.9%
Pecks Management Partners Ltd. One Rockefeller Plaza Suite 900 New York, NY 10020	6,511,584	(12)	9.3%
All directors and executive officers as a group (10 persons)	31,201,600		43.3%

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”); the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act.

(2)	Based on 70,251,228 shares of common stock outstanding as of October 11, 2006.

(3)	Includes 140,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 11, 2006.

(4)	Luis Cruz, M.D. does not hold any shares of common stock in his individual name, but rather may be deemed the beneficial owner of the shares of common stock held by Luis Cruz Irrevocable Trust A, Luis Cruz Irrevocable Trust B, Luis Irrevocable Trust C and Luis Cruz Irrevocable Trust D, of which trusts Dr. Cruz is the sole trustee.

(5)	Includes 40,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 11, 2006.

(6)	Includes (i) 21,279,788 shares of common stock owned beneficially through Frost Gamma Investments Trust; (ii) 819,313 shares of common stock beneficially owned through Frost Nevada Limited Partnership; (iii) 100,000 shares of common stock owned directly by Dr. Frost and (iv) 40,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 11, 2006.

(7)	Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 11, 2006.

(8)	Includes 40,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 11, 2006.

(9)	Includes 946,970 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 11, 2006.

(10)	Includes 33,334 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 11, 2006.

(11)	The information set forth herein is based solely on the most recent Schedule 13D filed with the SEC by the individuals and, accordingly, may not reflect their respective holdings as of the date of this report.

(12)	The information set forth herein is based solely on the most recent Schedule(s) 13G/A filed with the SEC by the entity and, accordingly, may not reflect their respective holdings as of the date of this report.
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table provides information as of October 11, 2006, with respect to all of Continucare’s equity compensation plans under which equity securities are authorized for issuance.

	Number of
	securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan Category	and rights	and rights	for future issuance

Plans approved by shareholders	4,823,054	$1.83	915,167

Plans not approved by shareholders	0	0	0

Total	4,823,054	$1.83	915,167
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On October 1, 2006, Continucare consummated its acquisition (the “Acquisition”) of substantially all of the assets of the MDHC Companies. Upon completion of the Acquisition, Continucare entered into a registration rights agreement with the MDHC Companies and their principal shareholders. Pursuant to the terms of the registration rights agreement, Continucare will file a registration statement with the SEC with respect to those shares subject to the agreement and will use commercially reasonable efforts to cause the registration statement to be declared effective and maintain such effectiveness until October 1, 2007. The registration rights agreement also provides that if Continucare, at any time when shares issued in connection with the Acquisition remain outstanding, proposes to register any shares of its common stock under the Securities Act of 1933 (other than by a registration on Form S-4, or any successor form or registrations with regard to conversion of any of our securities or employee stock options, employee purchase plans or employee benefit plans), then Continucare will give the holders of the shares issued in connection with the Acquisition an opportunity to have their shares registered along with the shares of stock being registered by Continucare. If the holders desire for their shares to be registered, then Continucare will cause such securities to be covered by the registration statement otherwise proposed to be filed by Continucare, subject to limited exceptions described in the registration rights agreement that permit Continucare to delay, prevent or cut back the number of shares to be registered or sold.
     Upon completion of the Acquisition, Continucare entered into one-year employment agreements with each of Luis Cruz, M.D., Jose Garcia and Carlos Garcia, the principal shareholders of the MDHC Companies. Under these employment agreements, Dr. Cruz was appointed to Continucare’s Board of Directors and is employed as Vice Chairman of Continucare’s Board of Directors at an annual salary of $225,000, Mr. Jose Garcia is employed as Continucare’s Executive Vice President at an annual salary of $275,000, and Mr. Carlos Garcia is employed as Continucare’s President — Diagnostics Division at an annual salary of $225,000. Pursuant to the terms of the employment agreements, each of Dr. Cruz and Messrs. Jose and Carlos Garcia also received options to acquire 100,000 shares of Continucare’s common stock at a per share exercise price of $2.59, the closing price of Continucare’s common stock on October 2, 2006. The options will vest ratably over a term of four years and expire ten years from the date of the grant.
     Upon completion of the Acquisition, Continucare became a party to two lease agreements with certain of the MDHC Companies and their affiliates. Effective October 1, 2006, Kent assigned to Continucare a lease agreement between Kent and Pelu dated May 1, 2006, pursuant to which Continucare will lease an 8,000 square foot warehouse in Hialeah, Florida for a five-year term expiring April 30, 2011 with monthly rent ranging from $3,031.67 per month during the first year to $3,412.17 per month during the fifth year. Also effective October 1, 2006, MDHRS assigned to Continucare a lease agreement dated January 1, 2000 between MDHRS and Cruz & Cruz Partnership, an affiliate of Dr. Luis Cruz, Vice Chairman of Continucare’s Board of Directors, pursuant to which Continucare will lease a medical clinic from Cruz & Cruz Partnership for a monthly rent of $32,100.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table presents fees for professional services rendered by the independent registered public accounting firm for Continucare’s audit, annual financial statements, fees for audit-related services, tax services and all other services.

	2006	2005

Audit fees	$423,055	$370,651

Audit – related fees (a)	—	—

Tax fees (b)	67,292	75,208

All other fees	3,105	4,862

	$493,452	$450,721

(a)	Audit-related fees consist of assurance and related services reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding category.

(b)	Tax fees consist of services provided for tax compliance, tax advice and tax planning.
     All audit related services, tax services and other services were pre-approved by Continucare’s Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Continucare’s Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditors and shall not engage the independent auditors to perform any non-audit services prohibited by law or regulation. At each Audit Committee meeting, Continucare’s Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for pre-approval. Continucare’s Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.
     Each year, the independent registered public accounting firm’s retention to audit Continucare’s financial statements, including the associated fee, is approved by Continucare’s Audit Committee before the filing of the preceding year’s Annual Report on Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(3) Exhibits
     The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION
By:	/s/ Richard C. Pfenniger, Jr.
RICHARD C. PFENNIGER, JR.
Chairman of the Board, Chief Executive Officer and President

Dated: October 30, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	October 30, 2006
/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	October 30, 2006
/s/ Luis Cruz, M.D. Luis Cruz, M.D.	Vice Chairman of the Board and Director	October 30, 2006
/s/ Robert J. Cresci Robert J. Cresci	Director	October 30, 2006
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	October 30, 2006
/s/ Neil Flanzraich Neil Flanzraich	Director	October 30, 2006
Jacob Nudel, M.D.	Director
/s/ A. Marvin Strait A. Marvin Strait	Director	October 30, 2006

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.