Form 10-Q
period 2006-09-30
CONTINUCARE CORP
filed 2006-11-13
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒
At November 2, 2006, the Registrant had 70,251,228 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,005,651	$10,681,685
Other receivables, net	317,942	231,832
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $12,690,000 and $14,207,000 at September 30, 2006 and June 30, 2006, respectively	6,265,871	6,339,526
Prepaid expenses and other current assets	547,838	689,096
Deferred tax assets, net	658,768	658,768

Total current assets	19,796,070	18,600,907
Certificates of deposit, restricted	1,145,130	1,126,987
Equipment, furniture and leasehold improvements, net	1,057,021	824,220
Goodwill, net of accumulated amortization of approximately $7,610,000	14,342,510	14,342,510
Managed care contracts, net of accumulated amortization of approximately $2,861,000 and $2,773,000 at September 30, 2006 and June 30, 2006, respectively	649,031	737,234
Deferred tax assets, net	3,206,346	3,881,061
Other assets, net	641,187	551,927

Total assets	$40,837,295	$40,064,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$661,221	$575,925
Accrued expenses and other current liabilities	1,203,683	2,401,933

Total current liabilities	1,864,904	2,977,858
Capital lease obligations, less current portion	139,274	112,068

Total liabilities	2,004,178	3,089,926
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 50,251,228 shares issued and outstanding at September 30, 2006 and 50,242,478 shares issued and outstanding at June 30, 2006	5,025	5,024
Additional paid-in capital	64,299,128	63,838,051
Accumulated deficit	(25,471,036)	(26,868,155)

Total shareholders’ equity	38,833,117	36,974,920

Total liabilities and shareholders’ equity	$40,837,295	$40,064,846

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Revenue:
Medical services revenue, net	$35,881,917	$29,729,636
Management fee revenue and other income	51,682	141,514

Total revenue	35,933,599	29,871,150
Operating expenses:
Medical services:
Medical claims	27,061,040	21,406,178
Other direct costs	3,311,195	3,132,425

Total medical services	30,372,235	24,538,603

Administrative payroll and employee benefits	1,625,235	1,395,347
General and administrative	1,836,359	1,702,206

Total operating expenses	33,833,829	27,636,156

Income from operations	2,099,770	2,234,994
Other income (expense):
Interest income	154,122	59,141
Interest expense	(2,934)	(2,969)

Income before income tax provision	2,250,958	2,291,166
Income tax provision	853,839	852,414

Net income	$1,397,119	$1,438,752

Net income per common share:
Basic	$.03	$.03

Diluted	$.03	$.03

Weighted average common shares outstanding:
Basic	50,247,936	49,859,938

Diluted	51,521,917	51,642,853

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,397,119	$1,438,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,834	157,382
Loss on disposal of fixed assets	35,924	-
Provision for bad debts	50,225	12,463
Recognition of compensation expense related to issuance of stock options	320,784	250,394
Deferred tax expense	674,715	760,256
Changes in operating assets and liabilities, excluding the effect of disposals:
Other receivables, net	(136,335)	(49,996)
Due from HMOs, net	73,655	(1,983,949)
Prepaid expenses and other current assets	141,258	218,084
Other assets, net	94,321	-
Accounts payable	85,296	(148,290)
Accrued expenses and other current liabilities	(1,206,457)	(490,592)

Net cash provided by continuing operations	1,701,339	164,504
Net cash used in discontinued operations	-	(30,972)

Net cash provided by operating activities	1,701,339	133,532

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(18,143)	(9,442)
Proceeds from sales of fixed assets	25,000	-
Purchase of property and equipment	(319,326)	(28,085)
Acquisition costs related to MDHC Companies	(183,581)	-

Net cash used in investing activities	(496,050)	(37,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable	-	(260,000)
Excess tax benefit from exercise of stock options	125,419	-
Principal repayments under capital lease obligations	(21,617)	(18,489)
Proceeds from exercise of stock options	14,875	358,668
Repurchase and retirement of common stock	-	(696,134)

Net cash provided by (used in) financing activities	118,677	(615,955)

Net increase (decrease) in cash and cash equivalents	1,323,966	(519,950)
Cash and cash equivalents at beginning of period	10,681,685	5,780,544

Cash and cash equivalents at end of period	$12,005,651	$5,260,594

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment, furniture and fixtures with proceeds of capital lease obligations	$57,031	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$30,000	$-

Cash paid for interest	$2,934	$2,969

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be reported for the remainder of the year ending June 30, 2007 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2007 refers to the fiscal year ending June 30, 2007, Fiscal 2006 refers to the fiscal year ended June 30, 2006, and Fiscal 2005 refers to the fiscal year ended June 30, 2005.
The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2006. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in that report.
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
Effective January 1, 2006, the Company entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which the Company agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. During the three-month period ended September 30, 2006, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $4.0 million and $3.6 million, respectively. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, the Company assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.1 million during the three-month period ended September 30, 2005.
Effective as of October 1, 2006, the Company acquired Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”). See Note 9 for a description of this transaction.
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows, for the three-months ended September 30, 2006.
In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) to clarify the accounting for uncertainties related to income taxes that are recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires an enterprise to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement, which requires a company to recognize a tax position that meets the more-likely-than-not recognition threshold at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 is effective as of the beginning of the first annual reporting period that begins after December 15, 2006. The Company is currently assessing FIN 48 and is currently evaluating the impact it will have on its results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which added Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements when quantifying current year financial statement misstatements for the purpose of materiality assessment. The SEC concluded in SAB 108 that a registrant’s materiality evaluation of an identified unadjusted error should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If either carryover or reversing effects of prior year misstatements is material, the misstatements should be corrected in the current year. If correcting an error in the current year for prior year misstatements causes the current year to be materially misstated, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The guidance of SAB 108 should be applied in the annual financial statements covering the fiscal year ending June 30, 2007. The Company does not believe SAB 108 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4 — STOCK-BASED COMPENSATION
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
Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost recognized for the three-month periods ended September 30, 2006 and 2005 include: (a) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for periods prior to July 1, 2005 have not been restated.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month periods ended September 30, 2006 and 2005 was calculated based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.16% and 4.21% to 4.35%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 64.9% and 74.8%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
As a result of adopting SFAS No. 123(R), for the three-month periods ended September 30, 2006 and 2005, the Company recognized share-based compensation expense of $0.3 million and $0.2 million, respectively. The adoption of Statement 123(R) had no effect on cash flow from operations for the three-month periods ended September 30, 2006 and 2005. In accordance with SFAS 123(R), cash flows from financing activities for the three-month period ended September 30, 2006 included approximately $0.1 million of excess tax benefits resulting from the exercise of stock options. For the three-month period ended September 30, 2005, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable. During the three-month periods ended September 30, 2006 and 2005, the Company issued 8,750 shares and 366,667 shares, respectively, of common stock resulting from the exercise of stock options.

The following table summarizes information related to the Company’s stock option activity for the three-month period ended September 30, 2006:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at beginning of the period	3,659,304	$1.56
Granted	410,000	$2.77
Exercised	(8,750)	$1.70
Forfeited	(31,250)	$1.70

Outstanding at end of the period	4,029,304	$1.68

Exercisable at end of the period	2,292,968

Weighted average fair value per share of options granted during the period	$1.52

The weighted average fair value per share of options granted during the three-month period ended September 30, 2005 was $1.41.
The following table summarizes information about options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of			Weighted Average			Weighted Average
Exercise		Weighted Average	Remaining	Number	Weighted Average	Remaining
Prices	Number Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Contractual Life
$1.98-$2.99	1,855,000	$2.47	8.9	495,833	$2.31	8.1
$0.66-$1.70	2,174,304	$1.00	6.6	1,797,135	$0.87	6.3
The total intrinsic value of options outstanding and options exercisable was $3.3 million and $3.0 million, respectively, at September 30, 2006. The total intrinsic value of options exercised during the three-month periods ended September 30, 2006 and 2005 was approximately $9,000 and $0.5 million, respectively.
As of September 30, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years. In connection with the Acquisition, the Company granted each of the three principal owners of the MDHC Companies options to acquire 100,000 shares of the Company’s common stock at a per share exercise price equal to the closing price of the Company’s common stock on October 2, 2006 (the first trading day after completion of the Acquisition). The options vest ratably over four years and have a term of ten years. See Note 9 for a description of the Acquisition.
The Company has 760,000 warrants outstanding at September 30, 2006 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.
Shares of common stock have been reserved for future issuance at September 30, 2006 as follows:

Warrants	760,000
Stock options	5,738,221

Total	6,498,221

NOTE 5 —CREDIT FACILITY
The Company has in place a credit facility that provides for a revolving loan to the Company of $5.0 million (the “Credit Facility”). Effective March 8, 2006, the maturity date of the Credit Facility was extended until September 30, 2007, the maximum amount available for borrowing under the Credit Facility was increased from $3,000,000 to $5,000,000, and the interest rate under the Credit Facility was reduced to the sum of 2.5% plus the 30-day Dealer Commercial Paper Rate.
In connection with the acquisition of the MDHC Companies, on September 26, 2006 the Company modified its Credit Facility to, among other things, provide that the interest rate payable on borrowings under the Credit Facility is 2.4% plus the One-Month LIBOR rate, and the Company entered into certain additional lines of credit to finance the acquisition of the MDHC Companies. At September 30, 2006, there was no outstanding principal balance on the Credit Facility. Interest under the Credit Facility is payable monthly and was 7.72% at September 30, 2006. All assets of the Company serve as collateral for the Credit Facility. See Note 9 for increase in consolidated net indebtedness of the Company effective October 1, 2006 and additional amendments to the terms of the Credit Facility.
NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three-Months Ended September 30,
	2006	2005
Basic weighted average number of shares outstanding	50,247,936	49,859,938
Dilutive effect of stock options	1,273,981	1,705,270
Dilutive effect of convertible debt	-	77,645

Diluted weighted average number of shares outstanding	51,521,917	51,642,853

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	595,000	334,000
Warrants	760,000	760,000
NOTE 7 — INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recorded an income tax provision of $853,839 and $852,414 for the three-month periods ended September 30, 2006 and 2005, respectively.
NOTE 8 — CONTINGENCIES
The MDHC Companies have received two Notices of Intent to Initiate Litigation for Medical Negligence from legal counsel to former patients. Formal legal proceedings have not yet been initiated. Management cannot predict the outcome of these matters or the liability to the Company, if any, if they are not resolved in the Company’s favor.
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
NOTE 9 — ACQUISITION
Effective October 1, 2006, the Company completed its acquisition of the MDHC Companies (the “Acquisition”). In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, the Company paid the MDHC Companies approximately $5.0 million in cash, issued to the MDHC Companies 20.0 million shares of the Company’s common stock, par value $.0001 per share, and assumed or repaid certain indebtedness and liabilities of the MDHC Companies. The 20.0 million shares of the Company’s common stock issued in connection with the Acquisition were issued pursuant to an exemption under the Securities Act of 1933, as amended, and 1.5 million of such 20.0 million shares were placed in escrow as security for indemnification rights of the MDHC Companies and their principal owners, and, in November 2006, 248,661 of such shares were cancelled in connection with a post-closing purchase price adjustment. Pursuant to the terms of the Acquisition, the Company is also obligated to pay the principal owners of the MDHC Companies an additional $1.0 million in cash on October 1, 2007, the first anniversary date of the closing, and up to $2.0 million in cash based on the working capital of the MDHC Companies as of October 1, 2006 and the monthly payments in respect of the MDHC Companies’ business operations received by the Company or any of its subsidiaries from certain identified third-party payors during the fourteen day period commencing on October 1, 2006. The Company will also make certain other payments to the principal owners of the MDHC Companies depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005. The purchase price, including acquisition costs, will be allocated to the estimated fair values of assets acquired and liabilities assumed as of October 1, 2006.
On September 26, 2006, Continucare MDHC, LLC, a wholly-owned subsidiary of the Company (“Borrower”), entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires Borrower to make mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans by Borrower may be re-borrowed by Borrower on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. Each of the Term Loans (a) matures on October 1, 2011, (b) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate, (c) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (d) are secured by substantially all of the assets of the Company and its subsidiaries, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, Borrower fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition.
Also effective September 26, 2006, the Company amended the terms of its existing Credit Facility to eliminate the financial covenant which previously required the Company’s EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replace such covenant with covenants requiring the Company and its subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, the Company drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition.
As a result of the Acquisition, the consolidated net indebtedness of the Company increased by approximately $7.6 million. However, since the closing of the Acquisition, the Company has repaid substantially all of that increased indebtedness, and such amounts are now available for future borrowing.
In connection with the Acquisition, the Company appointed Dr. Luis Cruz to the Company’s Board of Directors effective as of October 1, 2006 and entered into one-year employment agreements with each of the principal owners of the MDHC Companies. Under these employment agreements, Dr. Luis Cruz is employed as Vice Chairman of the Board of Directors of the Company at an annual salary of $225,000, Jose Garcia is employed as Executive Vice President of the Company at an annual salary of $275,000, and Carlos Garcia is employed as President — Diagnostics Division of the Company at an annual salary of $225,000. Each of the three principal owners of the MDHC

Companies was also awarded options to acquire 100,000 shares of the Company’s common stock at a per share exercise price equal to the closing price of the Company’s common stock on October 2, 2006 (the first trading day after the completion of the Acquisition). The options vest ratably over a term of four years and have a term of ten years. Each of the principal owners of the MDHC Companies is subject to a five-year non-competition covenant following the closing of the Acquisition.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries. All references to the “MDHC Companies” refer to Miami Dade Health Centers, Inc. and its affiliated companies.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:
•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	The estimated increase in our intangible assets as a result of our acquisition of the MDHC Companies, and its impact on us;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	Our ability to expand our network through additional medical centers or other facilities;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”), the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the enhanced benefits our HMO affiliates offer under their Medicare Advantage Plans;

•	Changes in the component of our medical claims expense attributable to the Medicare Prescription Drug program;

•	The ability of our stop-loss insurance coverage to limit the financial risk to us of our risk arrangements with the health maintenance organizations (“HMOs”);

•	The application and impact of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) on our future results of operations;

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The impact of the newly effective Medicare prescription drug plan on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.

     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on two HMOs for substantially all of our revenues;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our and our HMO affiliates’ ability to improve efficiencies in utilization with respect to the Medicare Prescription Drug program;

•	Our ability to rapidly integrate the MDHC Companies’ operations and personnel;

•	The realization of the expected synergies and benefits of the proposed acquisition;

•	Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Our ability to serve a significantly larger patient base;

•	Trends in patient enrollment;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers or the benefits we expect to realize from our acquisition of the MDHC Companies;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our respective managed care operations; including the risk that any additional premiums we may receive as a result of the newly effective Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we or the MDHC Companies provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts with HMOs;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Our estimate of the proportion of our total assets comprised by intangible assets immediately following our acquisition of the MDHC Companies (the “Acquistion”);

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods;

•	The impact on our liquidity of any repurchases of our common stock that we may effect;

•	The inherent uncertainty in financial forecasts which are based upon assumptions which may prove incorrect or inaccurate;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.

     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2006 and in Item 1A of Part Two of this
Form 10-Q.
General
     We are a provider of primary care physician services. Through our network of 20 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to 15 IPAs. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of September 30, 2006, we provided services to or for approximately 15,500 patients on a risk basis and approximately 8,600 patients on a non-risk basis and as a result of our acquisition of the MDHC Companies, we increased our patient population by approximately 12,900 full risk patients and approximately 4,700 limited risk or non-risk patients. For the three-months ended September 30, 2006, approximately 95% of our revenue was generated by providing services to Medicare-eligible members under risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of substantially all medical services provided to these members, even those we do not provide directly. During the three-month period ended September 30, 2006, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $4.0 million and $3.6 million, respectively. As of September 30, 2006, the IPAs provided services to or for approximately 2,100 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.1 million during the three-month period ended September 30, 2005.
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

     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, revenue recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During the three-month period ended September 30, 2006, one of our HMO affiliates allocated to us an adjustment related to their risk corridor payment which had the effect of reducing our operating income by approximately $1.3 million. No amount was recorded during the three-month period ended September 30, 2005 as the Medicare Prescription Drug Plan program was not then effective.
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
Critical Accounting Policies and Estimates
     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2006. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
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
Revenue Recognition
     Under our risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, the CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. We record any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or CMS.
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at

September 30, 2006 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
     Under our limited risk and non-risk contracts with HMOs, we receive a capitation fee based on the number of patients for which we are providing services on a monthly basis. The capitation fee is recorded as revenue in the period in which services are provided as determined by the respective contract.
     Payments under both our risk contracts and our non-risk contracts (for both the Medicare Advantange program as well as Medicaid) are also subject to reconciliation based upon historical patient enrollment data. We record any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or the applicable governmental body.
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
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of September 30, 2006 was between approximately $12.1 million and $13.8 million. Based on our internal analysis and the independent actuarial calculation, as of September 30, 2006, we recorded a liability of approximately $12.7 million for IBNR. The decrease in the liability for IBNR of $1.5 million or 10.7% to $12.7 million as of September 30, 2006 from $14.2 million as of June 30, 2006 was primarily due to the timing of claims paid by one of our HMOs. The liability for IBNR remained relatively unchanged at $11.6 million and $11.7 million as of September 30, 2005 and June 30, 2005, respectively.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 38% of our total assets at September 30, 2006. As a result of the Acquisition, the percentage of our total consolidated assets represented by intangible assets increased. Based on preliminary financial data of the MDHC Companies as of September 30, 2006, we believe that, as of the closing of the Acquisition, our intangible assets represented at least approximately 60% of our total assets as of that date. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, and the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test on May 1, 2006, and determined that no indicators of impairment existed. In addition, no indicators of impairment were noted for the three-month period ended September 30, 2006 and, accordingly, no impairment charges were recognized. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     At September 30, 2006, we had deferred tax assets in excess of deferred tax liabilities of approximately $3.9 million. During the three-month period ended September 30, 2006, we determined that it is more likely than not that those assets will be realized (although realization is not assured), resulting in no valuation allowance at September 30, 2006.
Stock-Based Compensation Expense
     Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R) we followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. For the three-month periods ended September 30, 2006 and 2005, the adoption of SFAS No. 123(R) had no effect on cash flow from operations and approximately $0.1 million and $0, respectively, on cash flow from financing activities.
     SFAS 123(R) requires us to recognize compensation costs related to our share-based payment transactions with employees in our financial statements. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. As a result of adopting SFAS No. 123(R) on July 1, 2005, for the three-month periods ended September 30, 2006 and 2005, we recognized share-based compensation expense of $0.3 million and $0.2 million, respectively. As of September 30, 2006, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month periods ended September 30, 2006 and 2005 based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.16% and 4.21% to 4.35%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 64.9% and 74.8%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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
COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005
Revenue
     Medical services revenue increased by $6.2 million, or 20.7%, to $35.9 million for the three-month period ended September 30, 2006 from $29.7 million for the three-month period ended September 30, 2005 due primarily to increases in our Medicare revenue.
     The most significant component of our medical services revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $5.4 million or 19.0%, during the three-month period ended September 30, 2006. During the three-month period ended September 30, 2006, revenue generated by our Medicare risk arrangements increased approximately 8.8% on a per patient per month basis and Medicare patient months increased by approximately 9.3% over the comparable period of Fiscal 2006. The increase in Medicare revenue was primarily due to revenue associated with the IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006, higher per patient per month premiums and the increased phase-in of the Medicare risk adjustment program. Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status, demographic factors and, in the case of Medicare Prescription Drug Plan benefits, CMS’s risk corridor adjustment methodology. Medicare risk adjustments recorded during each of the three-month periods ended September 30, 2006 and 2005 resulted in increases to our medical services revenue of approximately $0.6 million. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs. The increase in Medicare patient months was primarily due to the conversion of the IPAs from a non-risk arrangement to a risk arrangement effective January 1, 2006.
     Management fee revenue and other income of $0.1 million for the three-month period ended September 30, 2005 related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 80% and 78% of our medical services revenue for the three-month periods ended September 30, 2006 and 2005, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 19% and 21% of our medical services revenue for the three-month periods ended September 30, 2006 and 2005, respectively.
Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients including a portion of our stock-based compensation expense. Because our risk contracts with HMOs provide that we are financially responsible for the cost of substantially all medical services provided to our patients under those contracts, our medical claims expense includes the costs of prescription drugs our patients receive as well as medical services provided to patients under our risk contracts by providers other than us. Other direct costs include the salaries, taxes and benefits of our health professionals providing primary care services, medical malpractice insurance costs, capitation payments to our IPA physicians and other costs related to the provision of medical services to our patients.
     Medical services expenses for the three-month period ended September 30, 2006 increased by $5.9 million, or 23.8%, to $30.4 million from $24.5 million for the three-month period ended September 30, 2005. This increase is primarily due to an increase in medical claims expense which is the largest component of medical services expense. Medical claims expense increased by $5.7 million, or 26.4%, to $27.1 million for the three-month period ended September 30, 2006 from $21.4 million for the three-month period ended September 30, 2005 primarily as a result of a 12.7% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and a 9.3% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry. The increase in Medicare patient months is primarily attributable to the conversion of the IPAs to a risk arrangement effective January 1, 2006. In addition, our pharmacy expense related to one of our HMO affiliates for the first quarter of Fiscal 2007 increased by approximately $0.3 million, or approximately 31%, over the three months ended June 30, 2006. We believe that a significant portion of this increase was attributable to one of our HMO affiliates transferring a portion of their pharmacy fulfillment services for our full risk patients to a different pharmacy benefit manager. We believe it may be possible to recover a significant portion of the increase, but there can be no assurance that we will be successful in doing so. We and our HMO affiliate are also seeking to reduce our pharmacy expense and, if we are successful in doing so, we expect that our pharmacy expense will decline to levels experienced under the former pharmacy benefit manager.
     Medical services expenses increased to 84.5% of total revenue for the three-month period ended September 30, 2006 as compared to 82.1% for the three-month period ended September 30, 2005. Our claims loss ratio (medical claims expense as a percentage of medical services revenue) increased to 75.4% for the three-month ended September 30, 2006 from 72.0% for the three-month period ended September 30, 2005. These increases were primarily due to the higher historical claims loss ratio experienced by the IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006 and due to the enhanced benefits offered by our HMO affiliates to Medicare patients for calendar 2006. HMOs are under continuous competitive pressure to enhance the benefits they offer to their members. However, the premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. As a result, we expect HMOs will be under continuing competitive pressure to offer more, and possibly more expensive, benefits to their Medicare Advantage members in exchange for the same premium. This may result in an increase in our claims loss ratio in future periods, which could reduce our profitability and cash flows. In addition, the IPAs converted to a risk arrangement have historically experienced a higher claims loss ratio than our other operations. While we will seek to reduce the claims loss ratio of those IPAs to a level comparable to that of our other operations, there can be no assurance that we will be successful in doing so. If we are not successful in reducing the claims loss ratio of those IPAs, our profitability and cash flows may be adversely affected. However, we cannot quantify what impact, if any, these developments may have on our claims loss ratio (which fluctuates from period to period) or results of operations in future periods.
     Other direct costs increased by $0.2 million, or 5.7%, to $3.3 million for the three-month period ended September 30, 2006 from $3.1 million for the three-month period ended September 30, 2005. As a percentage of total revenue, other direct costs decreased to 9.2% for the three-month period ended September 30, 2006 from 10.5% for the three-month period ended September 30, 2005. The increase in the amount of other direct costs was primarily due to an increase in capitation fees paid to the IPAs.
     Administrative payroll and employee benefits expense increased by $0.2 million, or 16.5%, to $1.6 million for the three-month period ended September 30, 2006 from $1.4 million for the three-month period ended September 30, 2005. As a percentage of total revenue, administrative payroll and employee benefits expense decreased to 4.5% for the three-month period ended September 30, 2005 from 4.7% for the three-month period ended September 30, 2005. The increase in administrative payroll and employee benefits expense was primarily due to an increase in stock-based compensation expense and an increase in personnel.
     General and administrative expenses increased by $0.1 million or 7.9%, to $1.8 million for the three-month period ended September 30, 2006 from $1.7 million for the three-month period ended September 30, 2005. As a percentage of total revenue, general and administrative expenses decreased to 5.1% for the three-month period ended September 30, 2006 from 5.7% for the three-month period ended September 30, 2005. The increase in general and administrative expenses was primarily due to an increase in professional fees and a loss on disposal of fixed assets.
Income from Operations
     Income from operations for the three-month period ended September 30, 2006 decreased by $0.1 million to $2.1 million from $2.2 million for the three-month period ended September 30, 2005.
Interest Income
     Interest income increased by $0.1 million, or 160.6%, to $0.2 million for the three-month period ended September 30, 2006 from $0.1 million for the three-month period ended September 30, 2005. The increase in interest income was primarily due to an increase in cash and cash equivalents and an increase in interest rates earned on such investments.
Taxes
     An income tax provision of $0.8 million was recorded for the three-month periods ended September 30, 2006 and 2005.
Net Income
     Net income for the three-month periods ended September 30, 2006 and 2005 remained relatively unchanged at $1.4 million.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2006, working capital was $17.9 million, an increase of $2.3 million from $15.6 million at June 30, 2006. The increase in working capital for the three-month period ended September 30, 2006 was primarily due to income before income tax provision of $2.3 million. Cash and cash equivalents were $12.0 million at September 30, 2006 compared to $10.7 million at June 30, 2006.
     Net cash of $1.7 million was provided by operating activities from continuing operations for the three-month period ended September 30, 2006 compared to $0.2 million for the three-month period ended September 30, 2005. The $1.5 million increase in cash provided by operating activities for the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005 was primarily due to a decrease in amounts due from HMOs of $2.1 million.
     Net cash of approximately $0.5 million was used for investing activities for the three-month period ended September 30, 2006 compared to approximately $38,000 for the three-month period ended September 30, 2005.

The $0.5 million increase in net cash used for investing activities primarily related to the purchase of equipment and increase in other assets related to capitalized acquisition costs.
     Net cash of approximately $0.1 million was provided by financing activities for the three-month period ended September 30, 2006 compared to net cash used of $0.6 million for the three-month period ended September 30, 2005. The $0.7 million decrease in cash used in financing activities for the three-month period ended September 30, 2006 was primarily due to a $0.7 million decrease of in cash used for the repurchase of common stock.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of November 2, 2006, we had repurchased 1,157,467 shares of our common stock for approximately $3.0 million.
     Effective October 1, 2006, we completed the Acquisition. In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, we paid the MDHC Companies approximately $5.0 million in cash, issued to the MDHC Companies 20.0 million shares of our common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies, and, in November 2006, 248,661 of such shares were cancelled in connection with a post-closing purchase price adjustment. Pursuant to the terms of the Acquisition, we are also obligated to pay the principal owners of the MDHC Companies an additional $1.0 million in cash on October 1, 2007, the first anniversary date of the closing, and up to $2.0 million in cash based on the working capital of the MDHC Companies as of October 1, 2006 and the monthly payments in respect of the MDHC Companies’ business operations received by us or any of our subsidiaries from certain identified third-party payors during the fourteen day period commencing on October 1, 2006. We will also make certain other payments to the principal owners of the MDHC Companies depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
     On September 26, 2006, we entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires us to make mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans by us may be re-borrowed by us on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. Each of the Term Loans (a) matures on October 1, 2011, (b) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate, (c) requires us, on a consolidated basis, to maintain a tangible net worth of $12.0 million and a debt coverage ratio of 1.25 to 1 and (d) are secured by substantially all of our assets, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, we fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition.
     Also effective September 26, 2006, we amended the terms of our existing $5,000,000 Credit Facility to eliminate the financial covenant which previously required our EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replace such covenant with covenants requiring us, on a consolidated business, to maintain a tangible net worth of $12.0 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, we drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition.
     As a result of the Acquisition, the consolidated net indebtedness of the Company increased by approximately, $7.6 million. However, since the closing of the Acquisition, the Company has repaid substantially all of that increased indebtedness, and such amounts are now available for future borrowing.

     We believe that we will be able to fund our capital commitments, our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2006, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. At September 30, 2006, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility are interest rate sensitive, however, we had no amount outstanding under these facilities at September 30, 2006. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. In addition, because the Acquisition was not completed until after the conclusion of the quarterly period to which this report on Form 10-Q relates, our management’s assessment of our disclosure controls and procedures as of September 30, 2006, did not cover the disclosure controls and procedures of the MDHC Companies. However, because we did not complete the acquisition until after the conclusion of the quarterly period to which this report on Form 10-Q relates, the MDHC companies were not significant to the information contained in this Form 10-Q. There were no changes in our internal controls or other factors during the first quarter of our fiscal year, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 8 of our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in our Form 10-K for Fiscal 2006 and in other reports filed from time to time with the SEC since the date we filed our Form 10-K. Readers are urged to carefully review our risk factors since they may cause our results to differ from the “forward-looking statements” made in this report or otherwise made by or on our behalf. Those risk factors are not the only ones we face. If any of these risks actually occurs, our business, financial condition and results of operations would suffer. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operation. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2005, we announced that we had increased our previously announced stock repurchase program to authorize the buy back of up to 2,500,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the first quarter of Fiscal 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan
July 1 to July 31, 2006	-	N/A	-	1,342,533
August 1 to August 31, 2006	-	N/A	-	1,342,533
September 1 to September 30, 2006	-	N/A	-	1,342,533

Totals	-	N/A	-
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     At a Special Meeting of Shareholders held on September 19, 2006, our shareholders voted to approve the issuance of 20.0 million shares of our common stock pursuant to an asset purchase agreement between, among others, Continucare and the MDHC Companies. The number of votes cast for, against or abstain with respect to this proposal were as follows:

For	Against	Abstain

33,815,376	118,650	39,745
Item 5. Other Information
     Not Applicable

Item 6. Exhibits
Exhibits
10.1	Integrated Delivery System Participation Agreement effective as of April 1, 1999 between MDHRS and Humana Medical Plan, Inc., as amended*

10.2	Management Services Agreement dated as of September 1, 2004 between MDHC and Vista Healthplan, Inc., as amended*

10.3	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc.*

10.4	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc.*

10.5	Amendment of Credit Facility dated September 26, 2006, between Continucare Corporation and Merrill Lynch Business Financial Services, Inc.*

10.6	Employment Agreement, dated as of October 1, 2006, between Continucare Corporation and Jose Garcia (incorporated by reference to Exhibit D-1 to the Asset Purchase Agreement filed as Exhibit 10.1 to Continucare’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006

10.7	Employment Agreement, dated as of October 1, 2006, between Continucare Corporation and Dr. Luis Cruz (incorporated by reference to Exhibit D-2 to the Asset Purchase Agreement filed as Exhibit 10.1 to Continucare’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006)

10.8	Employment Agreement, dated as of October 1, 2006, between Continucare Corporation and Carlos Garcia (incorporated by reference to Exhibit D-3 to the Asset Purchase Agreement filed as Exhibit 10.1 to Continucare’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006)

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: November 13, 2006	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger Jr.
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Description	Exhibit Number

Integrated Delivery System Participation Agreement effective as of April 1, 1999 between MDHRS and Humana Medical Plan, Inc., as amended*	10.1

Management Services Agreement dated as of September 1, 2004 between MDHC and Vista Healthplan, Inc., as amended*	10.2

WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc.*	10.3

WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc.*	10.4

Amendment of Credit Facility dated September 26, 2006, between Continucare Corporation and Merrill Lynch Business Financial Services, Inc.*	10.5

Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
*filed herewith