Form 10-Q
period 2006-12-31
CONTINUCARE CORP
filed 2007-02-09
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At January 31, 2006, the Registrant had 70,003,567 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,819,324	$10,681,685
Other receivables, net	274,820	231,832
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $20,436,000 and $14,207,000 at December 31, 2006 and June 30, 2006, respectively	9,006,113	6,339,526
Prepaid expenses and other current assets	1,504,565	689,096
Deferred tax assets, net	1,263,118	658,768

Total current assets	13,867,940	18,600,907
Certificates of deposit, restricted	1,157,727	1,126,987
Property and equipment, net	8,509,630	824,220
Goodwill, net of accumulated amortization of approximately $7,610,000	76,309,510	14,342,510
Intangible assets, net of accumulated amortization of $360,000	7,070,168	-
Managed care contracts, net of accumulated amortization of approximately $2,949,000 and $2,773,000 at December 31, 2006 and June 30, 2006, respectively	560,828	737,234
Deferred tax assets, net	4,456,762	5,519,095
Other assets, net	173,610	551,927

Total assets	$112,106,175	$41,702,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$978,830	$575,925
Accrued expenses and other current liabilities	5,484,325	2,401,933

Total current liabilities	6,463,155	2,977,858
Capital lease obligations, less current portion	136,695	112,068
Deferred tax liability	6,181,504	1,638,034
Other liability	39,068	-

Total liabilities	12,820,422	4,727,960
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 70,003,567 shares issued and outstanding at December 31, 2006 and 50,242,478 shares issued and outstanding at June 30, 2006	7,000	5,024
Additional paid-in capital	123,369,117	63,838,051
Accumulated deficit	(24,090,364)	(26,868,155)

Total shareholders’ equity	99,285,753	36,974,920

Total liabilities and shareholders’ equity	$112,106,175	$41,702,880

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Revenue:
Medical services revenue, net	$55,276,078	$29,246,624
Management fee revenue and other income	123,529	136,082

Total revenue	55,399,607	29,382,706
Operating expenses:
Medical services:
Medical claims	40,123,259	20,147,583
Other direct costs	6,393,501	3,134,753

Total medical services	46,516,760	23,282,336

Administrative payroll and employee benefits	2,740,149	1,782,539
General and administrative	3,932,673	2,015,741

Total operating expenses	53,189,582	27,080,616

Income from operations	2,210,025	2,302,090
Other income (expense):
Interest income	50,621	63,689
Interest expense	(36,187)	(4,832)

Income before income tax provision	2,224,459	2,360,947
Income tax provision	843,784	903,097

Net income	$1,380,675	$1,457,850

Net income per common share:
Basic	$.02	$.03

Diluted	$.02	$.03

Weighted average common shares outstanding:
Basic	70,091,102	49,764,617

Diluted	71,232,537	51,134,864

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Revenue:
Medical services revenue, net	$91,157,993	$58,976,261
Management fee revenue and other income	175,211	277,596

Total revenue	91,333,204	59,253,857
Operating expenses:
Medical services:
Medical claims	67,184,301	41,553,762
Other direct costs	9,704,695	6,267,177

Total medical services	76,888,996	47,820,939

Administrative payroll and employee benefits	4,365,384	3,177,886
General and administrative	5,769,032	3,717,949

Total operating expenses	87,023,412	54,716,774

Income from operations	4,309,792	4,537,083
Other income (expense):
Interest income	204,743	122,831
Interest expense	(39,121)	(7,801)

Income before income tax provision	4,475,414	4,652,113
Income tax provision	1,697,623	1,755,511

Net income	$2,777,791	$2,896,602

Net income per common share:
Basic	$.05	$.06

Diluted	$.05	$.06

Weighted average common shares outstanding:
Basic	60,169,568	49,813,860

Diluted	61,377,276	51,192,371

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,777,791	$2,896,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	830,052	353,507
Loss on disposal of fixed assets	35,924	-
Provision for bad debts	105,795	19,171
Recognition of compensation expense related to issuance of stock options	752,258	616,438
Deferred tax expense	1,296,780	1,688,989
Changes in operating assets and liabilities, excluding the effects of disposals:
Other receivables, net	(148,783)	88,527
Due from HMOs, net	(418,791)	(2,306,208)
Prepaid expenses and other current assets	(815,469)	(85,099)
Other assets, net	762,739	20,795
Accounts payable	340,649	(264,616)
Accrued expenses and other current liabilities	114,091	(511,181)

Net cash provided by continuing operations	5,633,036	2,516,925
Net cash used in discontinued operations	-	(32,512)

Net cash provided by operating activities	5,633,036	2,484,413

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(30,740)	(13,550)
Proceeds from sales of fixed assets	25,000	-
Acquisition of MDHC Companies, net of cash acquired	(6,033,017)	-
Purchase of property and equipment	(512,114)	(105,276)
Acquisition costs related to MDHC Companies	(359,147)	-

Net cash used in investing activities	(6,910,018)	(118,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	1,813,317	-
Repayments on note payable	(1,813,317)	(520,000)
Proceeds from long-term debt	6,916,079	-
Repayment on long-term debt	(14,679,439)	-
Excess tax benefit from exercise of stock options	249,362	-
Principal repayments under capital lease obligations	(46,836)	(74,450)
Proceeds from exercise of stock options	17,275	358,668
Payment of fees related to issuance of stock	(41,820)	-
Repurchase and retirement of common stock	-	(696,134)

Net cash used in financing activities	(7,585,379)	(931,916)

Net increase (decrease) in cash and cash equivalents	(8,862,361)	1,433,671
Cash and cash equivalents at beginning of period	10,681,685	5,780,544

Cash and cash equivalents at end of period	$1,819,324	$7,214,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$164,000	$-

Cash paid for interest	$39,121	$7,801

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment, furniture and fixtures with proceeds of capital lease obligations	$81,736	$109,106

Retirement of treasury stock	$-	$5,424,701

Stock issued upon conversion of related party notes payable (102,180 shares)	$-	$102,180

Information with respect to MDHC acquisition accounted for under the purchase method of accounting is summarized as follows:
Fair value of assets acquired	$18,035,473	$-
Liabilities assumed	(13,795,841)	-

Net assets acquired	4,239,632	-

Purchase price:
Cash paid to principal owners of MDHC	5,529,352	-
Acquisition costs	901,313	-
Cash to be paid related to acquisition	1,220,000	-
Fair market value of stock issued	58,555,967	-

Total	66,206,632	-

Goodwill	$61,967,000	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2006 are not necessarily indicative of the results that may be reported for the remainder of the year ending June 30, 2007 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2007 refers to the fiscal year ending June 30, 2007, Fiscal 2006 refers to the fiscal year ended June 30, 2006, and Fiscal 2005 refers to the fiscal year ended June 30, 2005.
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
Effective January 1, 2006, the Company entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which the Company agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. During the three and six-month periods ended December 31, 2006, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $3.9 million and $3.4 million and $7.9 million and $7.0 million, respectively. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, the Company assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)
monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.1 million and $0.2 million during the three and six-month periods ended December 31, 2005, respectively.
NOTE 3 — ACQUISITION
Effective October 1, 2006, the Company completed its acquisition of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”) (the “Acquisition”). In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, the Company paid the MDHC Companies approximately $5.5 million in cash, issued to the MDHC Companies 20.0 million shares of the Company’s common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies. The 20.0 million shares of the Company’s common stock issued in connection with the Acquisition were issued pursuant to an exemption under the Securities Act of 1933, as amended, and 1.5 million of such 20.0 million shares were placed in escrow as security for indemnification obligations of the MDHC Companies and their principal owners, and, in November 2006, 248,661 of such shares were cancelled in connection with a post-closing purchase price adjustment. Pursuant to the terms of the Acquisition, the Company is also obligated to pay the principal owners of the MDHC Companies an additional $1.0 million in cash on October 1, 2007, the first anniversary date of the closing. The Company will also make certain other payments to the principal owners of the MDHC Companies depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
The purchase price, including acquisition costs, of approximately $66.2 million was allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $10.6 million, identifiable intangible assets of $7.4 million and assumed liabilities of $13.8 million as of October 1, 2006, resulting in goodwill totaling $62.0 million. The allocation of the Acquisition consideration to the estimated fair values of intangible assets and the estimated useful lives of these intangible assets is based on preliminary estimates and assumptions and is subject to change. The identifiable intangible assets of $7.4 million consist of estimated fair values of $1.4 million assigned to the trade name, $5.3 million to customer relationships and $0.7 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of five years. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The Acquisition consideration of $66.2 million includes the estimated fair value of Continucare’s common stock issued to the MDHC Companies of $58.6 million, cash paid to the principal owners of $5.5 million, cash to be paid to the principal owners estimated to be approximately $1.2 million, and acquisition costs of approximately $0.9 million. The estimated fair value of the 20.0 million shares of Continucare’s common stock issued effective October 1, 2006 to the MDHC Companies was based on a per share consideration of $2.96 which was calculated based upon the average of the closing market prices of Continucare’s common stock for the period two days before through two days after the announcement of the execution of the Asset Purchase Agreement for the Acquisition. The fair value of the 248,661 shares cancelled in November 2006 in connection with a post-closing purchase price adjustment was approximately $0.6 million based upon the closing market price of Continucare’s common stock on November 3, 2006.
On September 26, 2006, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (a) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (5.32% at December 31, 2006), (b) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (c) are secured by substantially all of the assets of the Company and its subsidiaries, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, the Company fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)
Also effective September 26, 2006, the Company amended the terms of its existing credit facility that provides for a revolving loan to the Company of $5.0 million and matures on September 30, 2007 (the “Credit Facility”). As a result of this amendment, the Company, among other things, eliminated the financial covenant which previously required the Company’s EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replaced such covenant with covenants requiring the Company and its subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, the Company drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition.
As a result of the Acquisition, the consolidated net indebtedness of the Company increased by approximately $7.6 million. However, as of December 31, 2006, the Company had substantially repaid all of that increased indebtedness and had no outstanding principal balance on its Term Loans or its Credit Facility.
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
The following unaudited pro forma financial information is presented for illustrative purposes only and presents the operating results for the Company for the three and six months ended December 31, 2006 and 2005 as though the Acquisition of the MDHC Companies occurred at the beginning of the respective periods. The unaudited pro forma financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the dates indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma condensed combined financial information does not give effect to any integration expenses or cost savings or unexpected acquisition costs that may be incurred or realized in connection with the Acquisition. For the three-months ended December 31, 2005 and the six-months ended December 31, 2005 and 2006, non-continuing compensation expenses incurred by the MDHC Companies of approximately $3.2 million, $3.3 million and $8.3 million, respectively, are included in the unaudited pro forma combined net income. The unaudited pro forma financial information reflects adjustments for the amortization of intangible assets established as part of the Acquisition consideration allocation in connection with the Acquisition, additional depreciation expense resulting from the property adjustment to reflect estimated fair value, additional rent expense related to a lease for a warehouse building excluded from the Acquisition, a reduction in interest income resulting from the use of cash for payment of the cash consideration in the Acquisition and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on estimates which may change as additional information is obtained. In addition, adjustments to goodwill subsequent to the Acquisition may result primarily from adjustments to amounts due from HMOs, other receivables and accrued expenses as additional information is obtained.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue	$55,399,607	$51,623,494	$114,575,988	$102,538,054
Net income (loss)	1,380,675	694,650	(3,248,200)	2,598,094
Diluted earnings (loss) per share	.02	.01	(.05)	.04
The Acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the results of operations of the MDHC Companies have been included in the Company’s consolidated statements of income from the date of acquisition.
NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)
NOTE 5 — STOCK-BASED COMPENSATION
The Amended and Restated Continucare Corporation 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”), which was approved by the Company’s shareholders, permits the grant of stock options and restricted stock awards in respect of up to 7,000,000 shares of common stock to the Company’s employees, directors, independent contractors and consultants. On February 7, 2007, the Company’s shareholders approved an amendment to the Plan which increases the aggregate number of shares of common stock authorized for issuance pursuant to the Plan from 7,000,000 to 9,000,000. Under the terms of the 2000 Stock Incentive Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than ten years after the date of grant. Options granted under the plan generally vest over four years, but the terms of the 2000 Stock Incentive Plan provide for accelerated vesting if there is a change in control of the Company. Historically, the Company has issued authorized but previously unissued shares of common stock upon option exercises. However, the Company does not have a policy regarding the issuance or repurchase of shares upon option exercise or the source of those shares. No restricted stock awards have been issued under the 2000 Stock Incentive Plan.
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
Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost recognized for the three and six-month periods ended December 31, 2006 and 2005 include: (a) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for periods prior to July 1, 2005 have not been restated.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three and six-month periods ended December 31, 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.16% and 5.08% to 5.16%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 63.5% and 64.0%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the three and six-month periods ended December 31, 2005 was calculated based on the following assumptions: risk-free interest rate ranging from 4.28% to 4.48% and 4.21% to 4.48%, respectively, dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 71.2% and 71.4%, respectively, and weighted-average expected life of the options ranging from 2 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)
The Company recognized share-based compensation expense of $0.4 million and $0.7 million for the three and six-month periods ended December 31, 2006, respectively, and $0.4 million and $0.6 million for the three and six-month periods ended December 31, 2005, respectively. The adoption of Statement 123(R) had no effect on cash flow from operations for the three and six-month periods ended December 31, 2006 and 2005. In accordance with SFAS 123(R), cash flow from financing activities for the three and six-month periods ended December 31, 2006 included approximately $0.1 million and $0.2 million, respectively, of excess tax benefits resulting from the exercise of stock options. For the three and six-month periods ended December 31, 2005, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable. During the six-month periods ended December 31, 2006 and 2005, the Company issued 9,750 shares and 366,667 shares, respectively, of common stock resulting from the exercise of stock options.
The following table summarizes information related to the Company’s stock option activity for the six-month period ended December 31, 2006:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of the period	3,659,304	$1.56
Granted	1,210,000	$2.65
Exercised	(9,750)	$1.77
Forfeited	(95,000)	$2.19

Outstanding at end of the period	4,764,554	$1.82

Exercisable at end of the period	2,500,468

Weighted average fair value per share of options granted during the period	$1.44

The weighted average fair value per share of options granted during the six-month period ended December 31, 2005 was $1.40.
The following table summarizes information about options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Number	Average	Contractual	Number	Average	Contractual
Prices	Outstanding	Exercise Price	Life	Exercisable	Exercise Price	Life
$2.25-$2.99	2,249,000	$2.59	9.19	392,750	$2.55	8.42
$0.66-$1.98	2,515,554	$1.13	6.48	2,107,718	$1.02	6.28
The total intrinsic value of options outstanding and options exercisable was $4.6 million and $3.8 million, respectively, at December 31, 2006. The total intrinsic value of options exercised during the six-month periods ended December 31, 2006 and 2005 was approximately $9,000 and $0.5 million, respectively.
As of December 31, 2006, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.5 years. In

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)
connection with the Acquisition, the Company granted each of the three principal owners of the MDHC Companies options to acquire 100,000 shares of the Company’s common stock at a per share exercise price equal to the closing price of the Company’s common stock on October 2, 2006 (the first trading day after completion of the Acquisition). The options vest ratably over four years and have a term of ten years. See Note 3 for a description of the Acquisition.
The Company has 760,000 warrants outstanding at December 31, 2006 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.
Shares of common stock have been reserved for future issuance at December 31, 2006 as follows:

Warrants	760,000
Stock options	5,737,221

Total	6,497,221

NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	70,091,102	49,764,617	60,169,568	49,813,860
Dilutive effect of stock options	1,141,435	1,370,247	1,207,708	1,339,688
Dilutive effect of convertible debt	-	-	-	38,823

Dilutive weighted average number of shares outstanding	71,232,537	51,134,864	61,377,276	51,192,371

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	690,000	1,694,000	690,000	1,694,000
Warrants	760,000	760,000	760,000	760,000
NOTE 7 — INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recorded an income tax provision of $0.8 million and $1.7 million for the three and six-month periods ended December 31, 2006, respectively, and $0.9 million and $1.8 million for the three and six-month periods ended December 31, 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)
NOTE 8 — CONTINGENCIES
     A subsidiary of the Company is a party to the case of Curtis Williams and Tangee Williams vs. Tomas A. Cabrera, M.D., Tomas A. Cabrera, M.D., P.A., Rafael L. Nogues, M.D., Rafael L. Nogues, M.D., P.A., Miami Dade Health & Rehabilitation Services, Inc., Jose Gabriel Ortiz, M.D., and Palm Springs General Hospital, Inc. of Hialeah. This case was filed in November 2006 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The complaint alleges vicarious liability for medical practice. The Company intends to defend itself against this case vigorously, but its outcome cannot be predicted. The Company’s ultimate liability, if any, with respect to the lawsuit is presently not determinable.
     The Company has received two outstanding Notices of Intent to Initiate Litigation for medical negligence from legal counsel for former patients. Formal legal proceedings have not yet been initiated. Management cannot predict the outcome of these matters or the liability to the Company, if any, if they are not resolved in the Company’s favor.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:
•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	The estimated increase in, or fair value of, our intangible assets as a result of our acquisition of the MDHC Companies effective October 1, 2006, (the “Acquisition”) and its impact on us;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	Our ability to expand our network through additional medical centers or other facilities;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”), the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the enhanced benefits our HMO affiliates offer under their Medicare Advantage Plans;

•	Changes in the component of our medical claims expense attributable to the Medicare Prescription Drug program;

•	The ability of our stop-loss insurance coverage to limit the financial risk to us of our risk arrangements with the health maintenance organizations (“HMOs”);

•	The application and impact of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) on our future results of operations;

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The impact of the newly effective Medicare prescription drug plan on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on two HMOs for substantially all of our revenues;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our and our HMO affiliates’ ability to improve efficiencies in utilization with respect to the Medicare Prescription Drug program;

•	Our ability to rapidly integrate the MDHC Companies’ operations and personnel;

•	The realization of the expected synergies and benefits of the MDHC Acquisition;

•	Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Our ability to serve a significantly larger patient base;

•	Trends in patient enrollment;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers or the benefits we expect to realize from the MDHC Acquisition;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our respective managed care operations; including the risk that any additional premiums we may receive as a result of the newly effective Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we or the MDHC Companies provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts with HMOs;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Our estimate of the proportion of our total assets comprised of intangible assets and the fair value thereof immediately following the Acquisition;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods, including with respect to the goodwill resulting from the Acquisition;

•	The impact on our liquidity of any repurchases of our common stock that we may effect;

•	The inherent uncertainty in financial forecasts which are based upon assumptions which may prove incorrect or inaccurate;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
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

General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to 15 IPAs. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of December 31, 2006, we provided services to or for approximately 27,400 patients on a risk basis and approximately 13,000 patients on a non-risk basis. For the three and six-month periods ended December 31, 2006, approximately 87% and 90%, respectively, of our revenue was generated by providing services to Medicare-eligible members under risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective October 1, 2006, we completed the Acquisition of the MDHC Companies. Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. See Note 3 to the consolidated financial statements included herein for unaudited pro forma financial information for the three and six months ended December 31, 2006 and 2005 presenting our operating results as though the Acquisition occurred at the beginning of the respective periods.
     As a result of the Acquisition of the MDHC Companies, we became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies. For the three-months ended December 31, 2006, expenses related to these two leases were approximately $0.1 million.
     Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of substantially all medical services provided to these members, even those we do not provide directly. During the three and six-month periods ended December 31, 2006, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $3.9 million and $3.4 million, respectively, and $7.9 million and $7.0 million, respectively. As of December 31, 2006, the IPAs provided services to or for approximately 1,900 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.1 million and $0.2 million during the three and six-month periods ended December 31, 2005.
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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, revenue recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During the three and six-month periods ended December 31, 2006, one of our HMO affiliates allocated to us an adjustment related to their risk corridor payment which had the effect of reducing our operating income by approximately $1.1 million and $1.9 million, respectively. No corresponding amount was recorded during the three and six-month periods ended December 31, 2005 as the Medicare Prescription Drug Plan program was not then effective.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at December 31, 2006 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
     Under our limited risk and non-risk contracts with HMOs, we receive a capitation fee based on the number of patients for which we are providing services on a monthly basis. The capitation fee is recorded as revenue in the period in which services are provided as determined by the respective contract.
     Payments under both our risk contracts and our non-risk contracts (for both the Medicare Advantage program as well as Medicaid) are also subject to reconciliation based upon historical patient enrollment data. We record any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or the applicable governmental body.
Medical Claims Expense Recognition
     The cost of health care services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability which is presented in the balance sheet net of amounts due from HMOs. Changes in this estimate can materially affect, either favorably or unfavorably, our results of operations and overall financial position.
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
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of December 31, 2006 was between approximately $20.0 million and $23.2 million. Based on our internal analysis and the independent actuarial calculation, as of December 31, 2006, we recorded a liability of approximately $20.4 million for IBNR. The increase in the liability for IBNR of $6.2 million or 43.8% to $20.4 million as of December 31, 2006 from $14.2 million as of June 30, 2006 was primarily due to the additional IBNR recorded related to the MDHC Companies. The decrease in the liability for IBNR of $0.6 million or 5.1% to $11.1 million as of December 31, 2005 from $11.7 million as of June 30, 2005 was primarily due to increases in pharmacy rebates and favorable resolutions of claim adjustments.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 75% of our total assets at December 31, 2006. The most significant component of the intangible assets relates to the intangible assets recorded in connection with the acquisition of the MDHC Companies. The purchase price, including acquisition costs, of approximately $66.2 million was allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $10.6 million, identifiable intangible assets of $7.4 million and assumed liabilities of $13.8 million as of October 1, 2006, resulting in goodwill totaling $62.0 million. The allocation of the Acquisition consideration to the estimated fair values of intangible assets and the estimated useful lives of these intangible assets is based on preliminary estimates and assumptions and is subject to change.
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

     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test on May 1, 2006, and determined that no indicators of impairment existed. In addition, no indicators of impairment were noted for the three and six-month periods ended December 31, 2006 and, accordingly, no impairment charges were recognized. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     During the three and six-month periods ended December 31, 2006, we determined that it is more likely than not that the deferred tax assets will be realized (although realization is not assured), resulting in no valuation allowance at December 31, 2006.
Stock-Based Compensation Expense
     Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R) we followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. For the three and six-month periods ended December 31, 2006 and 2005, the adoption of SFAS No. 123(R) had no effect on cash flow from operations. In accordance with SFAS 123(R), cash flow from financing activities for the three and six-month periods ended December 31, 2006 included approximately $0.1 million and $0.2 million, respectively, of excess tax benefits resulting from the exercise of stock options.
     SFAS 123(R) requires us to recognize compensation costs related to our share-based payment transactions with employees in our financial statements. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. As a result of adopting SFAS No. 123(R) on July 1, 2005, we recognized share-based compensation expense of $0.4 million and $0.7 million, respectively, for the three and six-month periods ended December 31, 2006, and $0.4 million and $0.6 million for the three and six-month periods ended December 31, 2005, respectively. As of December 31, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three and six-month periods ended December 31, 2006 based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.16% and 5.08% to 5.16%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 63.5% and 64.0%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the three and six-months periods ended December 31, 2005 was calculated based on the following assumptions: risk-free interest rate ranging from 4.28% to 4.48% and 4.21% to 4.48%, respectively, dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 71.2% and 71.4%, respectively, and weighted-average expected life of the options ranging from 2 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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
COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2006 TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2005
Revenue
     Medical services revenue increased by $26.1 million, or 89.0%, to $55.3 million for the three-month period ended December 31, 2006 from $29.2 million for the three-month period ended December 31, 2005 due primarily to revenue associated with the acquisition of the MDHC Companies effective October 1, 2006. As a result of the Acquisition, we increased our patient population by approximately 17,000 patients.
     The most significant component of our medical services revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $20.2 million or 71.4%, during the three-month period ended December 31, 2006. During the three-month period ended December 31, 2006, revenue generated by our Medicare risk arrangements increased approximately 11.2% on a per patient per month basis and Medicare patient months increased by approximately 54.1% over the comparable period of Fiscal 2006. The increase in Medicare revenue was primarily due to revenue associated with the acquisition of the MDHC Companies and the IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006, higher per patient per month premiums and the increased phase-in of the Medicare risk adjustment program. Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status, demographic factors and, in the case of Medicare Prescription Drug Plan benefits, CMS’s risk corridor adjustment methodology. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs. The increase in Medicare patient months was primarily due to the acquisition of the MDHC Companies and the conversion of the IPAs from a non-risk arrangement to a risk arrangement effective January 1, 2006.
     During the three-months ended December 31, 2006, we received payments from our HMO affiliates of approximately $0.7 million related primarily to Medicare risk adjustments relating to the operations of MDCH Companies for periods prior to completion of our acquisition. While these payments are ordinarily included in our revenues and results of operations, since the payments related to periods prior to our acquisition of the MDHC Companies, the payments were instead treated as a purchase accounting adjustment which decreased the amount of goodwill we recorded for the acquisition.

     Management fee revenue and other income remained relatively unchanged at $0.1 million for the three-month periods ended December 31, 2006 and 2005.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 74% and 78% of our medical services revenue for the three-month periods ended December 31, 2006 and 2005, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 20% and 21% of our medical services revenue for the three-month periods ended December 31, 2006 and 2005, respectively.
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
     Medical services expenses for the three-month period ended December 31, 2006 increased by $23.2 million, or 99.8%, to $46.5 million from $23.3 million for the three-month period ended December 31, 2005 primarily due to the medical services expenses related to the operations of the MDHC Companies. This increase is primarily attributable to an increase in medical claims expense which is the largest component of medical services expense. Medical claims expense increased by $20.0 million, or 99.1%, to $40.1 million for the three-month period ended December 31, 2006 from $20.1 million for the three-month period ended December 31, 2005 primarily as a result of a 17.6% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and a 54.1% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry. The increase in Medicare patient months is primarily attributable to the operations of the MDHC Companies and the conversion of the IPAs to a risk arrangement effective January 1, 2006.
     Medical services expenses increased to 84.0% of total revenue for the three-month period ended December 31, 2006 as compared to 79.2% for the three-month period ended December 31, 2005. Our claims loss ratio (medical claims expense as a percentage of medical services revenue) increased to 72.6% for the three-month period ended December 31, 2006 from 68.9% for the three-month period ended December 31, 2005. These increases were primarily due to the higher historical claims loss ratio experienced by the IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006 and due to the enhanced benefits offered by our HMO affiliates to Medicare patients for calendar 2006. HMOs are under continuous competitive pressure to enhance the benefits they offer to their members. However, the premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. As a result, we expect HMOs will be under continuing competitive pressure to offer more, and possibly more expensive, benefits to their Medicare Advantage members in exchange for the same premium. This may result in an increase in our claims loss ratio in future periods, which could reduce our profitability and cash flows. In addition, the IPAs converted to a risk arrangement have historically experienced a higher claims loss ratio than our other operations. While we will seek to reduce the claims loss ratio of those IPAs to a level comparable to that of our other operations, there can be no assurance that we will be successful in doing so.
     Other direct costs increased by $3.3 million, or 104.0%, to $6.4 million for the three-month period ended December 31, 2006 from $3.1 million for the three-month period ended December 31, 2005. As a percentage of total revenue, other direct costs increased to 11.5% for the three-month period ended December 31, 2006 from

10.7% for the three-month period ended December 31, 2005. The increase in the amount of other direct costs was primarily due to expenses related to the operations of the MDHC Companies and an increase in capitation fees paid to the IPAs.
     Administrative payroll and employee benefits expense increased by $0.9 million, or 53.7%, to $2.7 million for the three-month period ended December 31, 2006 from $1.8 million for the three-month period ended December 31, 2005. As a percentage of total revenue, administrative payroll and employee benefits expense decreased to 4.9% for the three-month period ended December 31, 2005 from 6.1% for the three-month period ended December 31, 2005. The increase in administrative payroll and employee benefits expense was primarily due to an increase in personnel in connection with the acquisition of the MDHC Companies.
     General and administrative expenses increased by $1.9 million or 95.1%, to $3.9 million for the three-month period ended December 31, 2006 from $2.0 million for the three-month period ended December 31, 2005. As a percentage of total revenue, general and administrative expenses increased to 7.1% for the three-month period ended December 31, 2006 from 6.9% for the three-month period ended December 31, 2005. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies and an increase in professional fees. In addition, during the three-month period ended December 31, 2006, amortization expense increased by $0.4 million resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies. Lease termination and severance costs of $0.1 million resulting from the acquisition of the MDHC Companies were also recorded during the three-month period ended December 31, 2006.
Income from Operations
     Income from operations for the three-month period ended December 31, 2006 decreased by $0.1 million to $2.2 million from $2.3 million for the three-month period ended December 31, 2005.
Taxes
     An income tax provision of $0.8 million and $0.9 million was recorded for the three-month periods ended December 31, 2006 and 2005, respectively.
Net Income
     Net income for the three-month period ended December 31, 2006 decreased by $0.1 to $1.4 million from $1.5 million for the three-month period ended December 31, 2005.
COMPARISON OF THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2006 TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2005
Revenue
     Medical services revenue increased by $32.2 million, or 54.6%, to $91.2 million for the six-month period ended December 31, 2006 from $59.0 million for the six-month period ended December 31, 2005 due primarily to revenue related to the operations of the MDHC Companies.
     The most significant component of our medical services revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $25.6 million or 45.0%, during the six-month period ended December 31, 2006. During the six-month period ended December 31, 2006, revenue generated by our Medicare risk arrangements increased approximately 9.8% on a per patient per month basis and Medicare patient months increased by approximately 32.1% over the comparable period of Fiscal 2006. The increase in Medicare revenue was primarily due to revenue related to the operations of the MDHC Companies and with the IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006, higher per patient per month premiums and the increased phase-in of the Medicare risk adjustment program. The increase in Medicare patient months was primarily due to the acquisition of the MDHC Companies and the conversion of the IPAs from a non-risk arrangement to a risk arrangement effective January 1, 2006.

     Management fee revenue and other income was $0.2 million and $0.3 million for the six-month periods ended December 31, 2006 and 2005, respectively. The decrease of $0.1 million was related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 76% and 78% of our medical services revenue for the six-month periods ended December 31, 2006 and 2005, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 20% and 21% of our medical services revenue for the six-month periods ended December 31, 2006 and 2005, respectively.
Operating Expenses
     Medical services expenses for the six-month period ended December 31, 2006 increased by $29.1 million, or 60.8%, to $76.9 million from $47.8 million for the six-month period ended December 31, 2005 primarily due to the medical expenses related to the operations of the MDHC Companies. This increase is primarily due to an increase in medical claims expense which is the largest component of medical services expense. Medical claims expense increased by $25.6 million, or 61.7%, to $67.2 million for the six-month period ended December 31, 2006 from $41.6 million for the six-month period ended December 31, 2005 primarily as a result of a 14.6% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and a 32.1% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry. The increase in Medicare patient months is primarily attributable to the acquisition of the MDHC Companies and the conversion of the IPAs to a risk arrangement effective January 1, 2006.
     Medical services expenses increased to 84.2% of total revenue for the six-month period ended December 31, 2006 as compared to 80.7% for the six-month period ended December 31, 2005. Our claims loss ratio (medical claims expense as a percentage of medical services revenue) increased to 73.7% for the six-month ended December 31, 2006 from 70.5% for the six-month period ended December 31, 2005. These increases were primarily due to the higher historical claims loss ratio experienced by the IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006 and due to the enhanced benefits offered by our HMO affiliates to Medicare patients for calendar 2006.
     Other direct costs increased by $3.4 million, or 54.8%, to $9.7 million for the six-month period ended December 31, 2006 from $6.3 million for the six-month period ended December 31, 2005. As a percentage of total revenue, other direct costs remained unchanged at 10.6% for the six-month periods ended December 31, 2006 and 2006. The increase in the amount of other direct costs was primarily due to the expenses related to the operations of the MDHC Companies and an increase in capitation fees paid to the IPAs.
     Administrative payroll and employee benefits expense increased by $1.2 million, or 37.4%, to $4.4 million for the six-month period ended December 31, 2006 from $3.2 million for the six-month period ended December 31, 2005. As a percentage of total revenue, administrative payroll and employee benefits expense decreased to 4.8% for the six-month period ended December 31, 2006 from 5.4% for the six-month period ended December 31, 2005. The increase in administrative payroll and employee benefits expense was primarily due to an increase in personnel in connection with the acquisition of the MDHC Companies.
     General and administrative expenses increased by $2.1 million or 55.2%, to $5.8 million for the six-month period ended December 31, 2006 from $3.7 million for the six-month period ended December 31, 2005. As a percentage of total revenue, general and administrative expenses remained unchanged at 6.3% for the six-month periods ended December 31, 2006 and 2005. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies, an increase in professional fees and an increase in amortization expense resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies.

Income from Operations
     Income from operations for the six-month period ended December 31, 2006 decreased by $0.2 million to $4.3 million from $4.5 million for the six-month period ended December 31, 2005.
Taxes
     An income tax provision of $1.7 million and $1.8 million was recorded for the six-month periods ended December 31, 2006 and 2005, respectively.
Net Income
     Net income for the six-month period ended December 31, 2006 decreased by $0.1 million to $2.8 million from $2.9 million for the six-month period ended December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2006, working capital was $7.4 million, a decrease of $8.2 million from $15.6 million at June 30, 2006. The decrease in working capital for the six-month period ended December 31, 2006 was primarily due to the cash used to pay the cash consideration in the acquisition of the MDHC Companies. Cash and cash equivalents were $1.8 million at December 31, 2006 compared to $10.7 million at June 30, 2006.
     Net cash of $5.6 million was provided by operating activities from continuing operations for the six-month period ended December 31, 2006 compared to $2.5 million for the six-month period ended December 31, 2005. The $3.1 million increase in cash provided by operating activities for the six-month period ended December 31, 2006 compared to the six-month period ended December 31, 2005 was primarily due to a net decrease in amounts due from HMOs of approximately $1.9 million and a net increase in accounts payable, accrued expenses and other current liabilities of approximately $1.2 million.
     Net cash of approximately $6.9 million was used for investing activities for the six-month period ended December 31, 2006 compared to approximately $0.1 million for the six-month period ended December 31, 2005. The $6.8 million increase in net cash used for investing activities primarily related to the acquisition of the MDHC Companies and the purchase of equipment.
     Net cash of approximately $7.6 million was used for financing activities for the six-month period ended December 31, 2006 compared to net cash used of $0.9 million for the six-month period ended December 31, 2005. The $6.7 million increase in cash used for financing activities for the six-month period ended December 31, 2006 was primarily due to the repayment of long-term debt.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of January 31, 2007 we had repurchased 1,157,467 shares of our common stock for approximately $3.0 million.
     In connection with the completion of the acquisition of the MDHC Companies and in consideration for the assets acquired pursuant to the Acquisition, we paid the MDHC Companies approximately $5.5 million in cash, issued to the MDHC Companies 20.0 million shares of our common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies, and, in November 2006, 248,661 of such shares were cancelled in connection with a post-closing purchase price adjustment. Pursuant to the terms of the Acquisition, we are also obligated to pay the principal owners of the MDHC Companies an additional $1.0 million in cash on October 1, 2007, the first anniversary date of the closing. We will also make certain other payments to the principal owners of the MDHC Companies depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
     On September 26, 2006, we entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires us to make mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (a) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate, (b) requires us, on a consolidated basis, to maintain a tangible net worth of $12.0 million and a debt coverage ratio of 1.25 to 1 and (c) are secured by substantially all of our assets, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, we fully drew on these Term Loans to fund portions of the cash payable upon the closing of the Acquisition.
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
     As a result of the Acquisition, our consolidated net indebtedness increased by approximately $7.6 million. However, as of December 31, 2006, we had substantially repaid all of that increased indebtedness and had no outstanding principal balance on our Term Loans and Credit Facility. At December 31, 2006, approximately $10.7 million was available for future borrowing under those facilities.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2006, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. At December 31, 2006, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility have variable interest rates and are interest rate sensitive, however, we had no amount outstanding under these facilities at December 31, 2006. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. There were no changes in our internal controls over financial reporting during the second quarter of our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the completion of the acquisition of the MDHC Companies on October 1, 2006 and as part of the consideration for the assets acquired, we issued 20.0 million shares of our common stock to the MDHC Companies pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. Also on October 1, 2006, 1.5 million of these shares were placed in escrow as security for indemnification obligations of the MDHC Companies and their principal owners. In November 2006, 248,661 of the shares held in escrow were cancelled in connection with a post-closing purchase price adjustment.

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

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May Yet
	Total Number of		Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased		per Share	Announced Plan	the Plan
October 1 to October 31, 2006	-		N/A	-	1,342,533
November 1 to November 30, 2006	248,661	(1)	$2.59	-	1,342,533
December 1 to December 31, 2006	-		N/A	-	1,342,533

Totals	248,661		N/A	-

(1)	In November 2006, 248,661 shares of our common stock that were issued in connection with the MDHC acquisition and were being held in escrow were cancelled due to a post-closing purchase price adjustment. The price per share of $2.59 was based on the closing price of our common stock on November 3, 2006.
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

CONTINUCARE CORPORATION
Dated: February 9, 2007	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger Jr.
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit
Description	Number

Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2