Form 10-Q
period 2007-03-31
CONTINUCARE CORP
filed 2007-05-10
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida	59-2716023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2007, the Registrant had 70,032,317 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,004,536	$10,681,685
Other receivables, net	404,477	231,832
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $21,965,000 and $14,207,000 at March 31, 2007 and June 30, 2006, respectively	9,361,783	6,339,526
Prepaid expenses and other current assets	1,583,246	689,096
Deferred tax assets, net	862,900	658,768

Total current assets	18,216,942	18,600,907
Certificates of deposit, restricted	1,170,382	1,126,987
Property and equipment, net	8,533,682	824,220
Goodwill, net of accumulated amortization of approximately $7,610,000	74,291,018	14,342,510
Intangible assets, net of accumulated amortization of $619,000	8,040,667	—
Managed care contracts, net of accumulated amortization of approximately $3,037,000 and $2,773,000 at March 31, 2007 and June 30, 2006, respectively	472,625	737,234
Deferred tax assets, net	3,660,780	5,519,095
Other assets, net	45,464	551,927

Total assets	$114,431,560	$41,702,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,289,347	$575,925
Accrued expenses and other current liabilities	4,478,839	2,401,933

Total current liabilities	5,768,186	2,977,858
Capital lease obligations, less current portion	117,494	112,068
Deferred tax liability	7,796,178	1,638,034
Other liability	42,064	—

Total liabilities	13,723,922	4,727,960
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 70,029,817 shares issued and outstanding at March 31, 2007 and 50,242,478 shares issued and outstanding at June 30, 2006	7,003	5,024
Additional paid-in capital	123,642,556	63,838,051
Accumulated deficit	(22,941,921)	(26,868,155)

Total shareholders’ equity	100,707,638	36,974,920

Total liabilities and shareholders’ equity	$114,431,560	$41,702,880

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Medical services revenue, net	$60,345,970	$37,460,690
Management fee revenue and other income	25,185	64,114

Total revenue	60,371,155	37,524,804
Operating expenses:
Medical services:
Medical claims	45,287,174	28,086,314
Other direct costs	6,775,987	3,497,134

Total medical services	52,063,161	31,583,448
Administrative payroll and employee benefits	2,538,479	1,815,775
General and administrative	3,935,456	2,028,805

Total operating expenses	58,537,096	35,428,028

Income from operations	1,834,059	2,096,776
Other income (expense):
Interest income	64,422	86,398
Interest expense	(5,817)	(2,779)

Income before income tax provision	1,892,664	2,180,395
Income tax provision	744,225	847,630

Net income	$1,148,439	$1,332,765

Net income per common share:
Basic	$.02	$.03

Diluted	$.02	$.03

Weighted average common shares outstanding:
Basic	70,014,831	49,832,351

Diluted	71,328,916	51,046,373

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Revenue:
Medical services revenue, net	$151,503,964	$96,436,949
Management fee revenue and other income	200,396	341,710

Total revenue	151,704,360	96,778,659
Operating expenses:
Medical services:
Medical claims	112,471,473	69,640,075
Other direct costs	16,480,682	9,764,311

Total medical services	128,952,155	79,404,386
Administrative payroll and employee benefits	6,903,862	4,993,661
General and administrative	9,704,488	5,746,754

Total operating expenses	145,560,505	90,144,801

Income from operations	6,143,855	6,633,858
Other income (expense):
Interest income	269,165	209,229
Interest expense	(44,938)	(10,580)

Income before income tax provision	6,368,082	6,832,507
Income tax provision	2,441,848	2,603,141

Net income	$3,926,234	$4,229,366

Net income per common share:
Basic	$.06	$.08

Diluted	$.06	$.08

Weighted average common shares outstanding:
Basic	63,451,322	49,820,024

Diluted	64,694,489	51,143,705

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,926,234	$4,229,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,375,002	518,897
Loss on disposal of fixed assets	35,924	—
Provision for bad debts	120,934	159,518
Compensation expense related to issuance of stock options	1,253,217	959,140
Deferred tax expense	2,324,328	2,507,218
Changes in operating assets and liabilities, excluding the effects of disposals:
Other receivables, net	(293,579)	(215,306)
Due from HMOs, net	1,930,500	(3,382,697)
Prepaid expenses and other current assets	(924,151)	(77,981)
Other assets, net	890,885	(4,206)
Accounts payable	651,166	(227,983)
Accrued expenses and other current liabilities	(921,171)	(357,990)

Net cash provided by continuing operations	10,369,289	4,107,976
Net cash used in discontinued operations	—	(32,512)

Net cash provided by operating activities	10,369,289	4,075,464

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(43,395)	(18,023)
Proceeds from sales of fixed assets	25,000	—
Acquisition of MDHC Companies, net of cash acquired	(6,121,722)	—
Purchase of property and equipment	(703,412)	(229,587)
Acquisition costs related to MDHC Companies	(359,147)	(80,336)

Net cash used in investing activities	(7,202,676)	(327,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	1,813,317	—
Repayments on note payable	(1,813,317)	(520,000)
Proceeds from long-term debt	6,917,808	—
Repayment on long-term debt	(14,684,848)	—
Principal repayments under capital lease obligations	(74,020)	(98,697)
Proceeds from exercise of stock options	41,699	589,718
Payment of fees related to issuance of stock	(44,401)	—
Repurchase and retirement of common stock	—	(696,134)

Net cash used in financing activities	(7,843,762)	(725,113)

Net increase (decrease) in cash and cash equivalents	(4,677,149)	3,022,405
Cash and cash equivalents at beginning of period	10,681,685	5,780,544

Cash and cash equivalents at end of period	$6,004,536	$8,802,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$266,000	$140,000

Cash paid for interest	$44,938	$10,580

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment, furniture and fixtures with proceeds of capital lease obligations	$81,736	$109,106

Retirement of treasury stock	$—	$5,424,701

Stock issued upon conversion of related party notes payable (102,180 shares)	$—	$102,180

Information with respect to MDHC acquisition accounted for under the purchase method of accounting is summarized as follows:
Fair value of assets acquired	$21,944,563	$—
Liabilities assumed	(15,597,874)	—

Net assets acquired	6,346,689	—

Purchase price:
Cash paid to principal owners of MDHC	5,529,352	—
Acquisition costs	989,878	—
Cash to be paid related to acquisition	1,220,000	—
Fair market value of stock issued	58,555,967	—

Total	66,295,197	—

Goodwill	$59,948,508	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be reported for the remainder of the year ending June 30, 2007 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2007 refers to the fiscal year ending June 30, 2007, Fiscal 2006 refers to the fiscal year ended June 30, 2006, and Fiscal 2005 refers to the fiscal year ended June 30, 2005.
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
NOTE 2 — GENERAL
Continucare Corporation is a provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, advanced registered nurse practioners and physicians’ assistants. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s net medical services revenues are derived from managed care agreements with two health maintenance organizations, Humana Medical Plans, Inc. (“Humana”) and Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.
In an effort to streamline operations and stem operating losses, the Company implemented a plan to dispose of its home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of the home health operations are shown as discontinued operations.
Effective January 1, 2006, the Company entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which the Company agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. During the three and nine-month periods ended March 31, 2007, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $3.8 million and $3.5 million and $11.7 million and $10.5 million, respectively. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, the Company assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million during the nine-month period ended March 31, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
Prior to January 1, 2007, pharmacy rebates were recognized on a cash basis due to the lack of information available to make a reasonable estimate. In the quarter ended March 31, 2007, the Company recorded an estimate of pharmacy rebates due from one of our HMO affiliates based on the accumulation of sufficient historical information required to formulate a reasonable estimate. The impact of this change in accounting estimate resulted in a decrease in claims expense and an increase in net income of approximately $1.1 million and $0.7 million, respectively, or $.01 per basic and fully diluted share, for the three-month period ended March 31, 2007.
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
The purchase price, including acquisition costs, of approximately $66.3 million has been allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $13.3 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.6 million as of October 1, 2006, resulting in goodwill totaling $59.9 million. This purchase price allocation includes certain adjustments recorded during the three-month period ended March 31, 2007 that resulted in a decrease in goodwill of approximately $2.0 million. These adjustments primarily related to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to completion of our acquisition and to adjustments to increase the estimated fair values of the identifiable intangible assets based on updated available information and assumptions. The allocation of the Acquisition consideration to the estimated fair values of intangible assets and the estimated useful lives of these intangible assets are based on preliminary estimates and assumptions and are subject to change. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of eight and five years, respectively. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The Acquisition consideration of $66.3 million includes the estimated fair value of Continucare’s common stock issued to the MDHC Companies of $58.6 million, cash paid to the principal owners of $5.5 million, cash to be paid to the principal owners estimated to be approximately $1.2 million, and acquisition costs of approximately $1.0 million. The estimated fair value of the 20.0 million shares of Continucare’s common stock issued effective October 1, 2006 to the MDHC Companies was based on a per share consideration of $2.96 which was calculated based upon the average of the closing market prices of Continucare’s common stock for the period two days before through two days after the announcement of the execution of the Asset Purchase Agreement for the Acquisition. The fair value of the 248,661 shares cancelled in November 2006 in connection with a post-closing purchase price adjustment was approximately $0.6 million based upon the closing market price of Continucare’s common stock on November 3, 2006.
On September 26, 2006, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (a) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (5.32% at March 31, 2007), (b) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (c) are secured by substantially all of the assets of the Company and its subsidiaries, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, the Company fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition.
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
As a result of the Acquisition, the consolidated net indebtedness of the Company increased by approximately $7.6 million. However, as of March 31, 2007, the Company had repaid substantially all of that increased indebtedness and had no outstanding principal balance on its Term Loans or its Credit Facility.
In connection with the Acquisition, the Company appointed Dr. Luis Cruz to the Company’s Board of Directors effective as of October 1, 2006 and entered into one-year employment agreements with each of the principal owners of the MDHC Companies. Dr. Cruz was re-elected to the Company’s Board of Directors at our annual meeting of shareholders on February 7, 2007. Under these employment agreements, Dr. Luis Cruz is employed as Vice Chairman of the Board of Directors of the Company at an annual salary of $225,000, Jose Garcia is employed as Executive Vice President of the Company at an annual salary of $275,000, and Carlos Garcia is employed as President — Diagnostics Division of the Company at an annual salary of $225,000. Each of the three principal owners of the MDHC Companies was also awarded options to acquire 100,000 shares of the Company’s common stock at a per share exercise price equal to the closing price of the Company’s common stock on October 2, 2006 (the first trading day after the completion of the Acquisition). The options vest ratably over a term of four years and have a term of ten years. Each of the principal owners of the MDHC Companies is subject to a five-year non-competition covenant following the closing of the Acquisition.
The following unaudited pro forma financial information is presented for illustrative purposes only and presents the operating results for the Company for the three and nine months ended March 31, 2007 and 2006 as though the Acquisition of the MDHC Companies occurred at the beginning of the respective periods. The unaudited pro forma financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the dates indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma condensed combined financial information does not give effect to any integration expenses or cost savings or unexpected acquisition costs that may be incurred or realized in connection with the Acquisition. For the three-months ended March 31, 2006 and the nine-months ended March 31, 2007 and 2006, pre-tax non-continuing compensation expenses incurred by the MDHC Companies of approximately $0.2 million, $8.3 million and $3.4 million, respectively, are included in the unaudited pro forma combined net income. The unaudited pro forma financial information reflects adjustments for the amortization of intangible assets established as part of the Acquisition consideration allocation in connection with the Acquisition, additional depreciation expense resulting from the property adjustment to reflect estimated fair value, additional rent expense related to a lease for a warehouse building excluded from the Acquisition, a reduction in interest income resulting from the use of cash for payment of the cash consideration in the Acquisition and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on estimates which may change as additional information is obtained. In addition, adjustments to goodwill subsequent to the Acquisition may result primarily from

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
adjustments to amounts due from HMOs, other receivables and accrued expenses as additional information is obtained.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue	$60,371,155	$59,154,345	$174,947,144	$161,692,397
Net income (loss)	1,148,439	1,088,131	(2,114,115)	3,657,508
Diluted earnings (loss) per share	.02	.02	(.03)	.05
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which added Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements when quantifying current year financial statement misstatements for the purpose of materiality assessment. The SEC concluded in SAB 108 that a registrant’s materiality evaluation of an identified unadjusted error should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If either carryover or reversing effects of prior year misstatements is material, the misstatements should be corrected in the current year. If correcting an error in the current year for prior year misstatements causes the current year to be materially misstated, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The guidance of SAB 108 should be applied in the annual financial statements covering the fiscal year ending June 30, 2007. The Company currently does not believe SAB 108 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
NOTE 5 — STOCK-BASED COMPENSATION
The Amended and Restated Continucare Corporation 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”), which has been approved by the Company’s shareholders, permits the grant of stock options and restricted stock awards in respect of up to 9,000,000 shares of common stock to the Company’s employees, directors, independent contractors and consultants. Under the terms of the 2000 Stock Incentive Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than ten years after the date of grant. Options granted under the plan generally vest over four years, but the terms of the 2000 Stock Incentive Plan provide for accelerated vesting if there is a change in control of the Company. Historically, the Company has issued authorized but previously unissued shares of common stock upon option exercises. However, the Company does not have a policy regarding the issuance or repurchase of shares upon option exercise or the source of those shares. No restricted stock awards have been issued under the 2000 Stock Incentive Plan.
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
Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost recognized for the three and nine-month periods ended March 31, 2007 and 2006 include: (a) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for periods prior to July 1, 2005 have not been restated.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three and nine-month periods ended March 31, 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.18%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 61.9% and 63.7%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the three and nine-month periods ended March 31, 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.76% to 5.01% and 4.21% to 5.01%, respectively, dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 68.2% and 71.4%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
The Company recognized share-based compensation expense of $0.5 million and $1.3 million for the three and nine-month periods ended March 31, 2007, respectively, and $0.3 million and $0.9 million for the three and nine-month periods ended March 31, 2006, respectively. The adoption of Statement 123(R) had no effect on cash flow from operations and cash flow from financing activities for the three and nine-month periods ended March 31, 2007 and 2006. For the three and nine-month periods ended March 31, 2007 and 2006, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable. During the nine-month

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
periods ended March 31, 2007 and 2006, the Company issued 36,000 shares and 714,696 shares, respectively, of common stock resulting from the exercise of stock options.
The following table summarizes information related to the Company’s stock option activity for the nine-month period ended March 31, 2007:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of the period	3,659,304	$1.56
Granted	1,385,000	2.69
Exercised	(36,000)	1.16
Forfeited	(135,000)	2.29

Outstanding at end of the period	4,873,304	$1.86

Exercisable at end of the period	2,747,968

Weighted average fair value per share of options granted during the period	$1.41

The weighted average fair value per share of options granted during the nine-month period ended March 31, 2006 was $1.40.
The following table summarizes information about options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
Weighted
			Weighted			Average
Range of		Weighted	Average		Weighted	Remaining
Exercise	Number	Average	Remaining	Number	Average	Contractual
Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Life
$2.25-$2.99	2,394,000	$2.62	9.0	569,000	$2.67	8.44
$0.66-$1.98	2,479,304	$1.13	6.3	2,178,968	$1.04	6.09
The total intrinsic value of options outstanding and options exercisable was $7.3 million and $5.4 million, respectively, at March 31, 2007. The total intrinsic value of options exercised during the nine-month periods ended March 31, 2007 and 2006 was approximately $0.1 and $1.1 million, respectively.
As of March 31, 2007, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. In connection with the Acquisition, the Company granted each of the three principal owners of the MDHC Companies options to acquire 100,000 shares of the Company’s common stock at a per share exercise price equal to the closing price of the Company’s common stock on October 2, 2006 (the first trading day after completion of the Acquisition). The options vest ratably over four years and have a term of ten years. See Note 3 for a description of the Acquisition.
The Company has 760,000 warrants outstanding at March 31, 2007 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
Shares of common stock have been reserved for future issuance at March 31, 2007 as follows:

Warrants	760,000
Stock options	7,710,971

Total	8,470,971

NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	70,014,831	49,832,351	63,451,322	49,820,024
Dilutive effect of stock options	1,314,085	1,214,022	1,243,167	1,297,799
Dilutive effect of convertible debt	—	—	—	25,882

Dilutive weighted average number of shares outstanding	71,328,916	51,046,373	64,694,489	51,143,705

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	—	260,000	—	260,000
Warrants	760,000	760,000	760,000	760,000
NOTE 7 — INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
The Company recorded an income tax provision of $0.7 million and $2.4 million for the three and nine-month periods ended March 31, 2007, respectively, and $0.8 million and $2.6 million for the three and nine-month periods ended March 31, 2006, respectively.
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
The two previously disclosed Notices of Intent to Initiate Litigation for medical negligence were withdrawn.
The Company is also involved in other legal proceedings incidental to its business that arise from time to time out of the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. The Company has recorded an accrual for claims related to legal proceedings, which includes amounts for insurance deductibles and projected exposure, based on management’s estimate of the ultimate outcome of such claims.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:
•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	The estimated increase in, or fair value of, our intangible assets as a result of our acquisition of the MDHC Companies effective October 1, 2006 (the “Acquisition”) and its impact on us;

•	Our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	Our ability to expand our network through additional medical centers or other facilities;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”), the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the enhanced benefits our health maintenance organizations (“HMOs”) affiliates offer under their Medicare Advantage Plans;

•	Changes in the component of our medical claims expense attributable to the Medicare Prescription Drug program;

•	The ability of our stop-loss insurance coverage to limit the financial risk to us of our risk arrangements with our HMO affiliates;

•	The application and impact of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) on our future results of operations;

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The impact of the newly effective Medicare prescription drug plan on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on two HMOs for substantially all of our revenues;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our and our HMO affiliates’ ability to improve efficiencies in utilization with respect to the Medicare Prescription Drug program;

•	Our ability to rapidly integrate the MDHC Companies’ operations and personnel;

•	The realization of the expected synergies and benefits of the MDHC Acquisition;

•	Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Our ability to serve a significantly larger patient base;

•	Trends in patient enrollment;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers or the benefits we expect to realize from the MDHC Acquisition;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our respective managed care operations; including the risk that any additional premiums we may receive as a result of the newly effective Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we or the MDHC Companies provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts with HMOs;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Our estimate of the proportion of our total assets comprised of intangible assets and the fair value thereof following the Acquisition;

•	Our liability for medical claims incurred but not reported in a period exceeding our estimates;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods, including with respect to the goodwill resulting from the Acquisition;

•	The impact on our liquidity of any repurchases of our common stock that we may effect;

•	The inherent uncertainty in financial forecasts which are based upon assumptions which may prove incorrect or inaccurate;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
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
General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to 15 IPAs. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties,

Florida. As of March 31, 2007, we provided services to or for approximately 27,800 patients on a risk basis and approximately 12,200 patients on a non-risk basis. For the three and nine-month periods ended March 31, 2007, approximately 89% and 90%, respectively, of our revenue was generated by providing services to Medicare-eligible members under risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective October 1, 2006, we completed the Acquisition of the MDHC Companies. Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. See Note 3 to the consolidated financial statements included herein for unaudited pro forma financial information for the three and nine months ended March 31, 2007 and 2006 presenting our operating results as though the Acquisition occurred at the beginning of the respective periods.
     As a result of the Acquisition of the MDHC Companies, we became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies. For the three and nine-months ended March 31, 2007, expenses related to these two leases were approximately $0.1 million and $0.2 million, respectively.
     Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of substantially all medical services provided to these members, even those we do not provide directly. During the three and nine-month periods ended March 31, 2007, medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $3.8 million and $3.5 million, respectively, and $11.7 million and $10.5 million, respectively. As of March 31, 2007, the IPAs provided services to or for approximately 1,800 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million during the nine-month period ended March 31, 2006.
     Effective March 1, 2007, the Physician Provider Agreement with Wellcare was amended from a non-risk arrangement to a risk arrangement under which we receive for our services fixed monthly payments per patient at a rate established by the contract. Under the risk arrangement we assume full financial responsibility for the provision of all necessary medical care to our patients. Under this Physician Provider Agreement, as of March 1, 2007, we provided services to approximately 800 Medicare Advantage patients enrolled in Wellcare managed care plans.
Medicare Considerations
     Substantially all of our net medical services revenue from operations is based upon Medicare funded programs. The federal government from time to time explores ways to reduce medical care costs through Medicare reform and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.
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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, revenue recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us an adjustment related to their risk corridor payment which had the effect of reducing our operating income by approximately $0.5 million and $2.5 million during the three and nine-month periods ended March 31, 2007, respectively, and $0.9 million during the three and nine-month periods ended March 31, 2006. The $0.5 million risk corridor adjustment recorded during the three-month period ended March 31, 2007 resulted primarily from a retroactive adjustment allocated to us by our HMO affiliates. This retroactive adjustment was primarily due to CMS’ revision in February 2007 of certain risk corridor calculation formulas utilized in determining the 2006 Part D reconciliation between the HMOs and CMS.
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

     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at March 31, 2007 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of March 31, 2007 was between approximately $22.0 million and $25.8 million. Based on our internal analysis and the independent actuarial calculation, as of March 31, 2007, we recorded a liability of approximately $22.0 million for IBNR. The increase in the liability for IBNR of $7.8 million or 54.6% to $22.0 million as of March 31, 2007 from $14.2 million as of June 30, 2006 was primarily due to the additional IBNR recorded related to the MDHC Companies. The decrease in the liability for IBNR of $2.0 million or 17.1% to $13.7 million as of March 31, 2006 from $11.7 million as of June 30, 2005 was primarily due to the additional liability recorded for IBNR related to the IPAs converted to a risk arrangement.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 72% of our total assets at March 31, 2007. The most significant component of the intangible assets relates to the intangible assets recorded in connection with the acquisition of the MDHC Companies. The purchase price, including acquisition costs, of approximately $66.3 million was allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $13.3 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.6 million as of October 1, 2006, resulting in goodwill totaling $59.9 million. The allocation of the Acquisition consideration to the estimated fair values of intangible assets and the estimated useful lives of these intangible assets is based on preliminary estimates and assumptions and is subject to change.

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
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2006, and determined that no indicators of impairment existed. We have not completed our annual impairment test as of May 1, 2007, however, no indicators of impairment were noted for the three and nine-month periods ended March 31, 2007 and, accordingly, no impairment charges were recognized. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     During the three and nine-month periods ended March 31, 2007, we determined that it is more likely than not that the deferred tax assets will be realized (although realization is not assured), resulting in no valuation allowance at March 31, 2007.
Stock-Based Compensation Expense
     Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R) we followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. For the three and nine-month periods ended March 31, 2007 and 2006, the adoption of SFAS No. 123(R) had no effect on cash flow from operations and cash flow from financing activities.
     SFAS 123(R) requires us to recognize compensation costs related to our share-based payment transactions with employees in our financial statements. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. As a result of adopting SFAS No. 123(R) on July 1, 2005, we recognized share-based compensation expense of $0.5 million and $1.3 million, respectively, for the three and nine-month periods ended March 31, 2007, and $0.3 million and $0.9 million for the three and nine-month periods ended March 31,

2006, respectively. As of March 31, 2007, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three and nine-month periods ended March 31, 2007 based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.18%, dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 61.9% and 63.7%, respectively and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the three and nine-months periods ended March 31, 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.76% to 5.01% and 4.21% to 5.01%, respectively dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 68.2% and 71.4%, respectively and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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
COMPARISON OF THE THREE-MONTH PERIOD ENDED MARCH 31, 2007 TO THE THREE- MONTH PERIOD ENDED MARCH 31, 2006
Revenue
     Medical services revenue increased by $22.8 million, or 61.1%, to $60.3 million for the three-month period ended March 31, 2007 from $37.5 million for the three-month period ended March 31, 2006 due primarily to revenue associated with the acquisition of the MDHC Companies effective October 1, 2006.
     The most significant component of our medical services revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $17.9 million or 49.9%, during the three-month period ended March 31, 2007 as compared to the corresponding period of Fiscal 2006. During the three-month period ended March 31, 2007, revenue generated by our Medicare risk arrangements increased approximately 9.5% on a per patient per month basis and Medicare patient months increased by approximately 36.8% over the comparable period of Fiscal 2006. The increase in Medicare revenue was primarily due to revenue associated with the acquisition of the MDHC Companies, higher per patient per month premiums and the increased phase-in of the Medicare risk adjustment program. The increase in the per member per month Medicare revenue for the operations associated with the MDHC Companies during the three-month period ended March 31, 2007, however, was negatively impacted by a decline in their Medicare risk adjustment scores of approximately 8% which became effective January 1, 2007. We believe that the current Medicare risk adjustment scores of the patient population associated with the operations of the MDHC Companies may not fully reflect the current health status of the patients and, as a result, we are working to update and provide more complete information regarding the health status of these patients which we believe will result in a favorable revenue adjustment during our fiscal year ending June 30, 2008. However, there is no assurance that the updated health status information for this patient population will result in any favorable revenue adjustment in future periods.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status, demographic factors and, in the case of Medicare Prescription Drug Plan benefits, CMS’s risk corridor adjustment methodology. Included in medical services revenue for the three-month periods ended March 31, 2007 and 2006 are favorable retroactive Medicare adjustments of $1.1 million and $0.8 million, respectively, and an unfavorable retroactive Medicare Part D adjustment charge of $0.7 million for the three-month period ended March 31, 2007. The Medicare Part D adjustment charge was due primarily to CMS’s revision in February 2007 of certain risk corridor calculation formulas. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs. The increase in Medicare patient months was primarily due to the acquisition of the MDHC Companies.
     During the three-months ended March 31, 2007, we received payments and recorded amounts due from our HMO affiliates of approximately $2.4 million related primarily to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to completion of the Acquisition. While these transactions ordinarily are reflected in our results of operations, since they related to periods prior to our acquisition of the MDHC Companies, they were instead recorded as purchase accounting adjustments which decreased the amount of goodwill we recorded for the Acquisition.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 74% and 81% of our medical services revenue for the three-month periods ended March 31, 2007 and 2006, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 20% and 18% of our medical services revenue for the three-month periods ended March 31, 2007 and 2006, respectively.
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
     Medical services expenses for the three-month period ended March 31, 2007 increased by $20.5 million, or 64.8%, to $52.1 million from $31.6 million for the three-month period ended March 31, 2006 primarily due to the medical services expenses related to the operations of the MDHC Companies. Medical claims expense, which is the largest component of medical services expense, increased by $17.2 million, or 61.2%, to $45.3 million for the three-month period ended March 31, 2007 from $28.1 million for the three-month period ended March 31, 2006 primarily as a result of a $13.8 million increase in medical claims expense related to our Medicare patients. The increase in medical claims expense was partially offset by an increase in pharmacy rebates of approximately $1.4 million. Included in pharmacy rebates for the three-month period ended March 31, 2007 is an estimate of pharmacy rebates due from one of our HMO affiliates of approximately $1.1 million. Prior to January 1, 2007, pharmacy rebates were recognized on a cash basis. The increase in Medicare claims expense was primarily due to a 10.4% increase in medical claims expenses on a per patient per month basis and a 36.8% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to inflationary trends in the health care industry and an increase in pharmacy expenses resulting from an increase in utilization and an increase in the average cost per prescription. The increase in Medicare patient months is primarily attributable to the operations of the MDHC Companies.
     Medical services expenses increased to 86.2% of total revenue for the three-month period ended March 31, 2007 as compared to 84.2% for the three-month period ended March 31, 2006. Our claims loss ratio (medical claims expense as a percentage of medical services revenue) remained unchanged at 75.0% for the three-month periods ended March 31, 2007 and 2006. Other direct costs increased by $3.3 million, or 93.8%, to $6.8 million for the three-month period ended March 31, 2007 from $3.5 million for the three-month period ended March 31, 2006. As a percentage of total revenue, other direct costs increased to 11.2% for the three-month period ended March 31, 2007 from 9.3% for the three-month period ended March 31, 2006. The increase in the amount of other direct costs was primarily due to an increase in payroll and benefits expense attributable to the addition of physicians and medical support personnel related to the operations of the MDHC Companies.
     Administrative payroll and employee benefits expense increased by $0.7 million, or 39.8%, to $2.5 million for the three-month period ended March 31, 2007 from $1.8 million for the three-month period ended March 31, 2006. As a percentage of total revenue, administrative payroll and employee benefits expense decreased to 4.2% for the three-month period ended March 31, 2007 from 4.8% for the three-month period ended March 31, 2006. The increase in administrative payroll and employee benefits expense was primarily due to an increase in personnel in connection with the acquisition of the MDHC Companies.
     General and administrative expenses increased by $1.9 million or 94.0%, to $3.9 million for the three-month period ended March 31, 2007 from $2.0 million for the three-month period ended March 31, 2006. As a percentage of total revenue, general and administrative expenses increased to 6.5% for the three-month period ended March 31, 2007 from 5.4% for the three-month period ended March 31, 2006. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies and an increase in professional fees resulting primarily from fees incurred in connection with services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, during the three-month period ended March 31, 2007, amortization expense increased by $0.3 million resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies.
Income from Operations
     Income from operations for the three-month period ended March 31, 2007 decreased by $0.3 million to $1.8 million from $2.1 million for the three-month period ended March 31, 2006.
Taxes
     An income tax provision of $0.7 million and $0.8 million was recorded for the three-month periods ended March 31, 2007 and 2006, respectively.
Net Income
     Net income for the three-month period ended March 31, 2007 decreased by $0.2 million to $1.1 million from $1.3 million for the three-month period ended March 31, 2006.
COMPARISON OF THE NINE-MONTH PERIOD ENDED MARCH 31, 2007 TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2006
Revenue
     Medical services revenue increased by $55.1 million, or 57.1%, to $151.5 million for the nine-month period ended March 31, 2007 from $96.4 million for the nine-month period ended March 31, 2006 due primarily to revenue related to the operations of the MDHC Companies.
     The most significant component of our medical services revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $43.6 million or 46.9%, during the nine-month period ended

March 31, 2007. During the nine-month period ended March 31, 2007, revenue generated by our Medicare risk arrangements increased approximately 9.8% on a per patient per month basis and Medicare patient months increased by approximately 33.8% over the comparable period of Fiscal 2006. The increase in Medicare revenue was primarily due to revenue related to the operations of the MDHC Companies and with the IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006, higher per patient per month premiums and the increased phase-in of the Medicare risk adjustment program. The increase in Medicare patient months was primarily due to the acquisition of the MDHC Companies and the conversion of the IPAs from a non-risk arrangement to a risk arrangement effective January 1, 2006.
     During the nine-months ended March 31, 2007, we received payments and recorded amounts due from our HMO affiliates of approximately $3.2 million related primarily to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to completion of the Acquisition. While these transactions ordinarily are reflected in our results of operations, since they related to periods prior to our acquisition of the MDHC Companies, they were instead recorded as purchase accounting adjustments which decreased the amount of goodwill we recorded for the Acquisition.
     Management fee revenue and other income was $0.2 million and $0.3 million for the nine-month periods ended March 31, 2007 and 2006, respectively. The decrease of $0.1 million was related primarily to revenue generated under our limited risk and non-risk contracts with Humana under the PGP Agreement.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 75% and 79% of our medical services revenue for the nine-month periods ended March 31, 2007 and 2006, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 20% and 20% of our medical services revenue for the nine-month periods ended March 31, 2007 and 2006, respectively.
Operating Expenses
     Medical services expenses for the nine-month period ended March 31, 2007 increased by $49.6 million, or 62.4%, to $129.0 million from $79.4 million for the nine-month period ended March 31, 2006 primarily due to the medical expenses related to the operations of the MDHC Companies. Medical claims expense, which is the largest component of medical services expense, increased by $42.9 million, or 61.5%, to $112.5 million for the nine-month period ended March 31, 2007 from $69.6 million for the nine-month period ended March 31, 2006 primarily due to an increase in Medicare claims expense of $34.8 million or 51.3% resulting from a 13.1% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and a 33.8% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry. The increase in Medicare patient months is primarily attributable to the acquisition of the MDHC Companies and the conversion of the IPAs to a risk arrangement effective January 1, 2006.
     Medical services expenses increased to 85.0% of total revenue for the nine-month period ended March 31, 2007 as compared to 82.0% for the nine-month period ended March 31, 2006. Our claims loss ratio (medical claims expense as a percentage of medical services revenue) increased to 74.2% for the nine-month ended March 31, 2007 from 72.2% for the nine-month period ended March 31, 2006. These increases were primarily due to the higher historical claims loss ratio experienced by the IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006 and due to the enhanced benefits offered by our HMO affiliates to Medicare patients for calendar 2006.
     Other direct costs increased by $6.7 million, or 68.8%, to $16.5 million for the nine-month period ended March 31, 2007 from $9.8 million for the nine-month period ended March 31, 2006. As a percentage of total revenue, other direct costs increased to 10.9% for the nine-month period ended March 31, 2007 from 10.1% for the nine-month period ended March 31, 2006. The increase in the amount of other direct costs was primarily due to the expenses related to the operations of the MDHC Companies and an increase in capitation fees paid to the IPAs.
     Administrative payroll and employee benefits expense increased by $1.9 million, or 38.3%, to $6.9 million for the nine-month period ended March 31, 2007 from $5.0 million for the nine-month period ended March 31,

2006. As a percentage of total revenue, administrative payroll and employee benefits expense decreased to 4.6% for the nine-month period ended March 31, 2007 from 5.2% for the nine-month period ended March 31, 2006. The increase in administrative payroll and employee benefits expense was primarily due to an increase in personnel in connection with the acquisition of the MDHC Companies.
     General and administrative expenses increased by $4.0 million or 68.9%, to $9.7 million for the nine-month period ended March 31, 2007 from $5.7 million for the nine-month period ended March 31, 2006. As a percentage of total revenue, general and administrative expenses increased to 6.4% for the nine-month period ended March 31, 2007 from 5.9% for the nine-month period ended March 31, 2006. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies, an increase in professional fees and an increase in amortization expense resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies.
Income from Operations
     Income from operations for the nine-month period ended March 31, 2007 decreased by $0.5 million to $6.1 million from $6.6 million for the nine-month period ended March 31, 2006.
Taxes
     An income tax provision of $2.4 million and $2.6 million was recorded for the nine-month periods ended March 31, 2007 and 2006, respectively.
Net Income
     Net income for the nine-month period ended March 31, 2007 decreased by $0.3 million to $3.9 million from $4.2 million for the nine-month period ended March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2007, working capital was $12.4 million, a decrease of $3.2 million from $15.6 million at June 30, 2006. The decrease in working capital for the nine-month period ended March 31, 2007 was primarily due to the cash used to pay the cash consideration in the acquisition of the MDHC Companies. Cash and cash equivalents were $6.0 million at March 31, 2007 compared to $10.7 million at June 30, 2006.
     Net cash of $10.4 million was provided by operating activities from continuing operations for the nine-month period ended March 31, 2007 compared to $4.1 million for the nine-month period ended March 31, 2006. The $6.3 million increase in cash provided by operating activities for the nine-month period ended March 31, 2007 compared to the nine-month period ended March 31, 2006 was primarily due to a net decrease in amounts due from HMOs of approximately $5.3 million and a net increase in depreciation and amortization expense of $0.9 million.
     Net cash of approximately $7.2 million was used for investing activities for the nine-month period ended March 31, 2007 compared to approximately $0.3 million for the nine-month period ended March 31, 2006. The $6.9 million increase in net cash used for investing activities primarily related to the acquisition of the MDHC Companies and the purchase of equipment.
     Net cash of approximately $7.8 million was used for financing activities for the nine-month period ended March 31, 2007 compared to net cash used of $0.7 million for the nine-month period ended March 31, 2006. The $7.1 million increase in cash used for financing activities for the nine-month period ended March 31, 2007 was primarily due to the repayment of long-term debt.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.

     In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of May 1, 2007 we had repurchased 1,157,467 shares of our common stock for approximately $3.0 million. We did not repurchase any shares of our common stock during the three and nine-month periods ended March 31, 2007.
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
     As a result of the Acquisition, our consolidated net indebtedness increased by approximately $7.6 million. However, as of March 31, 2007, we had repaid substantially all of that increased indebtedness and had no outstanding principal balance on our Term Loans and Credit Facility. At March 31, 2007, approximately $10.6 million was available for future borrowing under those facilities.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2007, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. At March 31, 2007, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility have variable interest rates and are interest rate sensitive, however, we had no amount outstanding under these facilities at March 31, 2007. We have no material risk associated with foreign currency exchange rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us we have less control over the manner in which that information is generated. There were no changes in our internal controls over financial reporting during the third quarter of our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2005, we announced that we had increased our previously announced stock repurchase program to authorize the buy back of up to 2,500,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the third quarter of Fiscal 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan
January 1 to January 31, 2007	—	N/A	—	1,342,533
February 1 to February 28, 2007	—	N/A	—	1,342,533
March 1 to March 31, 2007	—	N/A	—	1,342,533

Totals	—	N/A	—
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on February 7, 2007, our shareholders voted to re-elect each of the Director nominees, to approve an amendment to our Amended and Restated 2000 Stock Option Plan to increase the number of shares of common stock authorized for issuance under that plan from 7,000,000 to 9,000,000 and to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm.
     The number of votes cast for, against or withheld, with respect to each of the nominees, were as follows:

Nominee	For	Withheld
Richard C. Pfenniger, Jr.	65,897,113	89,263
Luis Cruz, M.D.	65,897,213	89,163
Robert J. Cresci	65,939,611	46,765
Neil Flanzraich	65,939,513	46,863
Phillip Frost, M.D.	65,900,022	86,354
Jack Nudel, M.D.	65,777,355	209,021
A. Marvin Strait	65,935,424	50,952
     There were no other nominees for director.
     The number of votes cast for, against, abstain or broker nonvotes with respect to the amendment of our Amended and Restated 2000 Stock Option Plan were as follows:

For	Against	Abstain	Broker Nonvotes

52,712,374	324,648	49,790	12,899,564
     The number of votes cast for, against or abstain with respect to the ratification of the appointment of Ernst & Young LLP were as follows:

For	Against	Abstain

65,902,624	20,430	63,322
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

CONTINUCARE CORPORATION
Dated: May 10, 2007	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger Jr.
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Description	Exhibit Number
Section 302 Certification of the Chief Executive Officer	31.1

Section 302 Certification of the Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2