Form 10-K
period 2007-06-30
CONTINUCARE CORP
filed 2007-09-12
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

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
$.0001 PAR VALUE
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of that Act). ☐ Yes ☒ No
     The aggregate market value of the voting common stock held by non-affiliates of the registrant on December 31, 2006 was approximately $79,025,000.
Number of shares outstanding of each of the registrant’s classes of Common Stock at August 31, 2007: 70,043,086 shares of Common Stock, $.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2007

GENERAL
     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “Continucare” or the “Company” refer to Continucare Corporation and its consolidated subsidiaries, and all references to “the MDHC Companies” refer to Miami Dade Health Centers, Inc. and its affiliated companies . All references to a “Fiscal” year refer to our fiscal year which ends June 30. As used herein, Fiscal 2008 refers to the fiscal year ending June 30, 2008, Fiscal 2007 refers to the fiscal year ended June 30, 2007, Fiscal 2006 refers to the fiscal year ended June 30, 2006, and Fiscal 2005 refers to the fiscal year ended June 30, 2005.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     All statements included in this Annual Report other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. Forward-looking statements may include statements about:
•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	The estimated increase in, or fair value of, our intangible assets as a result of our acquisition of the MDHC Companies (the “Acquisition”) and its impact on us;

•	Our ability to respond to future changes in Medicare and Medicaid reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	Our ability to timely open our Continucare ValuClinic health centers;

•	Our ability to expand our network through additional medical centers or other facilities;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”), the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the enhanced benefits our health maintenance organizations (“HMOs”) affiliates offer under their Medicare Advantage Plans;

•	Changes in the component of our medical claims expense attributable to the Medicare Prescription Drug program;

•	The ability of our stop-loss insurance coverage to limit the financial risk to us of our risk arrangements with our HMO affiliates;

•	The application and impact of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) on our future results of operations;

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The impact of the newly effective Medicare prescription drug plan on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or incorporated by reference in this Annual Report, including the section entitled “Risk Factors.” Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on three HMOs for substantially all of our revenues;

•	Our ability to respond to capital needs;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our and our HMO affiliates’ ability to improve efficiencies in utilization with respect to the Medicare Prescription Drug program;

•	Our ability to successfully integrate the MDHC Companies’ operations and personnel;

•	The realization of the expected synergies and benefits of the MDHC Acquisition;

•	Our ability to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Our ability to serve a significantly larger patient base;

•	Trends in patient enrollment;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers or the benefits we expect to realize from the MDHC Acquisition;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our respective managed care operations, including the risk that any additional premiums we may receive as a result of the newly effective Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we or the MDHC Companies provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts with HMOs;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Our estimate of the proportion of our total assets comprised of intangible assets and the fair value thereof following the MDHC Acquisition;

•	Our liability for medical claims incurred but not reported in a period exceeding our estimates;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods, including with respect to the goodwill resulting from the MDHC Acquisition;

•	The impact on our liquidity of any repurchases of our common stock that we may effect;

•	The inherent uncertainty in financial forecasts which are based upon assumptions which may prove incorrect or inaccurate;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
     We caution our investors not to place undue emphasis on these forward-looking statements, which speak only as of the date of this Annual Report and we undertake no obligation to update or revise these statements as a result of new information, future events or otherwise.
PART I
ITEM 1. BUSINESS
General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to 15 independent physician affiliates (“IPAs”). All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three HMOs, Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). As of June 30, 2007, we provided services to or for approximately 27,900 patients on a risk basis and approximately 11,700 patients on a limited or non-risk basis. For Fiscal 2007, approximately 89% and 8% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective October 1, 2006, we completed the Acquisition of the MDHC Companies. Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. The MDHC Companies, which opened their first medical center in 1999, provided primary care physician services and certain medical specialty and diagnostic services to approximately 17,000 patients at the time of the Acquisition in five medical centers in Miami-Dade County, Florida. The majority of the MDHC Companies’ patients are participants in Medicare and Medicaid HMO plans and substantially all of the MDHC Companies contracts with HMOs are on a risk basis. See Note 3 to the consolidated financial statements included herein for unaudited pro forma financial information for Fiscal 2007, 2006 and 2005 presenting our operating results as though the Acquisition occurred at the beginning of the respective periods.
     Effective March 1, 2007, one of the Physician Provider Agreements with Wellcare was amended from a non-risk arrangement to a risk arrangement under which we receive for our services fixed monthly payments per patient at a rate established by the contract. Under the risk arrangement we assume full financial responsibility for the provision of all necessary medical care to our patients. Under this Physician Provider Agreement, as of June 30, 2007, we provided services to approximately 900 Medicare Advantage patients enrolled in Wellcare managed care plans.
     Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of substantially all medical services provided to these members, even those we do not provide directly. Medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $15.7 million and $14.5 million in Fiscal 2007, respectively, and $8.7 million and $8.5 million in Fiscal 2006, respectively. As of June 30, 2007, the IPAs provided services to or for approximately 1,700 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million and $0.5 million during Fiscal 2006 and Fiscal 2005, respectively.
     We were incorporated in Florida in 1996 as the successor to a Florida corporation formed earlier in 1996. During Fiscal 2000 and 2001 we restructured much of our indebtedness, including the convertible subordinated notes we then had outstanding. During Fiscal 2004, the notes were converted into shares of our common stock. In an effort to streamline and stem operating losses, we implemented a plan to dispose of our home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of our home health operations are shown as discontinued operations in the Consolidated Statements of Cash Flows.
     Our principal place of business is 7200 Corporate Center Drive, Suite 600, Miami, Florida 33126. Our telephone number is 305-500-2000.
Acquisition
     Effective October 1, 2006, we completed the acquisition of the MDHC Companies. In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, we paid the MDHC Companies approximately $5.7 million in cash, issued to the MDHC Companies 20.0 million shares of our common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies. The 20.0 million shares of our common stock issued in connection with the Acquisition were issued pursuant to an exemption under the Securities Act of 1933, as amended, and 1.5 million of such 20.0 million shares were placed in escrow as security for indemnification obligations of the MDHC Companies and their principal owners, and, in Fiscal 2007, 264,142 of such shares were cancelled in connection with post-closing purchase price adjustments. Pursuant to the terms of the Acquisition, we are also obligated to pay the principal owners of the MDHC Companies an additional $1.0 million in cash on October 1, 2007, the first anniversary date of the closing. We will also make certain other payments to the principal owners of the MDHC Companies depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
     The purchase price, including acquisition costs, of approximately $66.2 million has been allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $13.6 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.4 million as of October 1, 2006, resulting in goodwill totaling $59.3 million. This purchase price allocation includes certain adjustments recorded during Fiscal 2007 that resulted in a decrease in goodwill of approximately $3.3 million. These adjustments primarily related to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to completion of the Acquisition and to adjustments to increase the estimated fair values of the identifiable intangible assets based on updated available information and assumptions. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of eight and five years, respectively. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The Acquisition consideration of $66.2 million includes the estimated fair value of our common stock issued to the MDHC Companies of $58.5 million, cash paid to the principal owners of $5.7 million, cash to be paid to the principal owners estimated to be approximately $1.0 million, and acquisition costs of approximately $1.0 million. The estimated fair value of the 20.0 million shares of our common stock issued effective October 1, 2006 to the MDHC Companies was based on a per share consideration of $2.96 which was calculated based upon the average of the closing market prices of our common stock for the period two days before through two days after the announcement of the execution of the Asset Purchase Agreement for the Acquisition. The fair value of the 264,142 shares cancelled in Fiscal 2007 in connection with post-closing purchase price adjustments was approximately $0.7 million based upon the closing market price of our common stock on the dates the shares were cancelled.
     On September 26, 2006, we entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (5.32% at June 30, 2007), (ii) requires us and our subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1, and (iii) are secured by substantially all of our assets, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, we fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition.
     Also effective September 26, 2006, we amended the terms of our existing credit facility that provides for a revolving loan to us of $5.0 million and a maturity date of September 30, 2007 (the “Credit Facility”). As a result of this amendment, we, among other things, eliminated the financial covenant which previously required our EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replaced such covenant with covenants requiring us and our subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, we drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition. Effective July 10, 2007, we obtained an extension of the maturity date of the Credit Facility until December 31, 2009.
     As a result of the Acquisition, our consolidated net indebtedness increased by approximately $7.6 million. However, as of June 30, 2007, we had repaid all of that increased indebtedness and had no outstanding principal balance on our Term Loans or our Credit Facility.
Industry Overview
     The United States health care market is large and growing. According to the Centers For Medicare and Medicaid Services (“CMS”), total outlays on health care in the United States were $2.0 trillion in 2005 and were projected to reach $4.1 trillion in 2016, representing an annual rate of increase of approximately 6.9%. The rate of the overall increase of health care outlays in the United States has been greater than the growth of the economy as a whole (measured by gross domestic product, or GDP). For example, in 2005 the rate of growth of total United States medical outlays was approximately one percentage point higher than the growth of GDP. The high growth rate of health care outlays is expected to continue. In 2006, health care outlays represented approximately 16.0% of GDP. CMS projects that this amount will increase to 19.6% of GDP by 2016. In addition, United States health care outlays have increased at a faster rate than the consumer price index. According to CMS, medical outlays in the United States were projected to grow by approximately 6.8% in 2006, as compared to actual increases of 6.9% in 2005, 7.7% in 2004 and 8.1% in 2003.
     The Medicare sector of the United States health care market is also large and growing. Medicare provided health care benefits to approximately 43 million elderly and disabled Americans in 2006, or approximately 14% of the population of the United States. With the coming retirement of the “Baby Boom” generation, a significant increase in the number of Medicare beneficiaries is forecast, with the number of Medicare beneficiaries expected to rise to over 75 million, or greater than 20% of the projected population of the United States, by 2030. Medicare outlays have also grown faster than both the GDP and the consumer price index, which growth is forecast to continue. For example, annual Medicare outlays exceeded $340 billion in 2005 and are expected to grow to over $800 billion by 2016.
     Medicare was established in 1965 and traditionally provided fee-for-service (indemnity) coverage for its members. Under fee-for-service coverage, Medicare assumes responsibility for paying all or a portion of the member’s covered medical fees, subject, in some cases, to a deductible or coinsurance payment. There are private Medicare managed care programs that provide an alternative to traditional fee-for-service coverage. Through a contract with CMS, private insurers, such as HMOs, may contract with CMS to provide health insurance coverage in exchange for a fixed monthly payment per member per month for Medicare-eligible individuals. Individuals who elect to participate in private Medicare managed care programs typically receive additional benefits not covered by Medicare’s traditional fee-for-service coverage program and are relieved of the obligation to pay some or all deductible or coinsurance amounts due.

     Participation in private Medicare managed care programs increased during the 1990s reaching a peak of 6.2 million participants in 1998, or approximately 16% of the Medicare-eligible population. As of November 2003, the number of participants had decreased to 4.6 million, or approximately 11% of the Medicare-eligible population. The number of participating private health plans also decreased during this period going from 346 plans in 1998 to 155 in November 2003. This decline in participation has been attributed to unpredictable and insufficient payments resulting from the alteration of payments to private plans associated with the Balanced Budget Act of 1997.
     The Medicare Modernization Act, adopted in December 2003, was intended, in part, to modernize and revitalize private plans under Medicare. The Medicare Modernization Act established the Medicare prescription drug offering that began in 2006, established new tax-advantaged Health Savings Account regulations and made significant changes to the private Medicare managed care programs which were named Medicare Advantage. These changes were a response to the decreased managed care participation in Medicare and the resulting lack of choice for Medicare beneficiaries. The Medicare Modernization Act made favorable changes to the premium rate calculation methodology and generally provides for program rates that we believe will better reflect the increased cost of medical services provided to Medicare beneficiaries.
     As a result of the Medicare Modernization Act’s enhanced payment rates and other provisions designed to expand Medicare Advantage offerings and make them more attractive to plan sponsors and beneficiaries, enrollment in Medicare Advantage programs has generally increased since December 2003 from approximately 5.3 million participants, or approximately 13% of the Medicare-eligible population, to approximately 7.7 million participants, or approximately 18% of the Medicare-eligible population, as of February 2007. The number of participating private health plans also increased dramatically during this period going from 155 plans in November 2003 to 579 plans in July 2007.
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
Our Market and Business Strategy
     The population of Florida was approximately 18.1 million in 2006, and approximately 30% of those residents are located in Miami-Dade, Broward and Hillsborough Counties. As of June 30, 2006, approximately 650,000 residents of Florida were enrolled in Medicare Advantage plans out of a Medicare-eligible population of approximately 3.0 million. The three HMOs with which we are affiliated account for approximately 49% of Medicare Advantage patients in the markets we serve.
     Our strategy is to:
•	increase patient volume at our existing medical centers;

•	selectively expand our network to include additional medical centers or other medical facilities and to penetrate new geographic markets; and

•	further develop our IPA management activities.
     We are also actively exploring expansion of our operations into other areas in which we believe can leverage our expertise in providing primary care medical services in order to establish a new revenue source to supplement the revenue we receive from providing medical services at our medical offices. As part of this strategy, during Fiscal 2007 we announced the anticipated opening of Continucare ValuClinic, our new line of consumer oriented, retail-based health centers. Continucare ValuClinic will offer treatment for common illnesses and will also offer other high demand health care services such as common vaccinations, physical examinations and diagnostic screenings in a quick, convenient, and patient-friendly health care setting. The clinics will be staffed primarily by certified nurse practitioners and physician assistants and will be open seven days a week with extended hours on weekdays. No appointment will be necessary and fees for services will represent a meaningful discount to care provided in more traditional healthcare settings. The first Continucare ValuClinic health centers are expected to open during Fiscal 2008 and will be located within Sedano’s Pharmacy stores in South Florida.
Increasing Patient Volume
     Our core business is comprised of our established network of medical centers from which we provide primary care services on an outpatient basis. As of June 30, 2007, we provided services at our medical centers under agreements with HMOs to approximately 27,900 patients on a risk basis and approximately 11,700 patients on a limited or non-risk basis. The dominant focus of these medical centers has historically been serving patients enrolled in Medicare Advantage plans sponsored by our HMO affiliates. We seek to increase the number of patients using our medical centers through the general marketing efforts of our affiliated HMOs and on our own through targeted marketing efforts. In addition to building our Medicare Advantage patient base we seek to increase the number of patients we serve in other lines of business. In particular we desire to increase our Medicaid patient base. In furtherance of this objective we have modified our arrangements with certain of our existing HMO affiliates to add Medicaid as a covered line of business and intend to expand our Medicaid HMO affiliations.
Selectively Expanding Our Network
     In addition to the MDHC Acquisition, we may seek to add additional medical centers or other medical facilities to our network either through acquisition or start up, although no assurance can be given of our ability to establish or acquire any additional locations. To date, we have focused on Miami-Dade, Broward and Hillsborough Counties, Florida. We expect we will identify and select acquisition candidates based in large part on the following broad criteria:
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
Our Medical Centers
     At our medical centers, physicians who are our employees or independent contractors act as primary care physicians practicing in the area of general, family and internal medicine with medical specialty services provided in certain of our centers. A typical medical center is operated in an office space that ranges from 5,000 to 8,000 square feet although two of our medical centers comprise approximately 23,000 and 49,000 square feet of space. In addition, certain of our medical centers provide diagnostic imaging services. A medical center is typically staffed with approximately two to three physicians, and is open five days a week. The physicians we employ or with whom we contract are generally retained under written agreements that provide for a rolling one-year term, subject to earlier termination in some circumstances. Under our standard physician agreements we are responsible for providing our physicians with malpractice insurance coverage.

Our IPAs
     We provide practice management assistance to IPAs. Our services include providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPAs to further assist with their practices. These services currently relate only to those patients served by the IPAs who are enrolled in Humana health plans. As of June 30, 2007, these IPAs provided services to approximately 1,700 patients on a risk basis and approximately 2,200 patients on a non-risk basis. Effective January 1, 2006, we entered into the Risk IPA Agreement with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. The Risk IPA Agreement replaced the Humana PGP Agreement under which we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Our IPAs practice primary care medicine on an outpatient basis in facilities similar to our medical centers. Our IPA physicians typically earn a capitated fee for providing the services and may be entitled to obtain bonus distributions if they operate their practice in accordance with their negotiated contract.
Medicare and Medicaid Considerations
     In Fiscal 2007, approximately 89% and 8% of our revenue was generated by providing services to Medicare-eligible members and Medicaid-eligible members, respectively. The federal government and state governments, including Florida, from time to time explore ways to reduce medical care costs through Medicare and Medicaid reform, specifically, and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare or Medicaid funding or any developments that would disqualify us from receiving Medicare or Medicaid funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition and cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.
     On January 1, 2006, the Medicare Prescription Drug Plan created by the Medicare Modernization Act became effective. As a result, our HMO affiliates have established or expanded prescription drug benefit plans for their Medicare Advantage members. Under the terms of our risk arrangements, we are financially responsible for a substantial portion of the cost of the prescription drugs our patients receive, and, in exchange, our HMO affiliates have agreed to provide us with an additional per member capitated fee related to prescription drug coverage. However, there can be no assurance that the additional fee that we receive will be sufficient to reimburse us for the additional costs that we may incur under the Medicare Prescription Drug Plan.
     In addition, the premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans are subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues as estimated in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustments, and a portion of each such HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with these HMOs are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During Fiscal 2007 and Fiscal 2006, our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $2.3 million and $1.7 million, respectively. No amount was recorded in Fiscal 2005 as the Medicare Prescription Drug Plan program was not then effective.
     The Medicare Prescription Drug Plan has also been subject to significant public criticism and controversy, and members of Congress have discussed possible changes to the program as well as ways to reduce the program’s cost to the federal government. We cannot predict what impact, if any, these developments may have on the Medicare Prescription Drug Plan or on our future financial results.
Our HMO Affiliates
     We currently have managed care agreements with several HMOs. Our most significant HMO affiliates are Humana, Vista and Wellcare. Our contracts with Humana, Vista and Wellcare are risk agreements under which we receive for our services fixed monthly payments per patient at a rate established by the contract. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients, even services we do not provide directly. In Fiscal 2007, we generated approximately 74%, 20% and 5% of our medical services revenue from Humana, Vista and Wellcare, respectively. We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms. We may selectively add new HMO affiliations, but we can provide no assurance that we will be successful in doing so. The loss of significant HMO contracts and/or the failure to regain or retain such HMO’s patients or the related revenues without entering into new HMO affiliations could have a material adverse effect on our business results of operations and financial condition.
Humana
     We currently have three agreements with Humana under which we provide medical services to members of Humana’s Medicare, Medicaid, commercial and other group health care plans; however, the majority of the revenue that we derive from our relationship with Humana is generated under two agreements, a Physician Practice Management Participation Agreement (the

“Humana PPMP Agreement”) and an Integrated Delivery System Participation Agreement (the “IDS Agreement”). Under these agreements we provide or arrange for the provision of covered medical services to each Humana member who selects one of our physicians as his or her primary care physician. We receive a capitated fee with respect to the patients assigned to us. For most of our Humana patients the capitated fee is a percentage of the premium that Humana receives with respect to that patient. These agreements are subject to Humana’s changes to the covered benefits that it elects to provide to its members and other terms and conditions. We must also comply with the terms of Humana’s policies and procedures, including Humana’s policies regarding referrals, approvals and utilization management and quality assessment.
     The initial term of the Humana PPMP Agreement extends through July 31, 2008, unless terminated earlier for cause, and, thereafter, the Humana PPMP Agreement renews for subsequent one-year terms unless either party provides 180-days written notice of its intent not to renew. The IDS Agreement extends through April 1, 2008 with automatic subsequent three-year renewal terms unless either party provides 180-days written notice of its intent not to renew. Each of these agreements provide Humana the right to immediately terminate the agreement, and/or any individual physician credentialed under the agreements, upon written notice, (i) if we and/or any of our physician’s continued participation in the relevant agreement may affect adversely the health, safety or welfare of any Humana member; (ii) if we and/or any of our physician’s continued participation in the relevant agreement may bring Humana or its health care networks into disrepute; (iii) in the event of one of our doctor’s death or incompetence; (iv) if any of our physicians fail to meet Humana’s credentialing criteria; (v) in accordance with Humana’s policies and procedures, (vi) if we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (vii) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). We and Humana may also each terminate these agreements upon 90 days’ prior written notice (with an opportunity to cure, if possible) in the event of the other’s material breach of the relevant agreement.
     In some cases, Humana may provide 30 days’ notice as to an amendment or modification of these agreements, including but not limited to, renegotiation of rates, covered benefits and other terms and conditions. Such amendments may include changes to the compensation rates. If Humana exercises its right to amend these agreements upon 30 days’ written notice, we may object to such amendment within the 30-day notice period. If we object to such amendment within the requisite time frame, Humana may terminate the relevant agreement upon 90 days’ written notice.
     One of our other agreements with Humana is the Risk IPA Agreement. Under the Risk IPA Agreement, we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida in return for a capitated fee per patient. The capitated fee is based on a percentage of the premium that Humana receives with respect to that patient. The Risk IPA Agreement relates to approximately 15 independent primary care physicians.
Vista
     We provide medical services to members of Vista’s Medicare, Medicaid, commercial and individual health care plans. Under our agreements with Vista, we provide or arrange for the provision of covered medical services to each Vista member who selects one of our physicians as his or her primary care physician. We receive a capitated fee with respect to the Vista patients assigned to us. For commercial and individual Vista patients the capitated fee is a fixed monthly payment per member. For Medicare and Medicaid patients the capitated fee is a percentage of the premium that Vista receives with respect to those patients. Our agreements with Vista are subject to Vista’s changes to the covered benefits that Vista elects to provide to its members and other terms and conditions. We must also comply with the terms of Vista’s policies and procedures, including Vista’s policies regarding referrals, approvals and utilization management and quality assessment.
     One of our two agreements with Vista expires on June 30, 2008 and the other expires on September 1, 2008 and each will automatically renew for successive one year periods unless either party provides the other with 180-days or 60-days notice, respectively, of its intent to terminate such agreement. Vista may terminate either of these agreements with us immediately if we materially breach the relevant agreement, provided that we are given an opportunity to cure such breach, and if we experience certain events of bankruptcy or insolvency. In addition, each of these agreements permits Vista to immediately terminate the agreement if Vista determines, in its sole reasonable discretion, that (i) our actions or inactions or those of our health care professionals are causing or may cause imminent danger to the health, safety or welfare of any Vista member; (ii) our or our health care professionals’ licenses, DEA registrations, hospital staff privileges, rights to participate in the Medicare or Medicaid program or other accreditations are restricted, suspended or revoked or if any of our health care professionals voluntarily relinquish any of those credentials and we do not promptly terminate that professional; (iii) our health care professionals’ ability to practice medicine is effectively impaired by an action of the Board of Medicine or other governmental agency; (iv) we are convicted of a criminal offense related to our involvement in Medicaid, Medicare or social service programs under Title XX of the Social Security Act; or (v) we or our medical professionals engaged in any other behavior or activity that could be hazardous or injurious to any Vista member.

Wellcare
     We are a party to two agreements with Wellcare under which we provide or arrange for the provision of medical services to each member of Wellcare’s Medicare plans who selects one of our physicians as his or her primary care physician. One of these agreements, the Physician Provider Agreement, was initially entered into on September 1, 2004 as a non-risk arrangement and was amended effective March 1, 2007 to a risk arrangement under which we receive for our services fixed monthly payments per patient at a rate established by the contract. This agreement has a one-year term and automatic subsequent one-year renewal terms, subject to certain termination provisions stipulated in the agreement. Under the risk arrangement we assume financial responsibility for the provision of all necessary medical care to our patients. Our other agreement with Wellcare, which is also a risk arrangement for Wellcare’s Medicare members, expires November 1, 2007 with automatic subsequent one year renewal terms unless either party provides the other with 90-days notice of its intent to terminate.
     We also have contracts with Wellcare and its affiliates for the provision of care for members of their Medicaid plans.
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

     State Fraud and Abuse Regulations. Various states also have anti-kickback laws applicable to licensed healthcare professionals and other providers and, in some instances, applicable to any person engaged in the proscribed conduct. For example, the Florida “Patient Brokering Act” which imposes criminal penalties, including jail terms and fines, for offering, soliciting, receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engage in any split-fee arrangement, in any form whatsoever, in return for the referral of patients or patronage from a healthcare provider or healthcare facility or in return for the acceptance or acknowledgement of treatment from a health care provider or health care facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician.
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
     Clinic Regulation and Licensure. The State of Florida Agency for Health Care Administration requires us to license each of our medical centers, including our ValuClinic locations, individually as health care clinics. Each medical center must renew its health care clinic licensure bi-annually. Further, the Florida Health Care Clinic Act requires that clinics have a medical director and prohibits such medical director or any physician affiliated with the medical director’s group practice from making referrals to the clinic if the clinic provides certain health care services, such as magnetic resonance imaging, static radiographs, computed tomography, or positron emission tomography. Violation of this prohibition against medical director referrals is a third degree felony.
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
     Health Care Professional Licensure and Supervision. Our physicians are subject to licensure requirements administered by the applicable Florida professional licensing board, including the Florida Board of Medicine and the Florida Board of Nursing. The failure of a health care professional to maintain a license with the applicable board could result in a shortage of health care providers and may trigger termination of one or more of our managed care agreements. The certified nurse practitioners and physician assistants who deliver care in our Continucare ValuClinic health care centers must be supervised as required by the Florida Medical Practice Act and the Florida Nurse Practice Act.
Employees
     At June 30, 2007, we employed or contracted with approximately 563 individuals of whom approximately 78 are physicians in our medical centers.
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
Available Information
     We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov. In addition, you can inspect the reports, proxy statements and other information we file at the offices of the American Stock Exchange, Inc., 86 Trinity Place, New York, New York 10006.

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
ITEM 1A. RISK FACTORS
Risks related to our business
Our operations are dependent on three health maintenance organizations.
     We derive substantially all of our revenues under our managed care agreements with three HMOs, Humana, Vista and Wellcare. In Fiscal 2007, we generated approximately 74%, 20% and 5% of our revenues from contracts with Humana, Vista and Wellcare, respectively. These agreements generally have terms of one year, with automatic one year renewal terms unless a party provides prior notice of its intention not to renew. These agreements also provide the HMOs with the right to terminate an agreement prior to the expiration of the term upon the occurrence of specified events. Accordingly, there is no assurance that these agreements will remain in effect. The loss of our managed care agreements with these HMOs, particularly Humana or Vista or significant reductions in payments to us under these contracts could have a material adverse effect on our business, financial condition and results of operations.
Under our most important contracts we are responsible for the cost of medical services to our patients in return for a fixed fee.
     Our most important contracts with Humana, Vista and Wellcare are risk agreements under which we receive for our services fixed monthly payments per patient at a rate established by the contract, also called a capitated fee. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients, even services we do not provide directly. Accordingly, we will be unable to adjust the revenues we receive under those contracts, and if medical claims expense exceeds our estimates our profits may decline. Relatively small changes in the ratio of our health care expenses to capitated revenues we receive can create significant changes in our financial results.
If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced.
     We cannot be profitable if our costs of providing the required medical services exceed the revenues that we derive from those services. However, our most important contracts with Humana, Vista and Wellcare require us to assume full financial responsibility for the provision of all necessary medical care in return for a capitated fee per patient at a rate established by the contract. Accordingly, as the costs of providing medical services to our patients under those contracts increases, the profits we receive with respect to those patients decreases. If we cannot continue to improve our controls and procedures for estimating and managing our costs, our business, results of operations, financial condition and ability to satisfy our obligations could be adversely affected.
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
     We depend on our physicians and other medical professionals to provide medical services to our managed care patients and independent physicians contracting with us to participate in provider networks we develop or manage. We compete with general acute care hospitals and other health care providers for the services of medical professionals. In addition, the reputation, expertise and demeanor of our physicians and other medical professionals are instrumental in our ability to attract patients. Demand for physicians and other medical professionals are high and such professionals often receive competing offers. If we are unable to successfully recruit and retain medical professionals our ability to successfully implement our business strategy could suffer. No assurance can be given that we will be able to continue to recruit and retain a sufficient number of qualified physicians and other medical professionals.
Our business exposes us to the risk of medical malpractice lawsuits.
     Our business entails an inherent risk of claims against physicians for professional services rendered to patients, and we periodically become involved as a defendant in medical malpractice lawsuits. Medical malpractice claims are subject to the attendant risk of substantial damage awards. Although we maintain insurance against these claims, if liability results from any of our pending or any future medical malpractice claims, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liability arising out of these proceedings or that as a result of such liability we will be able to renew our medical malpractice insurance coverage on acceptable terms, if at all. There can be no assurance that pending or future litigation will not have a material adverse affect on us or that liability resulting from litigation will not exceed our insurance coverage.
Our revenues will be affected by the Medicare Risk Adjustment program.
     The majority of patients to whom we provide care are Medicare-eligible and participate in the Medicare Advantage program. CMS implemented its Medicare Risk Adjustment project during which it transitioned its premium calculation methodology to a new system that takes into account the health status of Medicare Advantage participants in determining premiums paid for each participant rather than only considering demographic factors, as was historically the case. Beginning January 1, 2004, the new risk adjustment system required that ambulatory data be incorporated into the premium calculation, starting from a blend consisting of a 30% risk adjustment payment and the remaining 70% based on demographic factors. For 2005, the blend of demographic risk adjustment payments and demographic factors were given equal weight. For 2006, the blend consisted of a 75% risk adjustment payment and 25% based on demographic factors. For 2007, the premium calculation is 100% based on risk adjustment payments.
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
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
     Effective June 30, 2007, we became subject to the assessment and attestation processes required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires management’s annual review and evaluation of our internal control systems, and attestation as to the effectiveness of these systems by our independent registered public accounting firm. We have expended and expect to continue to expend significant resources and management time documenting and testing our internal systems and procedures. If we fail to maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting or that our auditors will be able to provide their own opinion on our internal controls in accordance with Section 404. Absolute assurance also cannot be provided that testing will reveal all material weaknesses or significant deficiencies in internal control over financial reporting.

     As permitted by SEC rules, we did not include the MDHC Companies, which we acquired effective October 1, 2006, in our management’s assessment of internal controls as of June 30, 2007. However, as of June 30, 2008, we will be required to assess the effectiveness of the internal controls of the MDHC Companies in addition to those of our existing business. The MDHC Companies were a privately-held business at the time of the Acquisition, and privately-held businesses are not subject to the same requirements for internal controls as public companies. While we intend to address any material weaknesses at acquired companies (including the MDHC Companies), there is no assurance that this will be accomplished. If we fail to strengthen the effectiveness of acquired companies’ internal controls, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.
A significant portion of our voting power is concentrated.
     One of our directors, Dr. Phillip Frost, and entities affiliated with him, beneficially owned approximately 35% of our outstanding common stock and the principal owners of the MDHC Companies, in the aggregate, beneficially owned approximately 21% of our outstanding common stock as of August 31, 2007. Based on the significant beneficial ownership of our common stock by Dr. Frost and the principal owners of the MDHC Companies, other shareholders have little ability to influence corporate actions requiring shareholder approval, including the election of directors. If Dr. Frost and the principal owners of the MDHC Companies voted in the same manner, they would be able to effectively control any shareholder votes or actions with respect to such matter. This influence may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal that Dr. Frost or the principal owners of the MDHC Companies favor or to wage a proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.
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
     Our information processing systems allow us to monitor the medical services we provide to patients. They also enable us to provide our HMO affiliates with information they use to calculate the payments due to us. For example, revenue we are entitled to receive under our HMO agreements is dependent, in part, on the health status of our patients and demographic factors, and we rely on our information processing systems to compile all or a portion of that data. The failure to accurately and timely provide that data to our HMO affiliates could impact the revenue we receive for our patients. These systems are vital to our growth. Although we license most of our information processing systems from third-party vendors we believe to be reliable, we developed certain elements of our information processing systems internally. Our current systems may not perform as expected or provide efficient operational solutions if:
•	we fail to adequately identify or are unsuccessful in implementing solutions for all of our information and processing needs;

•	our processing or information systems fail; or

•	we fail to upgrade systems as necessary.

Volatility of our stock price could adversely affect you.
     The market price of our common stock could fluctuate significantly as a result of many factors, including factors that are beyond our ability to control or foresee. These factors include:
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
     We issued 19.7 million shares of our common stock in connection with the MDHC Acquisition, which represents approximately 28.2% of our outstanding common stock as of June 30, 2007. All such shares are deemed “restricted securities” under federal securities laws. We registered the offer and resale of up to 3.0 million shares of our common stock issued pursuant to the MDHC Acquisition Agreement in accordance with the terms of a registration rights agreement permitting the owners of the MDHC Companies to sell in public or private transactions during the six-month period commencing April 1, 2007 and ending September 30, 2007. Further, the owners of the MDHC Companies will be permitted to offer and sell the shares of common stock they received as a result of the acquisition pursuant to Rule 144 under the Securities Act of 1933 beginning on October 1, 2007. The sale of a substantial amount of our common stock by the owners of the MDHC Companies could adversely affect its market price. It could also impair our ability to raise money through the sale of more common stock or other forms of capital.
We may not realize the anticipated benefits from the MDHC Acquisition.
     We may not achieve the benefits we are seeking from the MDHC Acquisition. There is no assurance that we will successfully complete the integration of the MDHC Companies’ business with our operations in a manner that will enable us to achieve the anticipated benefits of the transaction, that we will otherwise succeed in growing our business, or that the financial results of the combined company will meet or exceed the financial results that we would have achieved without the acquisition. As a result, our operations and financial results may suffer and the market price of our common stock may decline.
The indemnification obligations under the MDHC Acquisition Agreement are limited.
     The MDHC Companies and their owners have agreed to indemnify us for certain breaches of covenants, warranties and representations, for failures to perform their obligations pursuant to the MDHC Acquisition Agreement and ancillary agreements as well as for the liabilities we did not agree to assume. In the event of certain breaches of representations and warranties subject to indemnification, we are only entitled to be indemnified by the breaching owners if the aggregate amount of damages resulting from such breach exceeds $500,000; and then only to the extent such damages exceed $500,000. Additionally, the indemnification obligations of the owners of the MDHC Companies are not joint and several. As a result, if even one owner is unable to pay the amount owed to us under the indemnification provisions of the MDHC Acquisition Agreement, we will not be able to receive the full amount of indemnification to which we are entitled. These indemnification obligations may be inadequate to fully address any damages we may incur, and our operations and financial results as well as the market price of our common stock may suffer as a result.
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

If we are unable to successfully complete the integration of the MDHC Companies’ business operations into our business operations, we may not realize the anticipated benefits from the Acquisition and our business could be adversely affected.
     The MDHC Acquisition involves the integration of companies that have previously operated independently. We are in the process of integrating the MDHC Companies’ operations with ours which requires the consolidation of operations, systems and procedures, elimination of redundancies and reduction of costs. We are also integrating the MDHC Companies’ Medicaid line of business, a business area with which we do not have significant experience, into our business. If we are unable to successfully complete the integration, we may not realize the anticipated potential benefits of the Acquisition, and our business and results of operations could be adversely affected. Difficulties could include the loss of key employees, patients or HMO affiliations, the disruption of our and the MDHC Companies’ ongoing businesses and possible inconsistencies in standards, controls, procedures and policies. Additionally, a number of factors beyond our control could prevent us from realizing any efficiencies and cost savings we expect.
Our intangible assets substantially increased as a result of the Acquisition of the MDHC Companies.
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $81.8 million, which represented approximately 70% of our total assets at June 30, 2007. The most significant component of our intangible assets consists of intangible assets recorded as a result of the Acquisition of the MDHC Companies, which increased goodwill by approximately $59.3 million and other intangible assets by approximately $7.7 million at June 30, 2007.
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
     We anticipate that a portion of our future growth may be accomplished through acquisitions. The success of this strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these companies, obtain necessary financing on acceptable terms and successfully integrate the operations of these businesses. In pursuing acquisition and investment opportunities, we may compete with other companies that have similar growth strategies. Some of these competitors are larger and have greater financial and other resources than we have. This competition may prevent us from acquiring businesses that could improve our growth or expand our operations.
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
     Our business is regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than our shareholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with our patients, other providers and the public. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:
•	forfeiture of amounts we have been paid;

•	imposition of civil or criminal penalties, fines or other sanctions on us;

•	loss of our right to participate in government-sponsored programs, including Medicare and Medicaid;

•	damage to our reputation in various markets;

•	increased difficulty in hiring or retaining qualified medical personnel or marketing our products and services; and

•	loss of one or more of our licenses to provide health care services.
     Any of these events could reduce our revenues and profitability and otherwise adversely affect our operating results.
The health care industry is subject to continued scrutiny.
     The health care industry, generally, and HMOs specifically, have been the subject of increased government and public scrutiny in recent years, which has focused on the appropriateness of the care provided, referral and marketing practices and other matters. Increased media and public attention has focused on the outpatient services industry in particular as a result of allegations of fraudulent practices related to the nature and duration of patient treatments, illegal remuneration and certain marketing, admission and billing practices by certain health care providers. The alleged practices have been the subject of federal and state investigations, as well as other legal proceedings. There can be no assurance that we or our HMO affiliates will not be subject to federal or state review from time to time, and any such investigation could adversely impact our business or results of operations, even if we are not ultimately found to have violated the law.
Our insurance coverage may not be adequate, and rising insurance premiums could negatively affect our profitability.
     We rely on insurance to protect us from many business risks, including, “stop loss” insurance. In most cases, as is the trend in the health care industry, as insurance policies expire, we may only be able to procure policies with narrower coverage, more exclusions and higher premiums. In some cases, coverage may not be available at any price. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations.

Deficit spending and economic downturns could negatively impact our results of operations.
     Adverse developments in the economy often result in decreases in the federal budget and associated changes in the federal government’s spending priorities. We are presently in a period of deficit spending by the federal government, and those deficits are presently expected to continue for at least the next several years. Continued deficit spending by the federal government could lead to increased pressure to reduce governmentally funded programs such as Medicare and Medicaid. If governmental funding of the Medicare or Medicaid programs was reduced without a counterbalancing adjustment in the benefits offered to patients, our results of operations could be negatively impacted.
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
Health care reform initiatives, particularly changes to the Medicare system, could adversely affect our operations.
     Substantially all of our medical services revenues from continuing operations are based upon Medicare funded programs. The federal government from time to time explores ways to reduce medical care costs through Medicare reform and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare funding or mandate increased benefit levels or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. There are currently pending legislative proposals in the United States Congress that could reduce future Medicare premium rates, eliminate coverage for certain benefits and mandate increased benefit levels and , as a result, medical expenses for Medicare beneficiaries. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations. In addition, to the extent that we are successful in increasing our Medicaid patient base and line of business, we would be subject to similar risks as they apply to Medicaid funded programs.
Medicare premiums have generally risen more slowly than the cost of providing health care services.
     Our revenues are largely determined by the premiums that are paid to our affiliated HMOs under their Medicare Advantage (formerly known as Medicare+Choice) contracts. Although CMS has generally increased the premiums paid to the HMOs for Medicare Advantage patients each year, the rate of increase has generally been less than the rate at which the cost of providing health care services, including prescription drugs, has increased on a national average. As a result, we are under increasing pressure to contain our costs, and the margin we realize on providing health care services has generally decreased over time. There can be no assurance that CMS will maintain its premiums at the current level or continue to increase its premiums each year. Additionally there can be no assurances that we will receive the total benefit of any premium increase the HMOs may receive.
ITEM 2. PROPERTIES
     We lease approximately 9,800 square feet of corporate office space in Miami, Florida under a lease expiring in December 2009 with average annual base lease payments of approximately $172,000.
     Of the 18 medical centers that we operated as of June 30, 2007, six are leased from independent landlords, one is leased from a landlord affiliated with certain of the principal owners of the MDHC Companies, and eleven are leased from Humana. The leases with Humana are tied to our managed care arrangement. We also own a facility in Hialeah, Florida, comprising approximately 49,000 square feet of medical office and administrative space and a 7,000 square foot medical facility in Homestead, Florida.
ITEM 3. LEGAL PROCEEDINGS
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
     We are also involved in other legal proceedings incidental to our business that arise from time to time out of the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. We record an accrual for claims related to legal proceedings, which includes amounts for insurance deductibles and projected exposure, based on our estimate of the ultimate outcome of such claims.
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

	HIGH	LOW
Fiscal Year 2007
Quarter Ended June 30, 2007	$3.62	$2.97
Quarter Ended March 31, 2007	3.69	2.56
Quarter Ended December 31, 2006	2.99	2.29
Quarter Ended September 30, 2006	3.05	2.46

Fiscal Year 2006:
Quarter Ended June 30, 2006	$3.15	$2.62
Quarter Ended March 31, 2006	2.87	2.35
Quarter Ended December 31, 2005	2.76	2.25
Quarter Ended September 30, 2005	2.89	2.15
     As of the close of business on August 31, 2007, there were approximately 157 record holders of our common stock. We have not paid dividends on our common stock and do not contemplate paying dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of June 30, 2007, with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance
Plans approved by stockholders	4,844,220	$1.87	2,838,001
Plans not approved by stockholders	—	—	—

	4,844,220		2,838,001

Performance Graph
     Set forth below is a line graph comparing the cumulative total shareholder return on Continucare’s common stock against the cumulative total return of the AMEX Composite Index and the NASDAQ Health Services Index for the period of June 30, 2002 to June 30, 2007.

	Cumulative Total Return
	6/02	6/03	6/04	6/05	6/06	6/07
Continucare Corporation	100.00	221.05	1010.53	1289.47	1552.63	1626.32
Amex Composite	100.00	108.49	141.09	179.55	221.32	273.59
NASDAQ Health Services	100.00	95.81	123.82	162.08	151.26	168.04

*	$100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In May 2005, we announced that we had increased our previously announced stock repurchase program to authorize the buy back of up to 2,500,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the fourth quarter of Fiscal 2007:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of	Average Price Paid	Part of Publicly	Shares that May Yet Be
Period	Shares Purchased	per Share	Announced Plan	Purchased Under the Plan
April 1 to April 30, 2007	—	N/A	—	1,342,533
May 1 to May 31, 2007	—	N/A	—	1,342,533
June 1 to June 30, 2007	—	N/A	—	1,342,533

Totals	—	N/A	—
ITEM 6. SELECTED FINANCIAL DATA
     Set forth below is our selected historical consolidated financial data as of and for Fiscal 2007, 2006, 2005, 2004 and 2003 that has been derived from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended June 30,
	2007	2006	2005	2004 (1)	2003 (1)
Revenue:
Medical services revenue	$216,878,488	$132,629,665	$111,316,174	$101,123,346	$97,164,834
Management fee revenue and other income	267,799	361,247	914,939	700,756	—

Total revenue	217,146,287	132,990,912	112,231,113	101,824,102	97,164,834
Operating expenses:
Medical services:
Medical claims	161,153,828	97,781,447	81,104,665	76,333,580	74,046,265
Other direct costs	22,919,746	13,137,396	12,648,297	11,665,894	10,696,997

Total medical services	184,073,574	110,918,843	93,752,962	87,999,474	84,743,262
Administrative payroll and employee benefits	9,192,670	6,538,295	5,107,672	3,822,949	3,681,446
General and administrative	13,990,439	7,584,205	7,059,602	5,821,871	6,252,347
Gain on extinguishment of debt	—	—	(3,000,000)	(850,000)	—

Total operating expenses	207,256,683	125,041,343	102,920,236	96,794,294	94,677,055

Income from operations	9,889,604	7,949,569	9,310,877	5,029,808	2,487,779
Other income (expense):
Interest income	356,192	331,001	108,000	4,793	6,568
Interest expense	(49,746)	(12,870)	(702,946)	(1,006,082)	(956,327)
Medicare settlement related to terminated operations	—	—	—	2,218,278	—

Income from continuing operations before income tax provision (benefit)	10,196,050	8,267,700	8,715,931	6,246,797	1,538,020
Income tax provision (benefit)	3,892,605	2,930,161	(7,175,561)	—	—

Income from continuing operations	6,303,445	5,337,539	15,891,492	6,246,797	1,538,020
Income (loss) from discontinued operations:
Home health operations	—	—	—	(1,666,934)	(1,830,118)
Terminated IPAs	—	—	—	73,091	350,696

Total loss from discontinued operations	—	—	—	(1,593,843)	(1,479,422)

Net income	$6,303,445	$5,337,539	$15,891,492	$4,652,954	$58,598

Basic net income per common share:
Income from continuing operations	$.10	$.11	$.32	$.14	$.04
Loss from discontinued operations	—	—	—	(.03)	(.04)

Net income per common share	$.10	$.11	$.32	$.11	$—

Diluted net income per common share:
Income from continuing operations	$.10	$.10	$.31	$.12	$.04
Loss from discontinued operations	—	—	—	(.03)	(.04)

Net income per common share	$.10	$.10	$.31	$.09	$—

Cash dividends declared	$—	$—	$—	$—	$—

CONSOLIDATED BALANCE SHEET DATA:

	As of June 30,
	2007	2006	2005	2004 (1)	2003 (1)
Total assets	$116,937,548	$41,994,347	$34,137,935	$21,908,181	$20,999,976
Long-term obligations, including current portion	$331,319	$195,819	$107,710	$337,186	$9,597,063

(1)	These amounts have been adjusted to reflect the termination of certain lines of business, discussed in Note 1 in the accompanying Consolidated Financial Statements, as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. We are a provider of primary care physician services. Through our network of 18 medical centers and 15 IPAs located in Miami-Dade, Broward and Hillsborough Counties, Florida, we were responsible for providing primary care medical services or overseeing the provision of primary care services by affiliated physicians to approximately 27,900 patients on a risk basis and approximately 11,700 patients on a limited or non-risk basis as of June 30, 2007. In Fiscal 2007, approximately 89% and 8% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under risk agreements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective October 1, 2006, we completed the Acquisition of the MDHC Companies. Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. See Note 3 to the consolidated financial statements included herein for unaudited pro forma financial information for Fiscal 2007, 2006 and 2005 presenting our operating results as though the Acquisition occurred at the beginning of the respective periods.
     Effective March 1, 2007, one of the Physician Provider Agreements with Wellcare was amended from a non-risk arrangement to a risk arrangement under which we receive for our services fixed monthly payments per patient at a rate established by the contract. Under the risk arrangement we assume full financial responsibility for the provision of all necessary medical care to our patients. Under this Physician Provider Agreement, as of June 30, 2007, we provided services to approximately 900 Medicare Advantage patients enrolled in Wellcare managed care plans.
     Effective January 1, 2006, we entered into the Risk IPA Agreement with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of all medical services provided to these members, even those we do not provide directly. Medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $15.7 million and $14.5 million in Fiscal 2007, respectively, and $8.7 million and $8.5 million in Fiscal 2006, respectively. As of June 30, 2007, the IPAs provided services to or for approximately 1,700 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Humana PGP Agreement that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million and $0.5 million during Fiscal 2006 and 2005, respectively.
     In an effort to streamline and stem operating losses, we implemented a plan to dispose of our home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the home health operations are shown as discontinued operations in the Consolidated Statements of Cash Flows.
Medicare and Medicaid Considerations
     Substantially all of our medical services revenue from continuing operations is based upon Medicare and Medicaid funded programs. The federal government and state governments, including Florida, from time to time explore ways to reduce medical care costs through Medicare and Medicaid reform, specifically, and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare or Medicaid funding or mandate increased benefit levels or any developments that would disqualify us from receiving Medicare or Medicaid funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition and cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare or Medicaid reform proposal ultimately adopted may have on our business, financial position or results of operations.
     On January 1, 2006, the Medicare Prescription Drug Plan created by the Medicare Modernization Act became effective. As a result, our HMO affiliates have established or expanded prescription drug benefit plans for their Medicare Advantage members. Under the terms of our risk arrangements, we are financially responsible for a substantial portion of the cost of the prescription drugs our patients receive, and, in exchange, our HMO affiliates have agreed to provide us with an additional per member capitated fee related to prescription drug coverage. However, there can be no assurance that the additional fee that we receive will be sufficient to reimburse us for the additional costs that we may incur under the Medicare Prescription Drug Plan.

     In addition, the premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues estimated in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, revenue recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During Fiscal 2007 and 2006, our HMO affiliates allocated to us an adjustment related to their risk corridor payment which had the effect of reducing our operating income by approximately $2.3 million and $1.7 million, respectively. No amount was recorded in Fiscal 2005 as the Medicare Prescription Drug Plan program was not then effective.
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
     Revenue Recognition
     Under our risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. We record any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO.
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2007 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
     Under our limited risk and non-risk contracts with HMOs, we receive a capitation fee or management fee based on the number of patients for which we are providing services on a monthly basis. The capitation fee or management fee is recorded as revenue in the period in which services are provided as determined by the respective contract.
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
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of June 30, 2007 was between approximately $22.7 million and $26.1 million. Based on our internal analysis and the independent actuarial calculation, as of June 30, 2007, we recorded a liability of approximately $23.6 million for IBNR. The increase in the liability for IBNR of $9.4 million or 66.2% to $23.6 million as of June 30, 2007 from $14.2 million as of June 30, 2006 was primarily due to the additional liability recorded for IBNR related to the operations of the MDHC Companies. The increase in the liability for IBNR of $2.5 million or 21.4% to $14.2 million as of June 30, 2006 from $11.7 million as of June 30, 2005 was primarily due to the additional liability recorded for IBNR related to the IPAs converted to a risk arrangement in January 2006.
     Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 70% of our total assets at June 30, 2007. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the MDHC Acquisition. The purchase price, including acquisition costs, of approximately $66.2 million was allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $13.6 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.4 million as of October 1, 2006, resulting in goodwill totaling $59.3 million.
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
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2007, and determined that no indicators of impairment existed. Accordingly, no impairment charges were required at June 30, 2007. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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

     At June 30, 2007, we had deferred tax liabilities in excess of deferred tax assets of approximately $3.2 million. During Fiscal 2007, we determined that it is more likely than not that the deferred tax assets will be realized (although realization is not assured), resulting in no valuation allowance at June 30, 2007.
     Stock-Based Compensation Expense
     Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R) we followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for employee stock options. For Fiscal 2007, the Company recognized excess tax benefits of approximately $0.5 million resulting from the exercise of stock options. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities in Fiscal 2007 of $0.5 million. For Fiscal 2006, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable.
     SFAS 123(R) requires us to recognize compensation costs in our financial statements related to our share-based payment transactions with employees and directors. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. As a result of adopting SFAS No. 123(R) on July 1, 2005, we recognized share-based compensation expense of $1.7 million and $1.3 million for Fiscal 2007 and Fiscal 2006, respectively. As of June 30, 2007, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during Fiscal 2007 based on the following assumptions: risk-free interest rate ranging from 4.81% to 5.18%; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 63.7%; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during Fiscal 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.21% to 5.16%; dividend yield of 0%; volatility factor of the expected market price of our common stock of 71.1%; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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

Results of Operations
     The following tables set forth, for the periods indicated, selected operating data as a percentage of total revenue.

	Year ended June 30,
	2007	2006	2005
Revenue:
Medical services revenue	99.9%	99.7%	99.2%
Management fee revenue and other income	0.1	0.3	0.8

Total revenue	100.0	100.0	100.0

Operating expenses:
Medical services:
Medical claims	74.2	73.5	72.3
Other direct costs	10.6	9.9	11.2

Total medical services	84.8	83.4	83.5
Administrative payroll and employee benefits	4.2	4.9	4.6
General and administrative	6.4	5.7	6.3
Gain on extinguishment of debt	—	—	(2.7)

Total operating expenses	95.4	94.0	91.7

Income from operations	4.6	6.0	8.3
Other income (expense):
Interest income	0.1	0.2	0.1
Interest expense	—	—	(0.6)

Income before income tax provision (benefit)	4.7	6.2	7.8
Income tax provision (benefit)	1.8	2.2	(6.4)

Net income	2.9%	4.0%	14.2%

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2007 TO FISCAL YEAR ENDED JUNE 30, 2006
Revenue
     Medical services revenue increased by $84.3 million, or 63.5%, to $216.9 million for Fiscal 2007 from $132.6 million for Fiscal 2006 due primarily to revenue related to the operations of the MDHC Companies.
     The most significant component of our medical services revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $66.2 million or 51.9%, during Fiscal 2007. During Fiscal 2007, revenue generated by our Medicare risk arrangements increased approximately 12.0% on a per patient per month basis and Medicare patient months increased by approximately 35.6% over Fiscal 2006. The increase in Medicare patient months was primarily due to the Acquisition of the MDHC Companies effective October 1, 2006 and the conversion of the IPAs from a non-risk arrangement to a risk arrangement effective January 1, 2006. The increase in the per member per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and the increased phase-in of the Medicare risk adjustment program. The increase in the per member per month Medicare revenue effective January 1, 2007 for the operations associated with the MDHC Companies, however, was lower than anticipated due primarily to a decline in their Medicare risk adjustment scores. We believe that the current Medicare risk adjustment scores of the patient population associated with the operations of the MDHC Companies may not fully reflect the current health status of the patients and, as a result, we are working to update and provide more complete information regarding the health status of these patients which we believe will result in a favorable revenue adjustment during our fiscal year ending June 30, 2008. However, there is no assurance that the updated health status information for this patient population will result in any favorable revenue adjustment in future periods. Based on information received from our HMO affiliates and CMS, we believe that our Medicare premiums on a per patient per month basis will increase by approximately 3% effective January 1, 2008 without taking into account any adjustments resulting from changes in our Medicare risk adjustment scores. There is, however, no assurance that our premiums will increase by this amount, if at all, or that the effect of any CMS risk adjustment will not result in a negative adjustment.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status, demographic factors and, in the case of Medicare Prescription Drug Plan benefits, CMS’s risk corridor adjustment methodology. The net results of these adjustments included in medical services revenue for the three-month periods ended June 30, 2007 and 2006 were favorable retroactive Medicare adjustments of $1.5 million and $0.3 million, respectively. The net results of these adjustments included in medical services revenue for Fiscal 2007 and 2006 were unfavorable retroactive Medicare adjustments of $0.1 million and favorable retroactive Medicare adjustments of $0.9 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.

     During the three-month period ended June 30, 2007 and Fiscal 2007, we received payments and recorded amounts due from our HMO affiliates of approximately $0.4 million and $3.6 million, respectively, related primarily to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to completion of the Acquisition. While these transactions ordinarily are reflected in our results of operations, since they related to periods prior to our acquisition of the MDHC Companies, they were instead recorded as purchase accounting adjustments which decreased the amount of goodwill we recorded for the Acquisition.
     Management fee revenue and other income were $0.3 million and $0.4 million for Fiscal 2007 and Fiscal 2006, respectively. The decrease of $0.1 million was related primarily to a decrease in revenue generated under our non-risk contracts with Humana under the PGP Agreement.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 74% and 80% of our medical services revenue for Fiscal 2007 and Fiscal 2006, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 20% of our medical services revenue for Fiscal 2007 and Fiscal 2006.
Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients including a portion of our stock-based compensation expense. Because our risk contracts with HMOs provide that we are financially responsible for the cost of substantially all medical services provided to our patients under those contracts, our medical claims expense includes the costs of prescription drugs our patients receive as well as medical services provided to patients under our risk contracts by providers other than us. Other direct costs include the salaries, taxes and benefits of our health professionals providing primary care and specialty services, medical malpractice insurance costs, capitation payments to our IPA physicians and other costs related to the provision of medical services to our patients.
     Medical services expenses for Fiscal 2007 increased by $73.2 million, or 66.0%, to $184.1 million from $110.9 million for Fiscal 2006 primarily due to the medical expenses related to the operations of the MDHC Companies. Medical claims expense, which is the largest component of medical services expense, increased by $63.4 million, or 64.8%, to $161.2 million for Fiscal 2007 from $97.8 million for Fiscal 2006 primarily due to an increase in Medicare claims expense of $51.4 million or 54.3% resulting from a 13.7% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and a 35.6% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry. The increase in Medicare patient months is primarily attributable to the acquisition of the MDHC Companies and the conversion of the IPAs to a risk arrangement effective January 1, 2006.
     Medical services expenses increased to 84.8% of total revenue for Fiscal 2007 as compared to 83.4% for Fiscal 2006. Our claims loss ratio (medical claims expense as a percentage of medical services revenue) increased to 74.3% for Fiscal 2007 from 73.7% for Fiscal 2006. These increases were primarily due to an increase in Medicare claims expense at a greater rate than increases in Medicare revenue on a per patient per month basis caused by enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry. HMOs are under continuing competitive pressure to offer enhanced, and possibly more expensive, benefits to their Medicare Advantage members. However, the premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods which could reduce our profitability and cash flows.
     Other direct costs increased by $9.8 million, or 74.5%, to $22.9 million for Fiscal 2007 from $13.1 million for Fiscal 2006. As a percentage of total revenue, other direct costs increased to 10.6% for Fiscal 2007 from 9.9% for Fiscal 2006. The increase in the amount of other direct costs was primarily due to the expenses related to the operations of the MDHC Companies.
     Administrative payroll and employee benefits expense increased by $2.7 million, or 40.6%, to $9.2 million for Fiscal 2007 from $6.5 million for Fiscal 2006. As a percentage of total revenue, administrative payroll and employee benefits expense decreased to 4.2% for Fiscal 2007 from 4.9% for Fiscal 2006. The increase in administrative payroll and employee benefits expense was primarily due to an increase in personnel in connection with the acquisition of the MDHC Companies.
     General and administrative expenses increased by $6.4 million or 84.5%, to $14.0 million for Fiscal 2007 from $7.6 million for Fiscal 2006. As a percentage of total revenue, general and administrative expenses increased to 6.4% for Fiscal 2007 from 5.7% for Fiscal 2006. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies, an increase in professional fees and an increase in amortization expense resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies.
Income from Operations
     Income from operations for Fiscal 2007 increased by $2.0 million to $9.9 million from $7.9 million for Fiscal 2006.

Taxes
     An income tax provision of $3.9 million and $2.9 million was recorded for Fiscal 2007 and Fiscal 2006, respectively. The effective tax rates for Fiscal 2007 and Fiscal 2006 were 38.2% and 35.4%, respectively. The increase in the effective tax rate was primarily due to certain adjustments recorded in Fiscal 2006 related to non-deductible items.
Net Income
     Net income for Fiscal 2007 increased by $1.0 million to $6.3 million from $5.3 million for Fiscal 2006.
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
     Notwithstanding the increase in the amount of our medical services expenses during Fiscal 2006, the increase in our medical services revenue more than offset the increase in our medical services expenses. Medical services expenses decreased to 83.4% of total revenue for Fiscal 2006 as compared to 83.5% for Fiscal 2005. Our claims loss ratio (medical claims expense as a percentage of medical services revenue), however, increased to 73.7% in Fiscal 2006 from 72.9% in Fiscal 2005. This increase was primarily due to the higher historical claims loss ratio experienced by the IPAs that were converted from a non-risk arrangement to a risk arrangement effective January 1, 2006. In addition, our HMO affiliates enhanced certain benefits offered to Medicare patients for calendar 2006.
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
Net Income
     Net income for Fiscal 2006 decreased by $10.6 million to $5.3 million from $15.9 million for Fiscal 2005 due primarily to the $3.0 million gain on extinguishment of debt recognized in Fiscal 2005 and the $10.1 million increase in the income tax provision resulting from the recognition of an income tax provision of $2.9 million in Fiscal 2006 compared to a $7.2 million income tax benefit recorded in Fiscal 2005.
Liquidity and Capital Resources
     At June 30, 2007, working capital was $16.6 million, an increase of $1.0 million from working capital of $15.6 million at June 30, 2006. The increase in working capital was primarily due to an increase in amounts due from HMOs of $7.2 million resulting primarily from amounts due from our HMO affiliates for favorable Medicare premium adjustments, partially offset by a decrease in cash and cash equivalents of $3.4 million primarily due to the cash used to pay the cash consideration in the Acquisition of the MDHC Companies and an increase in current liabilities of $3.5 million. As a result of the collection of the favorable Medicare premium adjustments in August 2007, our cash and cash equivalents increased to approximately $13.5 million as of August 31, 2007.
     Net cash of $10.9 million was provided by operating activities from continuing operations during Fiscal 2007 compared to $6.9 million in Fiscal 2006 and $7.9 million in Fiscal 2005. The $4.0 million increase in cash provided by operating activities for Fiscal 2007 compared to Fiscal 2006 was primarily due to an increase in net income of $1.0 million, a net increase in depreciation and amortization expense of $1.3 million and a net increase in income taxes payable of $1.0 million. The decrease of $1.0 million in cash provided by operating activities from continuing operations for Fiscal 2006 compared to Fiscal 2005 was primarily due to an increase in amounts due from HMOs of $2.1 million.
     Net cash of $7.0 million was used for investing activities from continuing operations in Fiscal 2007 compared to $1.2 million in Fiscal 2006 and $0.8 million in Fiscal 2005. The $5.8 million increase in net cash used for investing activities for Fiscal 2007 primarily related to the Acquisition of the MDHC Companies and the purchase of equipment. The increase of $0.4 million in cash used for investing activities from continuing operations for Fiscal 2006 was primarily due to an increase in other assets of $0.4 million related to capitalized acquisition costs.

     Net cash of $7.3 million was used in financing activities from continuing operations in Fiscal 2007 compared to net cash used of $0.7 million in Fiscal 2006 and $1.8 million in Fiscal 2005. The $6.6 million increase in cash used for financing activities for Fiscal 2007 was primarily due to the repayment of long-term debt. The decrease of $1.1 million in cash used in financing activities from continuing operations for Fiscal 2006 was primarily due to a decrease of $1.6 million in cash used for the repurchase of common stock.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. As of August 31, 2007, we had repurchased 1,157,467 shares of our common stock for approximately $3.0 million. We did not repurchase any shares of our common stock during Fiscal 2007.
     In connection with the completion of the Acquisition of the MDHC Companies and in consideration for the assets acquired pursuant to the Acquisition, we paid the MDHC Companies approximately $5.7 million in cash, issued to the MDHC Companies 20.0 million shares of our common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies, and, in Fiscal 2007, 264,142 of such shares were cancelled in connection with post-closing purchase price adjustments. Pursuant to the terms of the Acquisition, we are also obligated to pay the principal owners of the MDHC Companies an additional $1.0 million in cash on October 1, 2007, the first anniversary date of the closing. We will also make certain other payments to the principal owners of the MDHC Companies not expected to exceed $0.1 million depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
     On September 26, 2006, we entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires us to make mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (a) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (5.32% at June 30, 2007), (b) requires us, on a consolidated basis, to maintain a tangible net worth of $12.0 million and a debt coverage ratio of 1.25 to 1 and (c) are secured by substantially all of our assets, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, we fully drew on these Term Loans to fund portions of the cash payable upon the closing of the Acquisition.
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
     As a result of the Acquisition, our consolidated net indebtedness increased by approximately $7.6 million. However, as of June 30, 2007, we had repaid all of that increased indebtedness and had no outstanding principal balance on our Term Loans and Credit Facility. At June 30, 2007, approximately $10.5 million was available for future borrowing under those facilities.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2007, and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Contractual Obligations
     The following is a summary of our long-term debt, capital and operating lease obligations, and contractual obligations as of June 30, 2007:

	Payment due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years
Capital Lease Obligations (1)	$336,213	$136,005	$168,973	$31,235
Operating Lease Obligations (1)	6,845,774	2,204,146	3,316,954	1,324,674

Total	$7,181,987	$2,340,151	$3,485,927	$1,355,909

(1)	The payments shown above for Capital Lease Obligations and Operating Lease Obligations reflect all payments due under the terms of the respective leases. See Note 4 to our Consolidated Financial Statements to reconcile the payments shown above to the capital lease obligations recorded in our Consolidated Balance Sheets.
     Other factors that could affect our liquidity and cash flow are discussed elsewhere in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2007, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. At June 30, 2007, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility have variable interest rates and are interest rate sensitive, however, we had no amount outstanding under these facilities at June 30, 2007. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and independent registered public accounting firm’s report thereon appear beginning on page F-2. See index to such consolidated financial statements and reports on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Our Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the effectiveness of our disclosure controls and procedures should be considered in light of the following limitations on the effectiveness of our disclosure controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Further, the design of any control system is based, in part, upon assumptions about the likelihood of future events, and there can be no assurance that any control system design will succeed in achieving its stated goals under all potential future conditions.

     Additionally, over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the medical services revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us, we have less control over the manner in which that information is generated.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules Rule 13a-15(f) or Rule 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, we have excluded from our evaluation the internal controls over significant processes of the MDHC Companies which we acquired effective October 1, 2006 and which constituted approximately 64% of Continucare Corporation’s consolidated total assets (which amounts include goodwill and intangible assets of $67.1 million recorded as a result of the Acquisition), 66% of consolidated shareholders’ equity as of June 30, 2007 and 30% of consolidated revenues and 24% of consolidated net income for Fiscal 2007. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2007. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has audited the effectiveness of our internal control over financial reporting as of June 30, 2007. Their report is included herein. In our Annual Report on Form 10-K for the fiscal year ending June 30, 2008, we will be required to provide an assessment of our compliance that takes into account an evaluation of the internal controls over significant processes of the MDHC Companies.
Changes in Internal Control over Financial Reporting
     In connection with its evaluation of the effectiveness of our internal control over financial reporting, our management did not identify any changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Section 302 Certifications
     Provided with this report are certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the SEC’s implementing regulations. This Item 9A contains the information concerning the evaluations referred to in those certifications, and you should read this information in conjunction with those certifications for a more complete understanding of the topics presented.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Continucare Corporation:
     We have audited Continucare Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Continucare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Miami Dade Health Centers, Inc. and its affiliated companies, which constituted 64% and 66% of Continucare Corporation’s total and net assets, respectively, as of June 30, 2007 and 30% and 24% of its revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Continucare Corporation also did not include an evaluation of the internal control over financial reporting of Miami Dade Health Centers, Inc. and its affiliated companies.
     In our opinion, Continucare Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Continucare Corporation as of June 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of Continucare Corporation and our report dated September 10, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 10, 2007
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
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
     (a)(3) Exhibits

3.1	Restated Articles of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

4.1	Form of certificate evidencing shares of Common Stock (1)

4.2	Registration Rights Agreement, dated as of October 30, 1997, by and between Continucare Corporation and Loewenbaum & Company Incorporated (3)

4.3	Continucare Corporation Amended and Restated 1995 Stock Option Plan** (4)

4.4	Amended and Restated 2000 Stock Option Plan ***

4.5	Convertible Subordinated Promissory Note (6)

4.6	Form of Convertible Promissory Note, dated June 30, 2001 (7)

4.7	Amendment to Convertible Promissory Note, dated March 31, 2003, between Continucare Corporation and Frost Nevada Limited Partnership (7)

4.8	Form of Amendment to Convertible Promissory Note, dated March 31, 2003 (7)

10.1	Form of Stock Option Agreement**(8)

10.2	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998 (9)

10.3	Amended and Restated Primary Care Provider Services dated November 12, 2004, by and between Vista Healthplan of South Florida, Inc., Vista Insurance Plan, Inc. and Continucare Medical Management, Inc. (10)

10.4	Airport Corporate Center office lease dated June 3, 2004, by and between Miami RPFIV Airport Corporate Center Associates Limited Liability Company and Continucare Corporation (11)

10.5	Agreement, dated March 31, 2003, between the Company and Pecks Management Partners, Ltd. (7)

10.6	Agreement, dated March 31, 2003, between Continucare Corporation and Carret & Company (7)

10.7	WCMA Loan and Security Agreement dated March 9, 2000 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation (12)

10.8	Letter Agreement dated March 18, 2005 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation (13)

10.9	Form of Promissory Note dated December 29, 2004 (14)

10.10	Letter Agreement between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. regarding amendment and extension of Credit Facility (15)

10.11	Asset Purchase Agreement, dated as of May 10, 2006, among Continucare Corporation, a Florida corporation, CNU Blue 1, Inc., a Florida corporation and a wholly-owned subsidiary of CNU, CNU Blue2, LLC, a Florida limited liability company and a wholly-owed subsidiary of Buyer, Miami Dade Health and Rehabilitation Services, Inc., a Florida corporation, Miami Dade Health Centers, Inc., a Florida corporation, West Gables Open MRI Services, Inc., a Florida corporation, Kent Management Systems, Inc., Pelu Properties, Inc., a Florida corporation, Peluca Investments, LLC, a Florida limited liability company owned by the Owners, and Miami Dade Health Centers One, Inc., a Florida corporation, MDHC Red, Inc., a Florida corporation, and each of the shareholders of each Seller identified therein. (16)

10.12	Integrated Delivery System Participation Agreement effective as of April 1, 1999 between MDHRS and Humana Medical Plan, Inc., as amended (17)

10.13	Management Services Agreement dated as of September 1, 2004 between MDHC and Vista Healthplan, Inc., as amended (17)

10.14	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc. (17)

10.15	Amendment of Credit Facility dated September 26, 2006, between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. (17)

21.1	Subsidiaries of the Company *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.

(2)	Form 8-K dated September 12, 2006, filed September 13, 2006.

(3)	Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.

(4)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(5)	Schedule 14A dated January 8, 2007, filed January 8, 2007.

(6)	Form 8-K dated August 3, 2001, filed August 15, 2001.

(7)	Form 10-Q for the quarterly period ended March 31, 2003.

(8)	Form 10-Q for the quarterly period ended September 30, 2004.

(9)	Form 10-K for the fiscal year ended June 30, 2000.

(10)	Form 10-Q for the quarterly period ended December 31, 2004.

(11)	Form 10-K for the fiscal year ended June 30, 2004.

(12)	Form 10-Q for the quarterly period ended March 31, 2000.

(13)	Form 10-Q for the quarterly period ended March 31, 2005.

(14)	Form 8-K dated December 30, 2004, filed January 5, 2005.

(15)	Form 8-K dated March 8, 2006, and filed on March 10, 2006.

(16)	Form 8-K dated May 10, 2006 and filed on May 11, 2006.

(17)	Form 10-Q for the quarterly period ended September 30, 2006

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION
By:	/s/ Richard C. Pfenniger, Jr.
RICHARD C. PFENNIGER, JR.
Chairman of the Board, Chief Executive Officer and President

Dated: September 12, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	September 12, 2007

/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	September 12, 2007

/s/ Luis Cruz, M.D. Luis Cruz, M.D.	Vice Chairman of the Board and Director	September 12, 2007

/s/ Robert J. Cresci Robert J. Cresci	Director	September 12, 2007

/s/ Neil Flanzraich Neil Flanzraich	Director	September 12, 2007

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	September 12, 2007

/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	September 12, 2007

/s/ A. Marvin Strait A. Marvin Strait	Director	September 12, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Continucare Corporation
We have audited the accompanying consolidated balance sheets of Continucare Corporation as of June 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 7 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method as of July 1, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Continucare Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 10, 2007

CONTINUCARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$7,262,247	$10,681,685
Other receivables, net	308,111	231,832
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $23,618,000 and $14,207,000 at June 30, 2007 and 2006, respectively	13,525,092	6,339,526
Prepaid expenses and other current assets	1,273,593	689,096
Deferred tax assets	740,264	658,768

Total current assets	23,109,307	18,600,907
Certificates of deposit, restricted	1,176,635	1,126,987
Property and equipment, net	8,509,454	824,220
Goodwill, net of accumulated amortization of approximately $7,610,000	73,670,225	14,342,510
Intangible assets, net of accumulated amortization of $929,000	7,731,000	—
Managed care contracts, net of accumulated amortization of approximately $3,126,000 and $2,773,000 at June 30, 2007 and 2006, respectively	384,422	737,234
Deferred tax assets	2,289,811	5,810,562
Other assets, net	66,694	551,927

Total assets	$116,937,548	$41,994,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,007,869	$575,925
Accrued expenses and other current liabilities	4,542,097	2,377,505
Income taxes payable	910,739	24,428

Total current liabilities	6,460,705	2,977,858
Capital lease obligations, less current portion	165,191	112,068
Deferred tax liabilities	6,215,483	1,929,501
Other liability	37,784	—

Total liabilities	12,879,163	5,019,427

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 70,043,086 shares issued and outstanding at June 30, 2007 and 50,242,478 shares issued and outstanding at June 30, 2006	7,004	5,024
Additional paid-in capital	124,616,091	63,838,051
Accumulated deficit	(20,564,710)	(26,868,155)

Total shareholders’ equity	104,058,385	36,974,920

Total liabilities and shareholders’ equity	$116,937,548	$41,994,347

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2007	2006	2005
Revenue:
Medical services revenue	$216,878,488	$132,629,665	$111,316,174
Management fee revenue and other income	267,799	361,247	914,939

Total revenue	217,146,287	132,990,912	112,231,113
Operating expenses:
Medical services:
Medical claims	161,153,828	97,781,447	81,104,665
Other direct costs	22,919,746	13,137,396	12,648,297

Total medical services	184,073,574	110,918,843	93,752,962

Administrative payroll and employee benefits	9,192,670	6,538,295	5,107,672
General and administrative	13,990,439	7,584,205	7,059,602
Gain on extinguishment of debt	—	—	(3,000,000)

Total operating expenses	207,256,683	125,041,343	102,920,236

Income from operations	9,889,604	7,949,569	9,310,877
Other income (expense):
Interest income	356,192	331,001	108,000
Interest expense	(49,746)	(12,870)	(702,946)

Income before income tax provision (benefit)	10,196,050	8,267,700	8,715,931
Income tax provision (benefit)	3,892,605	2,930,161	(7,175,561)

Net income	$6,303,445	$5,337,539	$15,891,492

Net income per common share:
Basic	$.10	$.11	$.32

Diluted	$.10	$.10	$.31

Weighted average common shares outstanding:
Basic	65,044,319	49,907,898	50,231,870

Diluted	66,324,613	51,230,435	52,006,064

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Shareholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2004	50,300,186	$5,031	$69,907,973	$(48,097,186)	$(5,424,701)	$16,391,117
Recognition of compensation expense related to issuance of stock options	—	—	264,802	—	—	264,802
Issuance of stock upon exercise of stock options	156,666	16	91,683	—	—	91,699
Fees related to private placement transactions	—	—	(98,244)	—	—	(98,244)
Issuance of stock upon conversion of related party note payable	14,550	1	14,549	—	—	14,550
Repurchase of common stock	(875,700)	—	—	—	(2,256,783)	(2,256,783)
Retirement of treasury stock	—	(88)	(2,256,695)	—	2,256,783	—
Net income	—	—	—	15,891,492	—	15,891,492

Balance at June 30, 2005	49,595,702	4,960	67,924,068	(32,205,694)	(5,424,701)	30,298,633
Recognition of compensation expense related to issuance of stock options	—	—	1,292,234	—	—	1,292,234
Issuance of stock upon exercise of stock options	826,363	82	640,386	—	—	640,468
Issuance of stock upon conversion of related party note payable	102,180	10	102,170	—	—	102,180
Repurchase of common stock	(281,767)	—	—	—	(696,134)	(696,134)
Retirement of common stock	—	(28)	(6,120,807)	—	6,120,835	—
Net income	—	—	—	5,337,539	—	5,337,539

Balance at June 30, 2006	50,242,478	5,024	63,838,051	(26,868,155)	—	36,974,920
Recognition of compensation expense related to issuance of stock options	—	—	1,692,190	—	—	1,692,190
Excess tax benefits related to exercise of stock options	—	—	523,964	—	—	523,964
Issuance of stock related to acquisition of MDHC Companies	19,735,858	1,974	58,502,594	—	—	58,504,568
Fees related to issuance of stock	—	—	(44,402)	—	—	(44,402)
Issuance of stock upon exercise of stock options	64,750	6	103,694	—	—	103,700
Net income	—	—	—	6,303,445	—	6,303,445

Balance at June 30, 2007	70,043,086	$7,004	$124,616,091	$(20,564,710)	$—	$104,058,385

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,303,445	$5,337,539	$15,891,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,013,486	695,095	1,258,289
Loss on disposal of fixed assets	35,924	—	—
Provision for bad debts	165,181	163,105	15,787
Compensation expense related to issuance of stock options	1,692,190	1,292,234	264,802
Excess tax benefits related to exercise of stock options	(523,964)	—	—
Gain on extinguishment of debt	—	—	(3,000,000)
Deferred tax expense (benefit)	2,172,618	2,767,095	(7,306,924)
Changes in operating assets and liabilities, excluding the effect of disposals:
Other receivables	(241,460)	(249,964)	262,455
Due from HMOs, net	(1,803,016)	(2,853,996)	(783,652)
Prepaid expenses and other current assets	(629,497)	30,481	171,230
Other assets	151,360	(125,964)	33,667
Accounts payable	369,688	(84,214)	155,988
Accrued expenses and other current liabilities	(275,196)	8,354	763,347
Income taxes payable	1,419,894	(106,934)	131,363

Net cash provided by continuing operations	10,850,653	6,872,831	7,857,844
Net cash used in discontinued operations	—	(32,512)	(151,399)

Net cash provided by operating activities	10,850,653	6,840,319	7,706,445

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit	(49,648)	(596,637)	(500,000)
Proceeds from maturity of certificates of deposit	—	—	101,165
Proceeds from sales of fixed assets	70,000	—	—
Acquisition of MDHC Companies, net of cash acquired	(6,109,980)	—	—
Purchase of property and equipment	(894,325)	(280,675)	(421,586)
Other assets	—	(359,147)	—

Net cash used in investing activities	(6,983,953)	(1,236,459)	(820,421)
Continued on next page.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	$1,813,317	$—	$1,040,000
Repayments on note payable	(1,813,317)	(520,000)	(520,000)
Proceeds from long-term debt	6,917,808	—	—
Repayment on long-term debt	(14,690,960)	—	—
Payment of fees related to private placement transactions	—	—	(98,244)
Payments on related party notes	—	—	(7,882)
Principal repayments under capital lease obligations	(96,248)	(127,053)	(74,630)
Proceeds from exercise of stock options	103,700	640,468	91,699
Excess tax benefits related to exercise of stock options	523,964	—	—
Payment of fees related to issuance of stock	(44,402)	—	—
Repurchase and retirement of common stock	—	(696,134)	(2,256,783)

Net cash used in financing activities	(7,286,138)	(702,719)	(1,825,840)

Net (decrease) increase in cash and cash equivalents	(3,419,438)	4,901,141	5,060,184
Cash and cash equivalents at beginning of fiscal year	10,681,685	5,780,544	720,360

Cash and cash equivalents at end of fiscal year	$7,262,247	$10,681,685	$5,780,544

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

Purchase of equipment, furniture and fixtures with proceeds of capital lease obligations	$171,135	$215,162	$—

Retirement of treasury stock	$—	$5,424,701	$2,256,783

Stock issued upon conversion of related party notes payable	$—	$102,180	$14,550

Information with respect to MDHC acquisition accounted for under the purchase method of accounting is summarized as follows:
Fair value of assets acquired	$22,244,088	$—	$—
Liabilities assumed	(15,375,217)	—	—

Net assets acquired	6,868,871	—	—

Purchase price:
Cash paid to principal owners of MDHC	5,709,937	—	—
Acquisition costs	982,081	—	—
Cash to be paid related to acquisition	1,000,000	—	—
Fair market value of stock issued	58,504,568	—	—

Total	66,196,586	—	—

Goodwill	$59,327,715	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$306,000	$270,000	$—

Cash paid for interest	$49,746	$12,870	$40,229

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
General
Continucare Corporation (“Continucare” or the “Company”), is a provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, advanced registered nurse practitioners and physicians’ assistants. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s medical services revenues are derived from managed care agreements with three health maintenance organizations, Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.
All references to a “Fiscal” year refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2008 refers to the fiscal year ending June 30, 2008, Fiscal 2007 refers to the fiscal year ended June 30, 2007, Fiscal 2006 refers to the fiscal year ended June 30, 2006 and Fiscal 2005 refers to the fiscal year ended June 30, 2005.
Business
Effective October 1, 2006, the Company completed the acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”). Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in the Company’s consolidated statements of income from the date of acquisition. See Note 3 to the consolidated financial statements included herein for a description of the Acquisition and for unaudited pro forma financial information for Fiscal 2007, 2006 and 2005 presenting the Company’s operating results as though the Acquisition occurred at the beginning of the respective periods.
As a result of the Acquisition of the MDHC Companies, the Company became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies. For Fiscal 2007, expenses related to these two leases were approximately $0.3 million.
In an effort to streamline operations and stem operating losses, the Company implemented a plan to dispose of its home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the operations of the home health operations are shown as discontinued operations.
Effective January 1, 2006, the Company entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which the Company agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $15.7 million and $14.5 million, respectively, in Fiscal 2007 and $8.7 million and $8.5 million, respectively, in Fiscal 2006. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, the Company assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million and $0.5 million during Fiscal 2006 and 2005, respectively.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies followed by the Company is as follows:

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Because of the inherent uncertainties of this process, actual results could differ from those estimates. Such estimates include the recognition of revenue, the recoverability of intangible assets, the collectibility of receivables, the realization of deferred tax assets and the accrual for incurred but not reported (“IBNR”) claims.
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable, and capital lease obligations. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. At June 30, 2007 and 2006, the carrying value of the Company’s capital lease obligations approximate fair value based on the terms of the obligations.
Cash and Cash Equivalents
The Company defines cash and cash equivalents as those highly-liquid investments purchased with maturities of three months or less from the date of purchase.
Certificates of Deposit
Certificates of deposit have original maturities of greater than three months and are pledged as collateral in support of various stand-by letters of credit issued as required under the managed care agreements with the Company’s HMO affiliates and as security for various leases.
Due from HMOs
The HMOs process and pay medical claims and certain other costs on the Company’s behalf. Based on the terms of the contracts with the HMOs, the Company receives a net payment from the HMOs that is calculated by offsetting revenue earned with medical claims expense, calculated as claims paid on the Company’s behalf plus an amount reserved for claims incurred but not reported. Therefore, the amounts due from the HMOs are presented on the balance sheet net of an estimated liability for claims incurred but not reported which is independently calculated by the Company based on historical data adjusted for payment patterns, cost trends, utilization of health care services and other relevant factors including an independent actuarial calculation.
Property and Equipment
Equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the underlying assets’ useful lives or the term of the lease, whichever is shorter. The buildings and land purchased in connection with the Acquisition of the MDHC companies were recorded at their estimated fair values as of the date of the Acquisition. The buildings are depreciated using the straight-line method over their estimated useful lives which approximate forty years. Repairs and maintenance costs are expensed as incurred. Improvements and replacements are capitalized.
Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are reviewed annually for impairment, or more frequently if certain indicators arise. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment annually, or more frequently if certain indicators arise, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Indicators of a permanent impairment include, among other things, significant adverse changes in legal factors or the business climate, loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of a business that is to be sold.

As the Company operates in a single segment of business, the Company has determined that it has a single reporting unit and performs the impairment test for goodwill on an enterprise level. In performing the impairment test, the Company compares the current market value of all of its outstanding common stock to the current carrying value of the Company’s total net assets, including goodwill and intangible assets. Depending on the aggregate market value of the Company’s outstanding common stock at the time that an impairment test is required, there is a risk that a portion of the intangible assets would be considered impaired and must be written-off during that period. The Company performs the annual impairment test as of May 1st of each year. Should it later be determined that an indicator of impairment has occurred, the Company would be required to perform an additional impairment test. No impairment charges were required during the years ended June 30, 2007, 2006 or 2005.
The most significant component of goodwill and other intangible assets consists of the intangible assets recorded in connection with the MDHC Acquisition (see Note 3). The managed care contracts relate to the value of certain amendments to a managed care agreement entered into with one of the Company’s HMOs. The amendments, among other things, extended the term of the original agreement with the HMO from six to ten years and modified for the Company’s benefit the value of the Medicare premium received by the Company. In consideration of these amendments, the Company gave the HMO a $3.9 million promissory note (see Deferred Revenue section below). The managed care contracts are subject to amortization and are being amortized over a weighted-average amortization period of 9.6 years. The intangible assets recorded in connection with the MDHC Acquisition are subject to amortization and are being amortized over a weighted average amortization period of 7.2 years. Total amortization expense for intangible assets subject to amortization was approximately $1.3 million, $0.4 million, and $0.4 million during Fiscal 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense for intangible assets as of June 30, 2007 will be approximately $1.6 million, $1.3 million, $1.2 million, $1.2 million, and $1.1 million for each of the five succeeding fiscal years, respectively.
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
Because there were contingent circumstances under which future payments of liquidated damages to Humana could equal the amount of debt forgiven, the $3.9 million gain that otherwise would have been recognized from the extinguishment of the debt in the fourth quarter of Fiscal 2003 was deferred. Under the terms of the Humana PGP Agreement, if the Company remained in compliance with terms of the agreement, Humana, at its option, may reduce the liquidated damages at specified dates during the initial two-year term of the Humana PGP Agreement. To the extent that Humana reduced the maximum amount of liquidated damages, a portion of the deferred gain was recognized in an amount corresponding to the amount by which the liquidated damages were reduced. In Fiscal 2005, Humana notified the Company that the maximum amount of liquidated damages had been reduced from $3.0 million to $0. Accordingly, the Company recognized $3.0 million of the deferred gain on extinguishment of debt in Fiscal 2005.
Accounting for Stock-Based Compensation
Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized. Stock options issued to independent contractors or consultants were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” For Fiscal 2005, stock-based employee compensation expense of approximately $0.3 million was recognized in the accompanying consolidated Statements of Income in accordance with APB No. 25.

Effective July 1, 2005, the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. (See Note 7). Under this method, compensation cost recognized for Fiscal 2006 includes: (i) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS
No. 123(R). Results for periods prior to July 1, 2005 have not been restated for the implementation of SFAS No. 123(R).
Earnings Per Share
Basic earnings per share is computed by dividing net income or loss by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (see Note 6).
Revenue Recognition
The Company provides services to patients on either a fixed monthly fee arrangement with HMOs or under a fee for service arrangement. The percentage of total medical services revenue relating to Humana approximated 74%, 80% and 78% for Fiscal 2007, 2006 and 2005, respectively. The percentage of total medical services revenue relating to Vista approximated 20%, 20% and 22% for Fiscal 2007, 2006 and 2005, respectively. The percentage of total medical services revenue relating to Wellcare approximated 5%, 0% and 0% for Fiscal 2007, 2006 and 2005, respectively.
Under the Company’s risk contracts with Humana and Vista, the Company receives a fixed monthly fee from the HMOs for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed monthly fee is typically based on a percentage of the premium received by the HMOs from various payor sources. Revenue under these agreements is generally recorded in the period the Company assumes responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, the Centers for Medicare Services (“CMS”) periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. The Company records any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO.
Under the Company’s risk agreements, the Company assumes responsibility for the cost of all medical services provided to the patient, even those it does not provide directly in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2007 and June 30, 2006 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.
The Company’s HMO contracts have various expiration dates with automatic renewal terms. Upon negotiation of any of the HMO contracts, the expiration dates may be extended beyond the automatic renewal terms.
Under the Company’s limited risk and non-risk contracts with HMOs, the Company receives a capitation fee or management fee based on the number of patients for which the Company provides services on a monthly basis. The capitation fee or management fee is recorded as revenue in the period in which services are provided as determined by the respective contract.
Medical Service Expense
The Company contracts with or employs various health care providers to provide medical services to its patients. Primary care physicians are compensated on either a salary or capitation basis. For patients enrolled under risk managed care contracts, the cost of specialty services are paid on either a fee for service, per diem or capitation basis.

The cost of health care services provided or contracted for under risk managed care contracts is accrued in the period in which services are provided. In addition, the Company provides for an estimate of the related liability for medical claims incurred but not yet reported based on historical claims experience and current factors such as inpatient utilization and benefit changes provided under HMO plans. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the period of determination. To further corroborate the Company’s estimate of medical claims, an independent actuarial calculation is performed on a quarterly basis.
Prior to January 1, 2007, pharmacy rebates were recognized on a cash basis due to the lack of information available to make a reliable estimate. During the quarters ended March 31, 2007 and June 30, 2007, the Company recorded an estimate of pharmacy rebates due from one of the Company’s HMOs based on the accumulation of sufficient historical information enabling management to formulate a reasonable estimate. The impact of recording these pharmacy rebates due from one of the Company’s HMOs resulted in a decrease in claims expense and an increase in net income of approximately $1.2 million and $0.7 million, respectively, or $.01 per fully diluted share, for the year ended June 30, 2007.
Stop-loss Insurance
The Company purchased stop-loss insurance for three of its 18 medical centers during Fiscal 2007, 2006 and 2005. Health care costs in the accompanying Consolidated Statements of Income for the three medical centers include expenses of approximately $0.6 million, $0.6 million and $0.5 million of stop-loss insurance premiums and reductions of expenses of approximately $0.7 million, $0.8 million and $0.1 million of related recoveries for Fiscal 2007, 2006 and 2005, respectively. For the remaining 15 of its 18 medical centers the Company’s health care costs are limited through agreements with the HMOs. The HMOs charge the Company a per member per month fee that limits the Company’s health care costs for any individual patient. Health care costs in excess of annual limits are generally handled directly by the HMOs and their contracted physicians and the Company is not entitled to and does not receive any related insurance recoveries. Effective June 1, 2007, all of the health care costs for the Company’s 18 medical centers will be limited through agreements with the HMOs.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) to clarify the accounting for uncertainties related to income taxes that are recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires an enterprise to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement, which requires a company to recognize a tax position that meets the more-likely-than-not recognition threshold at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 is effective as of the beginning of the first annual reporting period that begins after December 15, 2006. The Company plans to adopt FIN 48 in Fiscal 2008. The Company is currently assessing FIN 48 and is currently evaluating the impact, if any, it will have on its results of operations and financial condition.
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which added Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements when quantifying current year financial statement misstatements for the purpose of materiality assessment. The SEC concluded in SAB 108 that a registrant’s materiality evaluation of an identified unadjusted error should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If either carryover or reversing effects of prior year misstatements is material, the misstatements should be corrected in the current year. If correcting an error in the current year for prior year misstatements causes the current year to be materially misstated, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The guidance of SAB 108 was first applied in the annual financial statements covering Fiscal 2007. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to voluntarily choose to measure many financial assets and financial liabilities at fair value. Upon initial adoption, SFAS No. 159 permits companies with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS No. 159 is adopted. SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007. The Company is currently assessing the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.
Other Comprehensive Income
The Company had no comprehensive income items other than net income for all years presented.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
NOTE 3 — ACQUISITION
Effective October 1, 2006, the Company completed its acquisition of the MDHC Companies. In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, the Company paid the MDHC Companies approximately $5.7 million in cash, issued to the MDHC Companies 20.0 million shares of the Company’s common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies. The 20.0 million shares of the Company’s common stock issued in connection with the Acquisition were issued pursuant to an exemption under the Securities Act of 1933, as amended, and 1.5 million of such 20.0 million shares were placed in escrow as security for indemnification obligations of the MDHC Companies and their principal owners, and, in Fiscal 2007, 264,142 of such shares were cancelled in connection with post-closing purchase price adjustments. Pursuant to the terms of the Acquisition, the Company is also obligated to pay the principal owners of the MDHC Companies an additional $1.0 million in cash on October 1, 2007, the first anniversary date of the closing. The Company will also make certain other payments to the principal owners of the MDHC Companies depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
The purchase price, including acquisition costs, of approximately $66.2 million has been allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $13.6 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.4 million as of October 1, 2006, resulting in goodwill totaling $59.3 million. This purchase price allocation includes certain adjustments recorded during Fiscal 2007 that resulted in a decrease in goodwill of approximately $3.3 million. These adjustments primarily related to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to completion of our acquisition and to adjustments to increase the estimated fair values of the identifiable intangible assets based on updated available information and assumptions. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of eight and five years, respectively. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The Acquisition consideration of $66.2 million includes the estimated fair value of Continucare’s common stock issued to the MDHC Companies of $58.5 million, cash paid to the principal owners of $5.7 million, cash to be paid to the principal owners estimated to be approximately $1.0 million, and acquisition costs of approximately $1.0 million. The estimated fair value of the 20.0 million shares of Continucare’s common stock issued effective October 1, 2006 to the MDHC Companies was based on a per share consideration of $2.96 which was calculated based upon the average of the closing market prices of Continucare’s common stock for the period two days before through two days after the announcement of the execution of the Asset Purchase Agreement for the Acquisition. The fair value of the 264,142 shares cancelled in Fiscal 2007 in connection with post-closing purchase price adjustments was approximately $0.7 million based upon the closing market price of Continucare’s common stock on the dates the shares were cancelled.
On September 26, 2006, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (5.32% at June 30, 2007), (ii) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (iii) are secured by substantially all of the assets of the Company and its subsidiaries, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, the Company fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition.
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
As a result of the Acquisition, the consolidated net indebtedness of the Company increased by approximately $7.6 million. However, as of June 30, 2007, the Company had repaid all of that increased indebtedness and had no outstanding principal balance on its Term Loans or its Credit Facility.
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
The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the operating results for the Company for the years ended June 30, 2007, 2006 and 2005 as though the Acquisition of the MDHC Companies occurred at the beginning of the respective periods. The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the dates indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma consolidated financial information does not give effect to any integration expenses or cost savings or unexpected acquisition costs that may be incurred or realized in connection with the Acquisition. For Fiscal 2007 and 2006, pre-tax non-continuing compensation expenses incurred by the MDHC Companies of approximately $8.3 million and $3.4 million, respectively, are included in the unaudited pro forma consolidated net income. The unaudited pro forma financial information reflects adjustments for the amortization of intangible assets established as part of the Acquisition consideration allocation in connection with the Acquisition, additional depreciation expense resulting from the property adjustment to reflect estimated fair value, additional rent expense related to a lease for a warehouse building excluded from the Acquisition, a reduction in interest income resulting from the use of cash for payment of the cash consideration in the Acquisition and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on estimates which may change as additional information is obtained. In addition, adjustments to goodwill subsequent to the Acquisition may result primarily from adjustments to amounts due from HMOs, other receivables and accrued expenses as additional information is obtained.

	Year Ended June 30,
	2007	2006	2005
Revenue	$240,389,071	$222,599,520	$187,034,203
Net income	277,454	6,125,247	17,649,692
Diluted earnings per share	—	.09	.25
The Acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the results of operations of the MDHC Companies have been included in the Company’s consolidated statements of income from the date of acquisition.
NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

			Estimated
	June 30,		Useful Lives
	2007	2006	(in years)
Land	$2,153,525	$—	—
Building and improvements	3,862,088	—	40
Construction in progress	714,280	—	—
Vehicles	845,324	—	5
Furniture, fixtures and equipment	4,530,178	2,705,674	3-5
Furniture and equipment under capital lease	756,005	737,271	3-5
Leasehold improvements	304,399	163,900	5

	13,165,799	3,606,845
Less accumulated depreciation	(4,656,345)	(2,782,625)

	$8,509,454	$824,220

Depreciation expense for the years ended June 30, 2007, 2006 and 2005 was approximately $687,000, $342,000 and $243,000, respectively.
The Company has entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over three to five years at incremental borrowing rates ranging from 8% to 11% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $558,000 and $539,000 at June 30, 2007 and 2006, respectively. Amortization of assets recorded under capital lease agreements was approximately $74,000, $126,000 and $81,000 for the years ended June 30, 2007, 2006 and 2005, respectively, and is included in depreciation expense for all years presented.
Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2008	$136,005
2009	99,086
2010	69,887
2011	31,235

336,213
Less amount representing imputed interest	65,507

Present value of obligations under capital lease	270,706
Less current portion	105,515

Long-term capital lease obligations	$165,191

The current portion of obligations under capital leases is classified within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
NOTE 5 — DEBT
The Company has in place a Credit Facility that provides for a revolving loan to the Company of $5.0 million and two Term Loans with maximum loan amounts available for borrowing totaling $5.5 million as of June 30, 2007 (see Note 3). Effective July 10, 2007, the Company obtained an extension of the maturity date of the Credit Facility until December 31, 2009. At June 30, 2007, there was no outstanding principal balance on the Credit Facility and Term Loans. The Credit Facility and Term Loans have variable interest rates at a per annum rate equal to the sum of 2.5% and the 30-day Dealer Commercial Paper Rate (5.28% at June 30, 2007) and the sum of 2.4% and the one-month LIBOR (5.32% at June 30, 2007), respectively. All assets, excluding capitalized lease assets, of the Company serve as collateral for the Credit Facility and Term Loans.
NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Year Ended June 30,
	2007	2006	2005
Basic weighted average number of shares outstanding	65,044,319	49,907,898	50,231,870
Dilutive effect of stock options	1,280,294	1,303,126	1,689,274
Dilutive effect of convertible debt	—	19,411	84,920

Diluted weighted average number of shares outstanding	66,324,613	51,230,435	52,006,064

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	18,000	20,000	255,000
Warrants	760,000	760,000	760,000
NOTE 7 — STOCK-BASED COMPENSATION
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
Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost recognized for Fiscal 2007 and Fiscal 2006 include: (a) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for periods prior to July 1, 2005 have not been restated.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during Fiscal 2007 and Fiscal 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.81% to 5.18% and 4.21% to 5.16%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 63.7% and 71.1%, respectively; and weighted-average expected life of the options ranging from three to six years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
The Company recognized share-based compensation expense of $1.7 million and $1.3 million for Fiscal 2007 and Fiscal 2006, respectively. For Fiscal 2007, the Company recognized excess tax benefits of approximately $0.5 million resulting from the exercise of stock options. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities in Fiscal 2007 of $0.5 million. For Fiscal 2006, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable. During Fiscal 2007 and Fiscal 2006, the Company issued 64,750 shares and 826,363 shares, respectively, of common stock resulting from the exercise of stock options.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans for Fiscal 2005. For purposes of this pro forma disclosure, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for Fiscal 2005: risk-free interest rate of 4.25%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 101.1%, and a weighted-average expected life of the options of ten years. The Company’s pro forma information follows:

Year Ended
June 30, 2005
Net income as reported	$15,891,492
Add:
Total stock-based employee compensation expense reported in net income	254,000
Deduct:
Total stock-based employee compensation expense determined under SFAS No. 123 for all awards	(1,372,348)

Pro forma net income	$14,773,144

Basic net income per common share:
As reported	$.32
Pro forma	$.29

Diluted net income per common share:
As reported	$.31
Pro forma	$.28

The following table summarizes information related to the Company’s stock option activity for Fiscal 2007:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at beginning of the year	3,659,304	$1.56
Granted	1,408,000	2.70
Exercised	(64,750)	1.60
Forfeited	(137,084)	2.34
Expired	(21,250)	1.69

Outstanding at end of the year	4,844,220	$1.87

Exercisable at end of the year	2,888,385

Weighted average fair value per share of options granted during the year	$1.42

The weighted average fair value per share of options granted during Fiscal 2006 and 2005, was $1.41 and $1.61, respectively.
The following table summarizes information about options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of		Weighted	Weighted Average			Weighted Average
Exercise	Number	Average	Remaining	Number	Weighted Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Contractual Life
$2.25-$3.57	2,388,250	$2.63	8.8	610,250	$2.67	8.2

$0.66-$1.98	2,455,970	$1.13	6.0	2,278,135	$1.09	5.9

The total intrinsic value of options outstanding and options exercisable was $5.9 million and $4.8 million, respectively, at June 30, 2007. The total intrinsic value of options exercised during Fiscal 2007, 2006 and 2005 was approximately $0.1 million, $1.4 million and $0.3 million, respectively.
As of June 30, 2007, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. In connection with the Acquisition, the Company granted each of the three principal owners of the MDHC Companies options to acquire 100,000 shares of the Company’s common stock at a per share exercise price equal to the closing price of the Company’s common stock on October 2, 2006 (the first trading day after completion of the Acquisition). The options vest ratably over four years and have a term of ten years. See Note 3 for a description of the Acquisition.
The Company had 760,000 warrants outstanding at June 30, 2007 which are exercisable through December 31, 2007, with exercise prices ranging from $7.25 to $12.50 per share.
Shares of common stock have been reserved for future issuance at June 30, 2007 as follows:

Warrants	760,000
Stock options	7,682,221

Total	8,442,221

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
     The Company recorded an income tax provision of $3.9 million and $2.9 million for Fiscal 2007 and Fiscal 2006, respectively, and an income tax benefit of $7.2 million for Fiscal 2005. The income tax provision (benefit) consisted of the following:

	Year Ended June 30,
	2007	2006	2005
Current:
Federal	$1,425,993	$163,066	$131,363
State	293,994	—	—

Total	1,719,987	163,066	131,363

Deferred:
Federal	1,897,669	2,339,256	2,411,423
State	274,949	427,839	435,273

Total	2,172,618	2,767,095	2,846,696

Change in valuation allowance	—	—	(10,153,620)

Total income tax provision (benefit)	$3,892,605	$2,930,161	$(7,175,561)

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	June 30,
	2007	2006	2005
Deferred tax assets:
Bad debt and notes receivable reserve	$296,420	$294,922	$294,922
Alternative minimum tax credit	—	291,467	131,363
Other	434,225	363,847	160,296
Impairment charge	1,476,110	1,726,600	1,746,800
Share-based compensation	823,320	395,246	—
Net operating loss carryforward	—	3,397,248	6,340,985

Deferred tax assets	3,030,075	6,469,330	8,674,366
Deferred tax liabilities:
Depreciable/amortizable assets	(5,342,721)	(1,929,501)	(1,367,442)
Basis difference in tangible assets	(872,762)	—	—

Deferred tax liabilities	(6,215,483)	(1,929,501)	(1,367,442)

Net deferred tax (liability) asset	$(3,185,408)	$4,539,829	$7,306,924

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, the Company’s projections of future taxable income and profitability in recent fiscal years), management determined that no valuation allowance was necessary at June 30, 2007, 2006 and 2005 to reduce the deferred tax assets to the amount that will more likely than not be realized. At June 30, 2007, the Company did not have any net operating losses available for carryforward.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years ended June 30, 2007, 2006 and 2005 is as follows:

	Year Ended June 30,
	2007	2006	2005
Statutory federal rate	34.00%	34.00%	34.00%
State income taxes, net of federal income tax benefit	3.63	3.63	3.63
Goodwill and other non-deductible items	0.55	(2.22)	(3.46)
Change in valuation allowance	—	—	(116.49)
Other	—	0.03	—

Effective tax rate	38.18%	35.44%	(82.32)%

NOTE 9 — SHARE REPURCHASE PROGRAM
In May 2005, the Company’s Board of Directors increased the Company’s previously announced program to repurchase shares of its common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. As of August 31, 2007, the Company had repurchased 1,157,467 shares of its common stock for approximately $3.0 million.
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
Under the 401(k) Plan, new employees who are at least 18 years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to contribute to the 401(k) Plan up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ended June 30, 2007, 2006 or 2005. Participants in the 401(k) Plan would not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.
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

Leases
The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was approximately $2.6 million, $1.8 million and $1.8 million for the years ended June 30, 2007, 2006 and 2005, respectively. Future annual minimum payments under such leases as of June 30, 2007 are as follows:

For the fiscal year ending June 30,
2008	$2,204,146
2009	1,887,816
2010	1,429,138
2011	891,959
2012 and thereafter	432,715

Total	$6,845,774

NOTE 12 — VALUATION AND QUALIFYING ACCOUNTS
Activity in the Company’s valuation and qualifying accounts consists of the following:

	Year ended June 30,
	2007	2006	2005
Allowance for doubtful accounts related to other receivables and accounts receivable:
Balance at beginning of period	$798,257	$842,751	$826,964
Provision for doubtful accounts	165,181	163,105	15,787
Write-offs of uncollectible accounts receivable	(161,199)	(207,599)	—

Balance at end of period	$802,239	$798,257	$842,751

Valuation allowance for deferred tax assets:
Balance at beginning of period	$—	$—	$10,153,620
Additions	—	—	—
Deductions	—	—	(10,153,620)

Balance at end of period	$—	$—	$—

NOTE 13 — QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2007
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$35,933,599	$55,399,607	$60,371,155	$65,441,926	$217,146,287
Net income	$1,397,119	$1,380,675	$1,148,439	$2,377,212	$6,303,445
Basic and diluted net income per common share	$.03	$.02	$.02	$.03	$.10

	For the Year Ended June 30, 2006
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$29,871,150	$29,382,706	$37,524,804	$36,212,252	$132,990,912
Net income	$1,438,752	$1,457,850	$1,332,765	$1,108,172	$5,337,539
Basic net income per common share	$.03	$.03	$.03	$.02	$.11
Diluted net income per common share	$.03	$.03	$.03	$.02	$.10

EXHIBIT INDEX

Description	Exhibit Number
Amended and Restated 2000 Stock Option Plan	4.4

Subsidiaries of the Company	21.1

Consent of Independent Registered Public Accounting Firm	23.1

Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2