Form 10-K/A
period 2007-06-30
CONTINUCARE CORP
filed 2007-10-26
CIK 803352

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
     Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     The aggregate market value of the voting common stock held by non-affiliates of the registrant on December 31, 2006 was approximately $ 79,025,000 .
     As of October 15, 2007, the registrant had outstanding 70,118,086 shares of Common Stock, $.0001 par value per share.
     Documents Incorporated by Reference:
     None.
EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by Continucare Corporation (the “Registrant”) to amend the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on September 12, 2007 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED JUNE 30, 2007

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Identification of Directors
     The following individuals are directors serving on Continucare’s Board of Directors.

Name	Age
Richard C. Pfenniger, Jr.	52
Luis Cruz, M.D.	46
Robert J. Cresci	63
Neil Flanzraich	64
Phillip Frost, M.D.	70
Jacob Nudel, M.D.	59
A. Marvin Strait	73
     The following additional information is provided for each of the directors listed above.
     Richard C. Pfenniger, Jr. has served as one of Continucare’s directors since March 2002. In September 2002, Mr. Pfenniger was appointed Chairman of Continucare’s Board of Directors. In October 2003, he was appointed as Continucare’s Chief Executive Officer and President. Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. from 1997 through June 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and, from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Mr. Pfenniger currently serves as a director of GP Strategies Corporation (corporate education and training) and Cellular Technical Services Company, Inc. (medical devices).
     Luis Cruz, M.D. has served as one of Continucare’s directors since October 2006. In October 2006, Dr. Cruz was appointed Vice Chairman of Continucare’s Board of Directors pursuant to a one year employment agreement with Continucare which expired in October 2007. Prior to joining Continucare, Dr. Cruz served as an executive officer of each of Miami Dade Health and Rehabilitation Services, Inc., Miami Dade Health Centers, Inc., West Gables Open MRI Services, Inc., Kent Management Systems, Inc., Pelu Properties, Inc., Peluca Investments, LLC and Miami Dade Health Centers One, Inc. (collectively, the “MDHC Companies”). Continucare acquired the MDHC Companies effective October 1, 2006.
     Robert J. Cresci has served as one of Continucare’s directors since February 2000. He has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the Boards of Directors of Sepracor, Inc. (pharmaceuticals), Luminex Corporation (biotechnology), j2 Global Communications, Inc. (telecommunications), and several private companies.
     Neil Flanzraich has served as one of Continucare’s directors since March 2002. Mr. Flanzraich is a private investor. From May 1998 until February 2006, he served as the Vice Chairman and President of IVAX Corporation. Mr. Flanzraich served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliff, a law firm, from 1995 to 1998. From 1981 to 1994, Mr. Flanzraich served in various capacities at Syntex Corporation and as a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., Mr. Flanzraich served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. Mr. Flanzraich was Chairman of the Board of Directors of North American Vaccine, Inc. from 1989 to 2000. Mr. Flanzraich also currently serves on the Boards of Directors of Javelin Pharmaceuticals, Inc. (pharmaceuticals), Neurochem, Inc. (pharmaceuticals), Rae Systems, Inc. (gas detection and security monitoring systems), Equity One, Inc. (real estate), and Chipotle Mexican Grill, Inc. (a chain of Mexican restaurants).

     Phillip Frost, M.D. has served as one of Continucare’s directors since January 2004. Dr. Frost formerly served on Continucare’s Board of Directors as Vice Chairman from September 1996 until April 2002. Dr. Frost presently serves as the Chairman of the Board and Chief Executive Officer of Opko Health, Inc. (specialty pharmaceuticals) and is Vice Chairman of the Board of Directors of TEVA Pharmaceuticals, Ltd. (pharmaceuticals) and Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. (security brokerage). He is also a director of Northrop Grumman Corporation (aerospace), Modigene Inc. (biopharmaceuticals) and Protalix Biotherapeutics, Inc. (pharmaceuticals). He served as the Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation from 1987 to 2006. He served as President of IVAX Corporation from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. Dr. Frost is a member of the Board of Trustees of the University of Miami and a member of the Board of Governors as well as Co-Vice Chairman of the American Stock Exchange.
     Jacob Nudel, M.D. has served as one of Continucare’s directors since October 2002. He is a private investor who founded MEDWerks.com Corp., where he served as Chairman from 2000 to 2005. From 1995 to 2000, Dr. Nudel served as Chief Executive Officer of Allied Health Group, Inc. From 1992 to 2000, Dr. Nudel also served as Chief Executive Officer of Florida Specialty Network, Inc.
     A. Marvin Strait has served as one of Continucare’s directors since March 2004. Mr. Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and Peak Education. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc., RAE Systems, Inc. and on the Community Advisory Panel of American National Bank. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (“AICPA”), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council.
(b) Identification of Executive Officers
     The following individuals are Continucare’s executive officers.

Name	Age	Position

Richard C. Pfenniger, Jr.	52	Chairman of the Board, Chief Executive Officer and President
Fernando L. Fernandez	46	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary
Luis H. Izquierdo	52	Senior Vice President — Marketing and Business Development
Gemma Rosello	51	Executive Vice President — Operations
Luis Cruz, M.D	46	Vice Chairman of the Board
     With the exception of Dr. Cruz who was a party to a one-year employment agreement with Continucare which expired October 1, 2007, all officers serve until they resign or are replaced or removed at the pleasure of the Board of Directors.
     The following additional information is provided for the executive officers shown above who are not directors of Continucare.
     Fernando L. Fernandez was appointed as Continucare’s Senior Vice President—Finance, Chief Financial Officer, Treasurer, and Secretary in June 2004. Mr. Fernandez, a certified public accountant, served as Senior Vice President—Finance, Chief Financial Officer, Treasurer, and Secretary of Whitman Education Group, Inc. from 1996 until 2003. Prior to and since his service at Whitman Education Group, Inc., Mr. Fernandez served as Chief Financial Officer of several private investment entities owned by Phillip Frost, M.D. Prior to 1991, Mr. Fernandez served as Audit Manager for PricewaterhouseCoopers LLP (formerly Coopers & Lybrand) in Miami. Mr. Fernandez serves as a director of IVAX Diagnostics, Inc. (diagnostic reagent kits).
     Luis H. Izquierdo was appointed as Continucare’s Senior Vice President — Marketing and Business Development in January 2004. Mr. Izquierdo served as Senior Vice President and as a member of the Board of

Directors for Neighborhood Health Partnership from 2002 to 2004. Mr. Izquierdo was Senior Vice President of Marketing and Sales for Foundation Health, Florida from 1999 through 2001. From 1997 through 1999, Mr. Izquierdo served as Senior Vice President and Chief Marketing Officer for Oral Health Services. From 1995 to 1997, Mr. Izquierdo served as the Vice President, Corporate Marketing and Sales for Physicians Corporation of America, and, from 1992 to 1995, he served as the Senior Vice President, Marketing and Sales for CAC-Ramsay Health Plans.
     Gemma Rosello was appointed as Continucare’s Executive Vice President — Operations in October 2006. Ms Rosello had previously served Continucare as its Senior Vice President — Operations from May 2005. Prior to joining Continucare, Ms. Rosello was the Medicare Business Development Director for AvMed Health Plan. She served as Vice President of Health Services for Neighborhood Health Plan from 2003 to 2004. From 1993 to 2002, she served as the Chief Executive Officer of Medical Utilization Review Associates (MURA), a management service organization and Apex Health Services which managed Medicare, Medicaid and commercial full risk contracts with national and regional payors. Prior to her work in the managed care arena, Ms. Rosello served as Chief Operating Officer for an acute medical/surgical non-profit hospital in Miami, Florida.
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
(j) Procedures for Stockholder Nominations to Continucare’s Board of Directors
     No material changes to the procedures for nominating directors by Continucare’s stockholders were made during the fiscal year ended June 30, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Continucare’s directors and executive officers and persons who own more than ten percent of Continucare’s outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish Continucare with copies of all such reports they file.
     To Continucare’s knowledge, based solely on a review of the copies of such reports furnished to Continucare and written representations that no other reports were required, Continucare believes that all Section 16(a) filing requirements applicable to Continucare’s officers, directors and greater than ten percent beneficial owners for the fiscal year ended June 30, 2007 (“Fiscal 2007”) were complied with.
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
Compensation Discussion and Analysis
Overview of Compensation Program
     Continucare’s Compensation Committee administers the compensation program for Continucare’s executive officers and also determines compensation for directors. The Compensation Committee reviews and determines all executive officer compensation, administers Continucare’s equity incentive plans (including reviewing and approving grants to Continucare’s executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.
     The Compensation Committee’s charter reflects these responsibilities, and the Compensation Committee and the Board periodically review and, if appropriate, revise the charter. The Board determines the Compensation Committee’s membership. Robert J. Cresci, Neil Flanzraich, Jacob Nudel, M.D. and A. Marvin Strait, C.P.A., each of whom are non-employee independent directors, comprise the Compensation Committee. The Compensation Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Compensation Committee reports on Compensation Committee actions and recommendations, with all discussions of executive compensation occurring in executive sessions of the Board.
     Continucare’s executive officers, each of whom are included in the Summary Compensation Table below, are Richard C. Pfenniger, Jr., Chairman of the Board, Chief Executive Officer and President, Fernando L. Fernandez, Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary, Luis H. Izquierdo, Senior Vice President — Marketing and Business Development, Gemma Rosello, Executive Vice President — Operations and Luis Cruz, M.D.- Vice Chairman of the Board of Directors. Throughout this Annual Report on Form 10-K/A, these individuals are sometimes referred to collectively as the “Named Executive Officers.”
Compensation Philosophy and Objectives
     The core objectives of Continucare’s compensation programs are to secure and retain the services of high quality executives and to provide compensation to Continucare’s executives that are commensurate and aligned with Continucare’s performance and advances both short-and long-term interests of Continucare and its shareholders. Continucare seeks to achieve these objectives through three principal compensation programs: a base salary, long-term equity incentives, in the form of periodic grants of stock options, and an annual cash incentive bonus. Base salaries are designed primarily to attract and retain talented executives. Annual cash incentives are designed to motivate and reward the achievement of selected financial goals, generally tied to profitability. Periodic grants of stock options are designed to provide a strong incentive for achieving long-term results by aligning interests of our executives with those of our shareholders, while at the same time encouraging our executives to remain with Continucare. The Compensation Committee does not use benchmarking against peer groups to establish the compensation levels of the Named Executive Officers nor does it retain a compensation consultant to advise them on compensation issues. The Compensation Committee believes that Continucare’s compensation program for the Named Executive Officers is appropriately based upon the performance of Continucare and the performance and level of responsibility of the executive officer.
Role of Executive Officers in Compensation Decisions
     The Compensation Committee makes all compensation decisions for the Named Executive Officers. Continucare’s Chief Executive Officer works closely with the Compensation Committee on compensation matters. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than the Chief Executive Officer, whose performance is reviewed by the Compensation Committee) and the compensation paid to those individuals during the past fiscal year, and makes recommendations regarding compensation to be paid to those individuals during the next fiscal year. The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salary, annual cash incentive awards and stock option awards, are presented to the Compensation Committee. Following a review of these conclusions and recommendations, the Compensation Committee will make compensation decisions for these executives as it deems appropriate, including approving the Chief Executive Officer’s recommendations or modifying upward or downward any recommended amounts or awards to the Named Executive Officers. The Compensation Committee meets with the Chief Executive Officer annually to discuss his performance, but ultimately decisions regarding his compensation are made solely by the Compensation Committee based on its deliberations.
Named Executive Officer Compensation Components
     For the fiscal year ended June 30, 2007, base salary, an annual cash incentive bonus opportunity and long-term equity incentive compensation were the principal components of compensation for the Named Executive Officers, however, as discussed below, no cash incentive bonuses were paid for Fiscal 2007 under the annual incentive program because the threshold financial performance target was not met.
     A significant portion of total compensation is comprised of base salary, which enables Continucare to attract and retain talented executive management through the payment of reasonable current income. Long-term equity incentives, in the form of stock options which generally vest over a period of three or four years, also form a meaningful percentage of overall compensation which is tied directly to increases in the price of Continucare’s common stock and also serves the goal of retaining key management. Finally, the annual cash incentive bonus, which historically has been a smaller portion of total cash compensation, provides additional current income to encourage the attainment of annual profitability goals. In making decisions with respect to any element of a Named Executive Officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the executive. There is no pre-established target or formula for allocating among these three elements of compensation. Rather, the Compensation Committee strives to apportion a mix between cash and equity compensation to provide meaningful current income and to motivate the attainment of long-term value for our shareholders.
     The Compensation Committee generally makes determinations regarding Named Executive Officer compensation at the regularly scheduled meeting of the Compensation Committee following completion of each fiscal year, which meeting typically occurs in September. At this meeting, the Compensation Committee will typically determine base salaries for the upcoming fiscal year, the amount of any cash incentive bonus payable to the Named Executive Officers under the annual cash incentive plan for the preceding fiscal year, the terms of the annual cash incentive plan for the upcoming fiscal year and the grant of any equity incentive awards.
     Base Salary
     The Compensation Committee approves each Named Executive Officer’s base salary by considering the individual’s duties and responsibilities. In setting base salaries for the Named Executive Officers, the Compensation Committee undertakes an annual review in consultation with and based upon recommendations from the Chief Executive Officer. The Compensation Committee’s review includes, among other things, the functional and decision-making responsibilities of each position, the significance of the Named Executive Officer’s specific area of individual responsibility to Continucare’s financial performance and achievement of overall goals and the experience and past performance and expected future contribution of each executive officer. Decisions regarding increases in salary also take into account the executive’s current salary. With respect to base salary decisions for the Chief Executive Officer, the Compensation Committee makes an assessment of Mr. Pfenniger’s past performance as Chief Executive Officer and its expectations as to his future contributions to Continucare, as well as the factors described above for the other Named Executive Officers, including evaluating his individual performance and Continucare’s financial condition, operating results and attainment of strategic objectives. The Compensation Committee generally does not approve a material increase in base salary, absent a significant promotion or other significant change in responsibility of the executive officer. In determining increases in base salaries for Fiscal 2008, the Compensation Committee considered the continued improvement in Continucare’s results and financial condition under Mr. Pfenniger’s leadership and the efforts of the other Named Executive Officers, the completion of the acquisition of the MDHC Companies and the integration of their operations within Continucare and the successful completion of the initial compliance with the requirements for maintaining effective internal controls over financial reporting under Section 404 of the Sarbanes Oxley Act.
     The Chief Executive Officer’s Fiscal 2007 base salary increased 6.1% from Fiscal 2006 and the other Named Executive Officers’ Fiscal 2007 base salaries increased in the range of 2.3% to 7.5% from Fiscal 2006. For Fiscal 2008, the Compensation Committee has approved an increase of 7.1% in the Chief Executive Officer’s base salary from Fiscal 2007 and increases ranging from 4.5% to 7.5% in the base salaries of the other Named Executive Officers.
     Effective October 1, 2006, in connection with Continucare’s acquisition of the MDHC Companies, the Compensation Committee approved a one-year employment agreement with Dr. Cruz pursuant to which Dr. Cruz is employed as Vice Chairman of Continucare’s Board of Directors at an annual salary of $225,000. The employment agreement for Dr. Cruz expired on October 1, 2007 and was not renewed and Dr. Cruz is no longer an employee of Continucare, although he continues to serve on the Board of Directors.
     Long-Term Equity Incentive Compensation
     Continucare’s long-term equity incentive compensation program provides an opportunity for the Named Executive Officers to increase their stake in Continucare through grants of options to purchase shares of Continucare’s Common Stock and encourages the Named Executive Officers to manage Continucare from the perspective of an owner with an equity stake in the business. Each grant allows the executive to acquire shares of common stock at an exercise price equal to the closing price of our common stock on the grant date over a specified period of time not to exceed 10 years. Generally, the options become exercisable in a series of installments over a three or four-year period, contingent upon the executive officer’s continued employment with Continucare. Accordingly, the option grant will provide a positive return to the executive officer only if he or she remains employed by Continucare during the vesting period, and then only if the market price of the shares appreciates over the option term.
     The Compensation Committee’s grant of stock options to the Named Executive Officers is entirely discretionary, subject to any limitations set by Continucare’s Amended and Restated 2000 Stock Option Plan, and is generally made on a once-a-year basis. Decisions by the Compensation Committee regarding grants of stock options to the Named Executive Officers (other than the Chief Executive Officer) are generally made based upon the recommendation of the Chief Executive Officer, and includes the consideration of the executive officer’s current position with Continucare, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries. In addition, the Compensation Committee considers the number of outstanding and previously granted options of the executive, as well as the other components of his or her total compensation in determining the appropriate grant. In Fiscal 2007, all of the Named Executive Officers were granted options to purchase shares of Continucare’s common stock, with an exercise price equal to the market value of the common stock on the date of grant, and which vest in equal annual amounts over a four-year period.
     Continucare generally has approved grants of stock options in specific amounts as part of an executive officer’s initial employment with Continucare. The option grant to Dr. Cruz during Fiscal 2007 was made in October 2006 pursuant to the terms of his employment agreement with Continucare. Continucare does not have any program or practice to time annual or other grants of stock options in coordination with the release of material non-public information or otherwise.
     Annual Cash Incentive Program

     Continucare maintains an annual cash incentive bonus plan which provides for the payment of cash bonuses to eligible members of Continucare’s management team, including the Named Executive Officers. The purpose of the cash incentive bonus plan is to provide incentives to those employees who have the ability to impact operating performance to address and achieve annual performance goals and to participate in Continucare’s growth and profitability. Under the terms of the plan for Fiscal 2007, a pool is established from which any bonuses would be paid in an amount equal to 20% of the amount by which Continucare’s pre-tax earnings for Fiscal 2007 exceeded a pre-determined threshold. Distributions of awards from the bonus pool to eligible employees, including the Named Executive Officers are determined by the Compensation Committee, which considers the recommendations of the Chief Executive Officer for all participants other than himself. The bonus payable from the pool to the Chief Executive Officer is based solely upon Compensation Committee deliberations. No bonuses were paid under the plan for Fiscal 2007 because the amount of pre-tax earnings for Fiscal 2007 did not exceed the threshold amount and, accordingly, no bonus pool was established.
     The Compensation Committee approved an annual cash incentive bonus plan for Fiscal 2008 under the same general framework as the Fiscal 2007 plan. The plan for Fiscal 2008 was approved by the Compensation Committee at a meeting held in September 2007, which was its first meeting after completion of Continucare’s fiscal year ended June 30, 2007. Under the terms of the plan for Fiscal 2008, a bonus pool will be established in an amount equal to 15% of the amount by which Continucare’s pre-tax earnings exceed a pre-determined threshold. The pre-tax income threshold is based upon Continucare’s Fiscal 2008 budget and for this and other competitive reasons, Continucare has not disclosed the specific dollar value of the financial target. The Compensation Committee believes that the threshold target provides a meaningful incentive to executives to improve performance in a manner that is consistent with the interests of Continucare’s shareholders. As with the annual cash incentive plan for Fiscal 2007, no bonuses will be payable under the plan for Fiscal 2008 if the threshold financial performance target is not exceeded.
     Other Compensation and Benefits
     Named Executive Officers receive additional compensation in the form of vacation, medical, 401(k), and other benefits generally available to all of Continucare’s full time employees. While Continucare generally does not provide perquisites to its executive officers, certain Named Executive Officers received modest automobile allowances and Continucare paid medical and life insurance premiums on behalf of all of the Named Executive Officers which exceed the premiums paid by Continucare on behalf of its non-executive employees.
Internal Revenue Code Limits on Deductibility of Compensation
     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.
     The Compensation Committee believes that it is generally in Continucare’s best interest to attempt to structure performance-based compensation, including stock option grants and annual bonuses, to the Named Executive Officers, each of whom are subject to Section 162(m), in a manner that satisfies the statute’s requirements for full tax deductibility for the compensation. However, the Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable Continucare to meet its overall objectives, even if Continucare may not deduct all of the compensation. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding Continucare’s efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) will in fact do so.
Compensation Committee Report
The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.
     The Compensation Committee has reviewed and discussed Continucare’s Compensation Discussion and

Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that Continucare’s Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
Submitted by the Members of the Compensation Committee:
Robert J. Cresci
Neil Flanzraich
Jacob Nudel, M.D.
A. Marvin Strait, C.P.A.
Compensation of Named Executive Officers
Summary Compensation Table-Fiscal 2007
     The following table sets forth certain summary information concerning compensation paid or accrued by Continucare to or on behalf of the Named Executive Officers (as defined in the “Compensation Discussion and Analysis” section above) for the fiscal year ended June 30, 2007. With the exception of Dr. Luis Cruz who was a party to a one-year employment agreement with Continucare which expired October 1, 2007, Continucare does not have employment agreements with any of the Named Executive Officers.

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards	Awards(2)	Compensation	Earnings	Compensation(3)	Total

Richard C. Pfenniger, Jr., Chairman of the Board, President and Chief Executive Officer	2007	$346,077	—	—	$259,195	—	—	$14,312	$619,584

Gemma Rosello, Executive Vice President Operations	2007	$211,596	—	—	$146,004	—	—	$13,416	$371,016

Fernando L. Fernandez, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary	2007	$198,038	—	—	$273,951	—	—	$14,312	$486,301

Luis H. Izquierdo, Senior Vice President-Marketing and Business Development	2007	$218,789	—	—	$127,883	—	—	$11,956	$358,628

Luis Cruz, M.D.(1) Vice Chairman of the Board of Directors	2007	$168,750	—	—	$50,775	—	—	$10,969	$230,494

(1)	Dr. Cruz was not employed by Continucare during all of the fiscal year ended June 30, 2007. Information regarding the compensation of Dr. Cruz set forth above relates only to the portion of the fiscal year ended June 30, 2007 during which he was employed by Continucare. In connection with Continucare’s acquisition of the MDHC Companies, Continucare entered into a one-year employment agreement with Dr. Cruz effective October 1, 2006 pursuant to which Dr. Cruz was employed as Vice Chairman of Continucare’s Board of Directors at an annual salary of $225,000. The employment agreement for Dr. Cruz expired on October 1, 2007 and was not renewed. Dr. Cruz is no longer an employee of Continucare although he continues to serve on the Board of Directors.

(2)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2007. Assumptions used in the calculation of these amounts are included in footnote 7 to Continucare’s audited financial statements for the fiscal year ended June 30, 2007 included in Continucare’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 12, 2007. There were no forfeitures during Fiscal 2007. Additional information regarding these stock options awarded to the Named Executive Officers in Fiscal 2007, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards — Fiscal 2007” table below.

(3)	Includes the amount of the insurance premiums paid by Continucare on behalf of the Named Executive Officers that exceed the insurance premiums paid by Continucare on behalf of its non-executive employees, and also includes car allowances of $6,231 paid to each of Ms. Rosello and Mr. Izquierdo,.
Grants of Plan-Based Awards — Fiscal 2007
     The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to Continucare’s non-equity and equity incentive plans in the fiscal year ended June 30, 2007.

								All Other	All Other
								Stock	Option	Exercise
								Awards	Awards:	or Base	Grant Date
		Estimated Possible Payouts Under						Number of	Number of	Price of	Fair Value
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Shares of	Securities	Option	of Stock
	Grant	Awards(1)			Equity Incentive Plan Awards			Stock	Underlying	Awards	and Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	Options(2)	($ / Sh)	Awards(3)

Richard C. Pfenniger, Jr.	9/12/06	—	N/A	N/A	—	—	—	—	150,000	$2.77	$228,000
Gemma Rosello	9/12/06	—	N/A	N/A	—	—	—	—	75,000	$2.77	$114,000
Fernando Fernandez	9/12/06	—	N/A	N/A	—	—	—	—	50,000	$2.77	$76,000
Luis Izquierdo	9/12/06	—	N/A	N/A	—	—	—	—	25,000	$2.77	$38,000
Luis Cruz, M.D.	10/1/06	—	N/A	N/A	—	—	—	—	100,000 (4)	$2.59	$140,000

(1)	Represents the estimated possible payouts of cash awards under Continucare’s annual incentive plan which is tied to financial performance goals. No cash awards were made under the formula-based component of Continucare’s annual incentive plan for Fiscal 2007 as reflected under “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” above. Continucare’s annual incentive plan is more fully described in the “Compensation Discussion and Analysis” section beginning on page 6. No threshold payment is disclosed because no payments would be payable under the annual incentive plan until pre-tax profits exceed the threshold amount. Further, no target amount is provided because no target amounts were established and no maximum amount is presented because this plan does not limit the maximum potential payout.

(2)	All options are to purchase shares of Continucare’s common stock granted under Continucare’s Amended and Restated 2000 Stock Option Plan. Each grant vests 25% over the first four years from the date of grant.

(3)	Represents the grant date fair value computed in accordance with FAS 123(R).

(4)	Dr. Cruz was awarded options to acquire 100,000 shares of Continucare’s common stock par value $.0001 per share pursuant to his employment agreement with Continucare effective October 1, 2006 in connection with Continucare’s acquisition of the MDHC Companies.

Outstanding Equity Awards at Fiscal Year-End — 2007
     The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of June 30, 2007.

	Option Awards
				Equity
				Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options	Options		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options	Price	Date

Richard C. Pfenniger, Jr.	821,970	—		—	$0.66	10/1/13
	50,000	150,000	(1)	—	2.42	12/6/15
	37,500	112,500	(2)	—	2.77	9/12/16
	—	150,000	(3)	—	2.51	9/11/17

Gemma Rosello	50,000	50,000	(4)	—	$2.69	5/26/15
	18,750	56,250	(1)	—	2.42	12/6/15
	18,750	56,250	(2)	—	2.77	9/12/16
	—	75,000	(3)	—	2.51	9/11/17

Fernando L. Fernandez	350,000	—		—	$1.98	6/14/14
	18,750	56,250	(1)	—	2.42	12/6/15
	12,500	37,500	(2)	—	2.77	9/12/16
	—	75,000	(3)	—	2.51	9/11/17

Luis H. Izquierdo	300,000	—		—	$1.51	1/5/14
	18,750	56,250	(1)	—	2.42	12/6/15
	6,250	18,750	(2)	—	2.77	9/12/16
	—	50,000	(3)	—	2.51	9/11/17

Luis Cruz, M.D.	25,000	75,000	(5)	—	$2.59	10/2/16

(1)	Vests in four equal annual installments beginning on December 6, 2006.

(2)	Vests in four equal annual installments beginning on September 12, 2007.

(3)	Vests in four equal annual installments beginning on September 11, 2008.

(4)	Vests in four equal annual installments beginning on May 26, 2006.

(5)	75,000 unvested shares were cancelled in October 2007 upon termination of employment.
Option Exercises — Fiscal 2007
     No stock options were exercised by the Named Executive Officers in the fiscal year ended June 30, 2007.
Potential Payments upon Termination or Change-in-Control
     The Named Executive Officers, with the exception of Dr. Cruz whose employment agreement expired October 1, 2007, do not have employment agreements with Continucare and are all employed on an “at will” basis. Continucare does not have arrangements with any of its Named Executive Officers providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change-in-control. Grants of stock options to all employees eligible to receive such grants under Continucare’s Amended and Restated 2000 Stock Option Plan vest immediately in the event of a change in control; therefore, no separate disclosure is presented herein with respect to the acceleration of stock options held by the Named Executive Officers upon a change of control under the terms of this stock option plan.

Compensation of Directors
     Continucare’s Compensation Committee recommends director compensation to the Board. In developing its recommendation, the Compensation Committee strives to set a mix of cash and equity-based compensation in amounts which fairly compensate the directors for their expected time commitments and responsibilities in serving on the Board and which aligns the directors interests with the long term interests of shareholders. In Fiscal 2007, each of Continucare’s non-employee directors received a cash retainer of $20,000 for his service on the Board. In addition, for Fiscal 2007, the Chairman of each of the Nominating Committee and the Compensation Committee received an additional cash retainer of $2,500 and the Chairman of the Audit Committee received an additional cash retainer of $5,000. Also, each of Continucare’s non-employee Board members were granted fully vested options to purchase 25,000 shares of common stock during Fiscal 2007.
     Effective October 1, 2006, Continucare appointed Luis Cruz, M.D. to its Board of Directors and entered into a one-year employment agreement with Dr. Cruz pursuant to which Dr. Cruz was employed as Vice Chairman of Continucare’s Board of Directors at an annual salary of $225,000. Dr. Cruz was re-elected as a director at Continucare’s annual meeting of shareholders on February 7, 2007. Dr. Cruz’s employment agreement expired effective October 1, 2007. Pursuant to Dr. Cruz’s employment agreement, Dr. Cruz was granted options to acquire 100,000 shares of Continucare’s common stock at a per share exercise price of $2.59. The options vest ratably over a term of four years and have a term of ten years from the date of the grant. In October 2007, 75,000 unvested options were cancelled upon Dr. Cruz’s termination of employment.
Director Compensation — Fiscal 2007
     The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended June 30, 2007.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards(1)	Compensation	Earnings	Compensation	Total

Robert J. Cresci	$22,500	—	$26,660	—	—	—	$49,160

Neil Flanzraich	$20,000	—	$26,608	—	—	—	$46,608

Phillip Frost, M.D.	$22,500	—	$26,660	—	—	$45,000 (2)	$94,160

Jacob Nudel, M.D.	$20,000	—	$26,660	—	—	—	$46,660

A. Marvin Strait	$25,000	—	$28,520	—	—	—	$53,520

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2007. Assumptions used in the calculation of these amounts are included in footnote 7 to Continucare’s audited financial statements for the fiscal year ended June 30, 2007 included in Continucare’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 12, 2007. There were no forfeitures during Fiscal 2007. The grant date fair value of the stock option awards granted during Fiscal 2007 and computed in accordance with FAS 123(R) was $1.07 per share. The table below sets forth the aggregate number of stock options of each non-employee director outstanding as of June 30, 2007:

Name	Stock Options

Robert J. Cresci	165,000

Neil Flanzraich	65,000

Phillip Frost, M.D.	65,000

Jacob Nudel, M.D.	65,000

A. Marvin Strait	58,334

(2)	Represents the amount of a Hart-Scott-Rodino Antitrust Improvements Act filing fee paid by Continucare on behalf of Dr. Frost on April 9, 2007 in connection with a filing relating to his acquisition of Continucare common stock in a private transaction with a third party.
Compensation Committee Interlocks and Insider Participation
     Continucare’s Compensation Committee has four members: Robert J. Cresci (Chairman), Neil Flanzraich, Jacob Nudel, M.D, and A. Marvin Strait. There are no interlocking relationships between members of Continucare’s Compensation Committee and the compensation committees of other companies’ board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information as of October 15, 2007 concerning the beneficial ownership of the common stock by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who Continucare knows beneficially owns more than 5% of its common stock. All such shares were owned directly with sole voting power and investment power unless otherwise indicated.

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership(1)		Common Stock(2)
Robert Cresci	365,000	(3)	*
c/o Pecks Management Partners, Ltd. One Rockefeller Plaza Suite 900 New York, NY 10020
Luis Cruz, M.D.	6,151,119	(4) (12)	8.8%
3233 Palm Avenue Hialeah, FL 33012
Neil Flanzraich	265,000	(5)	*
4400 Biscayne Boulevard Miami, FL 33137
Phillip Frost, M.D	24,394,801	(6)	34.8%
4400 Biscayne Boulevard Miami, FL 33137
Fernando L. Fernandez	400,000	(7)	*
Luis H. Izquierdo	343,750	(7)	*
Jacob Nudel, M.D	165,000	(8)	*
One Isla Bahia Drive Fort Lauderdale, FL 33316
Richard C. Pfenniger, Jr	1,552,500	(9)	2.2%
Gemma Rosello	106,250	(7)	*

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership(1)		Common Stock(2)
A. Marvin Strait	85,000	(10)	*
2 North Cascade Avenue Suite 1300 Colorado Springs, CO 80903
Jose M. Garcia, Sr.	5,380,204	(11) (12)	7.7%
Carlos Garcia	3,380,204	(11) (12)	4.8%
Pecks Management Partners Ltd.	6,511,584	(13)	9.3%
One Rockefeller Plaza Suite 900 New York, NY 10020
All directors and executive officers	33,828,420		46.7%
as a group (10 persons)

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”); the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act.

(2)	Based on 70,118,086 shares outstanding as of October 15, 2007.

(3)	Includes 165,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2007.

(4)	Luis Cruz, M.D. does not hold any shares of common stock in his individual name, but rather may be deemed the beneficial owner of the shares of common stock held by Luis Cruz Irrevocable Trust A, Luis Cruz Irrevocable Trust B, Luis Irrevocable Trust C and Luis Cruz Irrevocable Trust D, of which trusts Dr. Cruz is the sole trustee. Includes 25,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2007 by Dr. Cruz.

(5)	Includes 65,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2007.

(6)	Includes (i) 23,110,488 shares owned beneficially through Frost Gamma Investments Trust; (ii) 819,313 shares beneficially owned through Frost Nevada Investments Trust; (iii) 400,000 shares of stock owned directly by Dr. Frost and (iv) 65,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2007.

(7)	Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2007.

(8)	Includes 65,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2007.

(9)	Includes 959,470 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2007.

(10)	Includes 58,334 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2007.

(11)	Includes 25,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2007.

(12)	On October 12, 2006, Jose M. Garcia, Sr., Carlos Garcia and Luis Cruz Irrevocable Trust A, Luis Cruz Irrevocable Trust B, Luis Cruz Irrevocable Trust C and Luis Cruz Irrevocable Trust D (the “Group”), collectively, as a group, filed a Schedule 13D with regard to the shares of common stock beneficially owned by the Group.

(13)	The information set forth herein is based solely on the most recent Schedule(s) 13G/A filed with the SEC by the entity and, accordingly, may not reflect their respective holdings as of the date of this report.

Securities Authorized For Issuance Under Equity Compensation Plans
     The following table provides information as of October 15, 2007, with respect to all of Continucare’s equity compensation plans under which equity securities are authorized for issuance.

Number of
	securities to be		Number of securities
	issued upon	Weighted average	remaining available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in first
Plan Category	and rights	and rights	column)

Plans approved by shareholders	5,240,054	$1.94	2,367,167
Plans not approved by shareholders	—	—	—

	5,240,054	$1.94	2,367,167

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On October 1, 2006, Continucare completed its acquisition (the “Acquisition”) of substantially all of the assets of Miami Dade Health and Rehabilitation Services, Inc. (“MDHRS”), Miami Dade Health Centers, Inc., West Gables Open MRI Services, Inc., Kent Management Systems, Inc. (“Kent”), Pelu Properties, Inc. (“Pelu”), Peluca Investments, LLC, and Miami Dade Health Centers One, Inc. (collectively, the “MDHC Companies”). Upon completion of the Acquisition, Continucare entered into a registration rights agreement with the MDHC Companies and their principal shareholders, including Luis Cruz, M.D., Continucare’s Vice Chairman. Pursuant to the terms of the registration rights agreement, Continucare filed a registration statement with the SEC with respect to the shares subject to the agreement and maintained the effectiveness of the registration statement until October 1, 2007.
     Upon completion of the Acquisition, Continucare entered into one-year employment agreements with each of Luis Cruz, M.D., Jose Garcia and Carlos Garcia, the principal shareholders of the MDHC Companies. Under these employment agreements, Dr. Cruz was employed as Continucare’s Vice Chairman at an annual salary of $225,000 and was appointed to Continucare’s Board of Directors, Mr. Jose Garcia was employed as Continucare’s Executive Vice President at an annual salary of $275,000, and Mr. Carlos Garcia was employed as Continucare’s President — Diagnostics Division at an annual salary of $225,000. Pursuant to the terms of the employment agreements, each of Dr. Cruz and Messrs. Jose and Carlos Garcia also received options to acquire 100,000 shares of Continucare’s common stock at a per share exercise price of $2.59, the closing price of Continucare’s common stock on October 2, 2006. The options vest ratably over a term of four years and have a term of ten years from the date of the grant. Each of these employment agreements expired October 1, 2007 and Dr. Cruz and Mr. Carlos Garcia are no longer employees of Continucare, although Dr. Cruz continues to serve on the Board of Directors. Mr. Jose Garcia remains an employee of Continucare on an at-will basis at an annual salary of $190,000.
     Upon completion of the Acquisition, Continucare became a party to two lease agreements with certain of the MDHC Companies and their affiliates. Effective October 1, 2006, Kent assigned to Continucare a lease agreement between Kent and Pelu, dated May 1, 2006, pursuant to which Continucare leased from Pelu, an entity wholly-owed by Dr. Luis Cruz and Messrs. Jose and Carlos Garcia, an 8,000 square foot warehouse in Hialeah, Florida for a five-year term expiring April 30, 2011 with monthly rent ranging from $3,031.67 per month during the first year to $3,412.17 per month during the fifth year. Continucare terminated this lease effective September 30, 2007. Also effective October 1, 2006, MDHRS assigned to Continucare a lease agreement dated January 1, 2000 between MDHRS and Cruz & Cruz Partnership, an affiliate of Dr. Luis Cruz pursuant to which Continucare is leasing a medical clinic from Cruz & Cruz Partnership for a monthly rent of $32,100.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table presents fees for professional services rendered by the independent registered public accounting firm for the audit of Continucare’s annual financial statements, fees for audit-related services, tax services and all other services.

	2007	2006

Audit fees (a)	$1,452,844	$426,160

Audit related fees (b)	—	—

Tax fees (c)	26,400	67,292

All other fees (d)	—	—

	$1,479,244	$493,452

(a)	Audit fees consist of audit and review work performed in the preparation of financial statements, including the Fiscal 2007 audit of effectiveness of internal controls over financial reporting, as well as fees related to technical accounting and auditing consultations, assistance with SEC filings and audit procedures related to the Acquisition of the MDHC Companies. The auditors were not required to audit the effectiveness of Continucare’s internal controls over financial reporting in Fiscal 2006.

(b)	No audit related fees were incurred in Fiscal 2007 and 2006.

(c)	Tax fees consist of services provided for tax compliance, tax advice and tax planning.

(d)	No other fees were incurred in Fiscal 2007 and 2006.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit
Number	Description	Method Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: October 26, 2007	By:	/s/ Richard C. Pfenniger, Jr.
RICHARD C. PFENNIGER, JR.
Chairman of the Board, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	October 26, 2007

/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	October 26, 2007

/s/ Luis Cruz, M.D. Luis Cruz, M.D.	Vice Chairman of the Board and Director	October 26, 2007

/s/ Robert J. Cresci Robert J. Cresci	Director	October 26, 2007

/s/ Neil Flanzraich Neil Flanzraich	Director	October 26, 2007

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	October 26, 2007

/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	October 26, 2007

/s/ A. Marvin Strait A. Marvin Strait	Director	October 26, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.