Form 10-Q
period 2007-09-30
CONTINUCARE CORP
filed 2007-11-07
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 31, 2007, the Registrant had 69,935,586 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,207,823	$7,262,247
Other receivables, net	282,221	308,111
Due from HMOs, net of a liability for incurred but not reported medical claims of approximately $22,675,000 and $23,618,000 at September 30, 2007 and June 30, 2007, respectively.	9,759,638	13,525,092
Prepaid expenses and other current assets	736,501	1,273,593
Deferred tax assets, net	625,995	740,264

Total current assets	25,612,178	23,109,307
Certificates of deposit, restricted	1,253,300	1,176,635
Property and equipment, net	8,504,257	8,509,454
Goodwill, net of accumulated amortization of approximately $7,610,000	73,204,582	73,670,225
Intangible assets, net of accumulated amortization of approximately $1,239,000 and $929,000 at September 30, 2007 and June 30, 2007, respectively	7,421,333	7,731,000
Managed care contracts, net of accumulated amortization of approximately $3,214,000 and $3,126,000 at September 30, 2007 and June 30, 2007, respectively	296,219	384,422
Deferred tax assets, net	2,351,191	2,289,811
Other assets, net	122,089	66,694

Total assets	$118,765,149	$116,937,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$737,796	$1,007,869
Accrued expenses and other current liabilities	3,499,753	4,542,097
Income taxes payable	1,351,688	67,398

Total current liabilities	5,589,237	5,617,364
Capital lease obligations, less current portion	174,401	165,191
Deferred tax liabilities	6,332,542	6,215,483
Other liabilities	843,341	881,125

Total liabilities	12,939,521	12,879,163
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 70,118,086 shares issued and 69,935,586 shares outstanding at September 30, 2007 and 70,043,086 shares issued and outstanding at June 30, 2007	7,012	7,004
Additional paid-in capital	124,461,826	124,616,091
Accumulated deficit	(18,643,210)	(20,564,710)

Total shareholders’ equity	105,825,628	104,058,385

Total liabilities and shareholders’ equity	$118,765,149	$116,937,548

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Revenue	$60,922,664	$35,933,599
Operating expenses:
Medical services:
Medical claims	44,877,196	27,061,040
Other direct costs	6,593,078	3,311,195

Total medical services	51,470,274	30,372,235

Administrative payroll and employee benefits	2,733,233	1,625,235
General and administrative	3,774,330	1,836,359

Total operating expenses	57,977,837	33,833,829

Income from operations	2,944,827	2,099,770
Other income (expense):
Interest income	159,113	154,122
Interest expense	(7,418)	(2,934)

Income before income tax provision	3,096,522	2,250,958
Income tax provision	1,175,022	853,839

Net income	$1,921,500	$1,397,119

Net income per common share:
Basic	$.03	$.03

Diluted	$.03	$.03

Weighted average common shares outstanding:
Basic	70,041,548	50,247,936

Diluted	71,234,950	51,521,917

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,921,500	$1,397,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615,311	170,834
Loss on disposal of fixed assets	—	35,924
Provision for bad debts	63,579	50,225
Compensation expense related to issuance of stock options	310,461	320,784
Excess tax benefits related to exercise of stock options	—	(125,419)
Deferred tax expense	(109,268)	674,715
Changes in operating assets and liabilities:
Other receivables, net	(37,689)	(136,335)
Due from HMOs, net	4,314,488	73,655
Prepaid expenses and other current assets	522,092	141,258
Other assets, net	(55,395)	94,321
Accounts payable	(270,073)	85,296
Accrued expenses and other current liabilities	(826,890)	(1,236,068)
Income taxes payable	1,284,290	155,030

Net cash provided by operating activities	7,732,406	1,701,339

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(76,665)	(18,143)
Proceeds from sales of fixed assets	—	25,000
Purchase of property and equipment	(218,280)	(319,326)
Acquisition costs related to MDHC Companies	—	(183,581)

Net cash used in investing activities	(294,945)	(496,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on long-term debt	(6,083)	—
Excess tax benefits related to exercise of stock options	—	125,419
Principal repayments under capital lease obligations	(21,083)	(21,617)
Proceeds from exercise of stock options	49,500	14,875
Payment of fees related to issuance of stock	(45,000)	—
Repurchase of common stock	(469,219)	—

Net cash provided by (used in) financing activities	(491,885)	118,677

Net increase in cash and cash equivalents	6,945,576	1,323,966
Cash and cash equivalents at beginning of period	7,262,247	10,681,685

Cash and cash equivalents at end of period	$14,207,823	$12,005,651

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with proceeds of capital lease obligations	$30,610	$57,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$30,000

Cash paid for interest	$7,418	$2,934

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be reported for the remainder of the fiscal year ending June 30, 2008 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2008 refers to the fiscal year ending June 30, 2008, Fiscal 2007 refers to the fiscal year ended June 30, 2007, and Fiscal 2006 refers to the fiscal year ended June 30, 2006.
The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2007. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in that report.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.
NOTE 2 — GENERAL
The Company is a provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, advanced registered nurse practioners and physician’s assistants. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s revenue is derived from managed care agreements with three health maintenance organizations, Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.
NOTE 3 — ACQUISITION
Effective October 1, 2006, the Company completed its acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”). In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, the Company paid the MDHC Companies approximately $5.7 million in cash, issued to the MDHC Companies 20.0 million shares of the Company’s common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies. The 20.0 million shares of the Company’s common stock issued in connection with the Acquisition were issued pursuant to an exemption under the Securities Act of 1933, as amended, and 1.5 million of such 20.0 million shares were placed in escrow as security for indemnification obligations of the MDHC Companies and their principal owners, and, in Fiscal 2007, 264,142 of such shares were cancelled in connection with post-closing purchase price adjustments. Pursuant to the terms of the Acquisition, the Company paid the principal owners of the MDHC Companies an additional $1.0 million in cash in October 2007. The Company will also make certain other payments to the principal owners of the MDHC Companies not expected to exceed $0.1 million depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.

The purchase price, including acquisition costs, of approximately $66.2 million has been allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million. This purchase price allocation includes certain adjustments recorded during the three-month period ended September 30, 2007 that resulted in a decrease in goodwill of approximately $0.5 million. These adjustments primarily related to Medicare risk adjustment payments relating to the operations of the MDHC Companies for periods prior to completion of our acquisition. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of eight and five years, respectively. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The Acquisition consideration of $66.2 million includes the estimated fair value of Continucare’s common stock issued to the MDHC Companies of $58.5 million, cash paid to the principal owners of $5.7 million at the closing of the Acquisition, cash paid to the principal owners of $1.0 million in October 2007, and acquisition costs of approximately $1.0 million. The estimated fair value of the 20.0 million shares of Continucare’s common stock issued effective October 1, 2006 to the MDHC Companies was based on a per share consideration of $2.96 which was calculated based upon the average of the closing market prices of Continucare’s common stock for the period two days before through two days after the announcement of the execution of the Asset Purchase Agreement for the Acquisition. The fair value of the 264,142 shares cancelled in Fiscal 2007 in connection with post-closing purchase price adjustments was approximately $0.7 million based upon the closing market price of Continucare’s common stock on the dates the shares were cancelled.
On September 26, 2006, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (5.12% at September 30, 2007), (ii) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (iii) are secured by substantially all of the assets of the Company and its subsidiaries, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, the Company fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition and these drawings were repaid during Fiscal 2007. As of September 30, 2007, the Company had no outstanding principal balance on its Term Loans.
Also effective September 26, 2006, the Company amended the terms of its existing credit facility that provides for a revolving loan to the Company of $5.0 million (the “Credit Facility”). As a result of this amendment, the Company, among other things, eliminated the financial covenant which previously required the Company’s EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replaced such covenant with covenants requiring the Company and its subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, the Company drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition and this drawing was repaid during Fiscal 2007. The Credit Facility has a maturity date of December 31, 2009. As of September 30, 2007, the Company had no outstanding principal balance on its Credit Facility.
As a result of the Acquisition of the MDHC Companies, the Company became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies, one of which the Company terminated effective September 30, 2007. For the three-month period ended September 30, 2007, expenses related to these two leases were approximately $0.1 million.

The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the actual operating results for the Company for the three-month period ended September 30, 2007 and the pro forma operating results for the Company for the three-month period ended September 30, 2006 as though the Acquisition of the MDHC Companies occurred at the beginning of the period. The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the date indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma consolidated financial information does not give effect to any integration expenses or cost savings or unexpected acquisition costs that may be incurred or realized in connection with the Acquisition. For the three-month period ended September 30, 2006, pre-tax non-continuing compensation expenses incurred by the MDHC Companies of approximately $8.3 million are included in the unaudited pro forma consolidated net income. The unaudited pro forma financial information reflects adjustments for the amortization of intangible assets established as part of the Acquisition consideration allocation in connection with the Acquisition, additional depreciation expense resulting from the property adjustment to reflect estimated fair value, additional rent expense related to a lease for a warehouse building excluded from the Acquisition, a reduction in interest income resulting from the use of cash for payment of the cash consideration in the Acquisition and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on estimates which may change as additional information is obtained. In addition, adjustments to goodwill subsequent to the Acquisition may result primarily from adjustments to amounts due from HMOs, other receivables and accrued expenses as additional information is obtained.

	Three Months Ended
	September 30,
	2007	2006
Revenue	$60,922,664	$59,176,383
Net income (loss)	1,921,500	(4,628,872)
Diluted earnings (loss) per share	.03	(.06)
The Acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the results of operations of the MDHC Companies have been included in the Company’s consolidated statements of income from the date of acquisition.
NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have, if any, on the Company’s financial position, results of operations and cash flows.
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
NOTE 5 — STOCK-BASED COMPENSATION
Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123(R)”), using the modified prospective transition method.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month periods ended September 30, 2007 and 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 3.71% to 4.22% and 5.08% to 5.16%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 59.5% and 64.9%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
For each of the three-month periods ended September 30, 2007 and 2006, the Company recognized share-based compensation expense of $0.3 million. For the three-month period ended September 30, 2007, the Company had no excess tax benefits resulting from the exercise of stock options. For the three-month period ended September 30, 2006, the Company recognized excess tax benefits of approximately $0.1 million resulting from exercise of stock options. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities for the three-month period ended September 30, 2006 of $0.1 million.
NOTE 6 — DEBT
The Company has in place a Credit Facility that provides for a revolving loan to the Company of $5.0 million and two Term Loans with maximum loan amounts available for borrowing totaling $5.4 million as of September 30, 2007 (see Note 3). Effective July 10, 2007, the Company obtained an extension of the maturity date of the Credit Facility until December 31, 2009. At September 30, 2007, there was no outstanding principal balance on the Credit Facility or the Term Loans. The Credit Facility and Term Loans have variable interest rates at a per annum rate equal to the sum of 2.5% and the 30-day Dealer Commercial Paper Rate (5.05% at September 30, 2007) and the sum of 2.4% and the one-month LIBOR (5.12% at September 30, 2007), respectively. All assets, excluding capitalized lease assets, of the Company serve as collateral for the Credit Facility and Term Loans.
NOTE 7 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three-Months Ended
	September 30,
	2007	2006
Basic weighted average number of shares outstanding	70,041,548	50,247,936
Dilutive effect of stock options	1,193,402	1,273,981

Diluted weighted average number of shares outstanding	71,234,950	51,521,917

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	358,000	595,000
Warrants	760,000	760,000
NOTE 8 — INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recorded an income tax provision of $1,175,022 and $853,839 for the three-month periods ended September 30, 2007 and 2006, respectively.

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Effective July 1, 2007, the Company adopted the provisions of FIN 48. The implementation of FIN 48 had no impact on our liability for unrecognized tax benefits which was approximately $0.8 million at September 30, 2007 and July 1, 2007 and is included in other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $0.8 million, which includes accrued interest and penalties of approximately $20,000 at September 30, 2007 and July 1, 2007. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2008. The Company is no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2004.
NOTE 9 — CONTINGENCIES
A subsidiary of the Company is a party to the case of Curtis Williams and Tangee Williams vs. Tomas A. Cabrera, M.D., Tomas A. Cabrera, M.D., P.A., Rafael L. Nogues, M.D., Rafael L. Nogues, M.D., P.A., Miami Dade Health & Rehabilitation Services, Inc., Jose Gabriel Ortiz, M.D., and Palm Springs General Hospital, Inc. of Hialeah. This case was filed in November 2006 in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The complaint alleges vicarious liability for medical practice. In October 2007, the case was settled. The Company’s liability under the terms of the settlement will not exceed the accrual recorded for this claim.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:
•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	The estimated increase in, or fair value of, our intangible assets as a result of our acquisition of the MDHC Companies (the “Acquisition”), and its impact on us;

•	Our ability to respond to future changes in Medicare and Medicaid reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	Our ability to timely open our Continucare ValuClinic health centers;

•	Our ability to expand our network through additional medical centers or other facilities;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”), the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the enhanced benefits our affiliated health maintenance organizations (“HMOs”) offer under their Medicare Advantage Plans;

•	Changes in the component of our medical claims expense attributable to the Medicare Prescription Drug program;

•	The ability of our stop-loss insurance coverage to limit the financial risk to us of our risk arrangements with the health maintenance organizations (“HMOs”);

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The impact of the newly effective Medicare prescription drug plan on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on three HMOs for substantially all of our revenues;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our and our HMO affiliates’ ability to improve efficiencies in utilization with respect to the Medicare Prescription Drug program;

•	Our ability to successfully integrate the MDHC Companies’ operations and personnel;

•	The realization of the expected synergies and benefits of the MDHC Acquisition;

•	Our ability to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Our ability to serve a significantly larger patient base;

•	Trends in patient enrollment and retention;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers or the benefits we expect to realize from the MDHC Acquisition;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our respective managed care operations; including the risk that any additional premiums we may receive as a result of the newly effective Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we or the MDHC Companies provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts with HMOs;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Our estimate of the proportion of our total assets comprised by intangible assets immediately following the MDHC Acquisition;

•	Our liability for medical claims incurred but not reported in a period exceeding our estimates;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods, including with respect to the goodwill resulting from the MDHC acquisition;

•	The impact on our liquidity of any repurchases of our common stock;

•	The inherent uncertainty in financial forecasts which are based upon assumptions which may prove incorrect or inaccurate;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2007 and in Item 1A of Part Two of this
Form 10-Q.
General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to 15 independent physician affiliates (“IPAs”). All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of September 30, 2007, we provided services to or for approximately 27,200 patients on a risk basis and approximately 11,400 patients on a non-risk basis. For the three-months ended September 30, 2007, approximately 89% and 9% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective October 1, 2006, we completed the Acquisition of the MDHC Companies. Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. See Note 3 to the condensed consolidated financial statements included herein for unaudited pro forma financial information for the three-month period ended September 30, 2006 presenting our operating results as though the Acquisition occurred at the beginning of that accounting period.
Medicare and Medicaid Considerations
     Substantially all of our revenue is generated by providing services to Medicare-eligible members and Medicaid-eligible members. The federal government and state governments, including Florida, from time to time explore ways to reduce medical care costs through Medicare and Medicaid reform, specifically, and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare or Medicaid funding or mandate increased benefit levels or any developments that would disqualify us from receiving Medicare or Medicaid funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition and cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.

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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During the three-month periods ended September 30, 2007 and 2006, our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $1.0 million and $0.8 million, respectively.
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
Critical Accounting Policies and Estimates
     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2007. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at September 30, 2007 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of September 30, 2007 was between approximately $22.5 million and $26.2 million. Based on our internal analysis and the independent actuarial calculation, as of September 30, 2007, we recorded a liability of approximately $22.7 million for IBNR. The decrease in the liability for IBNR of $0.9 million or 4.0% to $22.7 million as of September 30, 2007 from $23.6 million as of June 30, 2007 was primarily due to the timing of claims paid by our HMO affiliates. The decrease in the liability for IBNR of $1.5 million or 10.7% to $12.7 million as of September 30, 2006 from $14.2 million as of June 30, 2006 was primarily due to the timing of claims paid by one of our HMO affiliates.

Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 68% of our total assets at September 30, 2007. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the MDHC Acquisition. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million.
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
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2007 and determined that no indicators of impairment existed. In addition, no indicators of impairment were noted for the three-month period ended September 30, 2007 and, accordingly, no impairment charges were recognized. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At September 30, 2007, we had deferred tax liabilities in excess of deferred tax assets of approximately $3.4 million.

Stock-Based Compensation Expense
     We use the modified prospective transition method under SFAS 123(R). SFAS 123(R) requires us to recognize compensation costs in our financial statements related to our share-based payment transactions with employees and directors. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. As a result of adopting SFAS No. 123(R), we recognized share-based compensation expense of $0.3 million for each of the three-month periods ended September 30, 2007 and 2006. For the three-month period ended September 30, 2007, the Company had no excess tax benefits resulting from the exercise of stock options. For the three-month period ended September 30, 2006, the Company recognized excess tax benefits of approximately $0.1 million resulting from the exercise of stock options. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities for the three-month period ended September 30, 2006 of $0.1 million.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month periods ended September 30, 2007 and 2006 based on the following assumptions: risk-free interest rate ranging from 3.71% to 4.22% and 5.08% to 5.16%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 59.5% and 64.9%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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
COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 TO THE THREE- MONTH PERIOD ENDED SEPTEMBER 30, 2006
Revenue
     Revenue increased by $25.0 million, or 69.5%, to $60.9 million for the three-month period ended September 30, 2007 from $35.9 million for the three-month period ended September 30, 2006 due primarily to increases in our Medicare revenue.

     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $20.0 million, or 58.5%, during the three-month period ended September 30, 2007. During the three-month period ended September 30, 2007, revenue generated by our Medicare risk arrangements increased approximately 11.1% on a per patient per month basis and Medicare patient months increased by approximately 42.6% over the comparable period of Fiscal 2007. The increase in Medicare patient months was primarily due to the Acquisition of the MDHC Companies effective October 1, 2006. The increase in the per member per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and the increased phase-in of the Medicare risk adjustment program. Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended September 30, 2007 and 2006 were unfavorable retroactive Medicare adjustments of $0.5 million and favorable retroactive Medicare adjustments of $0.6 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     During the three-month period ended September 30, 2007, we received payments and recorded amounts due from our HMO affiliates of approximately $0.5 million related primarily to Medicare risk adjustments relating to the operations of the MDHC Companies for periods prior to completion of the Acquisition. While these transactions ordinarily are reflected in our results of operations, since they related to periods prior to our acquisition of the MDHC Companies, they were instead recorded as purchase accounting adjustments which decreased the amount of goodwill we recorded for the Acquisition.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 71% and 80% of our total revenue for the three-month periods ended September 30, 2007 and 2006, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 20% and 19% of our total revenue for the three-month periods ended September 30, 2007 and 2006, respectively.
Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients. Because our risk contracts with HMOs provide that we are financially responsible for the cost of substantially all medical services provided to our patients under those contracts, our medical claims expense includes the costs of prescription drugs our patients receive as well as medical services provided to patients under our risk contracts by providers other than us. Other direct costs consist primarily of salaries, taxes and benefits of our health professionals providing primary care services including a portion of our stock-based compensation expense, medical malpractice insurance costs, capitation payments to our IPA physicians and fees paid to independent contractors providing medical services to our patients.
     Medical services expenses for the three-month period ended September 30, 2007 increased by $21.1 million, or 69.5%, to $51.5 million from $30.4 million for the three-month period ended September 30, 2006. Medical claims expense, which is the largest component of medical services expense, increased by $17.8 million, or 65.8%, to $44.9 million for the three-month period ended September 30, 2007 from $27.1 million for the three-month period ended September 30, 2006 primarily due to an increase in Medicare claims expense of $14.6 million, or 56.6%, resulting from a 9.9% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and a 42.6% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to inflationary trends in the health care industry. The increase in Medicare patient months is primarily attributable to the acquisition of the MDHC Companies.
     As a percentage of revenue, medical services expenses remained unchanged at 84.5% of revenue for the three-month periods ended September 30, 2007 and 2006. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 73.7% for the three-month ended September 30, 2007 from 75.3% for the three-month period ended September 30, 2006. This decrease was primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis. HMOs, however, are under continuous competitive pressure to offer enhanced, and possibly more expensive, benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.

     Other direct costs increased by $3.3 million, or 99.1%, to $6.6 million for the three-month period ended September 30, 2007 from $3.3 million for the three-month period ended September 30, 2006. As a percentage of revenue, other direct costs increased to 10.8% for the three-month period ended September 30, 2007 from 9.2% for the three-month period ended September 30, 2006. The increase in the amount of other direct costs was primarily due to the expenses related to the operations of the MDHC Companies.
     Administrative payroll and employee benefits expense increased by $1.1 million, or 68.2%, to $2.7 million for the three-month period ended September 30, 2007 from $1.6 million for the three-month period ended September 30, 2006. As a percentage of revenue, administrative payroll and employee benefits expense remained unchanged at 4.5% for the three-month periods ended September 30, 2007 and 2006. The increase in administrative payroll and employee benefits expense was primarily due to an increase in personnel in connection with the acquisition of the MDHC Companies.
     General and administrative expenses increased by $2.0 million, or 105.5%, to $3.8 million for the three-month period ended September 30, 2007 from $1.8 million for the three-month period ended September 30, 2006. As a percentage of revenue, general and administrative expenses increased to 6.2% for the three-month period ended September 30, 2007 from 5.1% for the three-month period ended September 30, 2006. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies, an increase in professional fees and an increase in amortization expense resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies.
Income from Operations
     Income from operations for the three-month period ended September 30, 2007 increased by $0.8 million to $2.9 million from $2.1 million for the three-month period ended September 30, 2006.
Taxes
     An income tax provision of $1.2 million and $0.9 million was recorded for the three-month periods ended September 30, 2007 and 2006, respectively. The effective income tax rate was 37.9% for the three-month periods ended September 30, 2007 and 2006.
Net Income
     Net income for the three-month period ended September 30, 2007 increased by $0.5 million, or 37.5%, to $1.9 million from $1.4 million for the three-month period ended September 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2007, working capital was $20.0 million, an increase of $2.5 million from $17.5 million at June 30, 2007. The increase in working capital for the three-month period ended September 30, 2007 was primarily due to income before income tax provision of $3.1 million. Cash and cash equivalents increased by $6.9 million to $14.2 million at September 30, 2007 compared to $7.3 million at June 30, 2007 due primarily to the collection of favorable Medicare premium adjustments.
     Net cash of $7.7 million was provided by operating activities from continuing operations for the three-month period ended September 30, 2007 compared to $1.7 million for the three-month period ended September 30, 2006. This $6.0 million increase in cash provided by operating activities was primarily due to a decrease in amounts due from HMOs of $4.2 million resulting primarily from the collection of favorable Medicare premium adjustments.

     Net cash of approximately $0.3 million was used for investing activities for the three-month period ended September 30, 2007 compared to approximately $0.5 million for the three-month period ended September 30, 2006. The $0.2 million decrease in net cash used for investing activities primarily related to acquisition costs related to the MDHC Companies incurred during the three-months ended September 30, 2006.
     Net cash of approximately $0.5 million was used for financing activities for the three-month period ended September 30, 2007 compared to net cash provided by financing activities of $0.1 million for the three-month period ended September 30, 2006. The $0.6 million increase in cash used for financing activities for the three-month period ended September 30, 2007 was primarily due to $0.5 million of cash used for the repurchase of common stock.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In May 2005, our Board of Directors increased our previously announced program to repurchase shares of our common stock to a total of 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During the three-month period ended September 30, 2007, we repurchased 182,500 shares of our common stock for approximately $0.5 million. As of October 31, 2007, we had repurchased 1,339,967 shares of our common stock for approximately $3.4 million.
     Pursuant to the terms of the MDHC Acquisition, we paid the principal owners of the MDHC Companies an additional $1.0 million in cash in October 2007. We will also make certain other payments to the principal owners of the MDHC Companies not expected to exceed $0.1 million depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans. At September 30, 2007, approximately $10.4 million was available for future borrowing under the Term Loans and the Credit Facility.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2007, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. At September 30, 2007, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility accrue interest at variable rates and are therefore interest rate sensitive, however, we had no amount outstanding under these facilities at September 30, 2007. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Our Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the effectiveness of our disclosure controls and procedures should be considered in light of the following limitations on the effectiveness of our disclosure controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Further, the design of any control system is based, in part, upon assumptions about the likelihood of future events, and there can be no assurance that any control system design will succeed in achieving its stated goals under all potential future conditions. Additionally, over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us, we have less control over the manner in which that information is generated.
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
Section 302 Certifications
     Provided with this report are certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the SEC’s implementing regulations. This Item 4 contains the information concerning the evaluations referred to in those certifications, and you should read this information in conjunction with those certifications for a more complete understanding of the topics presented.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 9 of our Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in our Form 10-K for Fiscal 2007 and in other reports filed from time to time with the SEC since the date we filed our Form 10-K. Readers are urged to carefully review our risk factors since they may cause our results to differ from the “forward-looking statements” made in this report or otherwise made by or on our behalf. Those risk factors are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operation. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In May 2005, we announced that we had increased our previously announced stock repurchase program to authorize the buy back of up to 2,500,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the first quarter of Fiscal 2008:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Plan	the Plan
July 1 to July 31, 2007	—	N/A	—	1,342,533
August 1 to August 31, 2007	—	N/A	—	1,342,533
September 1 to September 30, 2007	182,500	$2.57	182,500	1,160,033

Totals	182,500	$2.57	182,500
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

CONTINUCARE CORPORATION
Dated: November 7, 2007	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary