Form 10-Q
period 2007-12-31
CONTINUCARE CORP
filed 2008-02-06
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)
7200 Corporate Center Drive
Suite 600
Miami, Florida 33126
(Address of principal executive offices)
(Zip Code)
(305) 500-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
At January 28, 2008, the Registrant had 68,859,536 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,280,153	$7,262,247
Other receivables, net	197,971	308,111
Due from HMOs, net of a liability for incurred but not reported medical claims of approximately $22,204,000 and $23,618,000 at December 31, 2007 and June 30, 2007, respectively	9,475,012	13,525,092
Prepaid expenses and other current assets	1,085,806	1,273,593
Deferred tax assets, net	571,561	740,264

Total current assets	26,610,503	23,109,307
Certificates of deposit, restricted	1,266,854	1,176,635
Property and equipment, net	8,671,825	8,509,454
Goodwill, net of accumulated amortization of approximately $7,610,000	73,204,582	73,670,225
Intangible assets, net of accumulated amortization of approximately $1,548,000 and $929,000 at December 31, 2007 and June 30, 2007, respectively	7,111,666	7,731,000
Managed care contracts, net of accumulated amortization of approximately $3,302,000 and $3,126,000 at December 31, 2007 and June 30, 2007, respectively	208,016	384,422
Deferred tax assets, net	2,392,218	2,289,811
Other assets, net	85,696	66,694

Total assets	$119,551,360	$116,937,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$680,836	$1,007,869
Accrued expenses and other current liabilities	3,380,255	4,542,097
Income taxes payable	591,235	67,398

Total current liabilities	4,652,326	5,617,364
Capital lease obligations, less current portion	151,094	165,191
Deferred tax liabilities	6,215,512	6,215,483
Other liabilities	843,341	881,125

Total liabilities	11,862,273	12,879,163
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 69,548,436 shares issued and outstanding at December 31, 2007 and 70,043,086 shares issued and outstanding at June 30, 2007	6,967	7,004
Additional paid-in capital	123,813,649	124,616,091
Accumulated deficit	(16,131,529)	(20,564,710)

Total shareholders’ equity	107,689,087	104,058,385

Total liabilities and shareholders’ equity	$119,551,360	$116,937,548

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	December 31,
	2007	2006
Revenue	$61,485,447	$55,399,607
Operating expenses:
Medical services:
Medical claims	43,847,320	40,123,259
Other direct costs	6,940,714	6,393,501

Total medical services	50,788,034	46,516,760

Administrative payroll and employee benefits	2,689,879	2,740,149
General and administrative	4,156,778	3,932,673

Total operating expenses	57,634,691	53,189,582

Income from operations	3,850,756	2,210,025
Other income (expense):
Interest income	201,390	50,621
Interest expense	(4,536)	(36,187)

Income before income tax provision	4,047,610	2,224,459
Income tax provision	1,535,925	843,784

Net income	$2,511,685	$1,380,675

Net income per common share:
Basic	$.04	$.02

Diluted	$.04	$.02

Weighted average common shares outstanding:
Basic	69,816,147	70,091,102

Diluted	70,970,949	71,232,537

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Revenue	$122,408,109	$91,333,204
Operating expenses:
Medical services:
Medical claims	88,724,515	67,184,301
Other direct costs	13,533,793	9,704,695

Total medical services	102,258,308	76,888,996

Administrative payroll and employee benefits	5,423,114	4,365,384
General and administrative	7,931,108	5,769,032

Total operating expenses	115,612,530	87,023,412

Income from operations	6,795,579	4,309,792
Other income (expense):
Interest income	360,503	204,743
Interest expense	(11,954)	(39,121)

Income before income tax provision	7,144,128	4,475,414
Income tax provision	2,710,947	1,697,623

Net income	$4,433,181	$2,777,791

Net income per common share:
Basic	$.06	$.05

Diluted	$.06	$.05

Weighted average common shares outstanding:
Basic	69,928,201	60,169,568

Diluted	71,102,303	61,377,276

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,433,181	$2,777,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,239,607	830,052
Loss on disposal of fixed assets	—	35,924
Provision for bad debts	181,081	105,795
Compensation expense related to issuance of stock options	637,303	752,258
Excess tax benefits related to exercise of stock options	—	(249,362)
Deferred tax expense	(212,891)	1,296,780
Changes in operating assets and liabilities:
Other receivables, net	(70,941)	(148,783)
Due from HMOs, net	4,599,115	(418,791)
Prepaid expenses and other current assets	172,787	(815,469)
Other assets, net	(19,002)	762,739
Accounts payable	(327,033)	340,649
Accrued expenses and other current liabilities	(981,567)	120,704
Income taxes payable	523,837	242,749

Net cash provided by operating activities	10,175,477	5,633,036

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(90,219)	(30,740)
Proceeds from sales of fixed assets	—	25,000
Acquisition of MDHC Companies, net of cash acquired	—	(6,033,017)
Purchase of property and equipment	(603,965)	(512,114)
Acquisition costs related to MDHC Companies	—	(359,147)

Net cash used in investing activities	(694,184)	(6,910,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	1,813,317
Repayments on note payable	—	(1,813,317)
Proceeds from long-term debt	—	6,916,079
Repayment on long-term debt	(6,083)	(14,679,439)
Excess tax benefits related to exercise of stock options	—	249,362
Principal repayments under capital lease obligations	(17,522)	(46,836)
Proceeds from exercise of stock options	64,375	17,275
Payment of fees related to issuance of stock	(45,000)	(41,820)
Repurchase of common stock	(1,459,157)	—

Net cash used in financing activities	(1,463,387)	(7,585,379)

Net increase (decrease) in cash and cash equivalents	8,017,906	(8,862,361)
Cash and cash equivalents at beginning of period	7,262,247	10,681,685

Cash and cash equivalents at end of period	$15,280,153	$1,819,324

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with proceeds of capital lease obligations	$38,922	$81,736

Retirement of treasury stock	$1,178,744	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$2,400,000	$164,000

Cash paid for interest	$11,954	$39,121

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2007 are not necessarily indicative of the results that may be reported for the remainder of the fiscal year ending June 30, 2008 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2008 refers to the fiscal year ending June 30, 2008, Fiscal 2007 refers to the fiscal year ended June 30, 2007, and Fiscal 2006 refers to the fiscal year ended June 30, 2006.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)
The purchase price, including acquisition costs, of approximately $66.2 million has been allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of eight and five years, respectively. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The Acquisition consideration of $66.2 million includes the estimated fair value of Continucare’s common stock issued to the MDHC Companies of $58.5 million, cash paid to the principal owners of $5.7 million at the closing of the Acquisition, cash paid to the principal owners of $1.0 million in October 2007, and acquisition costs of approximately $1.0 million. The estimated fair value of the 20.0 million shares of Continucare’s common stock issued effective October 1, 2006 to the MDHC Companies was based on a per share consideration of $2.96, which was calculated based upon the average of the closing market prices of Continucare’s common stock for the period two days before through two days after the announcement of the execution of the Asset Purchase Agreement for the Acquisition. The fair value of the 264,142 shares cancelled in Fiscal 2007 in connection with post-closing purchase price adjustments was approximately $0.7 million based upon the closing market price of Continucare’s common stock on the dates the shares were cancelled.
On September 26, 2006, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans require mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (4.6% at December 31, 2007), (ii) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (iii) are secured by substantially all of the assets of the Company and its subsidiaries, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, the Company fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition and these drawings were repaid during Fiscal 2007. As of December 31, 2007, the Company had no outstanding principal balance on its Term Loans.
Also effective September 26, 2006, the Company amended the terms of its existing credit facility that provides for a revolving loan to the Company of $5.0 million (the “Credit Facility”). As a result of this amendment, the Company, among other things, eliminated the financial covenant which previously required the Company’s EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replaced such covenant with covenants requiring the Company and its subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, the Company drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition and this drawing was repaid during Fiscal 2007. The Credit Facility has a maturity date of December 31, 2009. As of December 31, 2007, the Company had no outstanding principal balance on its Credit Facility.
As a result of the Acquisition of the MDHC Companies, the Company became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies, one of which the Company terminated effective September 30, 2007. For the three and six-month periods ended December 31, 2007, expenses related to these two leases were approximately $0.1 million and $0.2 million, respectively.
The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the actual operating results for the Company for the six-month period ended December 31, 2007 and the pro forma operating results for the Company for the six-month period ended December 31, 2006 as though the Acquisition of the MDHC Companies occurred at the beginning of the period. The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)
occurred if the transaction had been consummated on the date indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma consolidated financial information does not give effect to any integration expenses or cost savings or unexpected acquisition costs that may be incurred or realized in connection with the Acquisition. For the six-month period ended December 31, 2006, pre-tax non-continuing compensation expenses incurred by the MDHC Companies of approximately $8.3 million are included in the unaudited pro forma consolidated net income. The unaudited pro forma financial information reflects adjustments for the amortization of intangible assets established as part of the Acquisition consideration allocation in connection with the Acquisition, additional depreciation expense resulting from the property adjustment to reflect estimated fair value, additional rent expense related to a lease for a warehouse building excluded from the Acquisition, a reduction in interest income resulting from the use of cash for payment of the cash consideration in the Acquisition and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on estimates which may change as additional information is obtained. In addition, adjustments to goodwill subsequent to the Acquisition may result primarily from adjustments to amounts due from HMOs, other receivables and accrued expenses as additional information is obtained.

	Six Months Ended
	December 31,
	2007	2006
Revenue	$122,408,109	$114,575,988
Net income (loss)	4,433,181	(3,248,200)
Diluted earnings (loss) per share	.06	(.05)
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 141R will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. No material impact on the Company’s financial statements is expected from the adoption of this standard.
NOTE 5 — STOCK-BASED COMPENSATION
Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123
(“SFAS 123(R)”), using the modified prospective transition method.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three and six month periods ended December 31, 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 3.01% to 3.49% and 3.01% to 4.22%, respectively; dividend yield of 0%; volatility factor of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)
expected market price of the Company’s common stock of 59.0% and 59.5%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the three and six-month periods ended December 31, 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.16%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 63.5% and 64.0%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
The Company recognized share-based compensation expense of $0.3 million and $0.6 million for the three and six-month periods ended December 31, 2007, respectively, and $0.4 million and $0.7 million for the three and six-month periods ended December 31, 2006, respectively. For the three and six-month periods ended December 31, 2007, the Company did not recognize any excess tax benefits resulting from the exercise of stock options. For the three and six-month periods ended December 31, 2006, the Company recognized excess tax benefits of approximately $0.1 million and $0.2 million, respectively, resulting from exercise of stock options. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities for the six-month periods ended December 31, 2007 and 2006 of $0 and $0.2 million, respectively.
NOTE 6 — DEBT
The Company has in place a Credit Facility that provides for a revolving loan to the Company of $5.0 million and two Term Loans with maximum loan amounts available for borrowing totaling $5.2 million as of December 31, 2007 (see Note 3). At December 31, 2007, there was no outstanding principal balance on the Credit Facility or the Term Loans. The Credit Facility and Term Loans have variable interest rates at a per annum rate equal to the sum of 2.5% and the 30-day Dealer Commercial Paper Rate (5.0% at December 31, 2007) and the sum of 2.4% and the one-month LIBOR (4.6% at December 31, 2007), respectively. All assets, excluding capitalized lease assets, of the Company serve as collateral for the Credit Facility and Term Loans.
NOTE 7 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	69,816,147	70,091,102	69,928,201	60,169,568
Dilutive effect of stock options	1,154,802	1,141,435	1,174,102	1,207,708

Dilutive weighted average number of shares outstanding	70,970,949	71,232,537	71,102,303	61,377,276

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	2,115,500	690,000	2,115,500	690,000
Warrants	760,000	760,000	760,000	760,000
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)
The Company recorded an income tax provision of $1.5 million and $2.7 million for the three and six-month periods ended December 31, 2007, respectively, and $0.8 million and $1.7 million for the three and six-month periods ended December 31, 2006, respectively.
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
Effective July 1, 2007, the Company adopted the provisions of FIN 48. The implementation of FIN 48 had no impact on our liability for unrecognized tax benefits which was approximately $0.8 million at December 31, 2007 and July 1, 2007 and is included in other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $0.8 million, which includes accrued interest and penalties of approximately $20,000 at December 31, 2007 and July 1, 2007. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2008. The Company is no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2004.
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
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on three HMOs for substantially all of our revenues;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our and our HMO affiliates’ ability to improve efficiencies in utilization with respect to the Medicare Prescription Drug program;

•	Our ability to successfully integrate the MDHC Companies’ operations and personnel;

•	The realization of the expected synergies and benefits of the MDHC Acquisition;

•	Our ability to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Our ability to serve a significantly larger patient base;

•	Trends in patient enrollment and retention;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers or the benefits we expect to realize from the MDHC Acquisition;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our respective managed care operations; including the risk that any additional premiums we may receive as a result of the Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts with HMOs;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Our estimate of the proportion of our total assets comprised by intangible assets immediately following the MDHC Acquisition;

•	Our liability for medical claims incurred but not reported in a period exceeding our estimates;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Market acceptance of our Continucare ValuClinic health centers;

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods, including with respect to the goodwill resulting from the MDHC acquisition;

•	The impact on our liquidity of any repurchases of our common stock;

•	The inherent uncertainty in financial forecasts which are based upon assumptions which may prove incorrect or inaccurate;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
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

General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”) at 20 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of December 31, 2007, we provided services to or for approximately 27,000 patients on a risk basis and approximately 11,300 patients on a non-risk basis. For the six-month period ended December 31, 2007, approximately 88% and 9% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective October 1, 2006, we completed the Acquisition of the MDHC Companies. Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. See Note 3 to the condensed consolidated financial statements included herein for unaudited pro forma financial information for the six-month period ended December 31, 2006 presenting our operating results as though the Acquisition occurred at the beginning of that accounting period.
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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $0.8 million and $1.8 million, respectively, during the three and six-month periods ended December 31, 2007 and by approximately $1.1 million and $1.9 million, respectively, during the three and six-month periods ended December 31, 2006.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at December 31, 2007 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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

     We develop our estimate of IBNR primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low utilization or if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense recorded in prior months to actual claims expense as claims are paid by the HMOs and reported to us.
     To further corroborate our estimate of medical claims, an independent actuarial calculation is performed for us on a quarterly basis. This independent actuarial calculation indicates that IBNR as of December 31, 2007 was between approximately $21.6 million and $26.4 million. Based on our internal analysis and the independent actuarial calculation, as of December 31, 2007, we recorded a liability of approximately $22.2 million for IBNR. The decrease in the liability for IBNR of $1.4 million or 6.0% to $22.2 million as of December 31, 2007 from $23.6 million as of June 30, 2007 was primarily due to favorable adjustments to the estimated claims expense recorded in prior months based on actual claims paid by the HMOs. The increase in the liability for IBNR of $6.2 million or 43.8% to $20.4 million as of December 31, 2006 from $14.2 million as of June 30, 2006 was primarily due to the additional IBNR recorded related to the MDHC Companies.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 67% of our total assets at December 31, 2007. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the MDHC Acquisition. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually or more frequently if certain indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, and the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2007 and determined that no impairment existed. In addition, no indicators of impairment were noted for the three and six-month periods ended December 31, 2007 and, accordingly, no impairment charges were recognized. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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

     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At December 31, 2007, we had deferred tax liabilities in excess of deferred tax assets of approximately $3.3 million.
Stock-Based Compensation Expense
     We use the modified prospective transition method under SFAS 123 (R). SFAS 123(R) requires us to recognize compensation costs in our financial statements related to our share-based payment transactions with employees and directors. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three and six-month periods ended December 31, 2007 based on the following assumptions: risk-free interest rate ranging from 3.01% to 3.49% and 3.01% to 4.22%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 59.0% and 59.5%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the three and six-month periods ended December 31, 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.16%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 63.5% and 64.0%, respectively; and weighted-average expected life of the option ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
     As a result of adopting SFAS No. 123(R), we recognized share-based compensation expense of $0.3 million and $0.6 million, respectively, for the three and six-month periods ended December 31, 2007 and $0.4 million and $0.7 million, respectively, for the three and six-month periods ended December 31, 2006. For the three and six-month periods ended December 31, 2007, the Company did not recognize any excess tax benefits resulting from the exercise of stock options. For the three and six-month periods ended December 31, 2006, the Company recognized excess tax benefits of approximately $0.1 million and $0.2 million, respectively. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities of $0 and $0.2 million, respectively, for the six-month periods ended December 31, 2007 and 2006.
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
COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2007 TO THE THREE- MONTH PERIOD ENDED DECEMBER 31, 2006
Revenue
     Revenue increased by $6.1 million, or 11.0%, to $61.5 million for the three-month period ended December 31, 2007 from $55.4 million for the three-month period ended December 31, 2006 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $5.5 million, or 11.4%, during the three-month period ended December 31, 2007. During the three-month period ended December 31, 2007, revenue generated by our Medicare risk arrangements increased approximately 10.0% on a per patient per month basis and Medicare patient months increased by approximately 1.3% over the comparable period of Fiscal 2007. The increase in the per member per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and the increased phase-in of the Medicare risk adjustment program. In addition, during the three-month period ended December 31, 2007 one of our HMO affiliates increased the percentage of Medicare premium we received under our risk contract for the twelve-month period ended December 31, 2007. This favorable adjustment resulted in an increase in revenue and operating profits of $0.9 million and $0.7 million, respectively, for the three-month period ended December 31, 2007. We do not expect to receive a similar premium adjustment in future periods. The increase in the per member per month Medicare revenue effective January 1, 2007 for the operations associated with the MDHC Companies, however, was lower than anticipated due primarily to a decline in their Medicare risk adjustment scores. We believe that the current Medicare risk adjustment scores of the patient population associated with the operations of the MDHC Companies may not fully reflect the current health status of the patients and, as a result, we are working to update and provide more complete information regarding the health status of these patients which we believe will result in a favorable revenue adjustment during our fiscal year ending June 30, 2008. However, there is no assurance that the updated health status information for this patient population will result in any favorable revenue adjustment in future periods. Based on information received from our HMO affiliates and CMS, we believe that our Medicare premiums on a per patient per month basis will increase by approximately 3% effective January 1, 2008 without taking into account any adjustments resulting from changes in our Medicare risk adjustment scores. There is, however, no assurance that our premiums will increase by this amount, if at all, or that the effect of any CMS risk adjustment will not result in a negative adjustment or that the effect of any adverse changes in our Medicare risk adjustment scores will not exceed any premium increases.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended December 31, 2007 and 2006 were unfavorable retroactive Medicare adjustments of $0.4 million and $1.7 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 72% and 74% of our total revenue for the three-month periods ended December 31, 2007 and 2006, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 20% of our total revenue for the three-month periods ended December 31, 2007 and 2006.

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
     Medical services expenses for the three-month period ended December 31, 2007 increased by $4.3 million, or 9.2%, to $50.8 million from $46.5 million for the three-month period ended December 31, 2006. Medical claims expense, which is the largest component of medical services expense, increased by $3.7 million, or 9.3%, to $43.8 million for the three-month period ended December 31, 2007 from $40.1 million for the three-month period ended December 31, 2006 primarily due to an increase in Medicare claims expense of $2.9 million, or 8.0%. The increase in Medicare claims expense resulted from a 6.6% increase in medical claims expense on a per patient per month basis and a 1.3% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to inflationary trends in the health care industry.
     As a percentage of revenue, medical services expenses decreased to 82.6% of revenue for the three-month period ended December 31, 2007 as compared to 84.0% for the three-month period ended December 31, 2006. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 71.3% for the three-month period ended December 31, 2007 from 72.4% for the three-month period ended December 31, 2006. This decrease was primarily due to an increase in revenue at a greater rate than the increase in both our medical services expenses and our medical claims expense. HMOs, however, are under continuous competitive pressure to offer enhanced, and possibly more expensive benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $0.5 million, or 8.6%, to $6.9 million for the three-month period ended December 31, 2007 from $6.4 million for the three-month period ended December 31, 2006. As a percentage of revenue, other direct costs decreased to 11.3% for the three-month period ended December 31, 2007 from 11.5% for the three-month period ended December 31, 2006. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers.
     Administrative payroll and employee benefits expense remained unchanged at $2.7 million for the three-month periods ended December 31, 2007 and 2006. As a percentage of revenue, administrative payroll and employee benefits expense decreased to 4.4% for the three-month period ended December 31, 2007 from 4.9% for the three-month period ended December 31, 2006.
     General and administrative expenses increased by $0.3 million, or 5.7%, to $4.2 million for the three-month period ended December 31, 2007 from $3.9 million for the three-month period ended December 31, 2006. As a percentage of revenue, general and administrative expenses decreased to 6.8% for the three-month period ended December 31, 2007 from 7.1% for the three-month period ended December 31, 2006. The increase in general and administrative expenses was primarily due to increases in marketing expenses and property taxes, partially offset by a decrease in professional fees.
Income from Operations
     Income from operations for the three-month period ended December 31, 2007 increased by $1.7 million to $3.9 million from $2.2 million for the three-month period ended December 31, 2006.

Taxes
     An income tax provision of $1.5 million and $0.8 million was recorded for the three-month periods ended December 31, 2007 and 2006, respectively. The effective income tax rate was 37.9% for the three-month periods ended December 31, 2007 and 2006.
Net Income
     Net income for the three-month period ended December 31, 2007 increased by $1.1 million, or 81.9%, to $2.5 million from $1.4 million for the six-month period ended December 31, 2006.
COMPARISON OF THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007 TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2006
Revenue
     Revenue increased by $31.1 million, or 34.0%, to $122.4 million for the six-month period ended December 31, 2007 from $91.3 million for the six-month period ended December 31, 2006 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $25.5 million, or 30.9%, during the six-month period ended December 31, 2007. During the six-month period ended December 31, 2007, revenue generated by our Medicare risk arrangements increased approximately 10.4% on a per patient per month basis and Medicare patient months increased by approximately 18.5% over the comparable period of Fiscal 2007. The increase in Medicare patient months was primarily due to the operations associated with the MDHC Companies which we acquired effective October 1, 2006 and which were included in our results for only part of the 2006 period. The increase in the per member per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and the increased phase-in of the Medicare risk adjustment program. Included in revenue for the six-month periods ended December 31, 2007 and 2006 were unfavorable retroactive Medicare adjustments of $1.0 million and $1.1 million, respectively, related to Medicare premiums and risk corridor adjustments. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     During the six-month periods ended December 31, 2007 and 2006, we received payments and recorded amounts due from our HMO affiliates of approximately $0.5 million and $0.7 million, respectively, related primarily to Medicare risk adjustments relating to the operations of the MDHC Companies for periods prior to completion of the Acquisition. While these transactions ordinarily are reflected in our results of operations, since they related to periods prior to our acquisition of the MDHC Companies, they were instead recorded as purchase accounting adjustments which decreased the amount of goodwill we recorded for the Acquisition.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 72% and 76% of our total revenue for the six-month periods ended December 31, 2007 and 2006, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 20% of our total revenue for the six-month periods ended December 31, 2007 and 2006.
Operating Expenses
     Medical services expenses for the six-month period ended December 31, 2007 increased by $25.4 million, or 33.0%, to $102.3 million from $76.9 million for the six-month period ended December 31, 2006. Medical claims expense, which is the largest component of medical services expense, increased by $21.5 million, or 32.1%, to $88.7 million for the six-month period ended December 31, 2007 from $67.2 million for the six-month period ended December 31, 2006 primarily due to an increase in Medicare claims expense of $17.5 million, or 28.3%. The increase in Medicare claims expense resulted from an 8.3% increase in medical claims expense on a per patient per month basis and an 18.5% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to inflationary trends in the health care industry. The increase in Medicare patient months is primarily attributable to the acquisition of the MDHC Companies effective October 1, 2006.

     As a percentage of revenue, medical services expenses decreased to 83.5% of revenue for the six-month period ended December 31, 2007 as compared to 84.2% for the six-month period ended December 31, 2006. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 72.5% for the six-month ended December 31, 2007 from 73.6% for the six-month period ended December 31, 2006. This decrease was primarily due to an increase in revenue at a greater rate than the increase in both our medical services expenses and our medical claims expense.
     Other direct costs increased by $3.8 million, or 39.5%, to $13.5 million for the six-month period ended December 31, 2007 from $9.7 million for the six-month period ended December 31, 2006. As a percentage of revenue, other direct costs increased to 11.1% for the six-month period ended December 31, 2007 from 10.6% for the six-month period ended December 31, 2006. The increase in the amount of other direct costs was primarily due to the expenses related to the operations of the MDHC Companies being included in our results for the entire 2007 period.
     Administrative payroll and employee benefits expense increased by $1.0 million, or 24.2%, to $5.4 million for the six-month period ended December 31, 2007 from $4.4 million for the six-month period ended December 31, 2006. As a percentage of revenue, administrative payroll and employee benefits expense decreased to 4.4% for the six-month period ended December 31, 2007 from 4.8% for the six-month period ended December 31, 2006. The increase in administrative payroll and employee benefits expense was primarily due to an increase in personnel in connection with the acquisition of the MDHC Companies which were reflected in our results for the entire 2007 period.
     General and administrative expenses increased by $2.1 million, or 37.5%, to $7.9 million for the six-month period ended December 31, 2007 from $5.8 million for the six-month period ended December 31, 2006. As a percentage of revenue, general and administrative expenses increased to 6.5% for the six-month period ended December 31, 2007 from 6.3% for the six-month period ended December 31, 2006. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies and an increase in amortization expense resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies which were reflected in our results for the entire 2007 period.
Income from Operations
     Income from operations for the six-month period ended December 31, 2007 increased by $2.5 million to $6.8 million from $4.3 million for the six-month period ended December 31, 2006.
Taxes
     An income tax provision of $2.7 million and $1.7 million was recorded for the six-month periods ended December 31, 2007 and 2006, respectively. The effective income tax rate was 37.9% for the six-month periods ended December 31, 2007 and 2006.
Net Income
     Net income for the six-month period ended December 31, 2007 increased by $1.6 million, or 59.6%, to $4.4 million from $2.8 million for the six-month period ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2007, working capital was $22.0 million, an increase of $4.5 million from $17.5 million at June 30, 2007. The increase in working capital for the six-month period ended December 31, 2007 was primarily due to net income of $4.4 million. Cash and cash equivalents increased by $8.0 million to $15.3 million at December 31, 2007 compared to $7.3 million at June 30, 2007 due primarily to net income of $4.4 million and the collection of favorable Medicare premium adjustments.
     Net cash of $10.2 million was provided by operating activities from continuing operations for the six-month period ended December 31, 2007 compared to $5.6 million for the six-month period ended December 31, 2006. This $4.6 million increase in cash provided by operating activities was primarily due to a decrease in amounts due from HMOs of $5.0 million resulting primarily from the collection of favorable Medicare premium adjustments.
     Net cash of approximately $0.7 million was used for investing activities for the six-month period ended December 31, 2007 compared to approximately $6.9 million for the six-month period ended December 31, 2006. The $6.2 million decrease in net cash used for investing activities primarily related to cash used for the acquisition of the MDHC Companies during the six-month period ended December 31, 2006.
     Net cash of approximately $1.5 million was used for financing activities for the six-month period ended December 31, 2007 compared to approximately $7.6 million for the six-month period ended December 31, 2006. The $6.1 million decrease in cash used for financing activities for the six-month period ended December 31, 2007 was primarily due to cash used of approximately $7.8 million for the repayment of long-term debt related to the acquisition of the MDHC Companies, net of proceeds from long-term debt, during the six-month period ended December 31, 2006, as compared to cash used of approximately $1.5 million for the repurchase of our common stock during the six-month period ended December 31, 2007.
     Pursuant to the terms of our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In February 2008, our Board of Directors increased our previously announced program to repurchase shares of our common stock by 3,000,000 to a total of 5,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During the three and six-month periods ended December 31, 2007, we repurchased 395,900 and 578,400 shares, respectively, of our common stock for approximately $1.0 million and $1.5 million, respectively. As of January 28, 2008, we had repurchased an aggregate of 2,424,767 shares of our common stock under this program for approximately $6.1 million.
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
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans. At December 31, 2007, approximately $10.2 million was available for future borrowing under the Term Loans and the Credit Facility.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2007, we had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. At December 31, 2007, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility accrue interest at variable rates and are therefore interest rate sensitive, however, we had no amount outstanding under these facilities at December 31, 2007. We have no material risk associated with foreign currency exchange rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In February 2008, we increased our previously announced stock repurchase program to authorize the buy back of up to 5,500,000 shares of our common stock from the previously authorized 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the second quarter of Fiscal 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan(1)
October 1 to October 31, 2007	—	N/A	—	4,160,033
November 1 to November 30, 2007	197,100	$2.57	197,100	3,962,933
December 1 to December 31, 2007	198,800	$2.43	198,800	3,764,133

Totals	395,900		$395,900

(1)	Amounts in this column include the additional 3,000,000 shares of common stock authorized to be repurchased under the plan as a result of the increase approved by the Board of Directors in February 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibits

	31.1	Section 302 Certification of the Chief Executive Officer.

	31.2	Section 302 Certification of the Chief Financial Officer.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: February 6, 2008	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary