Form 10-K/A
period 2007-06-30
CONTINUCARE CORP
filed 2008-04-28
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2
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
     As of April 23, 2008, the registrant had outstanding 67,741,803 shares of Common Stock, $.0001 par value per share.
     Documents Incorporated by Reference: None.
EXPLANATORY NOTE
Continucare Corporation (the “Registrant”) is filing this Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for the sole purpose of revising the certifications filed as Exhibits 31.1 and 31.2 thereto in order to correct certain inadvertent omissions made therein. This Amendment No. 2 on Form 10-K/A is not intended to update any other information presented in the Annual Report as originally filed or as subsequently amended by Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report filed on October 26, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Amendment No. 2 to the Annual Report on Form 10-K/A.

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

Dated: April 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	April 28, 2008
/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 28, 2008
/s/ Luis Cruz, M.D. Luis Cruz, M.D.	Vice Chairman of the Board and Director	April 28, 2008
/s/ Robert J. Cresci Robert J. Cresci	Director	April 28, 2008
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	April 28, 2008
/s/ Neil Flanzraich Neil Flanzraich	Director	April 28, 2008
/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	April 28, 2008
/s/ A. Marvin Strait A. Marvin Strait	Director	April 28, 2008

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4