Form 10-Q
period 2008-03-31
CONTINUCARE CORP
filed 2008-05-07
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2716023 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
At April 23, 2008, the Registrant had 67,741,803 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,724,322	$7,262,247
Other receivables, net	109,089	308,111
Due from HMOs, net of a liability for incurred but not reported medical claims of approximately $23,374,000 and $23,618,000 at March 31, 2008 and June 30, 2007, respectively	13,233,829	13,525,092
Prepaid expenses and other current assets	941,241	1,273,593
Deferred tax assets, net	554,486	740,264

Total current assets	27,562,967	23,109,307
Certificates of deposit, restricted	1,263,312	1,176,635
Property and equipment, net	8,578,686	8,509,454
Goodwill, net of accumulated amortization of approximately $7,610,000	73,204,582	73,670,225
Intangible assets, net of accumulated amortization of approximately $1,858,000 and $929,000 at March 31, 2008 and June 30, 2007, respectively	6,802,000	7,731,000
Managed care contracts, net of accumulated amortization of approximately $3,390,000 and $3,126,000 at March 31, 2008 and June 30, 2007, respectively	119,811	384,422
Deferred tax assets, net	2,466,653	2,289,811
Other assets, net	153,957	66,694

Total assets	$120,151,968	$116,937,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$159,721	$1,007,869
Accrued expenses and other current liabilities	3,633,001	4,542,097
Income taxes payable	1,450,776	67,398

Total current liabilities	5,243,498	5,617,364
Capital lease obligations, less current portion	130,068	165,191
Deferred tax liabilities	6,351,633	6,215,483
Other liabilities	843,341	881,125

Total liabilities	12,568,540	12,879,163
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized;
67,741,803 shares issued and outstanding at March 31, 2008 and 70,043,086 shares issued and
outstanding at June 30, 2007	6,774	7,004
Additional paid-in capital	120,032,681	124,616,091
Accumulated deficit	(12,456,027)	(20,564,710)

Total shareholders’ equity	107,583,428	104,058,385

Total liabilities and shareholders’ equity	$120,151,968	$116,937,548

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$65,936,165	$60,371,155
Operating expenses:
Medical services:
Medical claims	45,132,244	45,287,174
Other direct costs	6,902,514	6,775,987

Total medical services	52,034,758	52,063,161

Administrative payroll and employee benefits	3,489,077	2,538,479
General and administrative	4,341,247	3,935,456

Total operating expenses	59,865,082	58,537,096

Income from operations	6,071,083	1,834,059
Other income (expense):
Interest income	147,799	64,422
Interest expense	(5,079)	(5,817)

Income before income tax provision	6,213,803	1,892,664
Income tax provision	2,538,302	744,225

Net income	$3,675,501	$1,148,439

Net income per common share:
Basic	$.05	$.02

Diluted	$.05	$.02

Weighted average common shares outstanding:
Basic	68,352,586	70,014,831

Diluted	69,473,743	71,328,916

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	March 31,
	2008	2007

Revenue	$188,344,274	$151,704,360
Operating expenses:
Medical services:
Medical claims	133,856,761	112,471,473
Other direct costs	20,436,307	16,480,682

Total medical services	154,293,068	128,952,155

Administrative payroll and employee benefits	8,912,191	6,903,862
General and administrative	12,272,352	9,704,488

Total operating expenses	175,477,611	145,560,505

Income from operations	12,866,663	6,143,855
Other income (expense):
Interest income	508,302	269,165
Interest expense	(17,033)	(44,938)

Income before income tax provision	13,357,932	6,368,082
Income tax provision	5,249,249	2,441,848

Net income	$8,108,683	$3,926,234

Net income per common share:
Basic	$.12	$.06

Diluted	$.11	$.06

Weighted average common shares outstanding:
Basic	69,402,996	63,451,322

Diluted	70,559,450	64,694,489

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,108,683	$3,926,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,904,069	1,375,002
Loss on disposal of fixed assets	—	35,924
Provision for bad debts	181,081	120,934
Compensation expense related to issuance of stock options	1,036,002	1,253,217
Deferred tax expense	(134,130)	2,324,328
Changes in operating assets and liabilities:
Other receivables, net	17,941	(293,579)
Due from HMOs, net	840,297	1,930,500
Prepaid expenses and other current assets	317,352	(924,151)
Other assets, net	(87,263)	890,885
Accounts payable	(848,148)	651,166
Accrued expenses and other current liabilities	(682,033)	(778,598)
Income taxes payable	1,383,378	(142,573)

Net cash provided by operating activities	12,037,229	10,369,289

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of certificates of deposit	15,000	—
Purchase of certificates of deposit	(101,677)	(43,395)
Proceeds from sales of fixed assets	—	25,000
Acquisition of MDHC Companies, net of cash acquired	—	(6,121,722)
Purchase of property and equipment	(777,415)	(703,412)
Acquisition costs related to MDHC Companies	—	(359,147)

Net cash used in investing activities	(864,092)	(7,202,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	1,813,317
Repayments on note payable	—	(1,813,317)
Proceeds from long-term debt	—	6,917,808
Repayment on long-term debt	(6,083)	(14,684,848)
Principal repayments under capital lease obligations	(85,351)	(74,020)
Proceeds from exercise of stock options	64,375	41,699
Payment of fees related to issuance of stock	(45,000)	(44,401)
Repurchase of common stock	(5,639,003)	—

Net cash used in financing activities	(5,711,062)	(7,843,762)

Net increase (decrease) in cash and cash equivalents	5,462,075	(4,677,149)
Cash and cash equivalents at beginning of period	7,262,247	10,681,685

Cash and cash equivalents at end of period	$12,724,322	$6,004,536

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with proceeds of capital lease obligations	$38,922	$81,736

Retirement of treasury stock	$5,564,998	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$4,000,000	$266,000

Cash paid for interest	$17,033	$44,938

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2008 are not necessarily indicative of the results that may be reported for the remainder of the fiscal year ending June 30, 2008 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2008 refers to the fiscal year ending June 30, 2008, Fiscal 2007 refers to the fiscal year ended June 30, 2007, and Fiscal 2006 refers to the fiscal year ended June 30, 2006.
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
NOTE 3 — ACQUISITION
Effective October 1, 2006, the Company completed its acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”). In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, the Company paid the MDHC Companies approximately $5.7 million in cash, issued to the MDHC Companies 20.0 million shares of the Company’s common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies. The 20.0 million shares of the Company’s common stock issued in connection with the Acquisition were issued pursuant to an exemption under the Securities Act of 1933, as amended, and 1.5 million of such 20.0 million shares were placed in escrow as security for indemnification obligations of the MDHC Companies and their principal owners, and, in Fiscal 2007, 264,142 of such shares were cancelled in connection with post-closing purchase price adjustments. The balance of the shares held in escrow were released to the principal owners of the MDHC Companies in April 2008 in accordance with the terms of the escrow agreement. Pursuant to the terms of the Acquisition, the Company paid the principal owners of the MDHC Companies an additional $1.0 million in cash in October 2007. The Company will also make certain other payments to the principal owners of the MDHC Companies not expected to exceed $0.1 million depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
The purchase price, including acquisition costs, of approximately $66.2 million has been allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of eight and five years, respectively. The fair values of the customer relationships and other identifiable intangible assets are amortized over their estimated lives using the straight-line method. The customer relationships are non-contractual. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The Acquisition consideration of $66.2 million includes the estimated fair value of Continucare’s common stock issued to the MDHC Companies of $58.5 million, cash paid to the principal owners of $5.7 million at the closing of the Acquisition, cash paid to the principal owners of $1.0 million in October 2007, and acquisition costs of approximately $1.0 million. The estimated fair value of the 20.0 million shares of Continucare’s common stock issued effective October 1, 2006 to the MDHC Companies was based on a per share consideration of $2.96, which was calculated based upon the average of the closing market prices of Continucare’s common stock for the period two days before through two days after the announcement of the execution of the Asset Purchase Agreement for the Acquisition. The fair value of the 264,142 shares cancelled in Fiscal 2007 in connection with post-closing purchase price adjustments was approximately $0.7 million based upon the closing market price of Continucare’s common stock on the dates the shares were cancelled.
On September 26, 2006, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans require mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (2.70% at March 31, 2008), (ii) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (iii) are secured by substantially all of the assets of the Company and its subsidiaries, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, the Company fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition and these drawings were repaid during Fiscal 2007. As of March 31, 2008, the Company had no outstanding principal balance on its Term Loans.
Also effective September 26, 2006, the Company amended the terms of its existing credit facility that provides for a revolving loan to the Company of $5.0 million (the “Credit Facility”). As a result of this amendment, the Company, among other things, eliminated the financial covenant which previously required the Company’s EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replaced such covenant with covenants requiring the Company and its subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, the Company drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition and this drawing was repaid during Fiscal 2007. The Credit Facility has a maturity date of December 31, 2009. As of March 31, 2008, the Company had no outstanding principal balance on its Credit Facility.
As a result of the Acquisition of the MDHC Companies, the Company became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies, one of which the Company terminated effective September 30, 2007. For the three and nine-month periods ended March 31, 2008, expenses related to these two leases were approximately $0.1 million and $0.3 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the actual operating results for the Company for the nine-month period ended March 31, 2008 and the pro forma operating results for the Company for the nine-month period ended March 31, 2007 as though the Acquisition of the MDHC Companies occurred at the beginning of the period. The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the date indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma consolidated financial information does not give effect to any integration expenses or cost savings or unexpected acquisition costs that may be incurred or realized in connection with the Acquisition. For the nine-month period ended March 31, 2007, pre-tax non-continuing compensation expenses incurred by the MDHC Companies of approximately $8.3 million are included in the unaudited pro forma consolidated net income. The unaudited pro forma financial information reflects adjustments for the amortization of intangible assets established as part of the Acquisition consideration allocation in connection with the Acquisition, additional depreciation expense resulting from the property adjustment to reflect estimated fair value, additional rent expense related to a lease for a warehouse building excluded from the Acquisition, a reduction in interest income resulting from the use of cash for payment of the cash consideration in the Acquisition and the income tax effect on the pro forma adjustments. In addition, adjustments to goodwill subsequent to the Acquisition may result primarily from adjustments to amounts due from HMOs, other receivables and accrued expenses as additional information is obtained.

	Nine Months Ended
	March 31,
	2008	2007
Revenue	$188,344,274	$174,947,144
Net income (loss)	8,108,683	(2,114,115)
Diluted earnings (loss) per share	.11	(.03)
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent consideration, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
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
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three and nine month periods ended March 31, 2008 was calculated based on the following assumptions: risk-free interest rate ranging from 1.61% to 2.71% and 1.61% to 4.22%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 59.6% and 59.5%, respectively; and weighted-average expected life of the options ranging from 2 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the three and nine-month periods ended March 31, 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.18%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 61.9% and 63.7%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
The Company recognized share-based compensation expense of $0.4 million and $1.0 million for the three and nine-month periods ended March 31, 2008, respectively, and $0.5 million and $1.3 million for the three and nine-month periods ended March 31, 2007, respectively. For the three and nine-month periods ended March 31, 2008 and 2007, the Company did not recognize any excess tax benefits resulting from the exercise of stock options.
NOTE 6 — DEBT
The Company has in place a Credit Facility that provides for a revolving loan to the Company of $5.0 million and two Term Loans with maximum loan amounts available for borrowing totaling $5.1 million as of March 31, 2008 (see Note 3). At March 31, 2008, there was no outstanding principal balance on the Credit Facility or the Term Loans. The Credit Facility and Term Loans have variable interest rates at a per annum rate equal to the sum of 2.5% and the 30-day Dealer Commercial Paper Rate (2.63% at March 31, 2008) and the sum of 2.4% and the one-month LIBOR (2.70% at March 31, 2008), respectively. All assets, excluding capitalized lease assets, of the Company serve as collateral for the Credit Facility and Term Loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
NOTE 7 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Basic weighted average number of shares outstanding	68,352,586	70,014,831	69,402,996	63,451,322
Dilutive effect of stock options	1,121,157	1,314,085	1,156,454	1,243,167

Dilutive weighted average number of shares outstanding	69,473,743	71,328,916	70,559,450	64,694,489

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	2,982,000	—	2,982,000	—
Warrants	—	760,000	—	760,000
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
The Company recorded an income tax provision of $2.5 million and $5.2 million for the three and nine-month periods ended March 31, 2008, respectively, and $0.7 million and $2.4 million for the three and nine-month periods ended March 31, 2007, respectively.
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
Effective July 1, 2007, the Company adopted the provisions of FIN 48. The implementation of FIN 48 had no impact on our liability for unrecognized tax benefits which was approximately $0.8 million at March 31, 2008 and July 1, 2007 and is included in other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $0.8 million, which includes accrued interest and penalties of approximately $20,000 at March 31, 2008 and July 1, 2007. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2008. The Company is no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2004.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution our investors that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which is made or may be deemed to have been made in this report or which is otherwise made by us or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “predict,” “should,” “potential,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements include, but are not limited to the following:
•	Our ability to make capital expenditures and respond to capital needs;

•	Our ability to enhance the services we provide to our patients;

•	Our ability to strengthen our medical management capabilities;

•	Our ability to improve our physician network;

•	Our ability to enter into or renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	The estimated increase in, or fair value of, our intangible assets as a result of our acquisition of the MDHC Companies (the “Acquisition”), and its impact on us;

•	Our ability to respond to future changes in Medicare and Medicaid reimbursement levels and reimbursement rates from other third parties;

•	Our compliance with applicable laws and regulations;

•	Our ability to establish relationships and expand into new geographic markets;

•	Our ability to timely open additional Continucare ValuClinic health centers;

•	Our ability to expand our network through additional medical centers or other facilities;

•	The potential impact on our claims loss ratio as a result of the Medicare Risk Adjustments (“MRA”), the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) and the enhanced benefits our affiliated health maintenance organizations (“HMOs”) offer under their Medicare Advantage Plans;

•	Changes in the component of our medical claims expense attributable to the Medicare Prescription Drug program;

•	The ability of our stop-loss insurance coverage to limit the financial risk to us of our risk arrangements with the HMOs;

•	Our ability to utilize our net operating losses for Federal income tax purposes;

•	The impact of the newly effective Medicare prescription drug plan on our results of operations; and

•	Our intent to repurchase our common stock under our stock repurchase program.
     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:
•	Our dependence on three HMOs for substantially all of our revenues;

•	Our ability to achieve expected levels of patient volumes and control the costs of providing services;

•	Pricing pressures exerted on us by managed care organizations;

•	The level of payments we receive from governmental programs and other third party payors;

•	Our and our HMO affiliates’ ability to improve efficiencies in utilization with respect to the Medicare Prescription Drug program;

•	Inflationary trends in healthcare costs;

•	Our ability to successfully integrate the MDHC Companies’ operations and personnel;

•	The realization of the expected synergies and benefits of the MDHC Acquisition;

•	Our ability to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Our ability to serve a significantly larger patient base;

•	Trends in patient enrollment and retention;

•	Our ability to successfully recruit and retain qualified medical professionals;

•	Future legislative or regulatory changes, including possible changes in Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers or the benefits we expect to realize from the MDHC Acquisition;

•	Our ability to comply with applicable laws and regulations;

•	The impact of the Medicare Modernization Act and MRA on payments we receive for our respective managed care operations; including the risk that any additional premiums we may receive as a result of the Medicare prescription drug plan will not be sufficient to compensate us for the expenses that we incur as a result of that plan;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

•	Changes in our revenue mix and claims loss ratio;

•	Changes in the range of medical services we provide or for which our HMO affiliates offer coverage;

•	Our ability to enter into and renew managed care provider agreements on acceptable terms;

•	Loss of significant contracts with HMOs;

•	The ability of our compliance program to detect and prevent regulatory compliance problems;

•	Delays in receiving payments;

•	Increases in the cost of insurance coverage, including our stop-loss coverage, or the loss of insurance coverage;

•	The collectibility of our uninsured accounts and deductible and co-pay amounts;

•	Federal and state investigations;

•	Lawsuits for medical malpractice and the outcome of any such litigation;

•	Our estimate of the proportion of our total assets comprised by intangible assets immediately following the MDHC Acquisition;

•	Our liability for medical claims incurred but not reported in a period exceeding our estimates;

•	Changes in estimates and judgments associated with our critical accounting policies;

•	Market acceptance of our Continucare ValuClinic health centers;

•	Our dependence on our information processing systems and the management information systems of our HMO affiliates;

•	Impairment charges that could be required in future periods, including with respect to the goodwill resulting from the MDHC acquisition;

•	The impact on our liquidity of any repurchases of our common stock;

•	The inherent uncertainty in financial forecasts which are based upon assumptions which may prove incorrect or inaccurate;

•	General economic conditions; and

•	Uncertainties generally associated with the health care business.
     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2007 and in Item 1A of Part Two of this Form 10-Q and our other Quarterly Reports on Form 10-Q filed after our Form 10-K for Fiscal 2007.

General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”) at 20 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of March 31, 2008, we provided services to or for approximately 26,700 patients on a risk basis and approximately 9,600 patients on a non-risk basis. Additionally, we also provided services to over 2,500 patients as of March 31, 2008 on a non-risk fee-for-service basis. For the nine-month period ended March 31, 2008, approximately 89% and 9% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under risk arrangements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective October 1, 2006, we completed the Acquisition of the MDHC Companies. Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. See Note 3 to the condensed consolidated financial statements included herein for unaudited pro forma financial information for the nine-month period ended March 31, 2007 presenting our operating results as though the Acquisition occurred at the beginning of that accounting period.
Medicare and Medicaid Considerations
     Substantially all of our revenue is generated by providing services to Medicare-eligible members and Medicaid-eligible members. The federal government and state governments, including Florida, from time to time explore ways to reduce medical care costs through Medicare and Medicaid reform, specifically, and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare or Medicaid funding or mandate increased benefit levels or any developments that would disqualify us from receiving Medicare or Medicaid funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition and cash flows. Due to the diverse range of medical care related proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.
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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $1.1 million and $2.8 million, respectively, during the three and nine-month periods ended March 31, 2008 and by approximately $0.5 million and $2.5 million, respectively, during the three and nine-month periods ended March 31, 2007.

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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at March 31, 2008 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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

Medical Claims Expense Recognition
     The cost of health care services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability which is presented in the balance sheet netted against amounts due from HMOs. Changes in this estimate can materially affect, either favorably or unfavorably, our results of operations and overall financial position.
     We develop our estimate of IBNR primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low utilization or if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense recorded in prior months to actual claims expense as claims are paid by the HMOs and reported to us. We use an actuarial analysis as an additional tool to further corroborate our estimate of IBNR. Based on our analysis as of March 31, 2008, we recorded a liability of approximately $23.4 million for IBNR which was relatively unchanged from the liability of $23.6 million recorded as of June 30, 2007. The increase in the liability for IBNR of $7.8 million or 54.6% to $22.0 million as of March 31, 2007 from $14.2 million as of June 30, 2006 was primarily due to the additional IBNR recorded related to the MDHC Companies.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, which represented approximately 67% of our total assets at March 31, 2008. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the MDHC Acquisition. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million.
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
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2007 and determined that no impairment existed. In addition, no indicators of impairment were noted for the three and nine-month periods ended March 31, 2008 and, accordingly, no impairment charges were recognized. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
Realization of Deferred Tax Assets
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At March 31, 2008, we had deferred tax liabilities in excess of deferred tax assets of approximately $3.3 million.
Stock-Based Compensation Expense
     We use the modified prospective transition method under SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123(R) requires us to recognize compensation costs in our financial statements related to our share-based payment transactions with employees and directors. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three and nine-month periods ended March 31, 2008 based on the following assumptions: risk-free interest rate ranging from 1.61% to 2.71% and 1.61% to 4.22%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 59.6% and 59.5%, respectively, and weighted-average expected life of the options ranging from 2 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the three and nine-month periods ended March 31, 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 5.08% to 5.18%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 61.9% and 63.7%, respectively; and weighted-average expected life of the option ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
     As a result of adopting SFAS 123(R), we recognized share-based compensation expense of $0.4 million and $1.0 million, respectively, for the three and nine-month periods ended March 31, 2008 and $0.5 million and $1.3 million, respectively, for the three and nine-month periods ended March 31, 2007. For the three and nine-month periods ended March 31, 2008 and 2007, the Company did not recognize any excess tax benefits resulting from the exercise of stock options.
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
COMPARISON OF THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 TO THE THREE- MONTH PERIOD ENDED MARCH 31, 2007
Revenue
     Revenue increased by $5.5 million, or 9.2%, to $65.9 million for the three-month period ended March 31, 2008 from $60.4 million for the three-month period ended March 31, 2007 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $4.8 million, or 8.9%, during the three-month period ended March 31, 2008. During the three-month period ended March 31, 2008, revenue generated by our Medicare risk arrangements increased approximately 5.7% on a per patient per month basis and Medicare patient months increased by approximately 3.0% over the comparable period of Fiscal 2007. The increase in the per member per month Medicare revenue was primarily due to a rate increase in Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for each of the three-month periods ended March 31, 2008 and 2007 were favorable retroactive Medicare adjustments of $0.4 million. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 73% and 74% of our total revenue for the three-month periods ended March 31, 2008 and 2007, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 17% and 20% of our total revenue for the three-month periods ended March 31, 2008 and 2007, respectively.
Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients. Because our risk contracts with HMOs provide that we are financially responsible for the cost of substantially all medical services provided to our patients under those contracts, our medical claims expense includes the costs of prescription drugs these patients receive as well as medical services provided to patients under our risk contracts by providers other than us. Other direct costs consist primarily of salaries, taxes and benefits of our health professionals providing primary care services including a portion of our stock-based compensation expense, medical malpractice insurance costs, capitation payments to our IPA physicians and fees paid to independent contractors providing medical services to our patients.
     Medical services expenses remained relatively unchanged at $52.0 million and $52.1 million for the three-month periods ended March 31, 2008 and 2007, respectively. Medical claims expense, which is the largest component of medical services expense, also remained relatively unchanged at $45.1 million and $45.3 million for the three-month periods ended March 31, 2008 and 2007, respectively. On a per patient per month basis, Medicare claims expense, which is the largest component of medical claims expense, decreased 3.0% due primarily to higher than usual favorable adjustments relating to prior period medical claims expenses and a general improvement in medical claims expense management and utilization outcomes for the three-month period ended March 31, 2008. This decrease was offset by a 3.0% increase in Medicare patient months. Actual utilization outcomes and the impact of medical claims adjustments are difficult to predict, however, we do not expect a similar decrease in Medicare claims expense on a per patient per month basis in future periods.

     As a percentage of revenue, medical services expenses decreased to 78.9% of revenue for the three-month period ended March 31, 2008 as compared to 86.2% for the three-month period ended March 31, 2007. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 68.4% for the three-month period ended March 31, 2008 from 75.0% for the three-month period ended March 31, 2007. This decrease was primarily due to an increase in revenue at a greater rate than the increase in both our medical services expenses and our medical claims expense. As noted above, our medical claims expense in the 2008 quarter was relatively unchanged from the comparable 2007 quarter primarily as a result of favorable adjustments relating to prior period medical claims expenses and a general improvement in medical claims expense management and utilization outcomes during the three-month period ended March 31, 2008. HMOs, however, are under continuous competitive pressure to offer enhanced, and possibly more expensive benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $0.1 million, or 1.9%, to $6.9 million for the three-month period ended March 31, 2008 from $6.8 million for the three-month period ended March 31, 2007. As a percentage of revenue, other direct costs decreased to 10.5% for the three-month period ended March 31, 2008 from 11.2% for the three-month period ended March 31, 2007. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers.
     Administrative payroll and employee benefits expenses increased by $1.0 million, or 37.4%, to $3.5 million for the three-month period ended March 31, 2008 from $2.5 million for the three-month period ended March 31, 2007. As a percentage of revenue, administrative payroll and employee benefits expenses increased to 5.3% for the three-month period ended March 31, 2008 from 4.2% for the three-month period ended March 31, 2007. The increase in administrative payroll and employee benefits expenses was primarily due to an increase in incentive plan accruals related to our earnings during the 2008 quarter.
     General and administrative expenses increased by $0.4 million, or 10.3%, to $4.3 million for the three-month period ended March 31, 2008 from $3.9 million for the three-month period ended March 31, 2007. As a percentage of revenue, general and administrative expenses increased to 6.6% for the three-month period ended March 31, 2008 from 6.5% for the three-month period ended March 31, 2007. The increase in general and administrative expenses was primarily due to an increase in marketing expenses.
Income from Operations
     Income from operations for the three-month period ended March 31, 2008 increased by $4.3 million to $6.1 million from $1.8 million for the three-month period ended March 31, 2007.
Taxes
     An income tax provision of $2.5 million and $0.7 million was recorded for the three-month periods ended March 31, 2008 and 2007, respectively. The effective income tax rates were 40.8% and 39.3% for the three-month periods ended March 31, 2008 and 2007, respectively. The increase in the effective tax rate was primarily due to an increase in the statutory federal income tax rate resulting from an increase in taxable income.
Net Income
     Net income for the three-month period ended March 31, 2008 increased by $2.5 million, or 220.0%, to $3.7 million from $1.1 million for the three-month period ended March 31, 2007.

COMPARISON OF THE NINE-MONTH PERIOD ENDED MARCH 31, 2008 TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2007
Revenue
     Revenue increased by $36.6 million, or 24.2%, to $188.3 million for the nine-month period ended March 31, 2008 from $151.7 million for the nine-month period ended March 31, 2007 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $30.3 million, or 22.2%, during the nine-month period ended March 31, 2008. During the nine-month period ended March 31, 2008, revenue generated by our Medicare risk arrangements increased approximately 8.3% on a per patient per month basis and Medicare patient months increased by approximately 12.8% over the comparable period of Fiscal 2007. The increase in Medicare patient months was primarily due to the operations associated with the MDHC Companies which we acquired effective October 1, 2006 and which were included in our results for only part of the nine-month period ended March 31, 2007. The increase in the per member per month Medicare revenue was primarily due to a rate increase in Medicare premiums and the increased phase-in of the Medicare risk adjustment program. Included in revenue for the nine-month periods ended March 31, 2008 and 2007 were unfavorable retroactive Medicare adjustments of $1.1 million and $1.2 million, respectively, related to Medicare premiums and risk corridor adjustments. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     During the nine-month periods ended March 31, 2008 and 2007, we received payments and recorded amounts due from our HMO affiliates of approximately $0.5 million and $3.2 million, respectively, related primarily to Medicare risk adjustments relating to the operations of the MDHC Companies for periods prior to completion of the Acquisition. While these transactions ordinarily are reflected in our results of operations, since they related to periods prior to our acquisition of the MDHC Companies, they were instead recorded as purchase accounting adjustments which decreased the amount of goodwill we recorded for the Acquisition.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 72% and 76% of our total revenue for the nine-month periods ended March 31, 2008 and 2007, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 19% and 20% of our total revenue for the nine-month periods ended March 31, 2008 and 2007, respectively.
Operating Expenses
     Medical services expenses for the nine-month period ended March 31, 2008 increased by $25.3 million, or 19.7%, to $154.3 million from $129.0 million for the nine-month period ended March 31, 2007. Medical claims expense, which is the largest component of medical services expense, increased by $21.4 million, or 19.0%, to $133.9 million for the nine-month period ended March 31, 2008 from $112.5 million for the nine-month period ended March 31, 2007 primarily due to an increase in Medicare claims expense of $17.4 million, or 17.0%. The increase in Medicare claims expense resulted from a 3.7% increase in medical claims expense on a per patient per month basis and a 12.8% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry, partially offset by a general improvement in medical claims expense management and utilization outcomes. The increase in Medicare patient months is primarily attributable to the acquisition of the MDHC Companies effective October 1, 2006.
     As a percentage of revenue, medical services expenses decreased to 81.9% of revenue for the nine-month period ended March 31, 2008 as compared to 85.0% for the nine-month period ended March 31, 2007. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 71.1% for the nine-month ended March 31, 2008 from 74.1% for the nine-month period ended March 31, 2007. This decrease was primarily due to an increase in revenue at a greater rate than the increase in both our medical services expenses and our medical claims expense.

     Other direct costs increased by $3.9 million, or 24.0%, to $20.4 million for the nine-month period ended March 31, 2008 from $16.5 million for the nine-month period ended March 31, 2007. As a percentage of revenue, other direct costs remained unchanged at 10.9% for the nine-month periods ended March 31, 2008 and 2007. The increase in the amount of other direct costs was primarily due to the expenses related to the operations of the MDHC Companies being included in our results for the entire nine-month period ended March 31, 2008.
     Administrative payroll and employee benefits expenses increased by $2.0 million, or 29.1%, to $8.9 million for the nine-month period ended March 31, 2008 from $6.9 million for the nine-month period ended March 31, 2007. As a percentage of revenue, administrative payroll and employee benefits expenses increased to 4.7% for the nine-month period ended March 31, 2008 from 4.6% for the nine-month period ended March 31, 2007. The increase in administrative payroll and employee benefits expenses was primarily due to an increase in incentive plan accruals and an increase in personnel in connection with the acquisition of the MDHC Companies which were reflected in our results for the entire nine-month period ended March 31, 2008.
     General and administrative expenses increased by $2.6 million, or 26.5%, to $12.3 million for the nine-month period ended March 31, 2008 from $9.7 million for the nine-month period ended March 31, 2007. As a percentage of revenue, general and administrative expenses increased to 6.5% for the nine-month period ended March 31, 2008 from 6.4% for the nine-month period ended March 31, 2007. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies and an increase in amortization expense resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies which were reflected in our results for the entire nine-month period ended March 31, 2008 as well as an increase in marketing expenses.
Income from Operations
     Income from operations for the nine-month period ended March 31, 2008 increased by $6.8 million to $12.9 million from $6.1 million for the nine-month period ended March 31, 2007.
Taxes
     An income tax provision of $5.2 million and $2.4 million was recorded for the nine-month periods ended March 31, 2008 and 2007, respectively. The effective income tax rates were 39.3% and 38.3% for the nine-month periods ended March 31, 2008 and 2007, respectively. The increase in the effective tax rates was primarily due to an increase in the statutory federal income tax rate resulting from an increase in taxable income.
Net Income
     Net income for the nine-month period ended March 31, 2008 increased by $4.2 million, or 106.5%, to $8.1 million from $3.9 million for the nine-month period ended March 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2008, working capital was $22.3 million, an increase of $4.8 million from $17.5 million at June 30, 2007. Cash and cash equivalents increased by $5.4 million to $12.7 million at March 31, 2008 compared to $7.3 million at June 30, 2007. The increase in working capital and cash and cash equivalents at March 31, 2008 as compared to June 30, 2007 was primarily due to net income of $8.1 million for the nine-month period ended March 31, 2008, partially offset by $5.6 million of cash used to repurchase our common stock.
     Net cash of $12.0 million was provided by operating activities from continuing operations for the nine-month period ended March 31, 2008 compared to $10.4 million for the nine-month period ended March 31, 2007. This $1.6 million increase in cash provided by operating activities was primarily due to an increase in net income of $4.2 million partially offset by a net decrease in deferred tax expense of $2.5 million.

     Net cash of approximately $0.9 million was used for investing activities for the nine-month period ended March 31, 2008 compared to approximately $7.2 million for the nine-month period ended March 31, 2007. The $6.3 million decrease in net cash used for investing activities primarily related to cash used for the acquisition of the MDHC Companies during the nine-month period ended March 31, 2007.
     Net cash of approximately $5.7 million was used for financing activities for the nine-month period ended March 31, 2008 compared to approximately $7.8 million for the nine-month period ended March 31, 2007. The $2.1 million decrease in cash used for financing activities for the nine-month period ended March 31, 2008 was primarily due to approximately $7.8 million of cash used for the repayment of long-term debt related to the acquisition of the MDHC Companies, net of proceeds from long-term debt, during the nine-month period ended March 31, 2007, as compared to approximately $5.6 million of cash used for the repurchase of our common stock during the nine-month period ended March 31, 2008.
     Pursuant to the terms of our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In February 2008, our Board of Directors increased our previously announced program to repurchase shares of our common stock by 3,000,000 to a total of 5,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During the three and nine-month periods ended March 31, 2008, we repurchased 1,806,633 and 2,385,033 shares, respectively, of our common stock for approximately $4.2 million and $5.6 million, respectively. As of April 28, 2008, we had repurchased an aggregate of 3,542,500 shares of our common stock under this program for approximately $8.6 million.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility and our Term Loans. At March 31, 2008, approximately $10.1 million was available for future borrowing under the Term Loans and the Credit Facility.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2008, we held certificates of deposit and cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At March 31, 2008, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility accrue interest at variable rates and are therefore interest rate sensitive, however, we had no amount outstanding under these facilities at March 31, 2008. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2008, we increased our previously announced stock repurchase program to authorize the buy back of up to 5,500,000 shares of our common stock from the previously authorized 2,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the third quarter of Fiscal 2008:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Plan	the Plan
January 1 to January 31, 2008	688,900	$2.36	688,900	3,075,233
February 1 to February 29, 2008	938,533	$2.40	938,533	2,136,700
March 1 to March 31, 2008	179,200	$2.23	179,200	1,957,500

Totals	1,806,633	$2.32	1,806,633
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on February 5, 2008, our shareholders voted to re-elect each of the Director nominees and to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm.
     The number of votes cast for or withheld, with respect to each of the nominees, were as follows:

Nominee	For	Withheld

Richard C. Pfenniger, Jr.	60,833,727	192,454

Luis Cruz, M.D.	60,832,127	194,054

Robert J. Cresci	60,802,527	223,654

Neil Flanzraich	56,405,504	4,620,677

Phillip Frost, M.D.	56,433,621	4,592,560

Jack Nudel, M.D.	60,844,802	181,379

A. Marvin Strait	60,842,827	183,354
     There were no other nominees for director.

     The number of votes cast for, against or abstain with respect to the ratification of the appointment of Ernst & Young LLP were as follows:

For	Against	Abstain
60,979,533	10,853	35,795
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

CONTINUCARE CORPORATION
Dated: May 7, 2008	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary