Form 10-K
period 2008-06-30
CONTINUCARE CORP
filed 2008-09-09
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 001-12115
CONTINUCARE CORPORATION
(Exact name of registrant as specified in its charter)

Florida	59-2716023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7200 Corporate Center Drive,
Suite 600
Miami, Florida 33126
(Address of principal executive offices, including zip code)
(305) 500-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK	AMERICAN STOCK EXCHANGE
$.0001 PAR VALUE
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of that Act). Yes ☐      No ☒
     The aggregate market value of the voting common stock held by non-affiliates of the registrant on December 31, 2007 was approximately $100,907,000.
     Number of shares outstanding of each of the registrant’s classes of Common Stock at August 25, 2008: 64,442,503 shares of Common Stock, $.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2008

GENERAL
     Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Continucare” or the “Company” refer to Continucare Corporation and its consolidated subsidiaries, and all references to “the MDHC Companies” refer to Miami Dade Health Centers, Inc. and its affiliated companies. All references to a “Fiscal” year refer to our fiscal year which ends June 30.
PART I
ITEM 1. BUSINESS
     The following business description should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Company Overview
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”) at 25 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. For Fiscal 2008, approximately 89% and 9% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of June 30, 2008, we provided services to or for approximately 26,200 patients on a risk basis and approximately 8,700 patients on a limited or non-risk basis. Additionally, we also provided services to over 2,500 patients as of June 30, 2008 on a non-risk fee-for-service basis.
     Effective October 1, 2006, we completed the acquisition of the MDHC Companies (the “Acquisition”). Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. The MDHC Companies, which opened their first medical center in 1999, provided primary care physician services and certain medical specialty and diagnostic services to approximately 17,000 patients at the time of the Acquisition in five medical centers in Miami-Dade County, Florida. The majority of the MDHC Companies’ patients are participants in Medicare and Medicaid HMO plans and substantially all of the MDHC Companies contracts with HMOs are on a risk basis. See Note 3 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for unaudited pro forma financial information for Fiscal 2007 and 2006 presenting our operating results as though the Acquisition occurred at the beginning of the respective periods.
     Effective March 1, 2007, one of the Physician Provider Agreements with Wellcare was amended from a non-risk arrangement to a risk arrangement. Under the risk arrangement, we receive for our services a monthly capitated fee with respect to patients assigned to us that represents a percentage of the premium that Wellcare receives for those patients and we assume full financial responsibility for the provision of all necessary medical care to those patients. Under this Physician Provider Agreement, as of June 30, 2008, we provided services to approximately 1,200 Medicare Advantage patients enrolled in Wellcare managed care plans.
     Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of the premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of substantially all medical services provided to these members, even those we do not provide directly. Medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $14.9 million and $14.0 million, respectively, in Fiscal 2008, $15.7 million and $14.5 million, respectively, in Fiscal 2007 and $8.7 million and $8.5 million, respectively, in Fiscal 2006. As of June 30, 2008, the IPAs provided services to or for approximately 1,600 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million during Fiscal 2006.

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
     Our principal place of business is 7200 Corporate Center Drive, Suite 600, Miami, Florida 33126. Our telephone number is 305-500-2000.
Acquisition
     Effective October 1, 2006, we completed the acquisition of the MDHC Companies. In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, we paid the MDHC Companies approximately $5.7 million in cash, issued 20.0 million shares of our common stock to the MDHC Companies and assumed or repaid certain indebtedness and liabilities of the MDHC Companies. The 20.0 million shares of our common stock issued in connection with the Acquisition were issued pursuant to an exemption under the Securities Act of 1933, as amended, and 1.5 million of such 20.0 million shares were placed in escrow as security for indemnification obligations of the MDHC Companies and their principal owners. In Fiscal 2007, 264,142 of such shares were cancelled in connection with post-closing purchase price adjustments. The balance of the shares held in escrow was released to the principal owners of the MDHC Companies in April 2008 in accordance with the terms of the escrow agreement. Pursuant to the terms of the Acquisition, we paid the principal owners of the MDHC Companies an additional $1.0 million in cash in October 2007. We will also make certain other payments to the principal owners of the MDHC Companies not expected to exceed $0.1 million depending on the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
     The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million, resulting in goodwill totaling $58.9 million. This purchase price allocation includes certain adjustments recorded during Fiscal 2008 and 2007 that resulted in a decrease in goodwill of approximately $0.5 million and $3.3 million, respectively. These adjustments primarily related to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to the completion of the Acquisition and to adjustments to increase the estimated fair values of the identifiable intangible assets based on updated available information and assumptions. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of eight and five years, respectively. The fair values of the customer relationships and other identifiable intangible assets are amortized over their estimated lives using the straight line method. The customer relationships are non-contractual. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The Acquisition consideration of $66.2 million includes the estimated fair value of our common stock issued to the MDHC Companies of $58.5 million, cash paid to the principal owners of $5.7 million, cash paid to the principal owners of $1.0 million in October 2007, and acquisition costs of approximately $1.0 million. The estimated fair value of the 20.0 million shares of our common stock issued effective October 1, 2006 to the MDHC Companies was based on a per share consideration of $2.96 which was calculated based upon the average of the closing market prices of our common stock for the period two days before through two days after the announcement of the execution of the Asset Purchase Agreement for the Acquisition. The fair value of the 264,142 shares cancelled in Fiscal 2007 in connection with post-closing purchase price adjustments was approximately $0.7 million based upon the closing market price of our common stock on the dates the shares were cancelled.
     On September 26, 2006, we entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR (2.46% at June 30, 2008), (ii) requires us and our subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1, and (iii) are secured by substantially all of our assets, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, we fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition and these drawings were repaid during Fiscal 2007. As of June 30, 2008, we had no outstanding principal balance on our Term Loans.

     Also effective September 26, 2006, we amended the terms of our existing credit facility that provides for a revolving loan to us of $5.0 million (the “Credit Facility”). As a result of this amendment, we, among other things, eliminated the financial covenant which previously required our EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replaced such covenant with covenants requiring us and our subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, we drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition and this drawing was repaid during Fiscal 2007. The Credit Facility has a maturity date of December 31, 2009. As of June 30, 2008, we had no outstanding principal balance on our Credit Facility.
     As a result of the Acquisition, we became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies, one of which we terminated effective September 30, 2007. For Fiscal Years 2008 and 2007, expenses related to these two leases were approximately $0.4 million and $0.3 million, respectively.
Industry Overview
     The United States health care market is large and growing. According to the Centers For Medicare and Medicaid Services (“CMS”), total outlays on health care in the United States were approximately $2.0 trillion in 2006 and were projected to reach approximately $4.3 trillion in 2017, representing an annual rate of increase of approximately 6.7%. The rate of the overall increase of health care outlays in the United States has been greater than the growth of the economy as a whole (measured by gross domestic product, or GDP). For example, in 2006 the rate of growth of total United States medical outlays was approximately one percentage point higher than the growth of GDP. The high growth rate of health care outlays is expected to continue. In 2007, health care outlays represented approximately 16.3% of GDP. CMS projects that this amount will increase to 19.5% of GDP by 2017. In addition, United States health care outlays have increased at a faster rate than the consumer price index. According to CMS, medical outlays in the United States were projected to grow by approximately 6.7% in 2007, as compared to actual increases of 6.7% in 2006, 6.5% in 2005 and 6.9% in 2004.
     The Medicare sector of the United States health care market is also large and growing. Medicare provided health care benefits to approximately 44 million elderly and disabled Americans in 2007, or approximately 15% of the population of the United States. With the coming retirement of the “Baby Boom” generation, a significant increase in the number of Medicare beneficiaries is forecast, with the number of Medicare beneficiaries expected to rise to over 75 million, or greater than 20% of the projected population of the United States, by 2030. Medicare outlays have also grown faster than both the GDP and the consumer price index, which growth is forecast to continue. For example, annual Medicare outlays exceeded $400 billion in 2006 and are expected to grow to over $800 billion by 2017.
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
     As a result of the Medicare Modernization Act’s enhanced payment rates and other provisions designed to expand Medicare Advantage offerings and make them more attractive to plan sponsors and beneficiaries, enrollment in Medicare Advantage programs has generally increased since December 2003 from approximately 5.3 million participants, or approximately 13% of the Medicare-eligible population, to approximately 9.7 million participants, or approximately 22% of the Medicare-eligible population, as of July 2008. The number of participating private health plans also increased dramatically during this period going from 155 plans in November 2003 to 612 plans in July 2008.

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
Our Market and Business Strategy
     The population of Florida was approximately 18.3 million in 2007, and approximately 29% of those residents were located in Miami-Dade, Broward and Hillsborough Counties. As of July 2008, approximately 860,000 residents of Florida were enrolled in Medicare Advantage plans out of a Medicare-eligible population of approximately 3.2 million. The three HMOs with which we are affiliated account for approximately 48% of Medicare Advantage participants in the markets we serve.
     Our strategy is to:
•	increase patient volume at our existing medical centers;

•	selectively expand our network to include additional medical centers or other medical facilities and to penetrate new geographic markets; and

•	further develop our IPA management activities.
     We are also actively exploring expansion of our operations into other areas in which we believe we can leverage our expertise in providing primary care medical services in order to establish a new revenue source to supplement the revenue we receive from providing medical services at our medical offices. As part of this strategy, during Fiscal 2008 we opened Continucare ValuClinic, our new line of consumer oriented, retail-based health centers. Continucare ValuClinic offers treatment for common illnesses and also offers other high demand health care services such as common vaccinations, physical examinations and diagnostic screenings in a quick, convenient, and patient-friendly health care setting. The clinics are staffed primarily by certified nurse practitioners and physician assistants and are open seven days a week with extended hours on weekdays. No appointment is necessary and fees for services represent a meaningful discount to care provided in more traditional healthcare settings. The three Continucare ValuClinic health centers opened during Fiscal 2008 are located within Navarro’s Pharmacy stores located in South Florida.
     In September 2008, we announced that we had decided to terminate our ValuClinic operations and instead establish full-service primary care services for walk-in patients at selected existing medical centers. The focus of these services will be on addressing the needs of the uninsured population by offering affordable access to quality primary care medical service. We expect to establish our new walk-in services beginning in October 2008. We incurred an operating loss of $1.3 million related to the ValuClinic operations for Fiscal 2008. We estimate that we will incur a charge of approximately $0.1 million in our first quarter of Fiscal 2009 in connection with the termination of ValuClinic operations.

Increasing Patient Volume
     Our core business is comprised of our established network of medical centers from which we provide primary care services on an outpatient basis. As of June 30, 2008, we provided services at our medical centers under agreements with HMOs to approximately 24,600 patients on a risk basis and approximately 6,400 patients on a limited or non-risk basis. Additionally, we also provided services to over 2,500 patients as of June 30, 2008 on a non-risk fee-for-service basis. The dominant focus of these medical centers has historically been serving patients enrolled in Medicare Advantage plans sponsored by our HMO affiliates. We seek to increase the number of patients using our medical centers through the general marketing efforts of our affiliated HMOs and on our own through targeted marketing efforts. In addition to building our Medicare Advantage patient base we seek to increase the number of patients we serve in other lines of business. In particular we desire to increase our Medicaid patient base. In furtherance of this objective we have modified our arrangements with certain of our existing HMO affiliates to add Medicaid as a covered line of business and intend to expand our Medicaid HMO affiliations.
Selectively Expanding Our Network
     In addition to the MDHC Acquisition, we may seek to add additional medical centers or other medical facilities to our network either through acquisition or start up, although no assurance can be given of our ability to establish or acquire any additional locations. To date, we have focused on Miami-Dade, Broward and Hillsborough Counties, Florida. We expect we will identify and select acquisition candidates based in large part on the following broad criteria:
•	staffed with highly qualified medical professionals;

•	a history of profitable operations or a predictable synergy such as opportunities for economies of scale through a consolidation of management functions;

•	a competitive environment with respect to a high concentration of hospitals and physicians; and

•	a geographic proximity to our current operations.
Developing Our IPA Management Activities
     We currently provide management services to a network of IPAs at 25 medical offices. We enhance the operations of our IPA physician practices by providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPA practices to further assist with their operations. We believe that we can leverage our skill at providing practice management services to IPA practices to a larger group of IPA practices and will seek to selectively add new IPA practices to enhance our IPA management activities. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our network.
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
Our IPAs
     We provide practice management assistance to IPAs. Our services include providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPAs to further assist with their practices. These services currently relate primarily to those patients served by the IPAs who are enrolled in Humana and Vista health plans. As of June 30, 2008, these IPAs provided services to approximately 1,600 patients on a risk basis and approximately 2,300 patients on a limited or non-risk basis. Effective January 1, 2006, we entered into the Risk IPA Agreement with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. The Risk IPA Agreement replaced the Humana PGP Agreement under which we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Effective January 1, 2008, we entered into an agreement with Vista under which we agreed to assume certain management responsibility on a limited risk basis for Vista’s Medicare members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Our IPAs practice primary care medicine on an outpatient basis in facilities similar to our medical centers. Our IPA physicians typically earn a capitated fee for the services they provide and may be entitled to obtain bonus distributions if they operate their practice in accordance with their negotiated contract.

Medicare and Medicaid Considerations
     In Fiscal 2008, approximately 89% and 9% of our revenue was generated by providing services to Medicare-eligible members and Medicaid-eligible members, respectively. The federal government and state governments, including Florida, from time to time explore ways to reduce medical care costs through Medicare and Medicaid reform, specifically, and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare or Medicaid funding or any developments that would disqualify us from receiving Medicare or Medicaid funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition and cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.
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
     In addition, the premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans are subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues as estimated in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustments, and a portion of each such HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with these HMOs are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During Fiscal 2008, 2007 and 2006, our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $3.1 million, $2.3 million and $1.7 million, respectively.
     The Medicare Prescription Drug Plan has also been subject to significant public criticism and controversy, and members of Congress have discussed possible changes to the program as well as ways to reduce the program’s cost to the federal government. We cannot predict what impact, if any, these developments may have on the Medicare Prescription Drug Plan or on our future financial results.
Our HMO Affiliates
     We currently have managed care agreements with several HMOs. Our most significant HMO affiliates are Humana, Vista and Wellcare. Under our risk agreements with Humana, Vista and Wellcare, we receive for our services capitated monthly payments per patient at a rate established by the contract. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients, even services we do not provide directly. In Fiscal 2008, we generated approximately 72%, 19% and 8% of our revenue from contracts with Humana, Vista and Wellcare, respectively. We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms. We may selectively add new HMO affiliations, but we can provide no assurance that we will be successful in doing so. The loss of significant HMO contracts and/or the failure to regain or retain such HMO’s patients or the related revenues without entering into new HMO affiliations could have a material adverse effect on our business results of operations and financial condition.
Humana
     We currently have three agreements with Humana under which we provide medical services to members of Humana’s Medicare, Medicaid, commercial and other group health care plans; however, the majority of the revenue that we derive from our relationship with Humana is generated under two agreements, a Physician Practice Management Participation Agreement (the “Humana PPMP Agreement”) and an Integrated Delivery System Participation Agreement (the “IDS Agreement”). Under these agreements we provide or arrange for the provision of covered medical services to each Humana member who selects one of our physicians as his or her primary care physician. We receive a capitated fee with respect to the patients assigned to us. For most of our Humana patients the capitated fee is a percentage of the premium that Humana receives with respect to those patients. These agreements are subject to Humana’s changes to the covered benefits that it elects to provide to its members and other terms and conditions. We must also comply with the terms of Humana’s policies and procedures, including Humana’s policies regarding referrals, approvals and utilization management and quality assessment.

     The term of the Humana PPMP Agreement extends through July 31, 2011, unless terminated earlier for cause, and, thereafter, the Humana PPMP Agreement renews for subsequent three-year terms unless either party provides 90-days written notice of its intent not to renew. The IDS Agreement extends through April 1, 2011 with automatic subsequent three-year renewal terms unless either party provides 180-days written notice of its intent not to renew. Each of these agreements provide Humana the right to immediately terminate the agreement, and/or any individual physician credentialed under the agreements, upon written notice, (i) if we and/or any of our physician’s continued participation in the relevant agreement may affect adversely the health, safety or welfare of any Humana member; (ii) if we and/or any of our physician’s continued participation in the relevant agreement may bring Humana or its health care networks into disrepute; (iii) in the event of one of our doctor’s death or incompetence; (iv) if any of our physicians fail to meet Humana’s credentialing criteria; (v) in accordance with Humana’s policies and procedures, (vi) if we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (vii) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). We and Humana may also each terminate these agreements upon 90 days’ prior written notice (with an opportunity to cure, if possible) in the event of the other’s material breach of the relevant agreement.
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
     One of our other agreements with Humana is the Risk IPA Agreement. Under the Risk IPA Agreement, we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to selected primary care physicians at 14 medical offices in Miami-Dade and Broward Counties, Florida in return for a capitated fee per patient. The capitated fee is based on a percentage of the premium that Humana receives with respect to that patient.
Vista
     We provide medical services to members of Vista’s Medicare, Medicaid, commercial and individual health care plans. Under our agreements with Vista, we provide or arrange for the provision of covered medical services to each Vista member who selects one of our physicians as his or her primary care physician. Under our two primary agreements with Vista, we receive a capitated fee with respect to the Vista patients assigned to us. For commercial and individual Vista patients the capitated fee is a fixed monthly payment per member. For Medicare and Medicaid patients the capitated fee is a percentage of the premium that Vista receives with respect to those patients. Our agreements with Vista are subject to Vista’s changes to the covered benefits that Vista elects to provide to its members and other terms and conditions. We must also comply with the terms of Vista’s policies and procedures, including Vista’s policies regarding referrals, approvals and utilization management and quality assessment.
     One of our two primary agreements with Vista expires on June 30, 2009 and the other expires on September 1, 2009 and each will automatically renew for successive one year periods unless either party provides the other with 60-days notice of its intent to terminate such agreement. Vista may terminate either of these agreements with us immediately if we materially breach the relevant agreement, provided that we are given an opportunity to cure such breach, and if we experience certain events of bankruptcy or insolvency. In addition, each of these agreements permits Vista to immediately terminate the agreement if Vista determines, in its sole reasonable discretion, that (i) our actions or inactions or those of our health care professionals are causing or may cause imminent danger to the health, safety or welfare of any Vista member; (ii) our or our health care professionals’ licenses, DEA registrations, hospital staff privileges, rights to participate in the Medicare or Medicaid program or other accreditations are restricted, suspended or revoked or if any of our health care professionals voluntarily relinquish any of those credentials and we do not promptly terminate that professional; (iii) our health care professionals’ ability to practice medicine is effectively impaired by an action of the Board of Medicine or other governmental agency; (iv) we are convicted of a criminal offense related to our involvement in Medicaid, Medicare or social service programs under Title XX of the Social Security Act; or (v) we or our medical professionals engaged in any other behavior or activity that could be hazardous or injurious to any Vista member.
     Effective January 1, 2008, we entered into an agreement with Vista under which we agreed to assume certain management responsibility on a limited risk basis for Vista’s Medicare members assigned to certain IPAs practicing at eight medical offices in Miami-Dade and Broward Counties, Florida. To date we have not received meaningful revenue under our IPA agreements with Vista.
Wellcare
     We are a party to two agreements with Wellcare under which we provide or arrange for the provision of medical services to each member of Wellcare’s Medicare plans who selects one of our physicians as his or her primary care physician. One of these agreements, the Physician Provider Agreement, was initially entered into on September 1, 2004 as a non-risk arrangement and was amended effective March 1, 2007 to a risk arrangement under which we receive for our services a capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that Wellcare receives with respect to those patients. This agreement has a one-year term and automatic subsequent one-year renewal terms, subject to certain termination provisions stipulated in the agreement. Under the risk arrangement we assume financial responsibility for the provision of all necessary medical care to our patients. Our other agreement with Wellcare, which is also a risk arrangement for Wellcare’s Medicare members, expires November 1, 2008 with automatic subsequent one year renewal terms unless either party provides the other with 90-days notice of its intent to terminate.

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
Government Regulation
     General. Our business is regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with our members, other providers and the public. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.
     A summary of the material aspects of the government regulations to which we are subject is set forth below. However, there can be no assurance that any such laws will not change or ultimately be interpreted in a manner inconsistent with our practices, and an adverse interpretation could have a material adverse effect on our operations, financial condition or cash flows.
     Present and Prospective Federal and State Reimbursement Regulation. Our operations are affected on a day-to-day basis by numerous legislative, regulatory and industry-imposed operational and financial requirements, which are administered by a variety of federal and state governmental agencies as well as by self-regulatory associations and commercial medical insurance reimbursement programs. Our physicians must reassign their Medicare billing and collection rights to us. Accordingly, we have filed with Medicare the necessary applications for all our physicians to reassign their Medicare billing and collection rights to us.
     Federal “Fraud and Abuse” Laws and Regulations. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under federal health care programs, including without limitation, the Medicare and Medicaid programs. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from care programs and forfeiture of amounts collected in violation of such laws. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. The Anti-Kickback Law provides for certain safe harbors to its prohibitions, however, failure to meet a safe harbor does not necessarily mean that an arrangement violates the Anti-Kickback Law. Rather, each arrangement must be analyzed based on its specific facts and the intent of the parties.

     State Fraud and Abuse Regulations. Various states also have anti-kickback laws applicable to licensed health care professionals and other providers and, in some instances, applicable to any person engaged in the proscribed conduct. For example, the Florida “Patient Brokering Act” imposes criminal penalties, including jail terms and fines, for offering, soliciting, receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engaging in any split-fee arrangement, in any form whatsoever, in return for the referral of patients or patronage from a health care provider or health care facility or in return for the acceptance or acknowledgement of treatment from a health care provider or health care facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician.
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
     Further, the Florida “Anti-Kickback” statute makes it unlawful for any health care provider to offer, pay, solicit or receive remuneration or payment by or on behalf of a provider of health care services or items to any person as an incentive or inducement to refer patients for past or future services or items, when the payment is not tax deductible as an ordinary and necessary expense. Violation of the Florida “Anti-Kickback” statute is a third degree felony. Unlike the federal Anti-Kickback Law, the Florida “Anti-Kickback” statute does not provide for safe harbors. Rather, each arrangement must be analyzed based on its facts and the intent of the parties.
     The Florida Patient Self Referral Act of 1992 (“Florida Act”) regulates patient referrals by a health care provider to certain providers of health care services in which the referring provider has an investment interest. Unlike the federal Stark regulations, the Florida act applies only to investment interests and does not affect compensation relationships between the referring provider and the entity to which the provider is referring patients. The penalties for breach of the Florida Act include denial and refund of claims payments and civil monetary penalties. Further, the Florida Act is not limited to referrals for items and services paid for by the Medicare or Medicaid programs.
     Privacy Laws. The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”) and regulations enacted under HIPAA with respect to, among other things, the privacy of certain individually identifiable health information, the transmission of protected health information and standards for the security of electronic health information. Florida professional licensing statutes also include privacy laws specific to the profession. For example, there are certain privacy laws that apply to physicians and mental health professionals.
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
     Clinic Regulation and Licensure. The State of Florida Agency for Health Care Administration requires us to license each of our medical centers. Each medical center must renew its health care clinic licensure bi-annually. Further, the Florida Health Care Clinic Act requires that clinics have a medical director and prohibits such medical director or any physician affiliated with the medical director’s group practice from making referrals to the clinic if the clinic provides certain health care services, such as magnetic resonance imaging, static radiographs, computed tomography, or positron emission tomography. Violation of this prohibition against medical director referrals is a third degree felony.
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
     Environmental Regulations. Our clinics are required to comply with federal and state regulations applicable to the disposal of biomedical waste and the use of radiology and nuclear medicine, as with diagnostic imaging equipment. Our magnetic resonance imaging (“MRI”) machines must be accredited by the American College of Radiology in order to maintain our Florida Health Care Clinic License. Failure to obtain and maintain such accreditation could result in a prohibition against the use of the MRI machine.
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
Employees
     At June 30, 2008, we employed or contracted with approximately 589 individuals of whom approximately 65 are physicians in our medical centers.
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
     In most cases, as is the trend in the health care industry, as insurance policies expire we may be required to procure policies with narrower coverage, more exclusions and higher premiums. In some cases, coverage may not be available at any price. There can be no assurance that the insurance that we maintain and intend to maintain will be adequate, or that the cost of insurance and limitations in coverage will not adversely affect our business, financial position or results of operations.
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

ITEM 1A. RISK FACTORS
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this Annual Report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include the following:
Risks related to our business
Our operations are dependent on three health maintenance organizations.
     We derive substantially all of our revenues under our managed care agreements with three HMOs, Humana, Vista and Wellcare. In Fiscal 2008, we generated approximately 72%, 19% and 8% of our revenues from contracts with Humana, Vista and Wellcare, respectively. These agreements have terms ranging from one to three years, with automatic renewal terms unless a party provides prior notice of its intention not to renew. These agreements also provide the HMOs with the right to terminate an agreement prior to the expiration of the term upon the occurrence of specified events. Accordingly, there is no assurance that these agreements will remain in effect. The loss of our managed care agreements with these HMOs, particularly Humana or Vista or significant reductions in payments to us under these contracts could have a material adverse effect on our business, financial condition and results of operations.
Under our most important contracts we are responsible for the cost of medical services to our patients in return for a capitated fee.
     Our most important contracts with Humana, Vista and Wellcare are risk agreements under which we receive for our services fixed monthly payments per patient at a rate established by the contract, also called a capitated fee. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients, even services we do not provide directly. Accordingly, we will be unable to adjust the revenues we receive under those contracts and, if medical claims expense exceeds our estimates, our profits may decline. Relatively small changes in the ratio of our health care expenses to capitated revenues we receive can create significant changes in our financial results.
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
     Our medical benefits expense includes estimates of medical claims incurred but not reported, or IBNR. We estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, utilization of health care services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process. Due to the inherent uncertainties associated with the factors used in these assumptions, materially different amounts could be reported in our financial statements for a particular period under different possible conditions or using different, but still reasonable, assumptions. Adjustments, if necessary, are made to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Although we believe our past estimates of IBNR have been adequate, they may prove to have been inadequate in the future and our future estimates may not be adequate, any of which would adversely affect our results of operations and cash flows. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results of operations.

We compete with many health care providers for patients and HMO affiliations.
     The health care industry is highly competitive. We compete for patients with many other health care providers, including local physicians and practice groups as well as local, regional and national networks of physicians and health care companies. We believe that competition for patients is generally based upon the reputation of the physician treating the patient, the physician’s expertise, and the physician’s demeanor and manner of engagement with the patient, and the HMOs with which the physician is affiliated. We also compete with other local, regional and national networks of physicians and health care companies for the services of physicians and for HMO affiliations. Some of our competitors have greater resources than we do, and we may not be able to continue to compete effectively in this industry. Further, additional competitors may enter our markets, and this increased competition may have an adverse effect on our revenues.
We may not be able to successfully recruit or retain existing relationships with qualified physicians and medical professionals.
     We depend on our physicians and other medical professionals to provide medical services to our managed care patients and independent physicians contracting with us to participate in provider networks we develop or manage. We compete with general acute care hospitals and other health care providers for the services of medical professionals. In addition, the reputation, expertise and demeanor of our physicians and other medical professionals are instrumental to our ability to attract patients. Demand for physicians and other medical professionals are high and such professionals often receive competing offers. If we are unable to successfully recruit and retain medical professionals our ability to successfully implement our business strategy could suffer. No assurance can be given that we will be able to continue to recruit and retain a sufficient number of qualified physicians and other medical professionals.
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
     The majority of patients to whom we provide care are Medicare-eligible and participate in the Medicare Advantage program. CMS implemented its Medicare Risk Adjustment project whereby it transitioned its premium calculation methodology to a new system that takes into account the health status of Medicare Advantage participants in determining premiums paid for each participant, rather than only considering demographic factors, as was historically the case. Beginning January 1, 2004, the new risk adjustment system required that ambulatory data be incorporated into the premium calculation, starting from a blend consisting of a 30% risk adjustment payment and the remaining 70% based on demographic factors. For 2005, the blend of demographic risk adjustment payments and demographic factors were given equal weight. For 2006, the blend consisted of a 75% risk adjustment payment and 25% based on demographic factors. For 2007 and 2008, the premium calculation is 100% based on risk adjustment payments.
     We believe the risk adjustment methodology has generally increased our revenues per patient to date but cannot assure what future impact this risk adjustment methodology will continue to have on our business, results of operations, or financial condition. It is also possible that the risk adjustment methodology may result in fluctuations in our revenues from year to year.
We presently operate only in Florida.
     All of our revenues are presently derived from our operations in Florida. Adverse economic, regulatory, or other developments in Florida (including hurricanes) could have a material adverse effect on our financial condition or results of operations. In the event that we expand our operations into new geographic markets, we will need to establish new relationships with physicians and other health care providers. In addition, we will be required to comply with laws and regulations of states that differ from the ones in which we currently operate, and may face competitors with greater knowledge of such local markets. There can be no assurance that we will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
     Effective December 31, 2006, we became subject to the assessment and attestation processes required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires management’s annual review and evaluation of our internal control systems, and attestation as to the effectiveness of these systems by our independent registered public accounting firm. We have expended and expect to continue to expend significant resources and management time documenting and testing our internal systems and procedures. Although our management has determined, and our independent registered public accounting firm has attested, that internal control over financial reporting was effective as of June 30, 2008, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls over financial reporting in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.
A significant portion of our voting power is concentrated.
     One of our directors, Dr. Phillip Frost, and entities affiliated with him, beneficially owned approximately 40% of our outstanding common stock and the principal owners of the MDHC Companies, in the aggregate, beneficially owned approximately 11% of our outstanding common stock as of August 25, 2008. Based on the significant beneficial ownership of our common stock by Dr. Frost and the principal owners of the MDHC Companies, other shareholders have little ability to influence corporate actions requiring shareholder approval, including the election of directors. If Dr. Frost and the principal owners of the MDHC Companies voted in the same manner, they would be able to effectively control any shareholder votes or actions with respect to such matter. This influence may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal that Dr. Frost or the principal owners of the MDHC Companies favor or to wage a proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.
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
     Our operations are dependent on the management information systems of the HMOs with which we contract. Our affiliated HMOs provide us with certain financial and other information, including reports and calculations of costs of services provided and payments to be received by us. Both the software and hardware our HMO affiliates use to provide us with that information have been subject to rapid technological change. Because we rely on this technology but do not own or have direct access to it, we have limited ability to ensure that it is properly maintained, serviced and updated. In addition, information systems such as these may be vulnerable to failure, acts of sabotage such as “hacking,” and obsolescence. If either of our principal HMO affiliates were to temporarily or permanently lose the use of the information systems that provide us with the information on which we depend or the underlying patient and physician data, our business and results of operations could be materially and adversely affected. Because our HMO affiliates generate certain of the information on which we depend, we have less control over the manner in which that information is generated than we would if we generated the information internally.

We depend on our information processing systems.
     Our information processing systems allow us to monitor the medical services we provide to patients. They also enable us to provide our HMO affiliates with information they use to calculate the payments due to us. For example, revenue we are entitled to receive under our HMO agreements is dependent, in part, on the health status of our patients and demographic factors, and we rely on our information processing systems to compile all or a portion of that data. The failure to accurately and timely provide that data to our HMO affiliates could impact the revenue we receive for our patients. These systems are vital to our growth. Although we license most of our information processing systems from third-party vendors we believe to be reliable, we developed certain elements of our information processing systems internally. Our current systems may not perform as expected or provide efficient operational solutions if:
•	we fail to adequately identify or are unsuccessful in implementing solutions for our information and processing needs;

•	our processing or information systems fail; or

•	we fail to upgrade systems as necessary.
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
     Neither we nor the MDHC Companies has applied for, or expects to obtain, a ruling from the Internal Revenue Service with respect to the federal income tax consequences of the Acquisition nor have we or the MDHC Companies received an opinion of legal counsel as to the anticipated federal income tax consequences of the Acquisition. No assurance can be given that the Internal Revenue Service will not challenge the income tax consequences of the Acquisition to us.
Our intangible assets represent a substantial portion of our total assets.
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $79.7 million, which represented approximately 67% of our total assets at June 30, 2008. The most significant component of our intangible assets consists of intangible assets recorded as a result of the Acquisition, which increased goodwill by approximately $58.9 million and other intangible assets by approximately $6.5 million at June 30, 2008.
     We are required to review our intangible assets, including our goodwill, for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise. Because we report as a single segment of business, we perform our impairment test on an enterprise level. In performing the impairment test, we compare the then-current market price of our outstanding shares of common stock to the current value of our total net assets, including goodwill and intangible assets. Should we determine that an indicator of impairment has occurred we would be required to perform an additional impairment test. Indicators of impairment include, among other things:
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
     Substantially all of our revenues from continuing operations are based upon Medicare funded programs. The federal government from time to time explores ways to reduce medical care costs through Medicare reform and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare funding or mandate increased benefit levels or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. There are currently pending legislative proposals in the United States Congress that could reduce future Medicare premium rates, eliminate coverage for certain benefits and mandate increased benefit levels and , as a result, medical expenses for Medicare beneficiaries. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations. In addition, to the extent that we are successful in increasing our Medicaid patient base and line of business, we would be subject to similar risks as they apply to Medicaid funded programs.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
     We lease approximately 9,800 square feet of corporate office space in Miami, Florida under a lease expiring in December 2009 with average annual base lease payments of approximately $14,000.
     Of the 18 medical centers that we operated as of June 30, 2008, five are leased from independent landlords, one is leased from a landlord affiliated with certain of the principal owners of the MDHC Companies, and ten are leased from Humana. The leases with Humana are tied to our managed care arrangement. We also own a facility in Hialeah, Florida, comprising approximately 49,000 square feet of medical office and administrative space and a 7,000 square foot medical facility in Homestead, Florida.

ITEM 3.	LEGAL PROCEEDINGS
     We are involved in legal proceedings incidental to our business that arise from time to time in the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. We record an accrual for claims related to legal proceedings, which includes amounts for insurance deductibles and projected exposure, based on our estimate of the ultimate outcome of such claims. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “CNU”. The following table sets forth the high and low sale prices of our common stock as reported by the composite tape of AMEX for each of the quarters indicated.

	HIGH	LOW
Fiscal Year 2008:
Quarter Ended June 30, 2008	$2.79	$1.04
Quarter Ended March 31, 2008	2.68	1.70
Quarter Ended December 31, 2007	2.90	2.16
Quarter Ended September 30, 2007	3.10	2.08

Fiscal Year 2007:
Quarter Ended June 30, 2007	$3.62	$2.97
Quarter Ended March 31, 2007	3.69	2.56
Quarter Ended December 31, 2006	2.99	2.29
Quarter Ended September 30, 2006	3.05	2.46
      As of the close of business on August 25, 2008, there were approximately 139 record holders of our common stock. We have not declared or paid dividends on our common stock and do not contemplate declaring or paying dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of June 30, 2008, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of
	outstanding	outstanding	Number of securities
	options, warrants	options, warrants	remaining available
Plan Category	and rights	and rights	for future issuance
Equity compensation plans approved by stockholders	5,373,804	$1.95	2,224,667
Equity compensation plans not approved by stockholders	—	—	—

	5,373,804		2,224,667

Performance Graph
     Set forth below is a line graph comparing the cumulative total shareholder return on Continucare’s common stock against the cumulative total return of the AMEX Composite Index and the NASDAQ Health Services Index for the period from June 30, 2003 to June 30, 2008, based on a $100 investment.

	Cumulative Total Return
	6/03	6/04	6/05	6/06	6/07	6/08
Continucare Corporation	100.00	457.14	583.33	702.38	735.10	554.76
Amex Composite	100.00	128.79	165.82	204.19	253.70	243.41
NASDAQ Health Services	100.00	130.39	165.22	158.60	175.67	133.92

*	$100 invested on 6/30/03 in stock or index including reinvestment of dividends. Fiscal year ended June 30.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In May 2008 and June 2008, we increased our previously announced stock repurchase program to authorize the repurchase of an additional 1,000,000 and 3,500,000 shares of common stock, respectively, bringing the total number of shares of common stock authorized for repurchase under the program to 10,000,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the fourth quarter of Fiscal 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan(1)
April 1 to April 30, 2008	—	N/A	—	6,457,500
May 1 to May 31, 2008	48,100	$2.28	48,100	6,409,400
June 1 to June 30, 2008	2,897,400	$1.97	2,897,400	3,512,000

Totals	2,945,500	$1.97	2,945,500

(1) Amounts in this column include the additional 1,000,000 shares and 3,500,000 shares of common stock authorized to be repurchased under the plan as a result of the increases approved by the Board of Directors in May 2008 and June 2008, respectively. The stock repurchase program was originally approved by the Board of Directors in February 2005.

ITEM 6. SELECTED FINANCIAL DATA
     Set forth below is our selected historical consolidated financial data as of and for Fiscal 2008, 2007, 2006, 2005 and 2004 that has been derived from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended June 30,
	2008	2007	2006	2005	2004 (1)
Revenue	$254,440,048	$217,146,287	$132,990,912	$112,231,113	$101,824,102
Operating expenses:
Medical services:
Medical claims	181,097,183	161,153,828	97,781,447	81,104,665	76,333,580
Other direct costs	26,942,472	22,919,746	13,137,396	12,648,297	11,665,894

Total medical services	208,039,655	184,073,574	110,918,843	93,752,962	87,999,474
Administrative payroll and employee benefits	12,119,139	9,192,670	6,538,295	5,107,672	3,822,949
General and administrative	16,413,801	13,990,439	7,584,205	7,059,602	5,821,871
Gain on extinguishment of debt	—	—	—	(3,000,000)	(850,000)

Total operating expenses	236,572,595	207,256,683	125,041,343	102,920,236	96,794,294

Income from operations	17,867,453	9,889,604	7,949,569	9,310,877	5,029,808
Other income (expense):
Interest income	602,826	356,192	331,001	108,000	4,793
Interest expense	(67,898)	(49,746)	(12,870)	(702,946)	(1,006,082)
Medicare settlement related to terminated operations	—	—	—	—	2,218,278

Income from continuing operations before income tax provision (benefit)	18,402,381	10,196,050	8,267,700	8,715,931	6,246,797
Income tax provision (benefit)	7,132,727	3,892,605	2,930,161	(7,175,561)	—

Income from continuing operations	11,269,654	6,303,445	5,337,539	15,891,492	6,246,797
Income (loss) from discontinued operations:
Home health operations	—	—	—	—	(1,666,934)
Terminated IPAs	—	—	—	—	73,091

Total loss from discontinued operations	—	—	—	—	(1,593,843)

Net income	$11,269,654	$6,303,445	$5,337,539	$15,891,492	$4,652,954

Basic net income per common share:
Income from continuing operations	$.16	$.10	$.11	$.32	$.14
Loss from discontinued operations	—	—	—	—	(.03)

Net income per common share	$.16	$.10	$.11	$.32	$.11

Diluted net income per common share:
Income from continuing operations	$.16	$.10	$.10	$.31	$.12
Loss from discontinued operations	—	—	—	—	(.03)

Net income per common share	$.16	$.10	$.10	$.31	$.09

Cash dividends declared	$—	$—	$—	$—	$—

CONSOLIDATED BALANCE SHEET DATA:

	As of June 30,
	2008	2007	2006	2005	2004 (1)
Total assets	$118,490,304	$116,937,548	$41,994,347	$34,137,935	$21,908,181
Long-term obligations, including current portion	$196,379	$331,319	$195,819	$107,710	$337,186

(1)	These amounts have been adjusted to reflect the termination of certain lines of business. We implemented a plan to dispose of our home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to IPAs at 25 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of June 30, 2008, we provided services to or for approximately 26,200 patients on a risk basis and approximately 8,700 patients on a limited or non-risk basis as of June 30, 2008. Additionally, we also provided services to over 2,500 patients as of June 30, 2008 on a non-risk fee-for-service basis. In Fiscal 2008, approximately 89% and 9% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under risk agreements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective October 1, 2006, we completed the acquisition of the MDHC Companies. Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for unaudited pro forma financial information for Fiscal 2007 and 2006 presenting our operating results as though the Acquisition occurred at the beginning of the respective periods.
     Effective March 1, 2007, one of the Physician Provider Agreements with Wellcare was amended from a non-risk arrangement to a risk arrangement under which we receive for our services a monthly capitated fee with respect to patients assigned to us that represents a percentage of the premium that Wellcare receives for those patients. Under the risk arrangement we assume full financial responsibility for the provision of all necessary medical care to our patients. Under this Physician Provider Agreement, as of June 30, 2008, we provided services to approximately 1,200 Medicare Advantage patients enrolled in Wellcare managed care plans.
     Effective January 1, 2006, we entered into the Risk IPA Agreement with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of premium that Humana receives for its members who have selected the IPAs as their primary care physicians and assume responsibility for the cost of all medical services provided to these members, even those we do not provide directly. Medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $14.9 million and $14.0 million in Fiscal 2008, respectively, $15.7 million and $14.5 million in Fiscal 2007, respectively, and $8.7 million and $8.5 million in Fiscal 2006, respectively. As of June 30, 2008, the IPAs provided services to or for approximately 1,600 Medicare and Medicaid patients enrolled in Humana managed care plans. The Risk IPA Agreement replaces the Humana PGP Agreement that was terminated effective December 31, 2005. Under the Humana PGP Agreement, we assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million during Fiscal 2006.
     In an effort to streamline and stem operating losses, we implemented a plan to dispose of our home health operations in December 2003. The home health disposition occurred in three separate transactions and was concluded in February 2004. As a result of these transactions, the home health operations are shown as discontinued operations.
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

     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $3.1 million, $2.3 million and $1.7 million, respectively, during Fiscal 2008, 2007 and 2006, respectively.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2008 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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
     Based on our analysis as of June 30, 2008, we recorded a liability of approximately $23.9 million for IBNR which was relatively unchanged from the liability of $23.6 million recorded as of June 30, 2007. The increase in the liability for IBNR of $9.4 million or 66.2% to $23.6 million as of June 30, 2007 from $14.2 million as of June 30, 2006 was primarily due to the additional liability recorded for IBNR related to the operations of the MDHC Companies.
     Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $79.7 million, which represented approximately 67% of our total assets at June 30, 2008. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the Acquisition. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million, resulting in goodwill totaling $58.9 million.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of impairment arise. Indicators of impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, and the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2008, and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required at June 30, 2008. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
     Realization of Deferred Income Tax Assets
     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred income tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of income tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At June 30, 2008, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $3.3 million.

     Share-Based Payment
     We use the modified prospective transition method under SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123(R) requires us to recognize compensation costs in our financial statements related to our share-based payment transactions with employees and directors. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during Fiscal 2008 and 2007 based on the following assumptions: risk-free interest rate ranging from 1.61% to 4.22% and 4.81% to 5.18%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 59.5% and 63.7%, respectively, and weighted-average expected life of the options ranging from 2 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during Fiscal 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.21% to 5.16%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 71.1%; and weighted-average expected life of the option ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
     As a result of adopting SFAS 123(R), we recognized share-based compensation cost of $1.3 million, $1.7 million and $1.3 million, respectively, for Fiscal 2008, 2007 and 2006. For Fiscal 2008 and 2006, the Company did not recognize any excess tax benefits resulting from the exercise of stock options. For 2007 the Company recognized excess tax benefits of approximately $0.5 million resulting from the exercise of stock options. As of June 30, 2008, there was $1.1 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 1.7 years.
     SFAS 123(R) does not require the use of any particular option valuation model. Because our stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, it is possible that existing models may not necessarily provide a reliable measure of the fair value of our employee stock options. We selected the Black-Scholes model based on our experience with it, its wide use by issuers comparable to us, and our review of alternate option valuation models.
     The effect of applying the fair value method of accounting for stock options on reported net income for any period may not be representative of the effects for future periods because our outstanding options typically vest over a period of several years and additional awards may be made in future periods.

Results of Operations
     The following tables set forth, for the periods indicated, selected operating data as a percentage of total revenue.

	Year ended June 30,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Medical services:
Medical claims	71.2	74.2	73.5
Other direct costs	10.6	10.6	9.9

Total medical services	81.8	84.8	83.4
Administrative payroll and employee benefits	4.7	4.2	4.9
General and administrative	6.5	6.4	5.7
Gain on extinguishment of debt	—	—	—

Total operating expenses	93.0	95.4	94.0

Income from operations	7.0	4.6	6.0
Other income (expense):
Interest income	0.2	0.1	0.2
Interest expense	—	—	—

Income before income tax provision	7.2	4.7	6.2
Income tax provision	2.8	1.8	2.2

Net income	4.4%	2.9%	4.0%

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2008 TO FISCAL YEAR ENDED JUNE 30, 2007
Revenue
     Revenue increased by $37.3 million, or 17.2%, to $254.4 million for Fiscal 2008 from $217.1 million for Fiscal 2007 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $32.2 million, or 16.6%, during Fiscal 2008. During Fiscal 2008, revenue generated by our Medicare risk arrangements increased approximately 7.0% on a per patient per month basis and Medicare patient months increased by approximately 9.0% over Fiscal 2007. The increase in the per member per month Medicare revenue was primarily due to a rate increase in Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program. The increase in Medicare patient months was primarily due to the operations associated with the MDHC Companies which we acquired effective October 1, 2006 and which were included in our results for only part of Fiscal 2007.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended June 30, 2008 and 2007 were favorable retroactive Medicare adjustments of $1.0 million and $1.5 million, respectively, and for Fiscal 2008 and 2007 were unfavorable retroactive Medicare adjustments of $0.3 million and $0.1 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     During Fiscal 2008 and 2007, we received payments and recorded amounts due from our HMO affiliates of approximately $0.5 million and $3.6 million, respectively, related primarily to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to completion of the Acquisition. While these transactions ordinarily are reflected in our results of operations, since they related to periods prior to our acquisition of the MDHC Companies, they were instead recorded as purchase accounting adjustments which decreased the amount of goodwill we recorded for the Acquisition.
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 72% and 74% of our total revenue for Fiscal 2008 and 2007, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 19% and 20% of our total revenue for Fiscal 2008 and 2007, respectively.

Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients. Because our risk contracts with HMOs provide that we are financially responsible for the cost of substantially all medical services provided to our patients under those contracts, our medical claims expense includes the costs of prescription drugs these patients receive as well as medical services provided to patients under our risk contracts by providers other than us. Other direct costs consist primarily of salaries, taxes and benefits of our health professionals providing primary care services including a portion of our share-based compensation cost, medical malpractice insurance costs, capitation payments to our IPA physicians and fees paid to independent contractors providing medical services to our patients.
     Medical services expenses for Fiscal 2008 increased by $23.9 million, or 13.0%, to $208.0 million from $184.1 million for Fiscal 2007 primarily due to the medical expenses related to the operations of the MDHC Companies being included in our results for the entire Fiscal 2008 period. Medical claims expense, which is the largest component of medical services expense, increased by $19.9 million, or 12.4%, to $181.1 million for Fiscal 2008 from $161.2 million for Fiscal 2007 primarily due to an increase in Medicare claims expense of $17.0 million, or 11.6%. The increase in Medicare claims expense resulted from a 2.5% increase in medical claims expense on a per patient per month basis and a 9.0% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry, partially offset by a general improvement in medical claims expense management and utilization outcomes. The increase in Medicare patient months is primarily attributable to the operations associated with the MDHC Companies which we acquired effective October 1, 2006 and which were included in our results for only part of Fiscal 2007.
     As a percentage of revenue, medical services expenses decreased to 81.8% for Fiscal 2008 as compared to 84.8% for Fiscal 2007. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 71.2% for Fiscal 2008 from 74.2% for Fiscal 2007. This decrease was primarily due to an increase in revenue at a greater rate than the increase in both our medical services expenses and our medical claims expense resulting primarily from a general improvement in medical claims expense management and utilization outcomes. HMOs, however, are under continuous competitive pressure to offer enhanced, and possibly more expensive benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $4.0 million, or 17.6%, to $26.9 million for Fiscal 2008 from $22.9 million for Fiscal 2007. As a percentage of revenue, other direct costs remained unchanged at 10.6% for Fiscal 2008 and 2007. The increase in the amount of other direct costs was primarily due to the expenses related to the operations of the MDHC Companies being included in our results for the entire Fiscal 2008 period.
     Administrative payroll and employee benefits expenses increased by $2.9 million, or 31.8%, to $12.1 million for Fiscal 2008 from $9.2 million for Fiscal 2007. As a percentage of revenue, administrative payroll and employee benefits expenses increased to 4.7% for Fiscal 2008 from 4.2% for Fiscal 2007. The increase in administrative payroll and employee benefits expenses was primarily due to an increase in incentive plan accruals related to our earnings during Fiscal 2008 and an increase in personnel in connection with the acquisition of the MDHC Companies which were reflected in our results for the entire Fiscal 2008 period.
     General and administrative expenses increased by $2.4 million, or 17.3%, to $16.4 million for Fiscal 2008 from $14.0 million for Fiscal 2007. As a percentage of revenue, general and administrative expenses increased to 6.5% for Fiscal 2008 from 6.4% for Fiscal 2007. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies and an increase in amortization expense resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies which were reflected in our results for the entire Fiscal 2008 period as well as an increase in marketing expenses.
Income from Operations
     Income from operations for Fiscal 2008 increased by $8.0 million to $17.9 million from $9.9 million for Fiscal 2007.
Taxes
     An income tax provision of $7.1 million and $3.9 million was recorded for Fiscal 2008 and 2007, respectively. The effective income tax rates were 38.8% and 38.2% for Fiscal 2008 and 2007, respectively. The increase in the effective tax rate was primarily due to an increase in the statutory federal income tax rate resulting from an increase in taxable income.
Net Income
     Net income for Fiscal 2008 increased by $5.0 million, or 78.8%, to $11.3 million from $6.3 million for Fiscal 2007.

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2007 TO FISCAL YEAR ENDED JUNE 30, 2006
Revenue
     Revenue increased by $84.1 million, or 63.3%, to $217.1 million for Fiscal 2007 from $133.0 million for Fiscal 2006 due primarily to revenue related to the operations of the MDHC Companies.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $66.2 million or 51.9%, during Fiscal 2007. During Fiscal 2007, revenue generated by our Medicare risk arrangements increased approximately 12.0% on a per patient per month basis and Medicare patient months increased by approximately 35.6% over Fiscal 2006. The increase in Medicare patient months was primarily due to the Acquisition of the MDHC Companies effective October 1, 2006 and the conversion of the IPAs from a non-risk arrangement to a risk arrangement effective January 1, 2006. The increase in the per member per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and the increased phase-in of the Medicare risk adjustment program. Included in revenue for the three-month periods ended June 30, 2007 and 2006 were favorable retroactive Medicare adjustments of $1.5 million and $0.3 million, respectively, related primarily to Medicare premiums and risk corridor adjustments. The net results of these adjustments included in revenue for Fiscal 2007 and 2006 were unfavorable retroactive Medicare adjustments of $0.1 million and favorable retroactive Medicare adjustments of $0.9 million, respectively.
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
     Revenue generated by our managed care entities under contracts with Humana accounted for approximately 74% and 80% of our revenue for Fiscal 2007 and Fiscal 2006, respectively. Revenue generated by our managed care entities under contracts with Vista accounted for approximately 20% of our revenue for Fiscal 2007 and Fiscal 2006.
Operating Expenses
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
     Medical services expenses increased to 84.8% of revenue for Fiscal 2007 as compared to 83.4% for Fiscal 2006. Our claims loss ratio (medical claims expense as a percentage of revenue) increased to 74.2% for Fiscal 2007 from 73.5% for Fiscal 2006. These increases were primarily due to an increase in Medicare claims expense at a greater rate than increases in Medicare revenue on a per patient per month basis caused by enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry.
     Other direct costs increased by $9.8 million, or 74.5%, to $22.9 million for Fiscal 2007 from $13.1 million for Fiscal 2006. As a percentage of revenue, other direct costs increased to 10.6% for Fiscal 2007 from 9.9% for Fiscal 2006. The increase in the amount of other direct costs was primarily due to the expenses related to the operations of the MDHC Companies.
     Administrative payroll and employee benefits expense increased by $2.7 million, or 40.6%, to $9.2 million for Fiscal 2007 from $6.5 million for Fiscal 2006. As a percentage of revenue, administrative payroll and employee benefits expense decreased to 4.2% for Fiscal 2007 from 4.9% for Fiscal 2006. The increase in administrative payroll and employee benefits expense was primarily due to an increase in personnel in connection with the acquisition of the MDHC Companies.
     General and administrative expenses increased by $6.4 million or 84.5%, to $14.0 million for Fiscal 2007 from $7.6 million for Fiscal 2006. As a percentage of revenue, general and administrative expenses increased to 6.4% for Fiscal 2007 from 5.7% for Fiscal 2006. The increase in general and administrative expenses was primarily due to expenses related to the operations of the MDHC Companies, an increase in professional fees and an increase in amortization expense resulting from the intangible assets recorded in connection with the acquisition of the MDHC Companies.

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
Liquidity and Capital Resources
     At June 30, 2008, working capital was $20.3 million, an increase of $2.8 million from $17.5 million at June 30, 2007. Cash and cash equivalents increased by $2.6 million to $9.9 million at June 30, 2008 compared to $7.3 million at June 30, 2007. The increase in working capital and cash and cash equivalents at June 30, 2008 as compared to June 30, 2007 was primarily due to net cash provided by operating activities of $15.2 million for Fiscal 2008, partially offset by $11.5 million of cash used to repurchase our common stock and $0.9 million cash used for the purchase of property and equipment.
     Net cash of $15.2 million was provided by operating activities during Fiscal 2008 compared to $10.9 million in Fiscal 2007 and $6.8 million in Fiscal 2006. The $4.3 million increase in cash provided by operating activities for Fiscal 2008 compared to Fiscal 2007 was primarily due to an increase in net income of $5.0 million. The $4.1 million increase in cash provided by operating activities for Fiscal 2007 compared to Fiscal 2006 was primarily due to an increase in net income of $1.0 million, a net increase in depreciation and amortization expense of $1.3 million and a net increase in income taxes payable of $1.5 million.
     Net cash of $1.0 million was used for investing activities in Fiscal 2008 compared to $7.0 million in Fiscal 2007 and $1.2 million in Fiscal 2006. The $6.0 million decrease in net cash used for investing activities for Fiscal 2008 primarily related to the Acquisition of the MDHC Companies in Fiscal 2007. The $5.8 million increase in net cash used for investing activities for Fiscal 2007 compared to Fiscal 2006 primarily related to the Acquisition of the MDHC Companies and the purchase of equipment.
     Net cash of $11.6 million was used in financing activities in Fiscal 2008 compared to net cash used of $7.3 million in Fiscal 2007 and $0.7 million in Fiscal 2006. The $4.3 million increase in cash used for financing activities for Fiscal 2008 was primarily due to $11.5 million of cash used to repurchase our common stock during Fiscal 2008, partially offset by $7.8 million of cash used for the repayment of long-term debt related to the acquisition of the MDHC Companies, net of proceeds from the long-term debt, during Fiscal 2007. The $6.6 million increase in cash used for financing activities for Fiscal 2007 compared to Fiscal 2006 was primarily due to the repayment of long-term debt.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In May 2008 and June 2008, our Board of Directors increased our previously announced program to authorize the repurchase of an additional 1,000,000 and 3,500,000 shares of our common stock, respectively, bringing the total number of shares of common stock authorized for repurchase under the program to 10,000,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During Fiscal 2008 we repurchased 5,330,533 shares of our common stock for approximately $11.5 million. We did not repurchase any shares of our common stock during Fiscal 2007. As of August 25, 2008, we had repurchased 6,831,800 shares of our common stock for approximately $15.2 million.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans. At June 30, 2008, approximately $10 million was available for future borrowing under those facilities.

Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2008, and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
Contractual Obligations
     The following is a summary of our long-term debt, capital and operating lease obligations, and contractual obligations as of June 30, 2008:

	Payment due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital Lease Obligations (1)	$251,719	$118,272	$133,447	$—	$—
Operating Lease Obligations (1)	7,588,106	2,256,533	3,295,466	1,168,384	867,723

Total	$7,839,825	$2,374,805	$3,428,913	$1,168,384	$867,723

(1)	The payments shown above for Capital Lease Obligations and Operating Lease Obligations reflect all payments due under the terms of the respective leases. See Note 4 to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K to reconcile the payments shown above to the capital lease obligations recorded in our Consolidated Balance Sheets.
     Other factors that could affect our liquidity and cash flow are discussed elsewhere in this Annual Report.
FORWARD-LOOKING STATEMENTS
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
•	Our operations are dependent on three health maintenance organizations;

•	Under our most important contracts we are responsible for the cost of medical services to our patients in return for a capitated fee;

•	If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced;

•	A failure to estimate incurred but not reported benefits expense accurately will affect our profitability;

•	We compete with many health care providers for patients and HMO affiliations;

•	We may not be able to successfully recruit or retain existing relationships with qualified physicians and medical professionals;

•	Our business exposes us to the risk of medical malpractice lawsuits;

•	Our revenues will be affected by the Medicare Risk Adjustment program;

•	We presently operate only in Florida;

•	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price;

•	A significant portion of our voting power is concentrated;

•	We are dependent on our executive officers and other key employees;

•	We depend on the management information systems of our affiliated HMOs;

•	We depend on our information processing systems;

•	Volatility of our stock price could adversely affect you;

•	The Internal Revenue Service may disagree with the parties’ description of the federal income tax consequences;

•	Our intangible assets represent a substantial portion of our total assets;

•	Competition for acquisition targets and acquisition financing and other factors may impede our ability to acquire other businesses and may inhibit our growth;

•	Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences;

•	We are subject to government regulation;

•	The health care industry is subject to continued scrutiny;

•	Our insurance coverage may not be adequate, and rising insurance premiums could negatively affect our profitability;

•	Deficit spending and economic downturns could negatively impact our results of operations;

•	Many factors that increase health care costs are largely beyond our ability to control;

•	Health care reform initiatives, particularly changes to the Medicare system, could adversely affect our operations; and

•	Medicare premiums have generally risen more slowly than the cost of providing health care services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2008, we held certificates of deposit and cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At June 30, 2008, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility have variable interest rates and are interest rate sensitive, however, we had no amount outstanding under these facilities at June 30, 2008. We have no material risk associated with foreign currency exchange rates or commodity prices.

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
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Our Chief Executive Officer’s and Chief Financial Officer’s conclusions regarding the effectiveness of our disclosure controls and procedures should be considered in light of the following limitations on the effectiveness of our disclosure controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Further, the design of any control system is based, in part, upon assumptions about the likelihood of future events, and there can be no assurance that any control system design will succeed in achieving its stated goals under all potential future conditions. Additionally, over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us, we have less control over the manner in which that information is generated.

Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules Rule 13a-15(f) or Rule 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has issued an attestation report on our internal control over financial reporting. Their report is included herein.
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
     We have audited Continucare Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Continucare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Continucare Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Continucare Corporation as of June 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 of Continucare Corporation and our report dated September 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
September 5, 2008

ITEM 9B. OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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
     (a)(3) Exhibits

3.1	Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
3.3	First Amendment to the Amended and Restated Bylaws (18)
4.1	Form of certificate evidencing shares of Common Stock (1)
4.2	Registration Rights Agreement, dated as of October 30, 1997, by and between Continucare Corporation and Loewenbaum & Company Incorporated (3)
4.3	Continucare Corporation Amended and Restated 1995 Stock Option Plan** (4)
4.4	Amended and Restated 2000 Stock Option Plan ** (19)
4.5	Convertible Subordinated Promissory Note (6)
4.6	Form of Convertible Promissory Note, dated June 30, 2001 (7)
4.7	Amendment to Convertible Promissory Note, dated March 31, 2003, between Continucare Corporation and Frost Nevada Limited Partnership (7)
4.8	Form of Amendment to Convertible Promissory Note, dated March 31, 2003 (7)
10.1	Form of Stock Option Agreement**(8)
10.2	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998 (9)
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

10.12	Integrated Delivery System Participation Agreement effective as of April 1, 1999 between MDHRS and Humana Medical Plan, Inc., as amended (17)
10.13	Management Services Agreement dated as of September 1, 2004 between MDHC and Vista Healthplan, Inc., as amended (17)
10.14	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc. (17)
10.15	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc. (17)
10.16	Amendment of Credit Facility dated September 26, 2006, between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. (17)
10.17
Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (20)

10.18
Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (20)

10.19
Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (20)

21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.
(1)	Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.

(2)	Form 8-K dated September 12, 2006, filed September 13, 2006.

(3)	Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.

(4)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(5)	Schedule 14A dated January 8, 2007, filed January 8, 2007.

(6)	Form 8-K dated August 3, 2001, filed August 15, 2001.

(7)	Form 10-Q for the quarterly period ended March 31, 2003.

(8)	Form 10-Q for the quarterly period ended September 30, 2004.

(9)	Form 10-K for the fiscal year ended June 30, 2000.

(10)	Form 10-Q for the quarterly period ended December 31, 2004.

(11)	Form 10-K for the fiscal year ended June 30, 2004.

(12)	Form 10-Q for the quarterly period ended March 31, 2000.

(13)	Form 10-Q for the quarterly period ended March 31, 2005.

(14)	Form 8-K dated December 30, 2004, filed January 5, 2005.

(15)	Form 8-K dated March 8, 2006, and filed on March 10, 2006.

(16)	Form 8-K dated May 10, 2006 and filed on May 11, 2006.

(17)	Form 10-Q for the quarterly period ended September 30, 2006.

(18)	Form 8-K dated November 6, 2007 and filed November 7, 2007.

(19)	Form 10-K for the fiscal year ended June 30, 2007.

(20)	Form 8-K dated October 11, 2007 and filed on October 15, 2007.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION
By:	/s/ Richard C. Pfenniger, Jr.
RICHARD C. PFENNIGER, JR.
Chairman of the Board, Chief Executive Officer and President

Dated: September 9, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	September 9, 2008
/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	September 9, 2008
/s/ Luis Cruz, M.D. Luis Cruz, M.D.	Vice Chairman of the Board and Director	September 9, 2008
/s/ Robert J. Cresci Robert J. Cresci	Director	September 9, 2008
/s/ Neil Flanzraich Neil Flanzraich	Director	September 9, 2008
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	September 9, 2008
/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	September 9, 2008
/s/ A. Marvin Strait A. Marvin Strait	Director	September 9, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Continucare Corporation
We have audited the accompanying consolidated balance sheets of Continucare Corporation as of June 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 7 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, applying the modified prospective method as of July 1, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Continucare Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 5, 2008

CONTINUCARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,905,740	$7,262,247
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $23,900,000 and $23,618,000 at June 30, 2008 and 2007, respectively	15,325,783	13,525,092
Prepaid expenses and other current assets	708,841	1,581,704
Deferred income tax assets	413,932	740,264

Total current assets	26,354,296	23,109,307
Certificates of deposit, restricted	1,274,147	1,176,635
Property and equipment, net	8,363,427	8,509,454
Goodwill	73,204,582	73,670,225
Intangible assets, net of accumulated amortization of approximately $2,168,000 and $929,000 at June 30, 2008 and 2007, respectively.	6,492,333	7,731,000
Deferred income tax assets	2,574,472	2,289,811
Other assets, net	227,047	451,116

Total assets	$118,490,304	$116,937,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$402,718	$1,007,869
Accrued expenses and other current liabilities	4,458,119	4,542,097
Income taxes payable	1,198,722	67,398

Total current liabilities	6,059,559	5,617,364
Deferred income tax liabilities	6,256,205	6,215,483
Other liabilities	948,263	1,046,316

Total liabilities	13,264,027	12,879,163
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 64,796,303 shares issued and outstanding at June 30, 2008 and 70,043,086 shares issued and outstanding at June 30, 2007	6,480	7,004
Additional paid-in capital	114,514,853	124,616,091
Accumulated deficit	(9,295,056)	(20,564,710)

Total shareholders’ equity	105,226,277	104,058,385

Total liabilities and shareholders’ equity	$118,490,304	$116,937,548

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2008	2007	2006

Revenue	$254,440,048	$217,146,287	$132,990,912
Operating expenses:
Medical services:
Medical claims	181,097,183	161,153,828	97,781,447
Other direct costs	26,942,472	22,919,746	13,137,396

Total medical services	208,039,655	184,073,574	110,918,843

Administrative payroll and employee benefits	12,119,139	9,192,670	6,538,295
General and administrative	16,413,801	13,990,439	7,584,205

Total operating expenses	236,572,595	207,256,683	125,041,343

Income from operations	17,867,453	9,889,604	7,949,569
Other income (expense):
Interest income	602,826	356,192	331,001
Interest expense	(67,898)	(49,746)	(12,870)

Income before income tax provision	18,402,381	10,196,050	8,267,700
Income tax provision	7,132,727	3,892,605	2,930,161

Net income	$11,269,654	$6,303,445	$5,337,539

Net income per common share:
Basic	$.16	$.10	$.11

Diluted	$.16	$.10	$.10

Weighted average common shares outstanding:
Basic	68,862,836	65,044,319	49,907,898

Diluted	70,007,760	66,324,613	51,230,435

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Shareholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2005	49,595,702	$4,960	$67,924,068	$(32,205,694)	$(5,424,701)	$30,298,633

Recognition of compensation expense related to issuance of stock options	—	—	1,292,234	—	—	1,292,234

Issuance of stock upon exercise of stock options	826,363	82	640,386	—	—	640,468

Issuance of stock upon conversion of related party note payable	102,180	10	102,170	—	—	102,180

Repurchase of common stock	(281,767)	—	—	—	(696,134)	(696,134)

Retirement of common stock	—	(28)	(6,120,807)	—	6,120,835	—

Net income	—	—	—	5,337,539	—	5,337,539

Balance at June 30, 2006	50,242,478	5,024	63,838,051	(26,868,155)	—	36,974,920

Recognition of compensation expense related to issuance of stock options	—	—	1,692,190	—	—	1,692,190

Excess tax benefits related to exercise of stock options	—	—	523,964	—	—	523,964

Issuance of stock related to acquisition of MDHC Companies	19,735,858	1,974	58,502,594	—	—	58,504,568

Fees related to issuance of stock	—	—	(44,402)	—	—	(44,402)

Issuance of stock upon exercise of stock options	64,750	6	103,694	—	—	103,700

Net income	—	—	—	6,303,445	—	6,303,445

Balance at June 30, 2007	70,043,086	7,004	124,616,091	(20,564,710)	—	104,058,385

Recognition of compensation expense related to issuance of stock options	—	—	1,332,786	—	—	1,332,786

Tax deficiency related to exercise of stock options	—	—	(1,776)	—	—	(1,776)

Issuance of stock upon exercise of stock options	83,750	9	64,366	—	—	64,375

Repurchase and retirement of common stock	(5,330,533)	(533)	(11,451,614)	—	—	(11,452,147)

Fees related to issuance of stock	—	—	(45,000)	—	—	(45,000)

Net income	—	—	—	11,269,654	—	11,269,654

Balance at June 30, 2008	64,796,303	$6,480	$114,514,853	$(9,295,056)	$—	$105,226,277

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,269,654	$6,303,445	$5,337,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,507,535	2,013,486	695,095
Loss on impairment of fixed assets	171,515	—	—
Loss on disposal of fixed assets	—	35,924	—
Provision for bad debts	181,081	165,181	163,105
Compensation expense related to issuance of stock options	1,332,786	1,692,190	1,292,234
Excess tax benefits related to exercise of stock options.	—	(523,964)	—
Deferred income tax expense	(198,598)	2,172,618	2,767,095
Changes in operating assets and liabilities, excluding the effect of disposals:
Due from HMOs, net	(1,251,657)	(1,803,016)	(2,853,996)
Prepaid expenses and other current assets	676,782	(870,957)	(219,483)
Other assets	(128,743)	151,360	(125,964)
Accounts payable	(605,151)	369,688	(84,214)
Accrued expenses and other current liabilities	145,851	(275,196)	8,354
Income taxes payable	1,131,324	1,419,894	(106,934)

Net cash provided by continuing operations	15,232,379	10,850,653	6,872,831
Net cash used in discontinued operations	—	—	(32,512)

Net cash provided by operating activities	15,232,379	10,850,653	6,840,319

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(112,512)	(49,648)	(596,637)
Proceeds from sales of certificates of deposit	15,000	—	—
Proceeds from sales of fixed assets	—	70,000	—
Acquisition of MDHC Companies, net of cash acquired	—	(6,109,980)	—
Purchase of property and equipment	(939,270)	(894,325)	(280,675)
Other assets	—	—	(359,147)

Net cash used in investing activities	(1,036,782)	(6,983,953)	(1,236,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	1,813,317	—
Repayments on note payable	—	(1,813,317)	(520,000)
Proceeds from long-term debt	—	6,917,808	—
Repayment on long-term debt	(6,083)	(14,690,960)	—
Principal repayments under capital lease obligations	(113,249)	(96,248)	(127,053)
Proceeds from exercise of stock options	64,375	103,700	640,468
Excess tax benefits related to exercise of stock options	—	523,964	—
Payment of fees related to issuance of stock	(45,000)	(44,402)	—
Repurchase of common stock	(11,452,147)	—	(696,134)

Net cash used in financing activities	(11,552,104)	(7,286,138)	(702,719)

Net increase (decrease) in cash and cash equivalents	2,643,493	(3,419,438)	4,901,141
Cash and cash equivalents at beginning of fiscal year	7,262,247	10,681,685	5,780,544

Cash and cash equivalents at end of fiscal year	$9,905,740	$7,262,247	$10,681,685

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

Purchase of equipment, furniture and fixtures with proceeds of capital lease obligations	$38,922	$171,135	$215,162

Retirement of treasury stock	$11,452,147	$—	$5,424,701

Stock issued upon conversion of related party notes payable	$—	$—	$102,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$6,200,000	$306,000	$270,000

Cash paid for interest	$20,898	$49,746	$12,870

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
General
Continucare Corporation (“Continucare” or the “Company”), is a provider of primary care physician services on an outpatient basis in Florida. The Company provides medical services to patients through employee physicians, advanced registered nurse practitioners and physicians’ assistants. Additionally, the Company provides practice management services to independent physician affiliates (“IPAs”). Substantially all of the Company’s revenues are derived from managed care agreements with three health maintenance organizations, Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”) (collectively, the “HMOs”). The Company was incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996. All references to a “Fiscal” year refer to the Company’s fiscal year which ends June 30.
Business
Effective October 1, 2006, the Company completed the acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”). Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in the Company’s consolidated statements of income from the date of acquisition. See Note 3 for a description of the Acquisition and for unaudited pro forma financial information for Fiscal 2007 and 2006 presenting the Company’s operating results as though the Acquisition occurred at the beginning of the respective periods.
Effective January 1, 2006, the Company entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which the Company agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Medical service revenue and medical services expenses related to the Risk IPA Agreement approximated $14.9 million and $14.0 million, respectively, in Fiscal 2008, $15.7 million and $14.5 million, respectively, in Fiscal 2007 and $8.7 million and $8.5 million, respectively, in Fiscal 2006. The Risk IPA Agreement replaces the Physician Group Participation Agreement with Humana (the “Humana PGP Agreement”) that was terminated effective December 31, 2005. Under the Humana PGP Agreement, the Company assumed certain management responsibilities on a non-risk basis for Humana’s Medicare, Medicaid and commercial members assigned to selected primary care physicians in Miami-Dade and Broward Counties, Florida. Revenue from this contract consisted of a monthly management fee intended to cover the costs of providing these services and amounted to approximately $0.2 million during Fiscal 2006.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies followed by the Company is as follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Because of the inherent uncertainties of this process, actual results could differ from those estimates. Such estimates include the recognition of revenue, the recoverability of intangible assets, the collectibility of receivables, the realization of deferred income tax assets and the accrual for incurred but not reported (“IBNR”) claims.

Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable, and capital lease obligations. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. At June 30, 2008 and 2007, the carrying value of the Company’s capital lease obligations approximate fair value based on the terms of the obligations.
Cash and Cash Equivalents
The Company defines cash and cash equivalents as those highly-liquid investments purchased with maturities of three months or less from the date of purchase.
Certificates of Deposit
Certificates of deposit have original maturities of greater than three months and are pledged as collateral in support of various stand-by letters of credit issued as required under the managed care agreements with the Company’s HMO affiliates and as security for various leases. Included in the consolidated balance sheet as of June 30, 2008 are two separate certificates of deposit for approximately $0.7 million and $0.6 million which each exceed the $100,000 Federal Deposit Insurance Corporation limit.
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
Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are reviewed annually for impairment, or more frequently if certain indicators arise. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment annually, or more frequently if certain indicators arise, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Indicators of an impairment include, among other things, significant adverse changes in legal factors or the business climate, loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of a business that is to be sold.
As the Company operates in a single segment of business, the Company has determined that it has a single reporting unit and performs the impairment test for goodwill on an enterprise level. In performing the impairment test, the Company compares the current market value of all of its outstanding common stock to the current carrying value of the Company’s total net assets, including goodwill and intangible assets. Depending on the aggregate market value of the Company’s outstanding common stock at the time that an impairment test is required, there is a risk that a portion of the intangible assets would be considered impaired and must be written-off during that period. The Company performs the annual impairment test as of May 1st of each year. Should it later be determined that an indicator of impairment has occurred, the Company would be required to perform an additional impairment test. No impairment charges were required during the years ended June 30, 2008, 2007 or 2006.

The most significant component of goodwill and other intangible assets consists of the intangible assets recorded in connection with the acquisition of the MDHC Companies (see Note 3). Included in other assets are managed care contracts related to the value of certain amendments to a managed care agreement entered into with one of the Company’s HMOs. The amendments, among other things, extended the term of the original agreement with the HMO from six to ten years and modified for the Company’s benefit the value of the Medicare premium received by the Company. In consideration of these amendments, the Company gave the HMO a $3.9 million promissory note (see Deferred Revenue section below). The managed care contracts are subject to amortization and are being amortized over a weighted-average amortization period of 9.6 years. The intangible assets recorded in connection with the acquisition of the MDHC Companies are subject to amortization and are being amortized over a weighted average amortization period of 7.2 years. Total amortization expense for intangible assets subject to amortization was approximately $1.6 million, $1.3 million, and $0.4 million during Fiscal 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense for intangible assets as of June 30, 2008 will be approximately $1.3 million, $1.2 million, $1.2 million, $1.1 million, and $0.9 million for each of the five succeeding fiscal years, respectively.
Deferred Financing Costs
Expenses incurred in connection with the Credit Facility had been deferred and were amortized using the straight-line method which approximates the interest method over the life of the facility.
Share-Based Payment
Effective July 1, 2005, the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. (See Note 7). Under this method, compensation cost includes: (i) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
Revenue Recognition
The Company provides services to patients on either a fixed monthly fee arrangement with HMOs or under a fee for service arrangement. The percentage of total revenue relating to Humana approximated 72%, 74% and 80% for Fiscal 2008, 2007 and 2006, respectively. The percentage of total revenue relating to Vista approximated 19%, 20% and 20% for Fiscal 2008, 2007 and 2006, respectively. The percentage of total revenue relating to Wellcare approximated 8%, 5% and 0% for Fiscal 2008, 2007 and 2006, respectively.
Under the Company’s risk contracts with Humana, Vista and Wellcare, the Company receives a capitated monthly fee from the HMOs for each patient that chooses one of the Company’s physicians as their primary care physician. The capitated monthly fee is typically based on a percentage of the premium received by the HMOs from various payor sources. Revenue under these agreements is generally recorded in the period the Company assumes responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, the Centers for Medicare Services (“CMS”) periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. The Company records any adjustments to this revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO.
Under the Company’s risk agreements, the Company assumes responsibility for the cost of all medical services provided to the patient, even those it does not provide directly in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2008 and June 30, 2007 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

The Company’s HMO contracts have various expiration dates ranging from one to three years with automatic renewal terms. Upon negotiation of any of the HMO contracts, the expiration dates may be extended beyond the automatic renewal terms.
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
The cost of health care services provided or contracted for under risk managed care contracts is accrued in the period in which services are provided. In addition, the Company provides for an estimate of the related liability for medical claims incurred but not yet reported based on historical claims experience and current factors such as inpatient utilization and benefit changes provided under HMO plans. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the period of determination. The Company uses an actuarial analysis as an additional tool to further corroborate the Company’s estimate of the related liability for medical claims incurred but not yet reported.
Prior to January 1, 2007, pharmacy rebates were recognized on a cash basis due to the lack of information available to make a reliable estimate. For Fiscal 2008 and 2007, the Company recorded an estimate of pharmacy rebates due from one of our HMO affiliates based on the accumulation of sufficient historical information enabling management to formulate a reasonable estimate. The impact of recording these pharmacy rebates due from one of our HMO affiliates resulted in decreases in claims expense and increases in net income of approximately $1.2 million and $0.7 million, respectively, or $.01 per fully diluted share, for each of Fiscal 2008 and 2007.
Stop-loss Insurance
Effective June 1, 2007, the health care costs for the Company’s 18 medical centers are limited through agreements with the HMOs. The HMOs charge the Company a per member per month fee that limits the Company’s health care costs for any individual patient. Health care costs in excess of annual limits are generally handled directly by the HMOs and their contracted physicians and the Company is not entitled to and does not receive any related insurance recoveries. Prior to June 1, 2007, the Company purchased stop-loss insurance for three of its 18 medical centers. Health care costs in the accompanying Consolidated Statements of Income for the three medical centers include expenses of approximately $0.6 million and $0.6 million of stop-loss insurance premiums and reductions of expenses of approximately $0.7 million and $0.8 million of related recoveries for Fiscal 2007 and 2006, respectively.
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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent consideration, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The effect of SFAS No. 141R on the Company’s financial statements will be dependent on the nature and terms of any business combination consummated by the Company on or after July 1, 2009.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives and Hedging Activities,” which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. No material impact on the Company’s financial statements is expected from the adoption of this standard.
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

The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million, resulting in goodwill totaling $58.9 million. This purchase price allocation includes certain adjustments recorded during Fiscal 2008 and 2007 that resulted in a decrease in goodwill of approximately $0.5 million and $3.3 million, respectively. These adjustments primarily related to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to completion of our acquisition and to adjustments to increase the estimated fair values of the identifiable intangible assets based on updated available information and assumptions. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of eight and five years, respectively. The fair values of the customer relationships and other identifiable intangible assets are amortized over their estimated lives using the straight-line method. The customer relationships are non-contractual. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The Acquisition consideration of $66.2 million includes the estimated fair value of Continucare’s common stock issued to the MDHC Companies of $58.5 million, cash paid to the principal owners of $5.7 million at the closing of the Acquisition, cash paid to the principal owners of $1.0 million in October 2007, and acquisition costs of approximately $1.0 million. The estimated fair value of the 20.0 million shares of Continucare’s common stock issued effective October 1, 2006 to the MDHC Companies was based on a per share consideration of $2.96 which was calculated based upon the average of the closing market prices of Continucare’s common stock for the period two days before through two days after the announcement of the execution of the Asset Purchase Agreement for the Acquisition. The fair value of the 264,142 shares cancelled in Fiscal 2007 in connection with post-closing purchase price adjustments was approximately $0.7 million based upon the closing market price of Continucare’s common stock on the dates the shares were cancelled.
On September 26, 2006, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (2.46% at June 30, 2008), (ii) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (iii) are secured by substantially all of the assets of the Company and its subsidiaries, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, the Company fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition and these drawings were repaid during Fiscal 2007. As of June 30, 2008, the Company had no outstanding principal balance on its Term Loans.
Also effective September 26, 2006, the Company amended the terms of its existing credit facility that provides for a revolving loan to the Company of $5.0 million (the “Credit Facility”). As a result of this amendment, the Company, among other things, eliminated the financial covenant which previously required the Company’s EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replaced such covenant with covenants requiring the Company and its subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, the Company drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition and this drawing was repaid during Fiscal 2007. The Credit Facility has a maturity date of December 31, 2009. As of June 30, 2008, the Company had no outstanding principal balance on its Credit Facility.

The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the operating results for the Company for the years ended June 30, 2007 and 2006 as though the Acquisition of the MDHC Companies occurred at the beginning of the respective periods. The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the dates indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma consolidated financial information does not give effect to any integration expenses or cost savings or unexpected acquisition costs that may be incurred or realized in connection with the Acquisition. For Fiscal 2007 and 2006, pre-tax non-continuing compensation expenses incurred by the MDHC Companies of approximately $8.3 million and $3.4 million, respectively, are included in the unaudited pro forma consolidated net income. The unaudited pro forma financial information reflects adjustments for the amortization of intangible assets established as part of the Acquisition consideration allocation in connection with the Acquisition, additional depreciation expense resulting from the property adjustment to reflect estimated fair value, additional rent expense related to a lease for a warehouse building excluded from the Acquisition, a reduction in interest income resulting from the use of cash for payment of the cash consideration in the Acquisition and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on estimates which may change as additional information is obtained. In addition, adjustments to goodwill subsequent to the Acquisition may result primarily from adjustments to amounts due from HMOs, other receivables and accrued expenses as additional information is obtained.

	Year Ended June 30,
	2007	2006
Revenue	$240,389,071	$222,599,520
Net income	277,454	6,125,247
Diluted earnings per share	—	.09
The Acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the results of operations of the MDHC Companies have been included in the Company’s consolidated statements of income from the date of acquisition.
NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

			Estimated
			Useful
	June 30,		Lives
	2008	2007	(in years)
Land	$1,919,746	$2,153,525	—
Building and improvements	4,738,175	3,862,088	40
Construction in progress	119,829	714,280	—
Vehicles	622,444	845,324	5
Furniture, fixtures and equipment	4,894,797	4,530,178	3-5
Furniture and equipment under capital lease	517,253	756,005	3-5
Leasehold improvements	267,526	304,399	5

	13,079,770	13,165,799
Less accumulated depreciation and amortization	(4,716,343)	(4,656,345)

	$8,363,427	$8,509,454

Depreciation expense for the years ended June 30, 2008, 2007 and 2006 was approximately $901,000, $687,000 and $342,000, respectively.
The Company has entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over three to five years at incremental borrowing rates ranging from 6% to 8% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $384,000 and $558,000 at June 30, 2008 and 2007, respectively. Amortization of assets recorded under capital lease agreements was approximately $100,000, $74,000 and $126,000 for the years ended June 30, 2008, 2007 and 2006, respectively, and is included in depreciation expense for all years presented.
Included in general and administrative expense for Fiscal 2008 is a loss on impairment of fixed assets of approximately $0.2 million related to the ValuClinic operations.

Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2009	$118,272
2010	89,695
2011	43,752

251,719
Less amount representing imputed interest	55,340

Present value of obligations under capital lease	196,379
Less current portion	91,457

Long-term capital lease obligations	$104,922

The current and long-term portions of obligations under capital leases are classified within accrued expenses and other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets.
NOTE 5 — DEBT
The Company has in place a Credit Facility that provides for a revolving loan to the Company of $5.0 million and two Term Loans with maximum loan amounts available for borrowing totaling $5.0 million as of June 30, 2008 (see Note 3). At June 30, 2008, there was no outstanding principal balance on the Credit Facility and Term Loans. The Credit Facility and Term Loans have variable interest rates at a per annum rate equal to the sum of 2.5% and the 30-day Dealer Commercial Paper Rate (2.45% at June 30, 2008) and the sum of 2.4% and the one-month LIBOR (2.46% at June 30, 2008), respectively. All assets, excluding capitalized lease assets, of the Company serve as collateral for the Credit Facility and Term Loans.
NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Year Ended June 30,
	2008	2007	2006
Basic weighted average number of shares outstanding	68,862,836	65,044,319	49,907,898
Dilutive effect of stock options	1,144,924	1,280,294	1,303,126
Dilutive effect of convertible debt	—	—	19,411

Diluted weighted average number of shares outstanding	70,007,760	66,324,613	51,230,435

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	2,998,250	18,000	20,000
Warrants	—	760,000	760,000
NOTE 7 — SHARE-BASED PAYMENT
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

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost includes: (a) compensation cost for all share-based payments modified or granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during Fiscal 2008 and 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 1.61% to 4.22% and 4.81% to 5.18%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 59.5% and 63.7%, respectively; and weighted-average expected life of the options ranging from 2 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during Fiscal 2006 was calculated based on the following assumptions: risk-free interest rate ranging from 4.21% to 5.16%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 71.1%; and weighted-average expected life of the option ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
The Company recognized share-based compensation cost of $1.3 million, $1.7 million and $1.3 million for Fiscal 2008, 2007 and Fiscal 2006, respectively. For Fiscal 2008, the Company did not recognize any excess tax benefits resulting from the exercise of stock options. For Fiscal 2007, the Company recognized excess tax benefits of approximately $0.5 million resulting from the exercise of stock options. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities in Fiscal 2007 of $0.5 million. For Fiscal 2006, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable. During Fiscal 2008, 2007 and 2006, the Company issued 83,750 shares, 64,750 shares and 826,363 shares, respectively, of common stock resulting from the exercise of stock options.
The following table summarizes information related to the Company’s stock option activity for Fiscal 2008:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at beginning of the year	4,844,220	$1.87
Granted	907,500	2.49
Exercised	(83,750)	0.77
Forfeited	(231,250)	2.58
Expired	(62,916)	2.42

Outstanding at end of the year	5,373,804	$1.95

Exercisable at end of the year	3,495,554

Weighted average fair value per share of options granted during the year	$1.17

The weighted average fair value per share of options granted during Fiscal 2007 and 2006, was $1.42 and $1.41, respectively.

The following table summarizes information about options outstanding and exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of			Weighted Average			Weighted Average
Exercise	Number	Weighted Average	Remaining	Number	Weighted Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Contractual Life

$2.48-$3.57	2,240,500	$2.65	8.4	770,750	$2.73	7.9
$0.66-$2.42	3,133,304	$1.45	5.6	2,724,804	$1.33	5.3
The total intrinsic value of options outstanding and options exercisable was $2.8 million at June 30, 2008. The total intrinsic value of options exercised during Fiscal 2008, 2007 and 2006 was approximately $0.1 million, $0.1 million and $1.4 million, respectively. As of June 30, 2008, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
The Company had 7,598,471 shares of common stock reserved for future issuance related to stock options at June 30, 2008.
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
Effective July 1, 2007, the Company adopted the provisions of FIN 48. The implementation of FIN 48 had no impact on our liability for unrecognized tax benefits. Our liability for unrecognized tax benefits remained unchanged at approximately $0.8 million at June 30, 2008 and July 1, 2007 and is included in other liabilities on the consolidated balance sheet. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $0.9 million, which includes accrued interest and penalties of approximately $47,000 and $20,000 at June 30, 2008 and July 1, 2007, respectively. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2009. The Company is no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2004.

The Company recorded an income tax provision of $7.1 million, $3.9 million and $2.9 million for Fiscal 2008, 2007 and 2006, respectively. The income tax provision consisted of the following:

	Year Ended June 30,
	2008	2007	2006
Current:
Federal	$6,408,183	$1,425,993	$163,066
State	923,142	293,994	—

Total	7,331,325	1,719,987	163,066

Deferred:
Federal	(171,415)	1,897,669	2,339,256
State	(27,183)	274,949	427,839

Total	(198,598)	2,172,618	2,767,095

Total income tax provision	$7,132,727	$3,892,605	$2,930,161

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred income tax assets and deferred income tax liabilities are as follows:

	June 30,
	2008	2007	2006

Deferred income tax assets:
Bad debt and notes receivable reserve.	$303,871	$296,420	$294,922
Alternative minimum tax credit	—	—	291,467
Other	110,062	434,225	363,847
Impairment charge	1,256,398	1,476,110	1,726,600
Share-based compensation	1,318,073	823,320	395,246
Net operating loss carryforward	—	—	3,397,248

Deferred income tax assets	2,988,404	3,030,075	6,469,330
Deferred income tax liabilities:
Depreciable/amortizable assets	(5,638,652)	(5,342,721)	(1,929,501)
Basis difference in tangible assets	(617,553)	(872,762)	—

Deferred income tax liabilities	(6,256,205)	(6,215,483)	(1,929,501)

Net deferred income tax (liability) asset	$(3,267,801)	$(3,185,408)	$4,539,829

SFAS No. 109 requires a valuation allowance to reduce the deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, the Company’s projections of future taxable income and profitability in recent fiscal years), management determined that no valuation allowance was necessary at June 30, 2008, 2007 and 2006 to reduce the deferred income tax assets to the amount that will more likely than not be realized. At June 30, 2008, the Company did not have any net operating losses available for carryforward.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years ended June 30, 2008, 2007 and 2006 is as follows:

	Year Ended June 30,
	2008	2007	2006
Statutory federal rate	35.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.58	3.63	3.63
Goodwill and other non-deductible items	0.18	0.55	(2.22)
Other	—	—	0.03

Effective tax rate	38.76%	38.18%	35.44%

NOTE 9 — SHARE REPURCHASE PROGRAM
In May 2008 and June 2008, the Company’s Board of Directors increased the Company’s previously announced program to authorize the repurchase of an additional 1,000,000 and 3,500,000 shares of the Company’s common stock, respectively, bringing the total number of shares of common stock authorized for repurchase under the program to 10,000,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. As of August 25, 2008, the Company had repurchased 6,831,800 shares of its common stock for approximately $15.2 million.
NOTE 10 — EMPLOYEE BENEFIT PLAN
As of January 1, 1997, the Company adopted a tax qualified employee savings and retirement plan covering the Company’s eligible employees. The Continucare Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) was amended and restated on January 1, 2001. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to have his or her compensation reduced by up to 75% (subject to IRS limits) and have that amount contributed to the 401(k) Plan. In October 2001, the Internal Revenue Service issued a favorable determination letter for the 401(k) Plan.
Under the 401(k) Plan, new employees who are at least 18 years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to contribute to the 401(k) Plan up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ended June 30, 2008, 2007 or 2006. Participants in the 401(k) Plan would not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved in legal proceedings incidental to its business that arise from time to time in the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. The Company has recorded an accrual for claims related to legal proceedings, which includes amounts for insurance deductibles and projected exposure, based on management’s estimate of the ultimate outcome of such claims. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, cash flow, and prospects.

Leases
The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was approximately $2.8 million, $2.6 million and $1.8 million for the years ended June 30, 2008, 2007 and 2006, respectively. Future annual minimum payments under such leases as of June 30, 2008 are as follows:

For the fiscal year ending June 30,
2009	$2,256,533
2010	1,859,468
2011	1,435,998
2012	712,251
2013 and thereafter	1,323,856

Total	$7,588,106

NOTE 12 — VALUATION AND QUALIFYING ACCOUNTS
Activity in the Company’s valuation and qualifying accounts consists of the following:

	Year ended June 30,
	2008	2007	2006
Allowance for doubtful accounts related to accounts and other receivables:
Balance at beginning of period	$802,239	$798,257	$842,751
Provision for doubtful accounts	181,081	165,181	163,105
Write-offs of uncollectible accounts receivable	(199,579)	(161,199)	(207,599)

Balance at end of period	$783,741	$802,239	$798,257

NOTE 13 — RELATED PARTY TRANSACTIONS
As a result of the acquisition of the MDHC Companies, the Company became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies, one of which the Company terminated effective September 30, 2007. For Fiscal 2008 and 2007, expenses related to these two leases were approximately $0.4 million and $0.3 million, respectively.
On February 5, 2008, the Company repurchased an aggregate of 600,000 shares of its common stock from Dr. Luis Cruz, a director of the Company, as trustee of the Luis Cruz Irrevocable Trust A, the Luis Cruz Irrevocable Trust B and the Luis Cruz Irrevocable Trust C. The Company paid $2.25 per share for the shares for an aggregate purchase price of $1,350,000. The per share purchase price paid by the Company represented a 10% discount from the closing price of the Company’s common stock on February 4, 2008.
NOTE 14 — QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2008
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$60,922,664	$61,485,447	$65,936,165	$66,095,772	$254,440,048

Net income	$1,921,500	$2,511,685	$3,675,501	$3,160,968	$11,269,654

Basic and diluted net income per common share	$.03	$.04	$.05	$.05	$.16

	For the Year Ended June 30, 2007
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$35,933,599	$55,399,607	$60,371,155	$65,441,926	$217,146,287

Net income	$1,397,119	$1,380,675	$1,148,439	$2,377,212	$6,303,445

Basic and diluted net income per common share	$.03	$.02	$.02	$.03	$.10
Basic and diluted net income per common share for each of the quarters presented above are based on the respective weighted average number of common shares outstanding for the quarters. The sum of the quarterly basic and diluted net income per common share amounts may not be equal to the full year basic and diluted net income per common share amounts due to rounding.

EXHIBIT INDEX

Description	Exhibit
Number
Subsidiaries of the Company	21.1

Consent of Independent Registered Public Accounting Firm	23.1

Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2