Form 10-K/A
period 2008-06-30
CONTINUCARE CORP
filed 2008-10-27
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION`
WASHINGTON, D.C. 20549
_______________
FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________
Commission file number: 001-12115
CONTINUCARE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-2716023 (I.R.S. Employer Identification No.)

7200 Corporate Center Drive Suite 600 Miami, Florida (Address of Principal Executive Offices)	33126 (Zip Code)
Registrant’s Telephone Number, Including Area Code (305) 500-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class COMMON STOCK $.0001 PAR VALUE	Name of Each Exchange On Which Registered AMERICAN STOCK EXCHANGE
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of that Act). ☐Yes     ☒ No
     The aggregate market value of the voting common stock held by non-affiliates of the registrant on December 31, 2007 was approximately $100,907,000.
Number of shares outstanding of each of the registrant’s classes of Common Stock at October 15, 2008: 62,514,053 shares of Common Stock, $.0001 par value per share.
EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by Continucare Corporation (the “Registrant”) to amend the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on September 9, 2008 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED JUNE 30, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Identification of Directors
     The following individuals are directors serving on our Board of Directors.

Name	Age

Richard C. Pfenniger, Jr.	53
Luis Cruz, M.D.	47
Robert J. Cresci	64
Neil Flanzraich	65
Phillip Frost, M.D.	71
Jacob Nudel, M.D.	60
Jacqueline M. Simkin	65
A. Marvin Strait	74
     The following additional information is provided for each of the directors listed above.
     Richard C. Pfenniger, Jr. has served as one of our directors since March 2002. In September 2002, Mr. Pfenniger was appointed Chairman of the Board of Directors. In October 2003, he was appointed Chief Executive Officer and President. Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. from 1997 through June 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and, from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Mr. Pfenniger currently serves as a director of GP Strategies Corporation (corporate education and training), Safestitch Medical, Inc. (medical devices) and OPKO Health, Inc. (pharmaceuticals).
     Luis Cruz, M.D. has served as one of our directors since October 2006. In October 2006, Dr. Cruz was appointed Vice Chairman of the Board of Directors pursuant to a one year employment agreement which expired in October 2007. Prior to joining us, Dr. Cruz served as an executive officer of each of Miami Dade Health and Rehabilitation Services, Inc., Miami Dade Health Centers, Inc., West Gables Open MRI Services, Inc., Kent Management Systems, Inc., Pelu Properties, Inc., Peluca Investments, LLC and Miami Dade Health Centers One, Inc. (collectively, the “MDHC Companies”). We acquired the MDHC Companies effective October 1, 2006. In October 2007, Dr. Cruz opened the Centers of Medical Excellence (CME). CME is operated under an agreement with us and CarePlus.
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
     Neil Flanzraich has served as one of our directors since March 2002. Mr. Flanzraich is a private investor. From May 1998 until February 2006, he served as the Vice Chairman and President of IVAX Corporation. Mr. Flanzraich served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliff, a law firm, from 1995 to 1998. From 1981 to 1994, Mr. Flanzraich served in various capacities at Syntex Corporation and as a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., Mr. Flanzraich served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. Mr. Flanzraich was Chairman of the Board of Directors of North American Vaccine, Inc. from 1989 to 2000. Mr. Flanzraich also currently serves on the Boards of Directors of Javelin Pharmaceuticals, Inc. (pharmaceuticals), Bellus Health Inc. (formerly Neurochem, Inc.) (healthcare), Rae Systems, Inc. (gas detection and security monitoring systems), Equity One, Inc. (real estate), and Chipotle Mexican Grill, Inc. (a chain of Mexican restaurants).

     Phillip Frost, M.D. has served as one of our directors since January 2004. Dr. Frost formerly served on our Board of Directors as Vice Chairman from September 1996 until April 2002. Dr. Frost presently serves as the Chairman of the Board and Chief Executive Officer of OPKO Health, Inc., a specialty pharmaceutical company. He is Vice Chairman of the Board of Directors of TEVA Pharmaceuticals, Ltd. (pharmaceuticals), Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. (security brokerage) and Ideation Acquisition Corporation (special purpose acquisition corporation). He also serves as a director of Northrop Grumman Corporation (aerospace), and Modigene Inc. (biopharmaceuticals). Previously, he served as the Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation from 1987 to 2006 and as President of IVAX Corporation from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost serves on the Board of Regents of the Smithsonian Institution, is a member of the Board of Trustees of the University of Miami, and is a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center and is Co-Vice Chairman of the American Stock Exchange.
     Jacob Nudel, M.D. has served as one of our directors since October 2002. He is a private investor who founded MDwerks.com Corp., where he served as Chairman from 2000 to 2005. From 1995 to 2000, Dr. Nudel served as Chief Executive Officer of Allied Health Group, Inc. From 1992 to 2000, Dr. Nudel also served as Chief Executive Officer of Florida Specialty Network, Inc.
     Jacqueline M. Simkin has served as one of our directors since September 2008. Ms. Simkin has been the owner and president of Simkin Management Inc., an investment management firm that invests in public and private companies, since 1996. She was a member of the boards of Alpnet Inc. and Thompson Nutritional Technology Inc. from 1998 through 2000. From 1987 to 1995, Ms. Simkin served on the Board of Directors of the Intercontinental Bank. Ms. Simkin served in various management capacities at The Denver Brick Company including serving as the Chairperson and Chief Executive Officer from 1999 through 2001. Ms. Simkin developed real estate from 1976 to 1986 and is a retired member of the British Colombia Bar Association.
     A. Marvin Strait has served as one of our directors since March 2004. Mr. Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and Pikes Peak Educational Foundation. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc., RAE Systems, Inc., GP Strategies Corporation, and on the Community Advisory Panel of American National Institute of Certified Public Accountants (“AICPA”) as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council.
(b) Identification of Executive Officers
     The following individuals are our executive officers.

Name	Age	Position

Richard C. Pfenniger, Jr.	53	Chairman of the Board, Chief Executive Officer and President
Fernando L. Fernandez	47	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary
Luis H. Izquierdo	53	Senior Vice President — Marketing and Business Development
Gemma Rosello	52	Executive Vice President — Operations
     All officers serve until they resign or are replaced or renamed at the discretion of the Board of Directors.
     The following additional information is provided for the executive officers shown above who are not directors.
     Fernando L. Fernandez was appointed Senior Vice President-Finance, Chief Financial Officer, Treasurer, and Secretary in June 2004. Mr. Fernandez, a certified public accountant, served as Senior Vice President-Finance, Chief Financial Officer, Treasurer, and Secretary of Whitman Education Group, Inc. from 1996 until 2003. Prior to and since his service at Whitman Education Group, Inc., Mr. Fernandez served as Chief Financial Officer of several private investment entities owned by Phillip Frost, M.D. Prior to 1991, Mr. Fernandez served as Audit Manager for PricewaterhouseCoopers LLP (formerly Coopers & Lybrand) in Miami, Florida.
     Luis H. Izquierdo was appointed Senior Vice President — Marketing and Business Development in January 2004. Mr. Izquierdo served as Senior Vice President and as a member of the Board of Directors for Neighborhood Health Partnership from 2002 to 2004. Mr. Izquierdo was Senior Vice President of Marketing and Sales for Foundation Health, Florida from 1999 through 2001. From 1997 through 1999, Mr. Izquierdo served as Senior Vice President and Chief Marketing Officer for Oral Health Services. From 1995 to 1997, Mr. Izquierdo served as the Vice President, Corporate Marketing and Sales for Physicians Corporation of America, and, from 1992 to 1995, he served as the Senior Vice President, Marketing and Sales for CAC-Ramsay Health Plans.

     Gemma Rosello was appointed Executive Vice President — Operations in October 2006. Ms. Rosello had previously served as Senior Vice President — Operations from May 2005. Prior to joining us, Ms. Rosello was the Medicare Business Development Director for AvMed Health Plan. She served as Vice President of Health Services for Neighborhood Health Plan from 2003 to 2004. From 1993 to 2002, she served as the Chief Executive Officer of Medical Utilization Review Associates (MURA), a management service organization, and Apex Health Services which managed Medicare, Medicaid and commercial full risk contracts with national and regional payors. Prior to her work in the managed care arena, Ms. Rosello served as Chief Operating Officer for an acute medical/surgical non-profit hospital in Miami, Florida.
(c) Identification of Certain Significant Employees
     Not applicable.
(d) Family Relationships
     There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.
(e) Business Experience
     The business experience of each of our directors and executive officers is set forth in Item 10(a), “Identification of Directors” and Item 10(b), “Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K/A.
     The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A.
(f) Involvement in Certain Legal Proceedings
     To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.
(g) Promoters and Control Persons
     Not applicable.
(h) and (i) Audit Committee and Audit Committee Financial Expert
     Our Audit Committee currently consists of Mr. Cresci, Mr. Flanzraich, Ms. Simkin and Mr. Strait (Chairman). All members of our Audit Committee are independent within the meaning of the listing Standards of the American Stock Exchange (“AMEX”) and applicable law. Our Board of Directors has determined that Mr. Strait meets the attributes of an “audit committee financial expert” within the meaning of SEC regulations.
(j) Procedures for Stockholder Nominations to the Board of Directors
     No material changes to the procedures for nominating directors by our shareholders were made during the fiscal year ended June 30, 2008.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.
     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for the fiscal year ended June 30, 2008 (“Fiscal 2008”) were complied with.

Code of Conduct and Ethics
     We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Conduct and Ethics is available on our website at www.continucare.com. We intend to post amendments to, or waivers from, our Code of Conduct and Ethics (to the extent applicable to our Chief Executive Officer and Chief Financial Officer) on our website. Our website is not part of this Annual Report on Form 10-K/A.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program
     Our Compensation Committee administers the compensation program for our executive officers and also determines compensation for our non-employee directors. The Compensation Committee reviews and determines all executive officer compensation, administers our equity incentive plans (including reviewing and approving grants to our executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.
     The Compensation Committee’s charter reflects these responsibilities, and the Compensation Committee and the Board periodically review and, if appropriate, revise the charter. The Board determines the Compensation Committee’s membership. During Fiscal 2008, Robert J. Cresci, Neil Flanzraich, Jacob Nudel, M.D. and A. Marvin Strait, C.P.A., each of whom are non-employee independent directors, comprised the Compensation Committee. In September 2008, Ms. Jacqueline M. Simkin was appointed a member of the Compensation Committee and in October 2008 Dr. Nudel resigned as a member of the Compensation Committee. The Compensation Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Compensation Committee reports on Compensation Committee actions and recommendations, with all discussions of executive compensation occurring in executive sessions of the Board.
     Our executive officers, each of whom are included in the Summary Compensation Table below, are Richard C. Pfenniger, Jr., Chairman of the Board, Chief Executive Officer and President, Fernando L. Fernandez, Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary, Luis H. Izquierdo, Senior Vice President — Marketing and Business Development, and Gemma Rosello, Executive Vice President — Operations. Throughout this Annual Report on Form 10-K/A, these individuals are sometimes referred to collectively as the “Named Executive Officers.”
Compensation Philosophy and Objectives
     The core objectives of our compensation programs are to secure and retain the services of high quality executives and to provide compensation to our executives that are commensurate and aligned with our performance and advances both short and long-term interests of ours and our shareholders. We seek to achieve these objectives through three principal compensation programs: a base salary, long-term equity incentives, in the form of periodic grants of stock options, and an annual cash incentive bonus. Base salaries are designed primarily to attract and retain talented executives. Periodic grants of stock options are designed to provide a strong incentive for achieving long-term results by aligning interests of our executives with those of our shareholders, while at the same time encouraging our executives to remain with us. Annual cash incentives are designed to motivate and reward the achievement of selected financial goals, generally tied to profitability. The Compensation Committee does not use benchmarking against peer groups to establish the compensation levels of the Named Executive Officers nor does it retain a compensation consultant to advise them on compensation issues. The Compensation Committee believes that our compensation program for the Named Executive Officers is appropriately based upon our performance and the performance and level of responsibility of the executive officer.
Role of Executive Officers in Compensation Decisions
     The Compensation Committee makes all compensation decisions for the Named Executive Officers. Our Chief Executive Officer works closely with the Compensation Committee on compensation matters. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than the Chief Executive Officer, whose performance is reviewed by the Compensation Committee) and the compensation paid to those individuals during the past fiscal year, and makes recommendations regarding compensation to be paid to those individuals during the next fiscal year. The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salary, annual cash incentive awards and stock option awards, are presented to the Compensation Committee. Following a review of these conclusions and recommendations, the Compensation Committee will make compensation decisions for these executives as it deems appropriate, including approving the Chief Executive Officer’s recommendations or modifying upward or downward any recommended amounts or awards to the Named Executive Officers. The Compensation Committee meets with the Chief Executive Officer annually to discuss his performance, but ultimately decisions regarding his compensation are made solely by the Compensation Committee based on its deliberations.
Named Executive Officer Compensation Components
     For the fiscal year ended June 30, 2008, base salary, an annual cash incentive bonus opportunity and long-term equity incentive compensation were the principal components of compensation for the Named Executive Officers.
     A significant portion of total compensation is comprised of base salary, which enables us to attract and retain talented executive management through the payment of reasonable current income. Long-term equity incentives, in the form of stock options, which generally vest over a period of three or four years, also form a meaningful percentage of overall compensation which is tied directly to increases in the price of our common stock and also serves the goal of retaining key management. Finally, the annual cash incentive bonus, which historically has been a smaller portion of total cash compensation, provides additional current income to encourage the attainment of annual profitability goals. In making decisions with respect to any element of a Named Executive Officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the executive. There is no pre-established target or formula for allocating among these three elements of compensation. Rather, the Compensation Committee strives to apportion a mix between cash and equity compensation to provide meaningful current income and to motivate the attainment of long-term value for our shareholders.
     The Compensation Committee generally makes determinations regarding Named Executive Officer compensation at the regularly scheduled meeting of the Compensation Committee following completion of each fiscal year, which typically occurs in September. At this meeting, the Compensation Committee will typically determine base salaries for the upcoming fiscal year, the amount of any cash incentive bonus payable to the Named Executive Officers under the annual cash incentive plan for the preceding fiscal year, the terms of the annual cash incentive plan for the upcoming fiscal year and the grant of any equity incentive awards.
     Base Salary
     The Compensation Committee approves each Named Executive Officer’s base salary by considering the individual’s duties and responsibilities. In setting base salaries for the Named Executive Officers, the Compensation Committee undertakes an annual review in consultation with and based upon recommendations from the Chief Executive Officer. The Compensation Committee’s review includes, among other things, the functional and decision-making responsibilities of each position, the significance of the Named Executive Officer’s specific area of individual responsibility to our financial performance and achievement of overall goals and the experience and past performance and expected future contribution of each executive officer. Decisions regarding increases in salary also take into account the executive’s current salary. With respect to base salary decisions for the Chief Executive Officer, the Compensation Committee makes an assessment of Mr. Pfenniger’s past performance as Chief Executive Officer and its expectations as to his future contributions, as well as the factors described above for the other Named Executive Officers, including evaluating his individual performance and our financial condition, operating results and attainment of strategic objectives. The Compensation Committee generally does not approve a material increase in base salary, absent a significant promotion or other significant change in responsibility of the executive officer. In determining increases in base salaries for Fiscal 2009, the Compensation Committee considered the continued improvement in our results and financial condition under Mr. Pfenniger’s leadership and the efforts of the other Named Executive Officers.
     The Chief Executive Officer’s Fiscal 2008 base salary increased 7.1% from Fiscal 2007 and the other Named Executive Officers’ Fiscal 2008 base salaries increased in the range of 4.5% to 7.5% from Fiscal 2007. Effective September 2007, the Named Executive Officers’ Fiscal 2008 base salaries were as follows: Mr. Pfenniger — $375,000; Mr. Fernandez — $215,000; Mr. Izquierdo - $230,000 and Ms. Rosello — $230,000. For Fiscal 2009, the Compensation Committee has approved an increase of 10.7% in the Chief Executive Officer’s base salary from Fiscal 2008 and increases ranging from 3.0% to 7.0% in the base salaries of the other Named Executive Officers. Effective September 2008, the Named Executive Officers’ Fiscal 2009 base salaries are as follows: Mr. Pfenniger — $415,000; Mr. Fernandez — $230,000; Mr. Izquierdo $237,000 and Ms. Rosello — $245,000.
     Long-Term Equity Incentive Compensation
     Our long-term equity incentive compensation program provides an opportunity for the Named Executive Officers to increase their stake in us through grants of options to purchase shares of our common stock and encourages the Named Executive Officers to manage us from the perspective of an owner with an equity stake in the business. Each grant allows the executive to acquire shares of common stock at an exercise price equal to the closing price of our common stock on the grant date over a specified period of time not to exceed 10 years. Generally, the options become exercisable in a series of installments over a three or four-year period, contingent upon the executive officer’s continued employment with us. Accordingly, the option grant will provide a positive return to the executive officer only if he or she remains employed by us during the vesting period, and then only if the market price of the shares appreciates over the option term.
     The Compensation Committee’s grant of stock options to the Named Executive Officers is entirely discretionary, subject to any limitations set by our Amended and Restated 2000 Stock Incentive Plan, and is generally made on a once-a-year basis. Decisions by the Compensation Committee regarding grants of stock options to the Named Executive Officers (other than the Chief Executive Officer) are generally made based upon the recommendation of the Chief Executive Officer, and includes the consideration of the executive officer’s current position with us, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries. In addition, the Compensation Committee considers the number of outstanding and previously granted options of the executive, as well as the other components of his or her total compensation in determining the appropriate grant. In Fiscal 2008 and 2009, all of the Named Executive Officers were granted options to purchase shares of our common stock, with an exercise price equal to the market value of the common stock on the date of grant, and which vest in equal annual amounts over a four-year period, in connection with their services for Fiscal 2007 and Fiscal 2008, respectively. In September 2007, the following grants of options were made to our Named Executive Officers in connection with their services for Fiscal 2007: Mr. Pfenniger — option to purchase 150,000 shares; Ms. Rosello — option to purchase 75,000 shares; Mr. Fernandez — option to purchase 75,000 shares; and Mr. Izquierdo — option to purchase 50,000 shares. In September 2008, the following grants were made to our Named Executive Officers in connection with their services for Fiscal 2008: Mr. Pfenniger — option to purchase 175,000 shares; Ms. Rosello — option to purchase 100,000 shares; Mr. Fernandez — option to purchase 100,000 shares; and Mr. Izquierdo — option to purchase 50,000 shares.
     We have generally approved grants of stock options in specific amounts as part of an executive officer’s initial employment with us. We do not have any program or practice to time annual or other grants of stock options in coordination with the release of material non-public information or otherwise.
     Annual Cash Incentive Program
     We maintain an annual cash incentive bonus plan which provides for the payment of cash bonuses to eligible members of our management team, including the Named Executive Officers. The purpose of the cash incentive bonus plan is to provide incentives to those employees who have the ability to impact operating performance, to address and achieve annual performance goals and to participate in our growth and profitability. Under the terms of the plan for Fiscal 2008, a pool was established from which bonuses would be paid in an amount equal to 15% of the amount by which our pre-tax earnings for Fiscal 2008 exceeded a pre-determined threshold. Distributions of awards from the bonus pool to eligible employees, including the Named Executive Officers are determined by the Compensation Committee, which considers the recommendations of the Chief Executive Officer for all participants other than himself. The bonus payable from the pool to the Chief Executive Officer is based solely upon Compensation Committee deliberations. In September 2008, the Compensation Committee met to determine bonuses under the plan for Fiscal 2008 to Named Executive Officers. Based on Continucare’s performance during Fiscal 2008, and based upon Mr. Pfenniger’s recommendations with respect to the Named Executive Officers other than himself, the Compensation Committee awarded annual cash incentive program compensation to the named executive officers as follows: Mr. Pfenniger — $300,000; Mr. Fernandez — $150,000; Ms. Rosello — $150,000 and Mr. Izquierdo — $100,000.
     The Compensation Committee approved an annual cash incentive bonus plan for Fiscal 2009 under the same general framework as the Fiscal 2008 plan. The plan for Fiscal 2009 was approved by the Compensation Committee at a meeting held in September 2008, which was its first meeting after completion of our fiscal year ended June 30, 2008. Under the terms of the plan for Fiscal 2009, a bonus pool will be established in an amount equal to 15% of the amount by which our pre-tax earnings exceed a pre-determined threshold. The Compensation Committee believes that the threshold target provides a meaningful incentive to executives to improve performance in a manner that is consistent with the interests of our shareholders. As with the annual cash incentive plan for Fiscal 2008, no bonuses will be payable under the plan for Fiscal 2009 if the threshold financial performance target is not exceeded.
     Other Compensation and Benefits
     Named Executive Officers receive additional compensation in the form of vacation, medical, 401(k), and other benefits generally available to all of our full time employees. While we generally do not provide perquisites to its executive officers, certain Named Executive Officers received modest automobile allowances and we paid medical and life insurance premiums on behalf of all of the Named Executive Officers which exceed the premiums paid by us on behalf of our non-executive employees.

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
     The Compensation Committee believes that it is generally in our best interest to attempt to structure performance-based compensation, including stock option grants and annual bonuses, to the Named Executive Officers, each of whom are subject to Section 162(m), in a manner that satisfies the statute’s requirements for full tax deductibility for the compensation. However, the Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable us to meet our overall objectives, even if we may not deduct all of the compensation. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding our efforts, that compensation intended by us to satisfy the requirements for deductibility under Section 162(m) will in fact do so.
Compensation Committee Report
     The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.
     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
Submitted by the Members of the Compensation Committee:
Robert J. Cresci
Neil Flanzraich
Jacqueline M. Simkin
A. Marvin Strait, C.P.A.
Compensation of Named Executive Officers
Summary Compensation Table
     The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of the Named Executive Officers (as defined in the “Compensation Discussion and Analysis” section above) for the fiscal years ended June 30, 2008 and 2007. We do not have employment agreements with any of the Named Executive Officers.

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards	Awards(1)	Compensation	Earnings	Compensation(2)	Total
Richard C. Pfenniger, Jr.,	2008	$371,539	—	—	$208,907	$300,000	—	$15,940	$896,386
Chairman of the Board,	2007	$346,077	—	—	$259,195	—	—	$14,312	$619,584
President and Chief Executive Officer

Gemma Rosello,	2008	$227,942	—	—	$158,082	$150,000	—	$14,237	$550,261
Executive Vice	2007	$211,596	—	—	$146,004	—	—	$13,416	$371,016
President — Operations

Fernando L. Fernandez,	2008	$212,885	—	—	$84,805	$150,000	—	$15,940	$463,630
Senior Vice President-Finance,	2007	$198,038	—	—	$273,951	—	—	$14,312	$486,301
Chief Financial Officer, Treasurer and Secretary

Luis H. Izquierdo, Senior	2008	$228,923	—	—	$65,934	$100,000	—	$14,912	$409,769
Vice President-Marketing	2007	$218,789	—	—	$127,883	—	—	$11,956	$358,628
and Business Development

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2008. Assumptions used in the calculation of these amounts are included in footnote 7 to our audited financial statements for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2008. There were no forfeitures during Fiscal 2008. Additional information regarding these stock options awarded to the Named Executive Officers in Fiscal 2008, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards — Fiscal 2008” table below.

(2)	Includes the amount of the insurance premiums paid by us on behalf of the Named Executive Officers that exceed the insurance premiums paid by us on behalf of our non-executive employees, and also includes car allowances of $6,228 paid to each of Ms. Rosello and Mr. Izquierdo.
Grants of Plan-Based Awards — Fiscal 2008
     The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to our non-equity and equity incentive plans in the fiscal year ended June 30, 2008.

								All Other	All Other
								Stock	Option	Exercise
								Awards:	Awards:	or Base	Grant Date
		Estimated Possible Payouts Under						Number of	Number of	Price of	Fair Value
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Shares of	Securities	Option	of Stock
		Awards(1)			Equity Incentive Plan Awards			Stock or	Underlying	Awards	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options(2)	($/Sh)	Awards(3)
Name	Date

Richard C.	9/11/07	—	N/A	N/A	—	—	—	—	150,000	$2.51	$191,000
Pfenniger, Jr.

Gemma Rosello	9/11/07	—	N/A	N/A	—	—	—	—	75,000	$2.51	$95,000

Fernando Fernandez	9/11/07	—	N/A	N/A	—	—	—	—	75,000	$2.51	$95,000

Luis Izquierdo	9/11/07	—	N/A	N/A	—	—	—	—	50,000	$2.51	$60,000

(1)	Represents the estimated possible payouts of cash awards under our annual incentive plan which is tied to financial performance goals. Our annual incentive plan is more fully described in the “Compensation Discussion and Analysis” section beginning on page 8. No threshold payment is disclosed because no payments would be payable under the annual incentive plan until pre-tax profits exceed the threshold amount. Further, no target amount is provided because no target amounts were established and no maximum amount is presented because this plan does not limit the maximum potential payout. The Compensation Committee determines payouts under our Annual Cash Incentive Program after determining amounts available to be paid out following the end of the fiscal year.

(2)	All options are to purchase shares of our common stock granted under our Amended and Restated 2000 Stock Incentive Plan. Each grant vests 25% over the first four years from the date of grant.

(3)	Represents the approximate grant date fair value computed in accordance with FAS 123(R).

Outstanding Equity Awards at Fiscal Year-End — 2008
     The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of June 30, 2008.

	Option Awards
				Equity
				Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options	Options		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options	Price	Date

Richard C. Pfenniger, Jr.	821,970	—		—	$0.66	10/1/13
	100,000	100,000	(1)	—	2.42	12/6/15
	75,000	75,000	(2)	—	2.77	9/12/16
	37,500	112,500	(3)	—	2.51	9/11/17

Gemma Rosello	75,000	25,000	(4)	—	$2.69	5/26/15
	37,500	37,500	(1)	—	2.42	12/6/15
	37,500	37,500	(2)	—	2.77	9/12/16
	18,750	56,250	(3)	—	2.51	9/11/17

Fernando L. Fernandez	350,000	—		—	$1.98	6/14/14
	37,500	37,500	(1)	—	2.42	12/6/15
	25,000	25,000	(2)	—	2.77	9/12/16
	18,750	56,250	(3)	—	2.51	9/11/17

Luis H. Izquierdo	300,000	—		—	$1.51	1/5/14
	37,500	37,500	(1)	—	2.42	12/6/15
	12,500	12,500	(2)	—	2.77	9/12/16
	12,500	37,500	(3)	—	2.51	9/11/17

(1)	Vests in four equal annual installments beginning on December 6, 2006.

(2)	Vests in four equal annual installments beginning on September 12, 2007.

(3)	Vests in four equal annual installments beginning on September 11, 2008.

(4)	Vests in four equal annual installments beginning on May 26, 2006.
Option Exercises and Stock Vested — Fiscal 2008
     No stock options were exercised by the Named Executive Officers in the fiscal year ended June 30, 2008.
Potential Payments upon Termination or Change-in-Control
     The Named Executive Officers do not have employment agreements with us and are all employed on an “at will” basis. We do not have arrangements with any of our Named Executive Officers providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change-in-control. Grants of stock options to all employees eligible to receive such grants under our Amended and Restated 2000 Stock Incentive Plan vest immediately in the event of a change in control; therefore, no separate disclosure is presented herein with respect to the acceleration of stock options held by the Named Executive Officers upon a change of control under the terms of this stock incentive plan.

Compensation of Directors
     Our Compensation Committee recommends director compensation to the Board. In developing their recommendation, the Compensation Committee strives to set a mix of cash and equity-based compensation in amounts which fairly compensate the directors for their expected time commitments and responsibilities in serving on the Board and which aligns the directors interests with the long term interests of shareholders. In Fiscal 2008, each of our non-employee directors received a cash retainer of $25,000 for his service on the Board. In addition, for Fiscal 2008, the Chairman of each of the Nominating Committee and the Compensation Committee received an additional cash retainer of $2,500 and the Chairman of the Audit Committee received an additional cash retainer of $5,000. Also, each of our non-employee directors were granted fully vested options to purchase 25,000 shares of common stock during Fiscal 2008. In May 2008, the cash retainer for non-employee directors serving on the Board was increased to $30,000, the additional cash retainers for the Chairman of each of the Nominating Committee and the Compensation Committee were increased to $5,000 and the additional cash retainer for the Chairman of the Audit Committee was increased to $10,000. The options to be granted annually to non-employee directors remained unchanged.
Director Compensation — Fiscal 2008
     The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended June 30, 2008.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards(1)	Compensation	Earnings	Compensation	Total

Robert J. Cresci	$29,375	—	$20,263	—	—	—	$49,638

Luis Cruz, M.D.	$13,750	—	$20,263	—	—	—	$34,013

Neil Flanzraich	$26,250	—	$20,263	—	—	—	$46,513

Phillip Frost, M.D.	$29,375	—	$20,263	—	—	—	$49,638

Jacob Nudel, M.D.	$26,250	—	$20,263	—	—	—	$46,513

A. Marvin Strait	$32,500	—	$20,263	—	—	—	$52,763

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2008. Assumptions used in the calculation of these amounts are included in footnote 7 to our audited financial statements for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2008. There were no forfeitures during Fiscal 2008. The grant date fair value of the stock option awards granted during Fiscal 2008 and computed in accordance with FAS 123(R) was $0.81 per share. The table below sets forth the aggregate number of stock options of each non-employee director outstanding as of June 30, 2008:

Name	Stock Options

Robert J. Cresci	190,000

Luis Cruz, M.D.	25,000

Neil Flanzraich	90,000

Phillip Frost, M.D.	90,000

Jacob Nudel, M.D.	90,000

A. Marvin Strait	83,334
Compensation Committee Interlocks and Insider Participation
     During Fiscal 2008, our Compensation Committee was comprised of the following four members: Robert J. Cresci (Chairman), Neil Flanzraich, Jacob Nudel, M.D, and A. Marvin Strait. There are no interlocking relationships between members of our Compensation Committee and the compensation committees of other companies’ board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information as of October 15, 2008 concerning the beneficial ownership of the common stock by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of its common stock. All such shares were owned directly with sole voting power and investment power unless otherwise indicated.

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership(1)		Common Stock(2)
Robert Cresci	390,000	(3)	*
c/o Pecks Management Partners, Ltd.
One Rockefeller Plaza
Suite 900
New York, NY 10020
Luis Cruz, M.D.	1,456,531	(4)	2.3%
3233 Palm Avenue
Hialeah, FL 33012
Neil Flanzraich	290,000	(5)	*
4400 Biscayne Boulevard
Miami, FL 33137
Phillip Frost, M.D.	25,735,873	(6)	41.1%
4400 Biscayne Boulevard
Miami, FL 33137
Fernando L. Fernandez	450,000	(7)	*
Luis H. Izquierdo	381,250	(7)	*
Jacob Nudel, M.D.	190,000	(8)	*
One Isla Bahia Drive
Fort Lauderdale, FL 33316
Richard C. Pfenniger, Jr.	1,676,720	(9)	2.6%
Gemma Rosello	212,500	(7)	*
Jacqueline M. Simkin	572,640	(10)	*
A. Marvin Strait	110,000	(11)	*
2 North Cascade Avenue
Suite 1300
Colorado Springs, CO 80903
Jose M. Garcia, Sr.	3,972,228	(12)	6.3%
T. Rowe Price	4,160,000	(13)	6.7%
Owings Mills Corporate Campus
4515 Painters Mill Road
Owings Mills, Maryland 21117-4903
All directors and executive officers as a group (11 persons).	31,465,514		48.3%

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”); the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act.

(2)	Based on 62,514,053 shares outstanding as of October 15, 2008.

(3)	Includes 190,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2008.

(4)	Luis Cruz, M.D. does not hold any shares of common stock in his individual name, but rather may be deemed the beneficial owner of the shares of common stock held by Luis Cruz Irrevocable Trust D, of which trust Dr. Cruz is the sole trustee. Includes 25,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2008 by Dr. Cruz.

(5)	Includes 90,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2008.

(6)	Includes (i) 24,426,560 shares owned beneficially through Frost Gamma Investments Trust; (ii) 819,313 shares beneficially owned through Frost Nevada Investments Trust; (iii) 400,000 shares of stock owned directly by Dr. Frost and (iv) 90,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2008.

(7)	Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2008.

(8)	Includes 90,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2008.

(9)	Includes 1,083,690 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2008.

(10)	Includes shares of common stock held by the Jacqueline Simkin Trust, of which Ms. Simkin is a beneficiary.

(11)	Includes 83,334 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2008.

(12)	Includes 50,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2008. Includes 600,000 shares that are pledged as security. The information set forth herein is based solely on representations made by Mr. Garcia.

(13)	We have reason to believe such information is accurate; however, to date T. Rowe Price has not filed a Schedule 13G with the SEC.

Securities Authorized For Issuance Under Equity Compensation Plans
     The following table provides information as of June 30, 2008, with respect to all of our equity compensation plans under which equity securities are authorized for issuance.

Number of securities
remaining available
	Number of securities to	Weighted average	for future issuance
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in first
Plan Category	warrants and rights	warrants and rights	column)
Plans approved by shareholders	5,373,804	$1.95	2,224,667
Plans not approved by shareholders	—	—	—

	5,373,804	$1.95	2,224,667

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The Board of Directors considered transactions and relationships between each director or any member of his immediate family and Continucare and its subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors or their known affiliates and members of our senior management or their known affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the listing standards of AMEX and applicable law. The Board of Directors affirmatively determined that a majority of our directors, including Mr. Cresci, Mr. Flanzraich, Dr. Frost, Ms. Simkin and Mr. Strait, are “independent” directors within the meaning of the listing standards of AMEX and applicable law.
     The Audit Committee reviews and approves transactions in which Continucare was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party. In Fiscal 2008, no related party transaction occurred where this process was not followed.
     As a result of the acquisition of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”) effective October 1, 2006, we became a party to two lease agreements for office space owned by Dr. Luis Cruz and Jose Garcia, principal owners of the MDHC Companies, one of which we terminated effective September 30, 2007. Dr. Cruz is a director of Continucare and Mr. Garcia is Executive Vice President of Continucare. For Fiscal 2008 and 2007, expenses related to these two leases were approximately $0.4 million and $0.3 million, respectively.
     On February 5, 2008, we repurchased an aggregate of 600,000 shares of our common stock from Dr. Luis Cruz, a director of the Company, as trustee of the Luis Cruz Irrevocable Trust A, the Luis Cruz Irrevocable Trust B and the Luis Cruz Irrevocable Trust C. We paid $2.25 per share for the shares for an aggregate purchase price of $1,350,000. The per share purchase price paid by us represented a 10% discount from the closing price of our common stock on February 4, 2008. Effective July 16, 2008, Dr. Cruz reported he was no longer the trustee of Luis Cruz Irrevocable Trusts A, B and C and accordingly, had no beneficial interest in the shares of our common stock held by Luis Cruz Irrevocable Trusts A, B and C. On September 19, 2008, we purchased an aggregate of 100,000 shares of our common stock from Dr. Cruz, as trustee of the Luis Cruz Irrevocable Trust D. We paid $2.14 per share for the shares for an aggregate purchase price of $214,000. The per share purchase price paid by us represented a 10% discount from the closing price of our common stock on September 19, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents fees for professional services rendered by the independent registered public accounting firm for the audit of our annual financial statements, fees for audit-related services, tax services and all other services.

	Fiscal	Fiscal
	2008	2007
Audit fees (a)	$926,255	$1,452,844
Audit related fees (b)	—	—
Tax fees (c)	24,000	26,400
All other fees (d)	—	—

	$950,255	$1,479,244

(a)	Audit fees consist of audit and review work performed in the preparation of financial statements, including the Fiscal 2007 audit of effectiveness of internal controls over financial reporting, as well as fees related to technical accounting and auditing consultations, assistance with SEC filings and audit procedures related to the Acquisition of the MDHC Companies.

(b)	No audit related fees were incurred in Fiscal 2008 and 2007.

(c)	Tax fees consist of services provided for tax compliance, tax advice and tax planning.

(d)	No other fees were incurred in Fiscal 2008 and 2007.
     All audit related services, tax services and other services were pre-approved by our Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditors and shall not engage the independent auditors to perform any non-audit services prohibited by law or regulation. At each Audit Committee meeting, our Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for pre-approval. Our Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.
     Each year, the independent registered public accounting firm’s retention to audit our financial statements, including the associated fee, is approved by our Audit Committee before the filing of the preceding year’s Annual Report on Form 10-K.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: October 27, 2008	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	October 27, 2008
/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	October 27, 2008
/s/ Luis Cruz, M.D. Luis Cruz, M.D.	Vice Chairman of the Board and Director	October 27, 2008
/s/ Robert J. Cresci Robert J. Cresci	Director	October 27, 2008
/s/ Neil Flanzraich Neil Flanzraich	Director	October 27, 2008
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	October 27, 2008
/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	October 27, 2008
/s/ Jacqueline M. Simkin Jacqueline M. Simkin	Director	October 27, 2008
/s/ A. Marvin Strait A. Marvin Strait	Director	October 27, 2008

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.