Form 10-Q
period 2008-09-30
CONTINUCARE CORP
filed 2008-11-05
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2716023
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)
7200 Corporate Center Drive
Suite 600
Miami, Florida 33126
(Address of Principal Executive Offices and Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 27, 2008, the Registrant had 62,300,853 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,501,308	$9,905,740
Due from HMOs, net of a liability for incurred but not reported medical claims of approximately $23,541,000 and $23,900,000 at September 30, 2008 and June 30, 2008, respectively	11,215,511	15,325,783
Prepaid expenses and other current assets	1,226,669	708,841
Deferred income tax assets	400,955	413,932

Total current assets	23,344,443	26,354,296
Certificates of deposit, restricted	1,281,303	1,274,147
Property and equipment, net	8,835,056	8,363,427
Goodwill	73,204,582	73,204,582
Intangible assets, net of accumulated amortization of approximately $2,477,000 and $2,168,000 at September 30, 2008 and June 30, 2008, respectively	6,182,666	6,492,333
Deferred income tax assets	2,604,060	2,574,472
Other assets, net	163,645	227,047

Total assets	$115,615,755	$118,490,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$476,016	$402,718
Accrued expenses and other current liabilities	2,625,952	4,458,119
Income taxes payable	1,057,632	1,198,722

Total current liabilities	4,159,600	6,059,559
Deferred income tax liabilities	6,243,445	6,256,205
Other liabilities	951,649	948,263

Total liabilities	11,354,694	13,264,027
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 63,109,503 shares issued and outstanding at September 30, 2008 and 64,796,303 shares issued and outstanding at June 30, 2008	6,338	6,480
Additional paid-in capital	111,053,647	114,514,853
Accumulated deficit	(6,798,924)	(9,295,056)

Total shareholders’ equity	104,261,061	105,226,277

Total liabilities and shareholders’ equity	$115,615,755	$118,490,304

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenue	$65,064,634	$60,922,664
Operating expenses:
Medical services:
Medical claims	47,317,293	44,877,196
Other direct costs	7,157,852	6,593,078

Total medical services	54,475,145	51,470,274

Administrative payroll and employee benefits	2,733,557	2,733,233
General and administrative	3,853,321	3,774,330

Total operating expenses	61,062,023	57,977,837

Income from operations	4,002,611	2,944,827
Other income (expense):
Interest income	76,103	159,113
Interest expense	(3,043)	(7,418)

Income before income tax provision	4,075,671	3,096,522
Income tax provision	1,579,539	1,175,022

Net income	$2,496,132	$1,921,500

Net income per common share:
Basic	$.04	$.03

Diluted	$.04	$.03

Weighted average common shares outstanding:
Basic	65,114,930	70,041,548

Diluted	66,253,565	71,234,950

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,496,132	$1,921,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	542,177	615,311
Provision for bad debts	—	63,579
Compensation expense related to issuance of stock options	298,137	310,461
Deferred tax expense	(29,371)	(109,268)
Changes in operating assets and liabilities:
Due from HMOs, net	4,110,272	4,314,488
Prepaid expenses and other current assets	(517,828)	484,403
Other assets, net	31,792	(55,395)
Accounts payable	73,298	(270,073)
Accrued expenses and other current liabilities	(1,846,996)	(826,890)
Income taxes payable	(141,090)	1,284,290

Net cash provided by operating activities	5,016,523	7,732,406

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(7,156)	(76,665)
Purchase of property and equipment	(635,817)	(218,280)

Net cash used in investing activities	(642,973)	(294,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on long-term debt	—	(6,083)
Principal repayments under capital lease obligations	(18,496)	(21,083)
Proceeds from exercise of stock options	—	49,500
Payment of fees related to issuance of stock	—	(45,000)
Repurchase of common stock	(3,759,486)	(469,219)

Net cash used in financing activities	(3,777,982)	(491,885)

Net increase in cash and cash equivalents	595,568	6,945,576
Cash and cash equivalents at beginning of period	9,905,740	7,262,247

Cash and cash equivalents at end of period	$10,501,308	$14,207,823

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with proceeds of capital lease obligations	$36,711	$30,610

Retirement of treasury stock	$3,116,187	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,750,000	$—

Cash paid for interest	$3,043	$7,418

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be reported for the remainder of the fiscal year ending June 30, 2009 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2009 refers to the fiscal year ending June 30, 2009, Fiscal 2008 refers to the fiscal year ended June 30, 2008, and Fiscal 2007 refers to the fiscal year ended June 30, 2007.
The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2008. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in that report.
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
NOTE 3 — ACQUISITION
Effective October 1, 2006, the Company completed its acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”). In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, the Company paid the MDHC Companies approximately $6.7 million in cash, issued to the MDHC Companies 19.7 million shares of the Company’s common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies.
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
NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 5 — SHARE-BASED PAYMENT
Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123(R)”), using the modified prospective transition method.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month periods ended September 30, 2008 and 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 1.87% to 3.09% and 3.71% to 4.22%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 58.0% and 59.5%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.

For each of the three-month periods ended September 30, 2008 and 2007, the Company recognized share-based compensation expense of $0.3 million. For the three-month periods ended September 30, 2008 and 2007, the Company had no excess tax benefits resulting from the exercise of stock options.
NOTE 6 — DEBT
The Company has in place a credit facility that provides for a revolving loan to the Company of $5.0 million (the “Credit Facility”) with a maturity date of December 31, 2009. The Credit Facility has a variable interest rate at a per annum rate equal to the sum of 2.5% and the 30-day Dealer Commercial Paper Rate (4.95% at September 30, 2008). The Credit Facility includes covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Substantially all assets of the Company serve as collateral for the Credit Facility.
In connection with the Acquisition, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. As of September 30, 2008, the total maximum amount available for borrowing under the two Term Loans was approximately $4.9 million. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR (3.93% at September 30, 2008), (ii) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (iii) are secured by substantially all of the assets of the Company and its subsidiaries.
At September 30, 2008, there was no outstanding principal balance on the Credit Facility or the Term Loans.
NOTE 7 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three-Months Ended
	September 30,
	2008	2007
Basic weighted average number of shares outstanding	65,114,930	70,041,548
Dilutive effect of stock options	1,138,635	1,193,402

Diluted weighted average number of shares outstanding	66,253,565	71,234,950

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	3,675,750	358,000
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
The Company recorded an income tax provision of $1.6 million and $1.2 million for the three-month periods ended September 30, 2008 and 2007, respectively.

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
Effective July 1, 2007, the Company adopted the provisions of FIN 48. The implementation of FIN 48 had no impact on our liability for unrecognized tax benefits which was approximately $0.8 million at September 30, 2008 and July 1, 2007 and is included in other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $0.9 million, which includes accrued interest and penalties of approximately $47,000 at September 30, 2008 and June 30, 2008, respectively. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2009. The Company is no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2004.
NOTE 9 — RELATED PARTY TRANSACTIONS
As a result of the Acquisition, the Company became a party to two lease agreements for office space owned by Dr. Luis Cruz and Jose M. Garcia, principal owners of the MDHC Companies. Dr. Cruz is a director of the Company and Mr. Garcia is an officer of the Company. The Company terminated one of the lease agreements effective September 30, 2007. For each of the three-month periods ended September 30, 2008 and 2007, expenses related to these leases were approximately $0.1 million.
On September 19, 2008, the Company purchased an aggregate of 400,000 shares of its common stock from certain family trusts of Dr. Luis Cruz, a director of the Company. Dr. Cruz does not have a beneficial ownership in the shares of common stock held by these family trusts. Continucare paid $2.14 per share for the shares for an aggregate purchase price of $856,000. The per share purchase price paid by Continucare represented a 10% discount from the closing price of Continucare’s common stock on September 19, 2008.
On September 19, 2008, the Company purchased an aggregate of 600,000 shares of its common stock from Jose M. Garcia, an officer of the Company. Continucare paid $2.14 per share for the shares for an aggregate purchase price of $1,284,000. The per share purchase price paid by Continucare represented a 10% discount from the closing price of Continucare’s common stock on September 19, 2008.
On October 23, 2008, the Company entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that will seek to establish special purpose medical provider networks. Presently, neither party has made capital contributions to the joint venture and the joint venture has no current operations.
NOTE 10 — CONTINGENCIES
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Continucare” or the “Company” refers to Continucare Corporation and its consolidated subsidiaries. All references to the “MDHC Companies” refer to Miami Dade Health Centers, Inc. and its affiliated companies.
General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”) at 25 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. For the three-month ended September 30, 2008, approximately 90% and 8% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of September 30, 2008, we provided services to or for approximately 26,300 patients on a risk basis and approximately 8,600 patients on a limited or non-risk basis. Additionally, we also provided services to over 2,500 patients as of September 30, 2008 on a non-risk fee-for-service basis.
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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During the three-month periods ended September 30, 2008 and 2007, our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $0.2 million and $1.0 million, respectively.

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
Critical Accounting Policies and Estimates
     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2008. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at September 30, 2008 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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
     Based on our analysis as of September 30, 2008, we recorded a liability of approximately $23.5 million for IBNR which was relatively unchanged from the liability of $23.9 million recorded as of June 30, 2008. The decrease in the liability for IBNR of $0.9 million or 4.0% to $22.7 million as of September 30, 2007 from $23.6 million as of June 30, 2007 was primarily due to the timing of claims paid by our HMO affiliates.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $79.4 million, which represented approximately 69% of our total assets at September 30, 2008. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the MDHC Acquisition. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million, resulting in goodwill totaling $58.9 million.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually, or more frequently if certain indicators of impairment arise. Indicators of an impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, and the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2008 and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required for the three-month period ended September 30, 2008. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.

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
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At September 30, 2008, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $3.2 million.
Share-Based Payment
     We use the modified prospective transition method under SFAS 123(R). SFAS 123(R) requires us to recognize compensation costs in our financial statements related to our share-based payment transactions with employees and directors. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. As a result of adopting SFAS No. 123(R), we recognized share-based compensation expense of $0.3 million for each of the three-month periods ended September 30, 2008 and 2007. For the three-month periods ended September 30, 2008 and 2007, the Company had no excess tax benefits resulting from the exercise of stock options.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month periods ended September 30, 2008 and 2007 based on the following assumptions: risk-free interest rate ranging from 1.87% to 3.09% and 3.71% to 4.22%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 58.0% and 59.5%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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
RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
Revenue
     Revenue increased by $4.2 million, or 6.8%, to $65.1 million for the three-month period ended September 30, 2007 from $60.9 million for the three-month period ended September 30, 2007 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $4.3 million, or 7.9%, during the three-month period ended September 30, 2008. During the three-month period ended September 30, 2008, revenue generated by our Medicare risk arrangements increased approximately 8.5% on a per patient per month basis and Medicare patient months decreased by approximately 0.6% over the comparable period of Fiscal 2008. The increase in the per member per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program. Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended September 30, 2008 and 2007 were favorable retroactive Medicare adjustments of $0.5 million and unfavorable retroactive Medicare adjustments of $0.5 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
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
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 73%, 17% and 9%, respectively, of our total revenue for the three-month period ended September 30, 2008. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 71%, 20% and 8%, respectively, of our total revenue for the three-month period ended September 30, 2007.
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

     Medical services expenses for the three-month period ended September 30, 2008 increased by $3.0 million, or 5.8%, to $54.5 million from $51.5 million for the three-month period ended September 30, 2007. Medical claims expense, which is the largest component of medical services expense, increased by $2.4 million, or 5.4%, to $47.3 million for the three-month period ended September 30, 2008 from $44.9 million for the three-month period ended September 30, 2007 primarily due to an increase in Medicare claims expense of $2.3 million, or 5.8%, resulting from a 6.4% increase on a per patient per month basis in medical claims expenses related to our Medicare patients, partially offset by a 0.6% decrease in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry.
     As a percentage of revenue, medical services expenses decreased to 83.7% of revenue for the three-month period ended September 30, 2008 as compared to 84.5% for the three-month period ended September 30, 2007. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 72.7% for the three-month ended September 30, 2008 from 73.7% for the three-month period ended September 30, 2007. This decrease was primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis. HMOs, however, are under continuous competitive pressure to offer enhanced, and possibly more expensive, benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $0.6 million, or 8.6%, to $7.2 million for the three-month period ended September 30, 2008 from $6.6 million for the three-month period ended September 30, 2007. As a percentage of revenue, other direct costs increased to 11.0% for the three-month period ended September 30, 2008 from 10.8% for the three-month period ended September 30, 2007. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits of approximately $0.2 million related to the ValuClinic operations which were terminated in September 2008 and an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers.
     Administrative payroll and employee benefits expense remained relatively unchanged at $2.7 million for the three-month periods ended September 30, 2008 and 2007. As a percentage of revenue, administrative payroll and employee benefits expense decreased to 4.2% for the three-month period ended September 30, 2008 from 4.5% for the three-month period ended September 30, 2007.
     General and administrative expenses remained relatively unchanged at $3.9 million and $3.8 million for the three-month periods ended September 30, 2008 and 2007, respectively. As a percentage of revenue, general and administrative expenses decreased to 5.9% for the three-month period ended September 30, 2008 from 6.2% for the three-month period ended September 30, 2007.
Income from Operations
     Income from operations for the three-month period ended September 30, 2008 increased by $1.1 million to $4.0 million from $2.9 million for the three-month period ended September 30, 2007.
Taxes
     An income tax provision of $1.6 million and $1.2 million was recorded for the three-month periods ended September 30, 2008 and 2007, respectively. The effective income tax rates were 38.8% and 37.9% for the three-month periods ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate was primarily due to an increase in the statutory federal income tax rate resulting from an increase in taxable income.

Net Income
     Net income for the three-month period ended September 30, 2008 increased by $0.6 million, or 29.9%, to $2.5 million from $1.9 million for the three-month period ended September 30, 2007.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2008, working capital was $19.2 million, a decrease of $1.1 million from $20.3 million at June 30, 2008. The decrease in working capital was primarily due to the $3.8 million of cash used to repurchase our common stock during the three-month period ended September 30, 2008. Cash and cash equivalents increased by $0.6 million to $10.5 million at September 30, 2008 compared to $9.9 million at June 30, 2008. The increase in cash and cash equivalents was primarily due to income before income tax provision of $4.1 million generated during the three-month period ended September 30, 2008, partially offset by $3.8 million of cash used to repurchase our common stock.
     Net cash of $5.0 million was provided by operating activities from continuing operations for the three-month period ended September 30, 2008 compared to $7.7 million for the three-month period ended September 30, 2007. This $2.7 million decrease in cash provided by operating activities was primarily due to a net decrease of $1.0 million in accrued expenses resulting from the payment of incentive plan accruals and a net decrease of $1.4 million in income taxes payable.
     Net cash of $0.6 million was used for investing activities for the three-month period ended September 30, 2008 compared to $0.3 million for the three-month period ended September 30, 2007. The $0.3 million increase in net cash used for investing activities primarily related to an increase in cash used for the purchase of property and equipment.
     Net cash of approximately $3.8 million was used for financing activities for the three-month period ended September 30, 2008 compared to $0.5 million for the three-month period ended September 30, 2007. The $3.3 million increase in cash used for financing activities for the three-month period ended September 30, 2008 was primarily due to a $3.3 million net increase in cash used for the repurchase of common stock.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In May 2008 and June 2008, our Board of Directors increased our previously announced program to authorize the repurchase of an additional 1,000,000 and 3,500,000 shares of our common stock, respectively, bringing the total number of shares of common stock authorized for repurchase under the program to 10,000,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During the three-month periods ended September 30, 2008 and 2007, we repurchased 1,686,800 shares and 182,500 shares of our common stock, respectively, for approximately $3.8 million and $0.5 million, respectively. During the period from October 1, 2008 through October 27, 2008, we repurchased 814,900 shares of our common stock for approximately $1.8 million. As of October 27, 2008, we had repurchased 8,989,700 shares of our common stock for approximately $20.0 million.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans. At September 30, 2008, approximately $9.9 million was available for future borrowing under the Term Loans and the Credit Facility.

FORWARD-LOOKING STATEMENTS
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
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

     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2008 and in Item 1A of Part Two of this Form
10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2008, we held certificates of deposit and cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At September 30, 2008, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility have variable interest rates and are interest rate sensitive, however, we had no amount outstanding under these facilities at September 30, 2008. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 10 of our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in our Form 10-K for Fiscal 2008 and in other reports filed from time to time with the SEC since the date we filed our Form 10-K. Readers are urged to carefully review our risk factors since they may cause our results to differ from the “forward-looking statements” made in this report or otherwise made by or on our behalf. Those risk factors are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2008 and June 2008, we increased our previously announced stock repurchase program to authorize the repurchase of an additional 1,000,000 and 3,500,000 shares of common stock, respectively, bringing the total number of shares of common stock authorized for repurchase under the program to 10,000,000 shares. The stock repurchase program was originally approved by the Board of Directors in February 2005. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the first quarter of Fiscal 2009:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan

July 1 to July 31, 2008	196,000	$2.27	196,000	3,316,000
August 1 to August 31, 2008	161,600	$2.37	161,600	3,154,400
September 1 to September 30, 2008	1,329,200	$2.21	1,329,200	1,825,200

Totals	1,686,800	$2.23	1,686,800
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
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

CONTINUCARE CORPORATION
Dated: November 5, 2008	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary