Form 10-Q
period 2008-12-31
CONTINUCARE CORP
filed 2009-02-05
CIK 803352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                to
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2716023
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7200 Corporate Center Drive
Suite 600
Miami, Florida (Address of Principal Executive Offices)	33126 (Zip Code)
(305) 500-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
COMMON STOCK	NEW YORK STOCK EXCHANGE
$.0001 PAR VALUE	ALTERNEXT US
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
At January 30, 2009, the Registrant had 59,808,481 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2008	2008
ASSETS

Current assets:
Cash and cash equivalents	$7,982,960	$9,905,740
Due from HMOs, net of a liability for incurred but not reported medical claims of approximately $20,678,000 and $23,900,000 at December 31, 2008 and June 30, 2008, respectively	13,045,227	15,325,783
Prepaid expenses and other current assets	1,226,717	708,841
Deferred income tax assets	381,774	413,932

Total current assets	22,636,678	26,354,296
Certificates of deposit, restricted	1,287,542	1,274,147
Property and equipment, net	8,965,893	8,363,427
Goodwill	73,204,582	73,204,582
Intangible assets, net of accumulated amortization of approximately $2,787,000 and $2,168,000 at December 31, 2008 and June 30, 2008, respectively	5,873,000	6,492,333
Deferred income tax assets	2,647,794	2,574,472
Other assets, net	285,114	227,047

Total assets	$114,900,603	$118,490,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$442,030	$402,718
Accrued expenses and other current liabilities	3,134,475	4,458,119
Income taxes payable	97,095	1,198,722

Total current liabilities	3,673,600	6,059,559
Deferred income tax liabilities	6,224,588	6,256,205
Other liabilities	964,586	948,263

Total liabilities	10,862,774	13,264,027
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 60,945,781 shares issued and outstanding at December 31, 2008 and 64,796,303 shares issued and outstanding at June 30, 2008	6,095	6,480
Additional paid-in capital	107,170,845	114,514,853
Accumulated deficit	(3,139,111)	(9,295,056)

Total shareholders’ equity	104,037,829	105,226,277

Total liabilities and shareholders’ equity	$114,900,603	$118,490,304

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	December 31,
	2008	2007

Revenue	$65,539,894	$61,485,447
Operating expenses:
Medical services:
Medical claims	45,148,703	43,847,320
Other direct costs	7,144,073	6,940,714

Total medical services	52,292,776	50,788,034

Administrative payroll and employee benefits	3,120,450	2,689,879
General and administrative	4,193,438	4,156,778

Total operating expenses	59,606,664	57,634,691

Income from operations	5,933,230	3,850,756
Other income (expense):
Interest income	47,688	201,390
Interest expense	(5,055)	(4,536)

Income before income tax provision	5,975,863	4,047,610
Income tax provision	2,316,053	1,535,925

Net income	$3,659,810	$2,511,685

Net income per common share:
Basic	$.06	$.04

Diluted	$.06	$.04

Weighted average common shares outstanding:
Basic	61,813,969	69,816,147

Diluted	62,912,031	70,970,949

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	December 31,
	2008	2007

Revenue	$130,604,529	$122,408,109
Operating expenses:
Medical services:
Medical claims	92,465,994	88,724,515
Other direct costs	14,301,926	13,533,793

Total medical services	106,767,920	102,258,308

Administrative payroll and employee benefits	5,854,007	5,423,114
General and administrative	8,046,759	7,931,108

Total operating expenses	120,668,686	115,612,530

Income from operations	9,935,843	6,795,579
Other income (expense):
Interest income	123,791	360,503
Interest expense	(8,097)	(11,954)

Income before income tax provision	10,051,537	7,144,128
Income tax provision	3,895,592	2,710,947

Net income	$6,155,945	$4,433,181

Net income per common share:
Basic	$.10	$.06

Diluted	$.10	$.06

Weighted average common shares outstanding:
Basic	63,136,805	69,928,201

Diluted	64,255,154	71,102,303

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,155,945	$4,433,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,085,838	1,239,607
Loss on disposal of fixed assets	22,434	—
Provision for bad debts	—	181,081
Compensation expense related to issuance of stock options	578,337	637,303
Deferred tax expense	(72,781)	(212,891)
Changes in operating assets and liabilities:
Due from HMOs, net	2,280,556	4,599,115
Prepaid expenses and other current assets	(517,876)	101,846
Other assets, net	(89,677)	(19,002)
Accounts payable	39,312	(327,033)
Accrued expenses and other current liabilities	(1,359,200)	(981,567)
Income taxes payable	(1,101,627)	523,837

Net cash provided by operating activities	7,021,261	10,175,477

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(13,395)	(90,219)
Purchase of property and equipment	(956,128)	(603,965)

Net cash used in investing activities	(969,523)	(694,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on long-term debt	—	(6,083)
Principal repayments under capital lease obligations	(51,788)	(17,522)
Proceeds from exercise of stock options	10,625	64,375
Payment of fees related to issuance of stock	—	(45,000)
Repurchase and retirement of common stock	(7,933,355)	(1,459,157)

Net cash used in financing activities	(7,974,518)	(1,463,387)

Net (decrease) increase in cash and cash equivalents	(1,922,780)	8,017,906
Cash and cash equivalents at beginning of period	9,905,740	7,262,247

Cash and cash equivalents at end of period	$7,982,960	$15,280,153

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with proceeds of capital lease obligations	$103,667	$38,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$5,070,000	$2,400,000

Cash paid for interest	$8,097	$11,954

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation (“Continucare” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2008 are not necessarily indicative of the results that may be reported for the remainder of the fiscal year ending June 30, 2009 or future periods. Except as otherwise indicated by the context, the terms the “Company” or “Continucare” mean Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2009 refers to the fiscal year ending June 30, 2009, Fiscal 2008 refers to the fiscal year ended June 30, 2008, and Fiscal 2007 refers to the fiscal year ended June 30, 2007.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)
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
NOTE 5 — SHARE-BASED PAYMENT
The Company accounts for share-based compensation expense under SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123(R)”), using the modified prospective transition method.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month periods ended December 31, 2008 and 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 0.75% to 1.76% and 3.01% to 3.49%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 59.3% and 59.0%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the six-month periods ended December 31, 2008 and 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 0.75% to 3.09% and 3.01% to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)
4.22%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 58.1% and 59.5%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
For each of the three-month periods ended December 31, 2008 and 2007, the Company recognized share-based compensation expense of $0.3 million. For each of the six-month periods ended December 31, 2008 and 2007, the Company recognized share-based compensation expense of $0.6 million. For the three and six-month periods ended December 31, 2008 and 2007, the Company had no excess tax benefits resulting from the exercise of stock options.
NOTE 6 — DEBT
The Company has in place a credit facility that provides for a revolving loan to the Company of $5.0 million (the “Credit Facility”) with a maturity date of December 31, 2009. The Credit Facility has a variable interest rate at a per annum rate equal to the sum of 2.5% and the 30-day Dealer Commercial Paper Rate (0.54% at December 31, 2008). The Credit Facility includes covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Substantially all assets of the Company serve as collateral for the Credit Facility.
In connection with the Acquisition, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. As of December 31, 2008, the total maximum amount available for borrowing under the two Term Loans was approximately $4.7 million. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR (0.44% at December 31, 2008), (ii) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (iii) are secured by substantially all of the assets of the Company and its subsidiaries.
At December 31, 2008, there was no outstanding principal balance on the Credit Facility or the Term Loans.
NOTE 7 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Basic weighted average number of shares outstanding	61,813,969	69,816,147	63,136,805	69,928,201
Dilutive effect of stock options	1,098,062	1,154,802	1,118,349	1,174,102

Dilutive weighted average number of shares outstanding	62,912,031	70,970,949	64,255,154	71,102,303

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	3,798,250	2,115,500	3,798,250	2,115,500
Warrants	—	760,000	—	760,000
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
The Company recorded an income tax provision of $2.3 million and $1.5 million for the three-month periods ended December 31, 2008 and 2007, respectively, and $3.9 million and $2.7 million for the six-month periods ended December 31, 2008 and 2007, respectively.
Effective July 1, 2007, the Company adopted the provisions of Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” The implementation of FIN 48 had no impact on our liability for unrecognized tax benefits which was approximately $0.8 million at December 31, 2008 and July 1, 2007 and is included in other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $0.9 million, which includes accrued interest and penalties of approximately $47,000 at December 31, 2008 and June 30, 2008. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2009. The Company is no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2004.
NOTE 9 — RELATED PARTY TRANSACTIONS
As a result of the Acquisition, the Company became a party to two lease agreements for office space owned by Dr. Luis Cruz and Jose M. Garcia, principal owners of the MDHC Companies. Dr. Cruz is a director of the Company and Mr. Garcia was an officer of the Company through January 15, 2009. The Company terminated one of the lease agreements effective September 30, 2007. Expenses related to these leases were approximately $0.1 million for each of the three-month periods ended December 31, 2008 and 2007, and $0.2 million for each of the six-month periods ended December 31, 2008 and 2007.
Effective November 1, 2007, the Company entered into agreements with Centers of Medical Excellence, Inc., an entity owned by Dr. Cruz pursuant to which this entity will act as one of the Company’s independent physician affiliates in connection with the provision of primary care health services to a limited number of Medicare Advantage members enrolled in plans sponsored by CarePlus Health Plans, Inc. The arrangement is on substantially similar terms to those between the Company and its other independent physician affiliates under at risk arrangements where the Company provides medical utilization services and pays a primary care capitation fee to the provider. Under this arrangement, CarePlus pays the Company a global per member capitation fee and the Company in turn pays a monthly primary care capitation fee to Centers of Medical Excellence based on the number of CarePlus Medicare Advantage members who have selected Centers of Medical Excellence as their primary care provider. Centers of Medical Excellence is also eligible to receive a bonus from the Company if they operate in cumulative surplus. For the six-month period ended December 31, 2008, the Company sustained an operating loss of $0.2 million under this arrangement.
On September 19, 2008, the Company purchased an aggregate of 400,000 shares of its common stock from certain family trusts of Dr. Cruz. Dr. Cruz does not have a beneficial ownership in the shares of common stock held by these family trusts. Continucare paid $2.14 per share for the shares for an aggregate purchase price of $856,000. The per share purchase price paid by Continucare represented a 10% discount from the closing price of Continucare’s common stock on September 19, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)
On September 19, 2008, the Company purchased an aggregate of 600,000 shares of its common stock from Mr. Garcia. Continucare paid $2.14 per share for the shares for an aggregate purchase price of $1,284,000. The per share purchase price paid by Continucare represented a 10% discount from the closing price of Continucare’s common stock on September 19, 2008.
On October 23, 2008, the Company entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that will seek to establish special purpose medical provider networks. As of December 31, 2008, the Company had made capital contributions of approximately $80,000 to the joint venture.
On January 15, 2009, the Company purchased an aggregate of 1,100,000 shares of its common stock from Mr. Garcia. Continucare paid $1.71 per share for the shares for an aggregate purchase price of $1,881,000. The per share purchase price paid by Continucare was the closing price of Continucare’s common stock on January 15, 2009.
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
General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”) at 21 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. For the six-month period ended December 31, 2008, approximately 89% and 8% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of December 31, 2008, we provided services to or for approximately 25,800 patients on a risk basis and approximately 8,600 patients on a limited or non-risk basis. Additionally, we also provided services to over 2,500 patients as of December 31, 2008 on a non-risk fee-for-service basis.
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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $0.3 million and $0.8 million, respectively, during the three-month periods ended December 31, 2008 and 2007, and $1.0 million and $1.8 million, respectively, during the six-month periods ended December 31, 2008 and 2007.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at December 31, 2008 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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
     Based on our analysis, as of December 31, 2008, we recorded a liability of approximately $20.7 million for IBNR. The liability for IBNR decreased by $3.2 million or 13.5% to $20.7 million as of December 31, 2008 from $23.9 million as of June 30, 2008 and decreased by $1.4 million or 6.0% to $22.2 million as of December 31, 2007 from $23.6 million as of June 30, 2007. These decreases in the liability for IBNR were primarily due to favorable variances between estimated claims expense recorded in prior months and actual claims paid by the HMOs. Also, we experienced improved utilization outcomes during the three-month period ended December 31, 2008 resulting in a decrease in our estimate of incurred but not yet reported medical claims as of December 31, 2008.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $79.1 million, which represented approximately 69% of our total assets at December 31, 2008. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”). The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million, resulting in goodwill totaling $58.9 million.
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
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2008 and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required for the three and six-month periods ended December 31, 2008. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At December 31, 2008, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $3.2 million.
Stock-Based Payment
     We use the modified prospective transition method under SFAS 123(R). SFAS 123(R) requires us to recognize compensation costs in our financial statements related to our share-based payment transactions with employees and directors. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. As a result of adopting SFAS No. 123(R), we recognized share-based compensation expense of $0.3 million for each of the three-month periods ended December 31, 2008 and 2007 and $0.6 million for each of the six-month periods ended December 31, 2008 and 2007. For the three and six-month periods ended December 31, 2008 and 2007, the Company had no excess tax benefits resulting from the exercise of stock options.
     Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month periods ended December 31, 2008 and 2007 based on the following assumptions: risk-free interest rate ranging from 0.75% to 1.76% and 3.01% to 3.49%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 59.3% and 59.0%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the six-month periods ended December 31, 2008 and 2007 based on the following assumptions: risk-free interest rate ranging from 0.75% to 3.09% and 3.01% to 4.22%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 58.1% and 59.5%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.

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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2008 TO THE THREE- MONTH PERIOD ENDED DECEMBER 31, 2007
Revenue
     Revenue increased by $4.0 million, or 6.6%, to $65.5 million for the three-month period ended December 31, 2008 from $61.5 million for the three-month period ended December 31, 2007 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $4.5 million, or 8.4%, during the three-month period ended December 31, 2008. During the three-month period ended December 31, 2008, revenue generated by our Medicare risk arrangements increased approximately 7.4% on a per patient per month basis and Medicare patient months increased by approximately 1.0% over the comparable period of Fiscal 2008. The increase in the per member per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program. In addition, during the three-month periods ended December 31, 2008 and 2007, one of our HMO affiliates increased the percentage of Medicare premium we received under our risk contract for the twelve-month periods ended December 31, 2008 and 2007. These favorable adjustments resulted in an increase in revenue and operating profits of approximately $0.9 million and $0.7 million, respectively, for each of the three-month periods ended December 31, 2008 and 2007. We do not expect to receive a similar premium adjustment in future periods. Based on information received from our HMO affiliates and CMS, we believe that our Medicare premiums on a per patient per month basis will increase by approximately 8% effective January 1, 2009 without taking into account any adjustments resulting from changes in our Medicare risk adjustment scores. There is, however, no assurance that our Medicare premiums will increase by this amount, if at all, or that the effect of any CMS risk adjustment will not result in a negative adjustment or that the effect of any adverse changes in our Medicare risk adjustment scores will not exceed any premium increases. The increase in Medicare revenue was partially offset by a $1.1 million decrease in revenue generated by our Medicaid patients due primarily to a decrease in Medicaid patient months.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended December 31, 2008 and 2007 were favorable retroactive Medicare adjustments of $18,000 and unfavorable retroactive Medicare adjustments of $0.4 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 71%, 18% and 9%, respectively, of our total revenue for the three-month period ended December 31, 2008. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 20% and 8%, respectively, of our total revenue for the three-month period ended December 31, 2007.

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
     Medical services expenses for the three-month period ended December 31, 2008 increased by $1.5 million, or 3.0%, to $52.3 million from $50.8 million for the three-month period ended December 31, 2007. Medical claims expense, which is the largest component of medical services expense, increased by $1.3 million, or 3.0%, to $45.1 million for the three-month period ended December 31, 2008 from $43.8 million for the three-month period ended December 31, 2007 primarily due to an increase in Medicare claims expense of $2.4 million, or 6.2%. The increase in Medicare claims expense resulted from a 5.2% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and an increase of 1.0% in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry. The increase in Medicare claims expense was partially offset by a decrease in Medicaid claims expense of $0.9 million due primarily to a decrease in Medicaid patient months.
     As a percentage of revenue, medical services expenses decreased to 79.8% of revenue for the three-month period ended December 31, 2008 as compared to 82.6% for the three-month period ended December 31, 2007. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 68.9% for the three-month ended December 31, 2008 from 71.3% for the three-month period ended December 31, 2007. This decrease was primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis. HMOs, however, are under continuous competitive pressure to offer enhanced, and possibly more expensive, benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $0.2 million, or 2.9%, to $7.1 million for the three-month period ended December 31, 2008 from $6.9 million for the three-month period ended December 31, 2007. As a percentage of revenue, other direct costs decreased to 10.9% for the three-month period ended December 31, 2008 from 11.3% for the three-month period ended December 31, 2007. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers and an increase in capitation payments to our IPAs.
     Administrative payroll and employee benefits expense increased by $0.4 million, or 16.0%, to $3.1 million for the three-month period ended December 31, 2008 from $2.7 million for the three-month period ended December 31, 2007. As a percentage of revenue, administrative payroll and employee benefits expense increased to 4.8% for the three-month period ended December 31, 2008 from 4.4% for the three-month period ended December 31, 2007. The increase in administrative payroll and employee benefits expense was primarily due to increases in vacation benefit accruals.
     General and administrative expenses remained relatively unchanged at $4.2 million for the three-month periods ended December 31, 2008 and 2007. As a percentage of revenue, general and administrative expenses decreased to 6.4% for the three-month period ended December 31, 2008 from 6.8% for the three-month period ended December 31, 2007.

Income from Operations
     Income from operations for the three-month period ended December 31, 2008 increased by $2.0 million, or 54.1%, to $5.9 million from $3.9 million for the three-month period ended December 31, 2007.
Taxes
     An income tax provision of $2.3 million and $1.5 million was recorded for the three-month periods ended December 31, 2008 and 2007, respectively. The effective income tax rates were 38.8% and 37.9% for the three-month periods ended December 31, 2008 and 2007, respectively. The increase in the effective tax rate was primarily due to an increase in the statutory federal income tax rate resulting from an increase in taxable income.
Net Income
     Net income for the three-month period ended December 31, 2008 increased by $1.2 million, or 45.7%, to $3.7 million from $2.5 million for the three-month period ended December 31, 2007.
COMPARISON OF THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2008 TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
Revenue
     Revenue increased by $8.2 million, or 6.7%, to $130.6 million for the six-month period ended December 31, 2008 from $122.4 million for the six-month period ended December 31, 2007 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $8.8 million, or 8.2%, during the six-month period ended December 31, 2008. During the six-month period ended December 31, 2008, revenue generated by our Medicare risk arrangements increased approximately 7.9% on a per patient per month basis and Medicare patient months increased by approximately 0.2% over the comparable period of Fiscal 2008. The increase in the per patient per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program. Included in revenue for the six-month periods ended December 31, 2008 and 2007 were favorable retroactive Medicare adjustments of $0.6 million and unfavorable retroactive Medicare adjustments of $1.0 million, respectively, related to Medicare premiums and risk corridor adjustments. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs. The increase in Medicare revenue was partially offset by a $1.1 million decrease in revenue generated by our Medicaid patients due primarily to a decrease in Medicaid patient months.
     During the six-month period ended December 31, 2007, we received payments and recorded amounts due from our HMO affiliates of approximately $0.5 million related primarily to Medicare risk adjustments relating to the operations of the MDHC Companies for periods prior to completion of the Acquisition. While these transactions ordinarily are reflected in our results of operations, since they related to periods prior to our acquisition of the MDHC Companies, they were instead recorded as purchase accounting adjustments which decreased the amount of goodwill we recorded for the Acquisition.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 17% and 9%, respectively, of our total revenue for the six-month period ended December 31, 2008. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 20% and 8%, respectively, of our total revenue for the six-month period ended December 31, 2007.

Operating Expenses
     Medical services expenses for the six-month period ended December 31, 2008 increased by $4.5 million, or 4.4%, to $106.8 million from $102.3 million for the six-month period ended December 31, 2007. Medical claims expense, which is the largest component of medical services expense, increased by $3.8 million, or 4.2%, to $92.5 million for the six-month period ended December 31, 2008 from $88.7 million for the six-month period ended December 31, 2007 primarily due to an increase in Medicare claims expense of $4.7 million, or 6.0%. The increase in Medicare claims expense resulted from a 5.8% increase in medical claims expense on a per patient per month basis and a 0.2% increase in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry. The increase in Medicare claims expense was partially offset by a decrease in Medicaid claims expense of $0.8 million due primarily to a decrease in Medicaid patient months.
     As a percentage of revenue, medical services expenses decreased to 81.7% of revenue for the six-month period ended December 31, 2008 as compared to 83.5% for the six-month period ended December 31, 2007. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 70.8% for the six-month ended December 31, 2008 from 72.5% for the six-month period ended December 31, 2007. This decrease was primarily due to an increase in revenue at a greater rate than the increase in both our medical services expenses and our medical claims expense.
     Other direct costs increased by $0.8 million, or 5.7%, to $14.3 million for the six-month period ended December 31, 2008 from $13.5 million for the six-month period ended December 31, 2007. As a percentage of revenue, other direct costs decreased to 11.0% for the six-month period ended December 31, 2008 from 11.1% for the six-month period ended December 31, 2007. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers.
     Administrative payroll and employee benefits expense increased by $0.5 million, or 7.9%, to $5.9 million for the six-month period ended December 31, 2008 from $5.4 million for the six-month period ended December 31, 2007. As a percentage of revenue, administrative payroll and employee benefits expense increased to 4.5% for the six-month period ended December 31, 2008 from 4.4% for the six-month period ended December 31, 2007. The increase in administrative payroll and employee benefits expense was primarily due to increases in vacation benefit accruals.
     General and administrative expenses remained relatively unchanged at $8.0 million and $7.9 million for the six-month periods ended December 31, 2008 and 2007, respectively. As a percentage of revenue, general and administrative expenses decreased to 6.2% for the six-month period ended December 31, 2008 from 6.5% for the six-month period ended December 31, 2007.
Income from Operations
     Income from operations for the six-month period ended December 31, 2008 increased by $3.1 million, or 46.2%, to $9.9 million from $6.8 million for the six-month period ended December 31, 2007.
Taxes
     An income tax provision of $3.9 million and $2.7 million was recorded for the six-month periods ended December 31, 2008 and 2007, respectively. The effective income tax rates were 38.8% and 37.9% for the six-month periods ended December 31, 2008 and 2007, respectively. The increase in the effective tax rate was primarily due to an increase in the statutory federal income tax rate resulting from an increase in taxable income.

Net Income
     Net income for the six-month period ended December 31, 2008 increased by $1.8 million, or 38.9%, to $6.2 million from $4.4 million for the six-month period ended December 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2008, working capital was $19.0 million, a decrease of $1.3 million from $20.3 million at June 30, 2008. Cash and cash equivalents decreased by $1.9 million to $8.0 million at December 31, 2008 compared to $9.9 million at June 30, 2008. The decreases in cash and cash equivalents and working capital were primarily due to cash used to repurchase our common stock of $7.9 million and cash used for the purchase of property and equipment of $1.0 million, partially offset by cash provided by operating activities of $7.0 million during the six-month period ended December 31, 2008.
     Net cash of $7.0 million was provided by operating activities for the six-month period ended December 31, 2008 compared to $10.2 million for the six-month period ended December 31, 2007. This $3.2 million decrease in cash provided by operating activities was primarily due to a net decrease in amounts due from HMOs of $2.3 million and a net decrease in income taxes payable of $1.6 million.
     Net cash of $1.0 million was used for investing activities for the six-month period ended December 31, 2008 compared to $0.7 million for the six-month period ended December 31, 2007. The $0.3 million increase in net cash used for investing activities primarily related to an increase in cash used for the purchase of property and equipment.
     Net cash of approximately $8.0 million was used for financing activities for the six-month period ended December 31, 2008 compared to $1.5 million for the six-month period ended December 31, 2007. The $6.5 million increase in cash used for financing activities for the six-month period ended December 31, 2008 was primarily due to a $6.5 million net increase in cash used for the repurchase of common stock.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.1 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In November 2008, our Board of Directors increased our previously announced program to authorize the repurchase of an additional 2,500,000 shares of our common stock bringing the total number of shares of common stock authorized for repurchase under the program to 12,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During the three and six-month periods ended December 31, 2008, we repurchased 2,169,972 shares and 3,856,772 shares of our common stock, respectively, for approximately $4.2 million and $7.9 million, respectively. During the period from January 1, 2009 through January 30, 2009, we repurchased 1,137,300 shares of our common stock for approximately $1.9 million. As of January 30, 2009, we had repurchased 11,482,072 shares of our common stock for approximately $24.3 million.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans. At December 31, 2008, approximately $9.7 million was available for future borrowing under the Term Loans and the Credit Facility.

FORWARD-LOOKING STATEMENTS
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
•	Our operations are dependent on three health maintenance organizations;

•	Under our most important contracts we are responsible for the cost of medical services to our patients in return for a capitated fee;

•	If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced;

•	A failure to estimate incurred but not reported benefits expense accurately will affect our profitability;

•	We compete with many health care providers for patients and HMO affiliations;

•	We may not be able to successfully recruit or retain existing relationships with qualified physicians and medical professionals;

•	Our business exposes us to the risk of medical malpractice lawsuits;

•	Our revenues will be affected by the Medicare Risk Adjustment program;

•	We presently operate only in Florida;

•	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price;

•	A significant portion of our voting power is concentrated;

•	We are dependent on our executive officers and other key employees;

•	We depend on the management information systems of our affiliated HMOs;

•	We depend on our information processing systems;

•	Volatility of our stock price could adversely affect you;

•	The Internal Revenue Service may disagree with the parties’ description of the federal income tax consequences;

•	Goodwill and other intangible assets represent a substantial portion of our total assets;

•	Competition for acquisition targets and acquisition financing and other factors may impede our ability to acquire other businesses and may inhibit our growth;

•	Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences;

•	We are subject to government regulation;

•	The health care industry is subject to continued scrutiny;

•	Our insurance coverage may not be adequate, and rising insurance premiums could negatively affect our profitability;

•	Deficit spending and economic downturns could negatively impact our results of operations;

•	Many factors that increase health care costs are largely beyond our ability to control;

•	Health care reform initiatives, particularly changes to the Medicare system, could adversely affect our operations; and

•	Medicare premiums have generally risen more slowly than the cost of providing health care services.
     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2008 and in Item 1A of Part II of this Quarterly Report Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2008, we held certificates of deposit and cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At December 31, 2008, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility have variable interest rates and are interest rate sensitive, however, we had no amount outstanding under these facilities at December 31, 2008. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 10 of our Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for Fiscal 2008 and in other reports filed from time to time with the SEC since the date we filed our Annual Report on Form 10-K. Readers are urged to carefully review our risk factors since they may cause our results to differ from the “forward-looking statements” made in this report or otherwise made by or on our behalf. Those risk factors are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In November 2008, we increased our previously announced stock repurchase program to authorize the repurchase of an additional 2,500,000 shares of common stock bringing the total number of shares of common stock authorized for repurchase under the program to 12,500,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. The stock repurchase program was originally approved by the Board of Directors in February 2005. There is no expiration date specified for this program. The following table provides information with respect to our stock repurchases during the second quarter of Fiscal 2009:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan
October 1 to October 31, 2008	883,225	$2.23	883,225	3,441,975
November 1 to November 30, 2008	1,093,247	$1.70	1,093,247	2,348,728
December 1 to December 31, 2008	193,500	$1.79	193,500	2,155,228

Totals	2,169,972	$1.92	2,169,972
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

CONTINUCARE CORPORATION
Dated: February 5, 2009	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary