Form 10-K
period 2009-06-30
CONTINUCARE CORP
filed 2009-09-10
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant on December 31, 2008 was approximately $70,184,000.
Number of shares outstanding of each of the registrant’s classes of Common Stock at August 31, 2009: 59,411,049 shares of Common Stock, $.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

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
Company Overview
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”) at 21 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 18% and 8%, respectively, of our total revenue for Fiscal 2009. For Fiscal 2009, approximately 91% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of June 30, 2009, we provided services to or for approximately 25,800 patients on a risk basis and approximately 8,800 patients on a limited or non-risk basis. Additionally, as of June 30, 2009 we also provided services to over 4,000 patients on a non-risk fee-for-service basis.
     Effective October 1, 2006, we completed the acquisition of the MDHC Companies (the “Acquisition”). Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. The MDHC Companies, which opened their first medical center in 1999, provided primary care physician services and certain medical specialty and diagnostic services to approximately 17,000 patients at the time of the Acquisition in five medical centers in Miami-Dade County, Florida. The majority of the MDHC Companies’ patients are participants in Medicare and Medicaid HMO plans and substantially all of the MDHC Companies contracts with HMOs are on a risk basis. See Note 3 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for unaudited pro forma financial information for Fiscal 2007 presenting our operating results as though the Acquisition occurred at the beginning of the fiscal year.
     On August 12, 2009, we acquired Professional Sleep Diagnostics, Inc. (“PSD”), a full service operator of sleep diagnostic centers. PSD operates and manages sleep diagnostic centers at 13 locations in South Carolina, North Carolina, West Virginia, Virginia, Colorado and Ohio. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. PSD’s clinical staff is expertly trained in sleep disorders and works with physicians, neurologists, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients.
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
     Our principal place of business is 7200 Corporate Center Drive, Suite 600, Miami, Florida 33126. Our telephone number is 305-500-2000.

Acquisition
     Effective October 1, 2006, we completed the acquisition of the MDHC Companies. In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, we paid the MDHC Companies approximately $5.7 million in cash, issued 20.0 million shares of our common stock to the MDHC Companies and assumed or repaid certain indebtedness and liabilities of the MDHC Companies. The 20.0 million shares of our common stock issued in connection with the Acquisition were issued pursuant to an exemption under the Securities Act of 1933, as amended, and 1.5 million of such 20.0 million shares were placed in escrow as security for indemnification obligations of the MDHC Companies and their principal owners. In Fiscal 2007, 264,142 of such shares were cancelled in connection with post-closing purchase price adjustments. The balance of the shares held in escrow was released to the principal owners of the MDHC Companies in April 2008 in accordance with the terms of the escrow agreement. Pursuant to the terms of the Acquisition, we paid the principal owners of the MDHC Companies an additional $1.0 million in cash in October 2007. We also made certain other payments to the principal owners of the MDHC Companies of approximately $0.1 million related to the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
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
     On September 26, 2006, we entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR (0.31% at June 30, 2009), (ii) requires us and our subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1, and (iii) are secured by substantially all of our assets, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, we fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition and these drawings were repaid during Fiscal 2007. As of June 30, 2009, we had no outstanding principal balance on our Term Loans.
     Also effective September 26, 2006, we amended the terms of our existing credit facility that provides for a revolving loan to us of $5.0 million (the “Credit Facility”). As a result of this amendment, we, among other things, eliminated the financial covenant which previously required our EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replaced such covenant with covenants requiring us and our subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, we drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition and this drawing was repaid during Fiscal 2007. The Credit Facility has a maturity date of December 31, 2009. As of June 30, 2009, we had no outstanding principal balance on our Credit Facility.
     As a result of the Acquisition, we became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies, one of which we terminated effective September 30, 2007. For Fiscal Years 2009, 2008 and 2007, expenses related to these two leases were approximately $0.4 million, $0.4 million and $0.3 million, respectively.

Industry Overview
     The United States health care market is large and growing. According to the Centers For Medicare and Medicaid Services (“CMS”), total outlays on health care in the United States were approximately $2.2 trillion in 2007 and were projected to reach approximately $4.4 trillion in 2018, representing an annual rate of increase of approximately 6.2%. The rate of the overall increase of health care outlays in the United States has been greater than the growth of the economy as a whole (measured by gross domestic product, or GDP). For example, in 2007 the rate of growth of total United States medical outlays was approximately one percentage point higher than the growth of GDP. The high growth rate of health care outlays is expected to continue. In 2007, health care outlays represented approximately 16.2% of GDP. CMS projects that this amount will increase to 20.3% of GDP by 2018. In addition, United States health care outlays have increased at a faster rate than the consumer price index. According to CMS, medical outlays in the United States were projected to grow by approximately 6.1% in 2008, as compared to actual increases of 6.1% in 2007, 6.7% in 2006 and 6.8% in 2005.
     The Medicare sector of the United States health care market is also large and growing. Medicare provided health care benefits to approximately 45 million elderly and disabled Americans in 2008, or approximately 15% of the population of the United States. With the coming retirement of the “Baby Boom” generation, a significant increase in the number of Medicare beneficiaries is forecast, with the number of Medicare beneficiaries expected to rise to over 75 million, or greater than 20% of the projected population of the United States, by 2030. Medicare outlays have also grown faster than both the GDP and the consumer price index, which growth is forecast to continue. For example, annual Medicare outlays exceeded $400 billion in 2007 and are expected to grow to over $900 billion by 2018.
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
     As a result of the Medicare Modernization Act’s enhanced payment rates and other provisions designed to expand Medicare Advantage offerings and make them more attractive to plan sponsors and beneficiaries, enrollment in Medicare Advantage programs has generally increased since December 2003 from approximately 5.3 million participants, or approximately 13% of the Medicare-eligible population, to approximately 10.7 million participants, or approximately 23% of the Medicare-eligible population, as of July 2009. The number of participating private health plans also increased dramatically during this period going from 155 plans in November 2003 to 633 plans in July 2009.
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
Our Market and Business Strategy
     The population of Florida was approximately 18.3 million in 2008, and approximately 29% of those residents were located in Miami-Dade, Broward and Hillsborough Counties. As of July 2009, approximately 953,000 residents of Florida were enrolled in Medicare Advantage plans out of a Medicare-eligible population of approximately 3.3 million. The three primary HMOs with which we are affiliated account for approximately 47% of Medicare Advantage participants in the markets we serve.
Our strategy is to:
•	increase patient volume at our existing medical centers;

•	selectively expand our network to include additional medical centers or other medical facilities and to penetrate new geographic markets;

•	further develop our IPA management activities; and

•	selectively expand our operations into other areas in which we believe we can leverage our expertise in order to establish additional sources of revenue.
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
Developing Our IPA Management Activities
     We currently provide management services to a network of IPAs at 21 medical offices. We enhance the operations of our IPA physician practices by providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPA practices to further assist with their operations. We believe that we can leverage our skill at providing practice management services to IPA practices to a larger group of IPA practices and will seek to selectively add new IPA practices to enhance our IPA management activities. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our network.

Selectively Expanding Our Operations Into Other Areas
     We are actively exploring expansion of our operations into other areas in which we believe we can leverage our expertise in order to establish additional sources of revenue. As part of this strategy, on August 12, 2009, we acquired PSD, a full service operator of sleep diagnostic centers. PSD operates and manages sleep diagnostic centers at 13 locations in South Carolina, North Carolina, West Virginia, Virginia, Colorado and Ohio. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. The most common sleep disorder, obstructive sleep apnea (or OSA), is a serious, though often undiagnosed health condition that afflicts more than 18 million adults in the United States. OSA sufferers stop breathing repeatedly during sleep in intervals that may last 10 seconds to a minute or longer. Key symptoms of OSA include daytime sleepiness, loud snoring, gasping or choking during sleep, and depression and irritability. OSA increases the risk of hypertension, heart disease, mood and memory problems. It also increases the risks of automobile crashes and other accidents. PSD’s clinical staff is expertly trained in sleep disorders and works with physicians, neurologists, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients.
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
Our IPAs
     We provide practice management assistance to IPAs. Our services include providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPAs to further assist with their practices. These services currently relate primarily to those patients served by the IPAs who are enrolled in health plans offered by Humana, Vista and CarePlus Health Plans, Inc. (“CarePlus”). As of June 30, 2009, these IPAs provided services to approximately 1,400 patients on a risk basis and approximately 1,000 patients on a limited or non-risk basis.
     Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Effective November 1, 2007, we entered into an agreement with CarePlus under which we agreed to assume certain management responsibilities on a risk basis for CarePlus Medicare members assigned to certain IPAs practicing in Miami-Dade County, Florida. Under these two agreements, we receive a capitation fee established as a percentage of the premium that the health plans receive for those members who have selected the IPAs as their primary care physicians and assume responsibilities for the cost of substantially all medical services provided to these members, even those we do not provide directly. Effective January 1, 2008, we entered into an agreement with Vista under which we agreed to assume certain management responsibilities on a limited risk basis for Vista’s Medicare members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Our IPAs practice primary care medicine on an outpatient basis in facilities similar to our medical centers. Our IPA physicians typically earn a capitated fee for the services they provide and may be entitled to obtain bonus distributions if they operate their practice in accordance with their negotiated contract. As of June 30, 2009, the IPAs provided services to or for approximately 2,100 Medicare and Medicaid patients enrolled in Humana, Vista and CarePlus managed care plans.
Medicare and Medicaid Considerations
     In Fiscal 2009, approximately 91% and 7% of our revenue was generated by providing services to Medicare-eligible members and Medicaid-eligible members, respectively. The federal government and state governments, including Florida, from time to time explore ways to reduce medical care costs through Medicare and Medicaid reform, specifically, and through health care reform generally. Any changes that would limit, reduce or delay receipt of Medicare or Medicaid funding or any developments that would disqualify us from receiving Medicare or Medicaid funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition and cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.

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
     In addition, the premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans are subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues as estimated in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustments, and a portion of each such HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with these HMOs are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During Fiscal 2009, 2008 and 2007, our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $2.2 million, $3.1 million and $2.3 million, respectively.
     The Medicare Prescription Drug Plan has also been subject to significant public criticism and controversy, and members of Congress have discussed possible changes to the program as well as ways to reduce the program’s cost to the federal government. We cannot predict what impact, if any, these developments may have on the Medicare Prescription Drug Plan or on our future financial results.
Our HMO Affiliates
     We currently have managed care agreements with several HMOs. Our most significant HMO affiliates are Humana, Vista and Wellcare. Under our risk agreements with Humana, Vista and Wellcare, we receive for our services capitated monthly payments per patient at a rate established by the contract. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients, even services we do not provide directly. In Fiscal 2009, we generated approximately 72%, 18% and 8% of our revenue from contracts with Humana, Vista and Wellcare, respectively. We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms. We may selectively add new HMO affiliations, but we can provide no assurance that we will be successful in doing so. The loss of significant HMO contracts and/or the failure to regain or retain such HMO’s patients or the related revenues without entering into new HMO affiliations could have a material adverse effect on our business, results of operations and financial condition.
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
     The third agreement we have with Humana is the Risk IPA Agreement. Under the Risk IPA Agreement, we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to selected primary care physicians at eleven medical offices in Miami-Dade and Broward Counties, Florida in return for a capitated fee per patient. The capitated fee is based on a percentage of the premium that Humana receives with respect to that patient.
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
     One of our two primary agreements with Vista expires on June 30, 2010 and the other expires on September 1, 2010 and each will automatically renew for successive one year periods unless either party provides the other with 60-days notice of its intent to terminate such agreement. Vista may terminate either of these agreements with us immediately if we materially breach the relevant agreement, provided that we are given an opportunity to cure such breach, and if we experience certain events of bankruptcy or insolvency. In addition, each of these agreements permits Vista to immediately terminate the agreement if Vista determines, in its sole reasonable discretion, that (i) our actions or inactions or those of our health care professionals are causing or may cause imminent danger to the health, safety or welfare of any Vista member; (ii) our or our health care professionals’ licenses, DEA registrations, hospital staff privileges, rights to participate in the Medicare or Medicaid program or other accreditations are restricted, suspended or revoked or if any of our health care professionals voluntarily relinquish any of those credentials and we do not promptly terminate that professional; (iii) our health care professionals’ ability to practice medicine is effectively impaired by an action of the Board of Medicine or other governmental agency; (iv) we are convicted of a criminal offense related to our involvement in Medicaid, Medicare or social service programs under Title XX of the Social Security Act; or (v) we or our medical professionals engaged in any other behavior or activity that could be hazardous or injurious to any Vista member.
     Effective January 1, 2008, we entered into an agreement with Vista under which we agreed to assume certain management responsibilities on a limited risk basis for Vista’s Medicare members assigned to certain IPAs practicing at ten medical offices in Miami-Dade and Broward Counties, Florida.
Wellcare
     We are a party to two agreements with Wellcare under which we provide or arrange for the provision of medical services to each member of Wellcare’s Medicare plans who selects one of our physicians as his or her primary care physician. One of these agreements, the Physician Provider Agreement, was initially entered into on September 1, 2004 as a non-risk arrangement and was amended effective March 1, 2007 to a risk arrangement under which we receive for our services a capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that Wellcare receives with respect to those patients. This agreement has a one-year term and automatic subsequent one-year renewal terms, subject to certain termination provisions stipulated in the agreement. Under the risk arrangement we assume financial responsibility for the provision of all necessary medical care to our patients. Our other agreement with Wellcare, which is also a risk arrangement for Wellcare’s Medicare members, expires November 1, 2009 with automatic subsequent one year renewal terms unless either party provides the other with 90-days notice of its intent to terminate.
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
Government Regulation
     General. Our business is primarily regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with our members, other providers and the public. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.
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
     Corporate Practice of Medicine Doctrine. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. Currently, we operate primarily in Florida, which does not have a corporate practice of medicine doctrine with respect to the types of physicians employed with us.
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

     Environmental Regulations. Our clinics are required to comply with federal and state regulations applicable to the disposal of biomedical waste, the use of radiology and nuclear medicine, and the use of diagnostic imaging equipment.
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
     Healthcare Reform. The federal government is currently focused on exploring ways to reduce medical care cost through Medicare reform and through healthcare reform, generally. Any changes that would limit, reduce or delay receipt of Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.
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
Employees
     At June 30, 2009, we employed or contracted with approximately 610 individuals of whom approximately 65 are physicians in our medical centers.
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
     Our website address is www.continucare.com. We make available free of charge on or through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Information on our website does not constitute part of this Annual Report on Form 10-K.

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
     We derive substantially all of our revenues under our managed care agreements with three HMOs, Humana, Vista and Wellcare. In Fiscal 2009, we generated approximately 72%, 18% and 8% of our revenues from contracts with Humana, Vista and Wellcare, respectively. These agreements have terms ranging from one to three years, with automatic renewal terms unless a party provides prior notice of its intention not to renew. These agreements also provide the HMOs with the right to terminate an agreement prior to the expiration of the term upon the occurrence of specified events. Accordingly, there is no assurance that these agreements will remain in effect. The loss of our managed care agreements with these HMOs, particularly Humana or Vista or significant reductions in payments to us under these contracts could have a material adverse effect on our business, financial condition and results of operations.
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
     The majority of patients to whom we provide care are Medicare-eligible and participate in the Medicare Advantage program. CMS implemented its Medicare Risk Adjustment project whereby it transitioned its premium calculation methodology to a new system that takes into account the health status of Medicare Advantage participants in determining premiums paid for each participant, rather than only considering demographic factors, as was historically the case. Beginning January 1, 2004, the new risk adjustment system required that ambulatory data be incorporated into the premium calculation, starting from a blend consisting of a 30% risk adjustment payment and the remaining 70% based on demographic factors. For 2005, the blend of risk adjustment payments and demographic factors were given equal weight. For 2006, the blend consisted of a 75% risk adjustment payment and 25% based on demographic factors. For 2007, 2008 and 2009, the premium calculation is 100% based on risk adjustment payments.
     We believe the risk adjustment methodology has generally increased our revenues per patient to date but cannot assure what future impact this risk adjustment methodology will continue to have on our business, results of operations, or financial condition. It is also possible that the risk adjustment methodology may result in fluctuations in our revenues from year to year.
     CMS has announced that it will perform audits of selected Medicare Advantage plans to validate the provider coding practices under the risk-adjustment methodology used to reimburse Medicare Advantage plans. These audits will involve a comprehensive review of medical records and the first of such audits will focus on risk-adjustment data for 2006 used to determine 2007 payment amounts. We are unable to predict the outcome of these audits, or whether these audits would ultimately result in a payment adjustment to us. If a payment adjustment occurs as a result of these audits, any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows.
If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced.
     We cannot be profitable if our costs of providing the required medical services exceed the revenues that we derive from those services. However, our most important contracts with Humana, Vista and Wellcare require us to assume full financial responsibility for the provision of all necessary medical care in return for a capitated fee per patient at a rate established by the contract. Accordingly, as the costs of providing medical services to our patients under those contracts increases, the profits we receive with respect to those patients’ decreases. If the cost of providing medical services to our patients under those contracts exceeds our estimates or if we are not able to properly manage our services, our business, results of operations, financial condition and ability to satisfy our obligations could be adversely affected.
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
We primarily operate in Florida.
     Our revenues are primarily derived from our operations in Florida. Adverse economic, regulatory, or other developments in Florida (including hurricanes) could have a material adverse effect on our financial condition or results of operations. In the event that we expand our primary operations into new geographic markets, we will need to establish new relationships with physicians and other health care providers. In addition, we will be required to comply with laws and regulations of states that differ from the ones in which we currently operate, and may face competitors with greater knowledge of such local markets. There can be no assurance that we will be able to establish relationships, realize management efficiencies or otherwise establish a presence in new geographic markets.

A significant portion of our voting power is concentrated.
     One of our directors, Dr. Phillip Frost, and entities affiliated with him, beneficially owned approximately 44% of our outstanding common stock as of August 31, 2009. Based on the significant beneficial ownership of our common stock by Dr. Frost, other shareholders have limited ability to influence corporate actions requiring shareholder approval, including the election of directors. Dr. Frost may exert significant influence over any actions requiring shareholder approval. This influence may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal that Dr. Frost favors or to wage a proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.
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
     Our operations are dependent on the management information systems of the HMOs with which we contract. Our affiliated HMOs provide us with certain financial and other information, including reports and calculations of costs of services provided and payments to be received by us. Both the software and hardware our HMO affiliates use to provide us with that information have been subject to rapid technological change. Because we rely on this technology but do not own or have direct access to it, we have limited ability to ensure that it is properly maintained, serviced and updated. In addition, information systems such as these may be vulnerable to failure, acts of sabotage such as “hacking”, and obsolescence. If our principal HMO affiliates were to temporarily or permanently lose the use of the information systems that provide us with the information on which we depend or the underlying patient and physician data, our business and results of operations could be materially and adversely affected. Because our HMO affiliates generate certain of the information on which we depend, we have less control over the manner in which that information is generated than we would if we generated the information internally.
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
A failure to successfully implement our business strategy could materially and adversely affect our operations and growth opportunities.
     Our business strategy is to increase patient volume at our existing medical centers; selectively expand our network to include additional medical centers or other medical facilities and to penetrate new geographic markets; further develop our IPA management activities; and selectively expand our operations into other areas in which we believe we can leverage our expertise in order to establish additional sources of revenue. Our ability to achieve our business strategy is subject to a variety of factors, many of which are beyond our control, and we may not be successful in implementing our strategy. In addition, the implementation of our strategy may not lead to improved operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. Any failure to successfully implement our business strategy could materially and adversely affect our results of operations and growth opportunities.
Our intangible assets represent a substantial portion of our total assets.
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $78.5 million, which represented approximately 63% of our total assets at June 30, 2009. The most significant component of our intangible assets consists of intangible assets recorded as a result of the Acquisition, which increased goodwill by approximately $58.9 million and other intangible assets by approximately $5.3 million at June 30, 2009.
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
     Substantially all of our revenues from continuing operations are based upon Medicare funded programs. The President and both houses of Congress are currently engaged in active debate concerning the reformation of the structure and funding for the U.S. healthcare system, including the Medicare program. Although none of the bills currently being considered have become law, various proposals contain items that would have a material adverse impact on Medicare Advantage funding. We are not able to predict with any certainty what provisions will become law, if any. However, any changes in the Medicare program that would limit, reduce or delay receipt of Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Also, changes in the Medicaid program that would limit, reduce or delay receipt of Medicaid funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows.
A decrease to our Medicare capitation payments may have a material adverse effect on our results of operations, financial position and cash flows.
     CMS recently announced that it will reduce Medicare Advantage premiums effective January 2010. Based on information received from our HMO affiliates and CMS, we believe that the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients will decrease by approximately 5% effective January 1, 2010 without taking into account any adjustments resulting from changes in Medicare risk adjustment scores. We anticipate that our HMO affiliates will address this premium reduction by reducing plan benefits. There is, however, no assurance that our Medicare capitation payments will decrease by this amount. A decrease to our Medicare capitation payment may have a material adverse effect on our results of operations, financial position and cash flows.
We are subject to government regulation.
     Our primary business is regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than our shareholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with our patients, other providers and the public. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

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
     Adverse developments in the economy often result in decreases in the federal budget and associated changes in the federal government’s spending priorities. We are presently in a period of deficit spending by the federal government, and those deficits are expected to continue for at least the next several years. Continued deficit spending by the federal government could lead to increased pressure to reduce governmentally funded programs such as Medicare and Medicaid. If governmental funding of the Medicare or Medicaid programs was reduced without a counterbalancing adjustment in the benefits offered to patients, our results of operations could be negatively impacted. In addition, decreases in state budgets and associated changes in state spending could negatively affect our profitability.
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
     Of the 18 medical centers that we operated as of June 30, 2009, five are leased from independent landlords, one is leased from a landlord affiliated with certain of the principal owners of the MDHC Companies, and ten are leased from Humana. The leases with Humana are tied to our managed care arrangement. We also own a facility in Hialeah, Florida, comprising approximately 49,000 square feet of medical office and administrative space and a 7,000 square foot medical facility in Homestead, Florida.

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
     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the NYSE Amex, formerly the American Stock Exchange (“NYSE Amex”), under the symbol “CNU”. The following table sets forth the high and low sale prices of our common stock as reported by the composite tape of NYSE Amex for each of the quarters indicated.

	HIGH	LOW

Fiscal Year 2009:
Quarter Ended June 30, 2009	$2.55	$1.71
Quarter Ended March 31, 2009	2.12	1.57
Quarter Ended December 31, 2008	2.63	1.53
Quarter Ended September 30, 2008	2.67	2.06

Fiscal Year 2008
Quarter Ended June 30, 2008	$2.79	$1.04
Quarter Ended March 31, 2008	2.68	1.70
Quarter Ended December 31, 2007	2.90	2.16
Quarter Ended September 30, 2007	3.10	2.08
     As of the close of business on August 31, 2009, there were approximately 119 record holders of our common stock. We have not declared or paid dividends on our common stock and do not contemplate declaring or paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of June 30, 2009, with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by stockholders	6,296,304	$2.00	1,288,417
Equity compensation plans not approved by stockholders	—	—	—

	6,296,304		1,288,417

Performance Graph
     Set forth below is a line graph comparing the cumulative total shareholder return on Continucare’s common stock against the cumulative total return of the NYSE Amex Composite Index and the NASDAQ Health Services Index for the period from June 30, 2004 to June 30, 2009, based on a $100 investment.

	Cumulative Total Return
	6/04	6/05	6/06	6/07	6/08	6/09

Continucare Corporation	100.00	127.60	153.65	160.94	121.35	121.35
NYSE Amex Composite	100.00	131.88	164.58	205.93	204.46	151.95
NASDAQ Health Services	100.00	125.34	121.93	135.51	105.84	85.29
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In November 2008 and March 2009, we increased our previously announced stock repurchase program to authorize the repurchase of an additional 2,500,000 and 2,500,000 shares of common stock, respectively, bringing the total number of shares of common stock authorized for repurchase under the program to 15,000,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. The stock repurchase program was originally approved by the Board of Directors in February 2005. There is no expiration date specified for this program. During the three months ended June 30, 2009, we did not repurchase any shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA
     Set forth below is our selected historical consolidated financial data as of and for Fiscal 2009, 2008, 2007, 2006 and 2005 that has been derived from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended June 30,
	2009	2008	2007	2006	2005

Revenue	$281,270,360	$254,440,048	$217,146,287	$132,990,912	$112,231,113
Operating expenses:
Medical services:
Medical claims	199,167,856	181,097,183	161,153,828	97,781,447	81,104,665
Other direct costs	28,456,121	26,942,472	22,919,746	13,137,396	12,648,297

Total medical services	227,623,977	208,039,655	184,073,574	110,918,843	93,752,962
Administrative payroll and employee benefits	12,655,975	12,119,139	9,192,670	6,538,295	5,107,672
General and administrative	16,261,750	16,413,801	13,990,439	7,584,205	7,059,602
Gain on extinguishment of debt	—	—	—	—	(3,000,000)

Total operating expenses	256,541,702	236,572,595	207,256,683	125,041,343	102,920,236

Income from operations	24,728,658	17,867,453	9,889,604	7,949,569	9,310,877
Other income (expense):
Interest income	174,039	602,826	356,192	331,001	108,000
Interest expense	(21,255)	(67,898)	(49,746)	(12,870)	(702,946)

Income before income tax provision (benefit)	24,881,442	18,402,381	10,196,050	8,267,700	8,715,931
Income tax provision (benefit)	9,600,321	7,132,727	3,892,605	2,930,161	(7,175,561)

Net income	$15,281,121	$11,269,654	$6,303,445	$5,337,539	$15,891,492

Net income per common share:
Basic	$.25	$.16	$.10	$.11	$.32

Diluted	$.24	$.16	$.10	$.10	$.31

CONSOLIDATED BALANCE SHEET DATA:

	As of June 30,
	2009	2008	2007	2006	2005
Total assets	$125,303,386	$118,490,304	$116,937,548	$41,994,347	$34,137,935
Long-term obligations, including current portion	$204,985	$196,379	$331,319	$195,819	$107,710

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to IPAs at 21 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of June 30, 2009, we provided services to or for approximately 25,800 patients on a risk basis and approximately 8,800 patients on a limited or non-risk basis. Additionally, we also provided services to over 4,000 patients as of June 30, 2009 on a non-risk fee-for-service basis. In Fiscal 2009, approximately 91% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under risk agreements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     Effective October 1, 2006, we completed the acquisition of the MDHC Companies. Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in our consolidated statements of income from the date of acquisition. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for unaudited pro forma financial information for Fiscal 2007 presenting our operating results as though the Acquisition occurred at the beginning of the fiscal year.

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
     CMS recently announced that it will reduce Medicare Advantage premiums effective January 2010. Based on information received from our HMO affiliates and CMS, we believe that the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients will decrease by approximately 5% effective January 1, 2010 without taking into account any adjustments resulting from changes in Medicare risk adjustment scores. We anticipate that our HMO affiliates will address this premium reduction by reducing plan benefits. In an effort to further mitigate the effects of this premium reduction, we will seek to improve medical claims expense management and pursue other cost reduction strategies. There is, however, no assurance that our Medicare capitation payments will decrease by this amount or that the HMO benefit reductions or our cost reduction strategies will mitigate the Medicare Advantage premium reduction. Failure to mitigate the effects of the Medicare Advantage premium reduction may have a material adverse effect on our results of operations, financial position and cash flows.
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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $2.2 million, $3.1 million and $2.3 million, respectively, during Fiscal 2009, 2008 and 2007, respectively.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2009 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
     Under our limited risk and non-risk contracts with HMOs, we receive a capitation fee or management fee based on the number of patients for which we are providing services on a monthly basis. Under our limited risk contracts, we also receive a percentage of the surplus generated as determined by the respective contract. The fees and our portion of the surplus generated under these arrangements are recorded as revenue in the period in which services are provided as determined by the respective contract.
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
      Medical Claims Expense Recognition
     The cost of health care services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. The liability for IBNR is presented in the balance sheet netted against amounts due from HMOs. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.
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
     Based on our analysis as of June 30, 2009, we recorded a liability of $23.7 million for IBNR which was relatively unchanged from the liability of $23.9 million recorded as of June 30, 2008. The liability of $23.9 million recorded as of June 30, 2008 was relatively unchanged from the liability of $23.6 million recorded as of June 30, 2007.
     Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $78.5 million, which represented approximately 63% of our total assets at June 30, 2009. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the Acquisition. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million, resulting in goodwill totaling $58.9 million.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed for impairment on an annual basis or more frequently if certain indicators of impairment arise. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values and also reviewed for impairment annually or more frequently if certain indicators of impairment arise. Indicators of impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, and the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, we may also perform other valuation techniques to measure market value before reaching a conclusion that impairment exists. Depending on the outcome of our analyses, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2009, and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required at June 30, 2009. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of income tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At June 30, 2009, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $3.5 million.
     Share-Based Payment
     We apply the provisions of SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123(R) requires that the costs relating to stock-based payment transactions be recognized in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued.
     We have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during Fiscal 2009 and 2008 based on the following assumptions: risk-free interest rate ranging from 0.66% to 3.19% and 1.61% to 4.22%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 58.6% and 59.5%, respectively, and weighted-average expected life of the options ranging from 2 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during Fiscal 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 4.81% to 5.18%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 63.7%; and weighted-average expected life of the option ranging from 2 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
     We recognized share-based compensation cost of $1.2 million, $1.3 million and $1.7 million, respectively, for Fiscal 2009, 2008 and 2007. For Fiscal 2009, the Company recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million. For Fiscal 2008, the Company did not recognize any excess tax benefits resulting from the exercise of stock options. For Fiscal 2007, the Company recognized excess tax benefits of approximately $0.5 million resulting from the exercise of stock options. As of June 30, 2009, there was $0.8 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 1.8 years.
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

Results of Operations
     The following tables set forth, for the periods indicated, selected operating data as a percentage of total revenue.

	Year ended June 30,
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Medical services:
Medical claims	70.8	71.2	74.2
Other direct costs	10.1	10.6	10.6

Total medical services	80.9	81.8	84.8
Administrative payroll and employee benefits	4.5	4.7	4.2
General and administrative	5.8	6.5	6.4

Total operating expenses	91.2	93.0	95.4

Income from operations	8.8	7.0	4.6
Other income (expense):
Interest income	—	0.2	0.1

Income before income tax provision	8.8	7.2	4.7
Income tax provision	3.4	2.8	1.8

Net income	5.4%	4.4%	2.9%

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2009 TO FISCAL YEAR ENDED JUNE 30, 2008
Revenue
     Revenue increased by $26.9 million, or 10.5%, to $281.3 million for Fiscal 2009 from $254.4 million for Fiscal 2008 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $28.7 million, or 12.7%, during Fiscal 2009. During Fiscal 2009, revenue generated by our Medicare risk arrangements increased approximately 13.9% on a per patient per month basis and Medicare patient months decreased by approximately 1.1% over Fiscal 2008. The increase in the per member per month Medicare revenue was primarily due to a rate increase in Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program. The decrease in Medicare patient months was primarily due to the termination of management services related to certain IPA practices. The increase in Medicare revenue was partially offset by a $2.8 million decrease in revenue generated by our Medicaid patients due primarily to a decrease in Medicaid patient months.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended June 30, 2009 and 2008 were favorable retroactive Medicare adjustments of $0.7 million and $1.0 million, respectively, and for Fiscal 2009 and 2008 were favorable retroactive Medicare adjustments of $0.9 million and unfavorable retroactive Medicare adjustments of $0.3 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 18% and 8%, respectively, of our total revenue for Fiscal 2009. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 19% and 8%, respectively, of our total revenue for Fiscal 2008.
Operating Expenses
     Medical services expenses are comprised of medical claims expense and other direct costs related to the provision of medical services to our patients. Because our risk contracts with HMOs provide that we are financially responsible for the cost of substantially all medical services provided to our patients under those contracts, our medical claims expense includes the costs of prescription drugs these patients receive as well as medical services provided to patients by providers other than us. Other direct costs consist primarily of salaries, taxes and benefits of our health professionals providing primary care services including a portion of our share-based compensation cost, medical malpractice insurance costs, capitation payments to our IPA physicians and fees paid to independent contractors providing medical services to our patients.
     Medical services expenses for Fiscal 2009 increased by $19.6 million, or 9.4%, to $227.6 million from $208.0 million for Fiscal 2008. Medical claims expense, which is the largest component of medical services expense, increased by $18.1 million, or 10.0%, to $199.2 million for Fiscal 2009 from $181.1 million for Fiscal 2008 primarily due to an increase in Medicare claims expense of $18.3 million, or 11.2%. The increase in Medicare claims expense resulted from a 12.4% increase in medical claims expense on a per patient per month basis, partially offset by a 1.1% decrease in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry.
     As a percentage of revenue, medical services expenses decreased to 80.9% for Fiscal 2009 as compared to 81.8% for Fiscal 2008. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 70.8% for Fiscal 2009 from 71.2% for Fiscal 2008. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in our claims expense on a per patient per month basis. HMOs, however, are under continuous competitive pressure to offer enhanced and possibly more expensive benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $1.6 million, or 5.6%, to $28.5 million for Fiscal 2009 from $26.9 million for Fiscal 2008. As a percentage of revenue, other direct costs decreased to 10.1% for Fiscal 2009 from 10.6% for Fiscal 2008. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel at our medical centers.
     Administrative payroll and employee benefits expenses increased by $0.6 million, or 4.4%, to $12.7 million for Fiscal 2009 from $12.1 million for Fiscal 2008. As a percentage of revenue, administrative payroll and employee benefits expenses decreased to 4.5% for Fiscal 2009 from 4.7% for Fiscal 2008. The increase in administrative payroll and employee benefits expenses was primarily due to an increase in salaries.
     General and administrative expenses remained relatively unchanged at $16.3 million and $16.4 million for Fiscal 2009 and 2008, respectively. As a percentage of revenue, general and administrative expenses decreased to 5.8% for Fiscal 2009 from 6.5% for Fiscal 2008.
Income from Operations
     Income from operations for Fiscal 2009 increased by $6.8 million, or 38.4%, to $24.7 million from $17.9 million for Fiscal 2008.
Taxes
     An income tax provision of $9.6 million and $7.1 million was recorded for Fiscal 2009 and 2008, respectively. The effective income tax rates remained relatively unchanged at 38.6% and 38.8% for Fiscal 2009 and 2008, respectively.
Net Income
     Net income for Fiscal 2009 increased by $4.0 million, or 35.6%, to $15.3 million from $11.3 million for Fiscal 2008.
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
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 19% and 8%, respectively, of our total revenue for Fiscal 2008. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 74%, 20% and 5%, respectively, of our total revenue for Fiscal 2007.
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
Liquidity and Capital Resources
     At June 30, 2009, working capital was $25.5 million, an increase of $5.2 million from $20.3 million at June 30, 2008. Cash and cash equivalents increased by $4.0 million to $13.9 million at June 30, 2009 compared to $9.9 million at June 30, 2008. The increases in working capital and cash and cash equivalents at June 30, 2009 as compared to June 30, 2008 was primarily due to net cash provided by operating activities of $17.6 million for Fiscal 2009, partially offset by $10.6 million of cash used to repurchase our common stock and $3.1 million of cash used for the purchase of property and equipment. In August 2009, we collected approximately $5.3 million of Medicare premium adjustments which were included in amounts due from HMOs at June 30, 2009. At August 31, 2009, our cash and cash equivalents increased to approximately $22.2 million.
     Net cash of $17.6 million was provided by operating activities during Fiscal 2009 compared to $15.2 million in Fiscal 2008 and $10.9 million in Fiscal 2007. The $2.4 million increase in cash provided by operating activities for Fiscal 2009 compared to Fiscal 2008 was primarily due to an increase in net income of $4.0 million, partially offset by net increases in amounts due from HMOs of $0.7 million and prepaid expenses and other current assets of $0.8 million. The $4.3 million increase in cash provided by operating activities for Fiscal 2008 compared to Fiscal 2007 was primarily due to an increase in net income of $5.0 million.
     Net cash of $3.1 million was used for investing activities in Fiscal 2009 compared to $1.0 million in Fiscal 2008 and $7.0 million in Fiscal 2007. The $2.1 million increase in net cash used for investing activities for Fiscal 2009 compared to Fiscal 2008 primarily related to an increase in cash used for leasehold improvements. The $6.0 million decrease in net cash used for investing activities for Fiscal 2008 primarily related to the Acquisition of the MDHC Companies in Fiscal 2007.
     Net cash of $10.6 million was used in financing activities in Fiscal 2009 compared to net cash used of $11.6 million in Fiscal 2008 and $7.3 million in Fiscal 2007. The $1.0 million decrease in cash used for financing activities for Fiscal 2009 compared to Fiscal 2008 was primarily due a $0.8 million net decrease in cash used to repurchase our common stock. The $4.3 million increase in cash used for financing activities for Fiscal 2008 was primarily due to $11.5 million of cash used to repurchase our common stock during Fiscal 2008, partially offset by $7.8 million of cash used for the repayment of long-term debt related to the acquisition of the MDHC Companies, net of proceeds from the long-term debt, during Fiscal 2007.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.2 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In November 2008 and March 2009, we increased our previously announced stock repurchase program to authorize the repurchase of an additional 2,500,000 and 2,500,000 shares of common stock, respectively, bringing the total number of shares of common stock authorized for repurchase under the program to 15,000,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During Fiscal 2009 and 2008 we repurchased 5,419,004 shares and 5,330,533 shares, respectively, of our common stock for approximately $10.6 million and $11.5 million, respectively. We did not repurchase any shares of our common stock during Fiscal 2007. As of August 31, 2009, we had repurchased 11,907,004 shares of our common stock for approximately $25.0 million.
     On August 12, 2009, we acquired 100% of the issued and outstanding capital stock of PSD for $1.7 million in cash.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans. At June 30, 2009, approximately $9.5 million was available for future borrowing under those facilities.
     As of June 30, 2009, we had no outstanding balance on our Credit Facility and Term Loans. Our Credit Facility has a maturity date of December 31, 2009. We are currently reviewing with our lenders strategies to amend and extend our Credit Facility.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2009, and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
Contractual Obligations
     The following is a summary of our long-term debt, capital and operating lease obligations, and contractual obligations as of June 30, 2009:

	Payment due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital Lease Obligations (1)	$208,935	$130,695	$78,240	$—	$—
Operating Lease Obligations (1)	5,363,311	1,852,224	2,167,701	917,815	425,571

Total	$5,572,246	$1,982,919	$2,245,941	$917,815	$425,571

(1)	The payments shown above for Capital Lease Obligations and Operating Lease Obligations reflect all payments due under the terms of the respective leases. See Note 4 to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K to reconcile the payments shown above to the capital lease obligations recorded in our Consolidated Balance Sheets.
FORWARD-LOOKING STATEMENTS
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
•	Our operations are dependent on three health maintenance organizations;

•	Under our most important contracts we are responsible for the cost of medical services to our patients in return for a capitated fee;

•	Our revenues will be affected by the Medicare Risk Adjustment program;

•	If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced;

•	A failure to estimate incurred but not reported benefits expense accurately will affect our profitability;

•	We compete with many health care providers for patients and HMO affiliations;

•	We may not be able to successfully recruit or retain existing relationships with qualified physicians and medical professionals;

•	Our business exposes us to the risk of medical malpractice lawsuits;

•	We primarily operate in Florida;

•	A significant portion of our voting power is concentrated;

•	We are dependent on our executive officers and other key employees;

•	We depend on the management information systems of our affiliated HMOs;

•	We depend on our information processing systems;

•	Volatility of our stock price could adversely affect you;

•	A failure to successfully implement our business strategy could materially and adversely affect our operations and growth opportunities;

•	Our intangible assets represent a substantial portion of our total assets;

•	Competition for acquisition targets and acquisition financing and other factors may impede our ability to acquire other businesses and may inhibit our growth;

•	Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences;

•	Health care reform initiatives, particularly changes to the Medicare system, could adversely affect our operations;

•	A decrease to our Medicare capitation payments may have a material adverse effect on our results of operations, financial position and cash flows;

•	We are subject to government regulation;

•	The health care industry is subject to continued scrutiny;

•	Our insurance coverage may not be adequate, and rising insurance premiums could negatively affect our profitability;

•	Deficit spending and economic downturns could negatively impact our results of operations; and

•	Many factors that increase health care costs are largely beyond our ability to control.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2009, we held certificates of deposit and cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At June 30, 2009, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility have variable interest rates and are interest rate sensitive, however, we had no amount outstanding under these facilities at June 30, 2009. We have no material risk associated with foreign currency exchange rates or commodity prices.

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
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Our Chief Executive Officer’s and Chief Financial Officer’s conclusions regarding the effectiveness of our disclosure controls and procedures should be considered in light of the following limitations on the effectiveness of our disclosure controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Further, the design of any control system is based, in part, upon assumptions about the likelihood of future events, and there can be no assurance that any control system design will succeed in achieving its stated goals under all potential future conditions. Additionally, over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, we depend on our HMO affiliates for certain financial and other information that we receive concerning the revenue and expenses that we earn and incur. Because our HMO affiliates generate that information for us, we have less control over the manner in which that information is generated.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules Rule 13a-15(f) or Rule 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has issued an attestation report on our internal control over financial reporting. Their report is included herein.
Changes in Internal Control over Financial Reporting
     Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have audited Continucare Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Continucare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Continucare Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Continucare Corporation as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 of Continucare Corporation and our report dated September 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 10, 2009

ITEM 9B.	OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

Dated: September 10, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	September 10, 2009

/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	September 10, 2009

/s/ Luis Cruz, M.D. Luis Cruz, M.D.	Vice Chairman of the Board and Director	September 10, 2009

/s/ Robert J. Cresci Robert J. Cresci	Director	September 10, 2009

/s/ Neil Flanzraich Neil Flanzraich	Director	September 10, 2009

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	September 10, 2009

/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	September 10, 2009

/s/ Jacqueline Simkin Jacqueline Simkin	Director	September 10, 2009

/s/ A. Marvin Strait A. Marvin Strait	Director	September 10, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Continucare Corporation
We have audited the accompanying consolidated balance sheets of Continucare Corporation as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Continucare Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 10, 2009

CONTINUCARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,895,823	$9,905,740
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $23,719,000 and $23,900,000 at June 30, 2009 and 2008, respectively	17,323,599	15,325,783
Prepaid expenses and other current assets	812,970	708,841
Deferred income tax assets	141,420	413,932

Total current assets	32,173,812	26,354,296
Certificates of deposit, restricted	1,233,653	1,274,147
Property and equipment, net	10,489,383	8,363,427
Goodwill	73,204,582	73,204,582
Intangible assets, net of accumulated amortization of approximately $3,406,000 and $2,168,000 at June 30, 2009 and 2008, respectively	5,253,666	6,492,333
Deferred income tax assets	2,795,588	2,574,472
Other assets, net	152,702	227,047

Total assets	$125,303,386	$118,490,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$652,305	$402,718
Accrued expenses and other current liabilities	4,455,675	4,458,119
Income taxes payable	1,575,511	1,198,722

Total current liabilities	6,683,491	6,059,559
Deferred income tax liabilities	6,435,732	6,256,205
Other liabilities	981,640	948,263

Total liabilities	14,100,863	13,264,027
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 59,391,049 shares issued and outstanding at June 30, 2009 and 64,796,303 shares issued and outstanding at June 30, 2008	5,939	6,480
Additional paid-in capital	105,210,519	114,514,853
Accumulated earnings (deficit)	5,986,065	(9,295,056)

Total shareholders’ equity	111,202,523	105,226,277

Total liabilities and shareholders’ equity	$125,303,386	$118,490,304

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2009	2008	2007
Revenue	$281,270,360	$254,440,048	$217,146,287
Operating expenses:
Medical services:
Medical claims	199,167,856	181,097,183	161,153,828
Other direct costs	28,456,121	26,942,472	22,919,746

Total medical services	227,623,977	208,039,655	184,073,574

Administrative payroll and employee benefits	12,655,975	12,119,139	9,192,670
General and administrative	16,261,750	16,413,801	13,990,439

Total operating expenses	256,541,702	236,572,595	207,256,683

Income from operations	24,728,658	17,867,453	9,889,604
Other income (expense):
Interest income	174,039	602,826	356,192
Interest expense	(21,255)	(67,898)	(49,746)

Income before income tax provision	24,881,442	18,402,381	10,196,050
Income tax provision	9,600,321	7,132,727	3,892,605

Net income	$15,281,121	$11,269,654	$6,303,445

Net income per common share:
Basic	$.25	$.16	$.10

Diluted	$.24	$.16	$.10

Weighted average common shares outstanding:
Basic	61,405,620	68,862,836	65,044,319

Diluted	62,488,340	70,007,760	66,324,613

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated	Total
	Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at June 30, 2006	50,242,478	$5,024	$63,838,051	$(26,868,155)	$36,974,920

Recognition of compensation expense related to issuance of stock options	—	—	1,692,190	—	1,692,190

Excess tax benefits related to exercise of stock options	—	—	523,964	—	523,964

Issuance of stock related to acquisition of MDHC Companies	19,735,858	1,974	58,502,594	—	58,504,568

Fees related to issuance of stock	—	—	(44,402)	—	(44,402)

Issuance of stock upon exercise of stock options	64,750	6	103,694	—	103,700

Net income	—	—	—	6,303,445	6,303,445

Balance at June 30, 2007	70,043,086	7,004	124,616,091	(20,564,710)	104,058,385

Recognition of compensation expense related to issuance of stock options	—	—	1,332,786	—	1,332,786

Tax deficiency related to exercise of stock options	—	—	(1,776)	—	(1,776)

Issuance of stock upon exercise of stock options	83,750	9	64,366	—	64,375

Repurchase and retirement of common stock	(5,330,533)	(533)	(11,451,614)	—	(11,452,147)

Fees related to issuance of stock	—	—	(45,000)	—	(45,000)

Net income	—	—	—	11,269,654	11,269,654

Balance at June 30, 2008	64,796,303	6,480	114,514,853	(9,295,056)	105,226,277

Recognition of compensation expense related to issuance of stock options	—	—	1,163,472	—	1,163,472

Excess tax benefits related to exercise of stock options	—	—	116,593	—	116,593

Issuance of stock upon exercise of stock options	13,750	1	23,374	—	23,375

Repurchase and retirement of common stock	(5,419,004)	(542)	(10,607,773)	—	(10,608,315)

Net income	—	—	—	15,281,121	15,281,121

Balance at June 30, 2009	59,391,049	$5,939	$105,210,519	$5,986,065	$111,202,523

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,281,121	$11,269,654	$6,303,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,303,327	2,507,535	2,013,486
Loss on impairment of fixed assets	—	171,515	—
Loss on disposal of fixed assets	65,760	—	35,924
Provision for bad debts	—	181,081	165,181
Compensation expense related to issuance of stock options	1,163,472	1,332,786	1,692,190
Excess tax benefits related to exercise of stock options	(116,593)	—	(523,964)
Deferred income tax expense	230,923	(198,598)	2,172,618
Changes in operating assets and liabilities:
Due from HMOs, net	(1,997,816)	(1,251,657)	(1,803,016)
Prepaid expenses and other current assets	(104,129)	676,782	(870,957)
Other assets	42,735	(128,743)	151,360
Accounts payable	249,587	(605,151)	369,688
Accrued expenses and other current liabilities	(33,689)	145,851	(275,196)
Income taxes payable	549,398	1,131,324	1,419,894

Net cash provided by operating activities	17,634,096	15,232,379	10,850,653

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(682,948)	(112,512)	(49,648)
Proceeds from sales of certificates of deposit	723,442	15,000	—
Proceeds from sales of fixed assets	—	—	70,000
Acquisition of MDHC Companies, net of cash acquired	—	—	(6,109,980)
Purchase of property and equipment	(3,100,935)	(939,270)	(894,325)

Net cash used in investing activities	(3,060,441)	(1,036,782)	(6,983,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	—	1,813,317
Repayments on note payable	—	—	(1,813,317)
Proceeds from long-term debt	—	—	6,917,808
Repayment on long-term debt	—	(6,083)	(14,690,960)
Principal repayments under capital lease obligations	(115,225)	(113,249)	(96,248)
Proceeds from exercise of stock options	23,375	64,375	103,700
Excess tax benefits related to exercise of stock options	116,593	—	523,964
Payment of fees related to issuance of stock	—	(45,000)	(44,402)
Repurchase of common stock	(10,608,315)	(11,452,147)	—

Net cash used in financing activities	(10,583,572)	(11,552,104)	(7,286,138)

Net increase (decrease) in cash and cash equivalents	3,990,083	2,643,493	(3,419,438)
Cash and cash equivalents at beginning of fiscal year	9,905,740	7,262,247	10,681,685

Cash and cash equivalents at end of fiscal year	$13,895,823	$9,905,740	$7,262,247

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

Purchase of equipment, furniture and fixtures with proceeds of capital lease obligations	$123,831	$38,922	$171,135

Retirement of treasury stock	$10,608,315	$11,452,147	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$8,820,000	$6,200,000	$306,000

Cash paid for interest	$16,255	$20,898	$49,746

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
Business
Effective October 1, 2006, the Company completed the acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”). Accordingly, the revenues, expenses and results of operations of the MDHC Companies have been included in the Company’s consolidated statements of income from the date of acquisition. See Note 3 for a description of the Acquisition and for unaudited pro forma financial information for Fiscal 2007 presenting the Company’s operating results as though the Acquisition occurred at the beginning of the fiscal year.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist mainly of cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable, and capital lease obligations. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. At June 30, 2009 and 2008, the carrying value of the Company’s capital lease obligations approximate fair value based on the terms of the obligations.
Cash and Cash Equivalents
The Company defines cash and cash equivalents as those highly-liquid investments purchased with maturities of three months or less from the date of purchase.

Certificates of Deposit
Certificates of deposit have original maturities of greater than three months and are pledged as collateral in support of various stand-by letters of credit issued as required under the managed care agreements with the Company’s HMO affiliates and as security for various leases. Included in the consolidated balance sheet as of June 30, 2009 are two separate certificates of deposit for approximately $0.6 million and $0.7 million which each exceed the $250,000 Federal Deposit Insurance Corporation limit.
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
As the Company operates in a single segment of business, the Company has determined that it has a single reporting unit and performs the impairment test for goodwill on an enterprise level. In performing the impairment test, the Company compares the current market value of all of its outstanding common stock to the current carrying value of the Company’s total net assets, including goodwill and intangible assets. Depending on the aggregate market value of the Company’s outstanding common stock at the time that an impairment test is required, there is a risk that a portion of the intangible assets would be considered impaired and must be written-off during that period. The Company performs the annual impairment test as of May 1st of each year. Should it later be determined that an indicator of impairment has occurred, the Company would be required to perform an additional impairment test. No impairment charges were required during the fiscal years ended June 30, 2009, 2008 or 2007.
The most significant component of goodwill and other intangible assets consists of the intangible assets recorded in connection with the acquisition of the MDHC Companies (see Note 3). The identifiable intangible assets recorded in connection with the acquisition of the MDHC Companies are subject to amortization and are being amortized over a weighted average amortization period of 7.2 years. Total amortization expense for intangible assets subject to amortization was approximately $1.3 million, $1.6 million, and $1.3 million during Fiscal 2009, 2008 and 2007, respectively. The estimated aggregate amortization expense for intangible assets as of June 30, 2009 will be approximately $1.2 million, $1.2 million, $1.1 million, $0.9 million, and $0.8 million for each of the five succeeding fiscal years, respectively.

Share-Based Payment
The Company applies the provisions of SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment”. SFAS No. 123(R) requires that the cost relating to stock-based payment transactions be recognized in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued.
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
Revenue Recognition
The Company provides services to patients on either a fixed monthly fee arrangement with HMOs or under a fee for service arrangement. The percentage of total revenue relating to Humana approximated 72%, 72% and 74% for Fiscal 2009, 2008 and 2007, respectively. The percentage of total revenue relating to Vista approximated 18%, 19% and 20% for Fiscal 2009, 2008 and 2007, respectively. The percentage of total revenue relating to Wellcare approximated 8%, 8% and 5% for Fiscal 2009, 2008 and 2007, respectively.
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
Under the Company’s risk agreements, the Company assumes responsibility for the cost of all medical services provided to the patient, even those it does not provide directly in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, the Company recognizes losses on its prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2009 and June 30, 2008 because the Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.
The Company’s HMO contracts have various expiration dates ranging from one to three years with automatic renewal terms. Upon negotiation of any of the HMO contracts, the expiration dates may be extended beyond the automatic renewal terms.
Under the Company’s limited risk and non-risk contracts with HMOs, the Company receives a capitation fee or management fee based on the number of patients for which the Company provides services on a monthly basis. Under the Company’s limited risk contracts, it also receives a percentage of the surplus generated as determined by the respective contract. The fees and the Company’s portion of the surplus generated under these arrangements are recorded as revenue in the period in which services are provided as determined by the respective contract.
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
Stop-loss Insurance
Effective June 1, 2007, the health care costs for the Company’s 18 medical centers are limited through agreements with the HMOs. The HMOs charge the Company a per member per month fee that limits the Company’s health care costs for any individual patient. Health care costs in excess of annual limits are generally handled directly by the HMOs and the Company is not entitled to and does not receive any related insurance recoveries. Prior to June 1, 2007, the Company purchased stop-loss insurance for three of its 18 medical centers. Health care costs in the accompanying Consolidated Statements of Income for the three medical centers include expenses of approximately $0.6 million of stop-loss insurance premiums and reductions of expenses of approximately $0.7 million of related recoveries for Fiscal 2007.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives and Hedging Activities”, which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”. SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. No material impact on the Company’s financial statements is expected from the adoption of this standard.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 incorporates specific accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles, as part of the codification effort and in conjunction with SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162.” The adoption of these provisions, effective April 1, 2009, did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. This Statement will be effective for interim and annual reporting ending after September 15, 2009. We do not expect SFAS No. 168 to have a material impact on our consolidated financial statements.

Other Comprehensive Income
The Company had no comprehensive income items other than net income for all years presented.
Subsequent Events
The Company evaluated the events and transactions that occurred between June 30, 2009 and the time these financial statements were filed in this Annual Report on Form 10-K on September 10, 2009. On August 12, 2009, we acquired 100% of the issued and outstanding capital stock of Professional Sleep Diagnostics, Inc., a full service operator of sleep diagnostic centers, for $1.7 million in cash.
NOTE 3 — ACQUISITION
Effective October 1, 2006, the Company completed its acquisition of the MDHC Companies. In connection with the completion of the Acquisition and in consideration for the assets acquired pursuant to the Acquisition, the Company paid the MDHC Companies approximately $5.7 million in cash, issued to the MDHC Companies 20.0 million shares of the Company’s common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies. The 20.0 million shares of the Company’s common stock issued in connection with the Acquisition were issued pursuant to an exemption under the Securities Act of 1933, as amended, and 1.5 million of such 20.0 million shares were placed in escrow as security for indemnification obligations of the MDHC Companies and their principal owners, and, in Fiscal 2007, 264,142 of such shares were cancelled in connection with post-closing purchase price adjustments. The balance of the shares held in escrow were released to the principal owners of the MDHC Companies in April 2008 in accordance with the terms of the escrow agreement. Pursuant to the terms of the Acquisition, the Company paid the principal owners of the MDHC Companies an additional $1.0 million in cash in October 2007. The Company also made certain other payments to the principal owners of the MDHC Companies of approximately $0.1 million related to the collection of certain receivables that were fully reserved on the books of the MDHC Companies as of December 31, 2005.
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
On September 26, 2006, the Company entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR rate (0.31% at June 30, 2009), (ii) requires the Company and its subsidiaries, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (iii) are secured by substantially all of the assets of the Company and its subsidiaries, including those assets acquired pursuant to the Acquisition. Effective October 1, 2006, the Company fully drew on these Term Loans to fund certain portions of the cash payable upon the closing of the Acquisition and these drawings were repaid during Fiscal 2007. As of June 30, 2009, the Company had no outstanding principal balance on its Term Loans.
Also effective September 26, 2006, the Company amended the terms of its existing credit facility that provides for a revolving loan to the Company of $5.0 million (the “Credit Facility”). As a result of this amendment, the Company, among other things, eliminated the financial covenant which previously required the Company’s EBITDA to exceed $1,500,000 on a trailing 12-month basis any time during which amounts are outstanding under the Credit Facility and replaced such covenant with covenants requiring the Company and its subsidiaries, on a consolidated business, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Effective October 1, 2006, the Company drew approximately $1.8 million under the Credit Facility to fund portions of the cash payable upon the closing of the Acquisition and this drawing was repaid during Fiscal 2007. The Credit Facility has a maturity date of December 31, 2009. As of June 30, 2009, the Company had no outstanding principal balance on its Credit Facility.
The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the operating results for the Company for the year ended June 30, 2007 as though the Acquisition of the MDHC Companies occurred at the beginning of the fiscal year. The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the dates indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma consolidated financial information does not give effect to any integration expenses or cost savings or unexpected acquisition costs that may be incurred or realized in connection with the Acquisition. For Fiscal 2007, pre-tax non-continuing compensation expenses incurred by the MDHC Companies of approximately $8.3 million are included in the unaudited pro forma consolidated net income. The unaudited pro forma financial information reflects adjustments for the amortization of intangible assets established as part of the Acquisition consideration allocation in connection with the Acquisition, additional depreciation expense resulting from the property adjustment to reflect estimated fair value, additional rent expense related to a lease for a warehouse building excluded from the Acquisition, a reduction in interest income resulting from the use of cash for payment of the cash consideration in the Acquisition and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on estimates. In addition, adjustments to goodwill subsequent to the Acquisition were primarily from adjustments to amounts due from HMOs, other receivables and accrued expenses as additional information was obtained.

Year Ended
June 30, 2007
Revenue	$240,389,071
Net income	277,454
Diluted earnings per share	—
The Acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the results of operations of the MDHC Companies have been included in the Company’s consolidated statements of income from the date of acquisition.

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

			Estimated
	June 30,		Useful Lives
	2009	2008	(in years)
Land	$1,919,746	$1,919,746	—
Building and improvements	4,754,375	4,738,175	40
Construction in progress	1,175,462	119,829	—
Vehicles	724,479	622,444	5
Furniture, fixtures and equipment	5,028,440	4,894,797	3-5
Furniture and equipment under capital lease	474,389	517,253	3-5
Leasehold improvements	1,160,692	267,526	5

	15,237,583	13,079,770
Less accumulated depreciation and amortization	(4,748,200)	(4,716,343)

	$10,489,383	$8,363,427

Depreciation expense for the years ended June 30, 2009, 2008 and 2007 was approximately $1,033,000, $901,000 and $687,000, respectively.
The Company has entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over three to five years at incremental borrowing rates ranging from 6% to 8% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $322,000 and $384,000 at June 30, 2009 and 2008, respectively. Amortization of assets recorded under capital lease agreements was approximately $103,000, $100,000 and $74,000 for the years ended June 30, 2009, 2008 and 2007, respectively, and is included in depreciation expense for all years presented.
Included in general and administrative expense for Fiscal 2008 is a loss on impairment of fixed assets of approximately $0.2 million related to the ValuClinic operations, a line of consumer oriented, retail-based health centers, that were terminated in September 2008.
Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2010	$130,695
2011	63,467
2012	14,773

208,935
Less amount representing imputed interest	3,950

Present value of obligations under capital lease	204,985
Less current portion	122,702

Long-term capital lease obligations	$82,283

The current and long-term portions of obligations under capital leases are classified within accrued expenses and other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets.
NOTE 5 — DEBT
The Company has in place a Credit Facility that provides for a revolving loan to the Company of $5.0 million and two Term Loans with maximum loan amounts available for borrowing totaling $4.5 million as of June 30, 2009 (see Note 3). At June 30, 2009 and 2008, there was no outstanding principal balance on the Credit Facility and Term Loans. The Credit Facility and Term Loans have variable interest rates at a per annum rate equal to the sum of 2.5% and the 30-day Dealer Commercial Paper Rate (0.35% at June 30, 2009) and the sum of 2.4% and the one-month LIBOR (0.31% at June 30, 2009), respectively. All assets, excluding capitalized lease assets, of the Company serve as collateral for the Credit Facility and Term Loans.

NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Year Ended June 30,
	2009	2008	2007

Basic weighted average number of shares outstanding	61,405,620	68,862,836	65,044,319
Dilutive effect of stock options	1,082,720	1,144,924	1,280,294

Diluted weighted average number of shares outstanding	62,488,340	70,007,760	66,324,613

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	3,775,750	2,998,250	18,000
Warrants	—	—	760,000
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
The Company applies the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that the cost relating to stock-based payment transactions be recognized in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued.
The Company calculates the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during Fiscal 2009 and 2008 was calculated based on the following assumptions: risk-free interest rate ranging from 0.66% to 3.19% and 1.61% to 4.22%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 58.6% and 59.5%, respectively; and weighted-average expected life of the options ranging from 2 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during Fiscal 2007 was calculated based on the following assumptions: risk-free interest rate ranging from 4.81% to 5.18%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 63.7%; and weighted-average expected life of the option ranging from 2 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
The Company recognized share-based compensation cost of $1.2 million, $1.3 million and $1.7 million for Fiscal 2009, 2008 and Fiscal 2007, respectively. For Fiscal 2009, the Company recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million. For Fiscal 2008, the Company did not recognize any excess tax benefits resulting from the exercise of stock options. For Fiscal 2007, the Company recognized excess tax benefits of approximately $0.5 million resulting from the exercise of stock options. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities in Fiscal 2009 and Fiscal 2007 of $0.1 million and $0.5 million, respectively. During Fiscal 2009, 2008 and 2007, the Company issued 13,750 shares, 83,750 shares and 64,750 shares, respectively, of common stock resulting from the exercise of stock options.

The following table summarizes information related to the Company’s stock option activity for Fiscal 2009:

	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at beginning of the year	5,373,804	$1.95
Granted	1,017,500	2.27
Exercised	(13,750)	1.70
Forfeited	(48,750)	2.55
Expired	(32,500)	2.29

Outstanding at end of the year	6,296,304	$2.00

Exercisable at end of the year	4,324,654

Weighted average fair value per share of options granted during the year	$1.04

The weighted average fair value per share of options granted during Fiscal 2008 and 2007 was $1.17 and $1.42, respectively.
The following table summarizes information about options outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of		Weighted	Weighted Average		Weighted	Weighted Average
Exercise	Number	Average	Remaining	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Contractual Life

$0.66-$2.38	3,383,054	$1.48	5.6	2,516,804	$1.18	4.4
$2.40-$3.57	2,913,250	$2.59	7.1	1,807,850	$2.60	6.9
The total intrinsic value of options outstanding and options exercisable was $2.9 million at June 30, 2009. The total intrinsic value of options exercised during Fiscal 2009, 2008 and 2007 was approximately $9,000, $0.1 million and $0.1 million, respectively. As of June 30, 2009, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.
The Company had 7,584,721 shares of common stock reserved for future issuance related to stock options at June 30, 2009.
NOTE 8 — INCOME TAXES
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Effective July 1, 2007, the Company adopted the provisions of FIN 48. The implementation of FIN 48 had no impact on our liability for unrecognized tax benefits. Our liability for unrecognized tax benefits was approximately $0.9 million at June 30, 2009 and approximately $0.8 million at both June 30, 2008 and July 1, 2007 and is included in other liabilities on the consolidated balance sheets. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $0.9 million, which includes accrued interest and penalties of approximately $52,000, $47,000 and $20,000 at June 30, 2009, June 30, 2008 and July 1, 2007, respectively. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2010. The Company is no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2005.
The Company recorded an income tax provision of $9.6 million, $7.1 million and $3.9 million for Fiscal 2009, 2008 and 2007, respectively. The income tax provision consisted of the following:

	Year Ended June 30,
	2009	2008	2007

Current:
Federal	$8,199,853	$6,408,183	$1,425,993
State	1,158,154	923,142	293,994

Total	9,358,007	7,331,325	1,719,987

Deferred:
Federal	181,483	(171,415)	1,897,669
State	60,831	(27,183)	274,949

Total	242,314	(198,598)	2,172,618

Total income tax provision	$9,600,321	$7,132,727	$3,892,605

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred income tax assets and deferred income tax liabilities are as follows:

	June 30,
	2009	2008	2007

Deferred income tax assets:
Bad debt and notes receivable reserve	$—	$303,871	$296,420
Other	75,573	110,062	434,225
Impairment charge	999,617	1,256,398	1,476,110
Share-based compensation	1,861,818	1,318,073	823,320

Deferred income tax assets	2,937,008	2,988,404	3,030,075
Deferred income tax liabilities:
Depreciable/amortizable assets	(5,818,179)	(5,638,652)	(5,342,721)
Basis difference in tangible assets	(617,553)	(617,553)	(872,762)

Deferred income tax liabilities	(6,435,732)	(6,256,205)	(6,215,483)

Net deferred income tax liabilities	$(3,498,724)	$(3,267,801)	$(3,185,408)

SFAS No. 109 requires a valuation allowance to reduce the deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, the Company’s projections of future taxable income and profitability in recent fiscal years), management determined that no valuation allowance was necessary at June 30, 2009, 2008 and 2007 to reduce the deferred income tax assets to the amount that will more likely than not be realized. At June 30, 2009, the Company did not have any net operating losses available for carryforward.
A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for the years ended June 30, 2009, 2008 and 2007 is as follows:

	Year Ended June 30,
	2009	2008	2007

Statutory federal rate	35.00%	35.00%	34.00%
State income taxes, net of federal income tax benefit	3.58	3.58	3.63
Goodwill and other non-deductible items	0.01	0.18	0.55

Effective tax rate	38.59%	38.76%	38.18%

NOTE 9 — SHARE REPURCHASE PROGRAM
In November 2008 and March 2009, the Company’s Board of Directors increased the Company’s previously announced program to authorize the repurchase of an additional 2,500,000 and 2,500,000 shares of the Company’s common stock, respectively, bringing the total number of shares of common stock authorized for repurchase under the program to 15,000,000 shares. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. As of August 31, 2009, the Company had repurchased 11,907,004 shares of its common stock for approximately $25.0 million.
NOTE 10 — EMPLOYEE BENEFIT PLAN
As of January 1, 1997, the Company adopted a tax qualified employee savings and retirement plan covering the Company’s eligible employees. The Continucare Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) was amended and restated in June 2001. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to have his or her compensation reduced by up to 75% (subject to IRS limits) and have that amount contributed to the 401(k) Plan. In October 2001, the Internal Revenue Service issued a favorable determination letter for the 401(k) Plan.
Under the 401(k) Plan, new employees who are at least 18 years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to contribute to the 401(k) Plan up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ended June 30, 2009, 2008 or 2007. Participants in the 401(k) Plan would not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.
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

Leases
The Company leases office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was approximately $2.7 million, $2.8 million and $2.6 million for the years ended June 30, 2009, 2008 and 2007, respectively. Future annual minimum payments under such leases as of June 30, 2009 are as follows:
For the fiscal year ending June 30,

2010	$1,852,224
2011	1,446,603
2012	721,098
2013	431,701
2014 and thereafter	911,685

Total	$5,363,311

NOTE 12 — VALUATION AND QUALIFYING ACCOUNTS
Activity in the Company’s valuation and qualifying accounts consists of the following:

	Year ended June 30,
	2009	2008	2007

Allowance for doubtful accounts related to accounts and other receivables:
Balance at beginning of period	$783,741	$802,239	$798,257
Provision for doubtful accounts	—	181,081	165,181
Write-offs of uncollectible accounts receivable	(783,741)	(199,579)	(161,199)

Balance at end of period	$—	$783,741	$802,239

NOTE 13 — RELATED PARTY TRANSACTIONS
As a result of the acquisition of the MDHC Companies, the Company became a party to two lease agreements for office space owned by Dr. Luis Cruz and Jose M. Garcia, principal owners of the MDHC Companies. Dr. Cruz is a director of the Company and Mr. Garcia was an officer of the Company through January 15, 2009. The Company terminated one of the lease agreements effective September 30, 2007. For Fiscal 2009, 2008 and 2007, expenses related to these leases were approximately $0.4 million, $0.4 million and $0.3 million.
Effective November 1, 2007, the Company entered into agreements with Centers of Medical Excellence, Inc., an entity owned by Dr. Cruz pursuant to which this entity will act as one of the Company’s independent physician affiliates in connection with the provision of primary care health services to a limited number of Medicare Advantage members enrolled in plans sponsored by CarePlus Health Plans, Inc. The arrangement is on substantially similar terms to those between the Company and its other independent physician affiliates under at risk arrangements where the Company provides medical utilization services and pays a primary care capitation fee to the provider. Under this arrangement, CarePlus pays the Company a monthly capitation fee based on the number of CarePlus Medicare Advantage members who have selected Centers of Medical Excellence as their primary care provider and the Company in turn pays a monthly primary care capitation fee to Centers of Medical Excellence. Centers of Medical Excellence is also eligible to receive a bonus from the Company if they operate in a cumulative surplus. For Fiscal 2009, the Company sustained an operating loss of $0.2 million under this arrangement.
On February 5, 2008, the Company repurchased an aggregate of 600,000 shares of its common stock from Dr. Cruz, as trustee of the Luis Cruz Irrevocable Trust A, the Luis Cruz Irrevocable Trust B and the Luis Cruz Irrevocable Trust C. The Company paid $2.25 per share for the shares for an aggregate purchase price of $1,350,000. The per share purchase price paid by the Company represented a 10% discount from the closing price of the Company’s common stock on February 4, 2008.
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
On October 23, 2008, the Company entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that will seek to establish special purpose medical provider networks. As of June 30, 2009, the Company had made contributions of approximately $0.3 million to fund operations of the joint venture.
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
NOTE 14 — QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2009
	First		Third		Full
	Quarter	Second Quarter	Quarter	Fourth Quarter	Year

Total revenue	$65,064,634	$65,539,894	$75,395,799	$75,270,033	$281,270,360
Net income	$2,496,132	$3,659,810	$4,326,503	$4,798,676	$15,281,121
Net income per common share:
Basic	$.04	$.06	$.07	$.08	$.25
Diluted	$.04	$.06	$.07	$.08	$.24

	For the Year Ended June 30, 2008
	First		Third		Full
	Quarter	Second Quarter	Quarter	Fourth Quarter	Year

Total revenue	$60,922,664	$61,485,447	$65,936,165	$66,095,772	$254,440,048
Net income	$1,921,500	$2,511,685	$3,675,501	$3,160,968	$11,269,654
Basic and diluted net income per common share	$.03	$.04	$.05	$.05	$.16
Basic and diluted net income per common share for each of the quarters presented above are based on the respective weighted average number of common shares outstanding for the quarters. The sum of the quarterly basic and diluted net income per common share amounts may not be equal to the full year basic and diluted net income per common share amounts due to rounding.

EXHIBIT INDEX

Exhibit
Description	Number

Subsidiaries of the Company	21.1

Consent of Independent Registered Public Accounting Firm	23.1

Section 302 Certification of Chief Executive Officer	31.1

Section 302 Certification of Chief Financial Officer	31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2