Form 10-K/A
period 2009-06-30
CONTINUCARE CORP
filed 2009-10-27
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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
Number of shares outstanding of each of the registrant’s classes of Common Stock at October 15, 2009: 59,501,049 shares of Common Stock, $.0001 par value per share.
EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by Continucare Corporation (the “Registrant”) to amend the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on September 10, 2009 (the “Original Filing”) to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED JUNE 30, 2009

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Identification of Directors
     The following individuals are directors serving on our Board of Directors.

Name	Age

Richard C. Pfenniger, Jr.	54
Luis Cruz, M.D.	48
Robert J. Cresci	65
Neil Flanzraich	66
Phillip Frost, M.D.	72
Jacob Nudel, M.D.	61
Jacqueline M. Simkin	66
A. Marvin Strait	75
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
     Neil Flanzraich has served as one of our directors since March 2002. Mr. Flanzraich is a private investor. From May 1998 until February 2006, he served as the Vice Chairman and President of IVAX Corporation. Mr. Flanzraich served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliff, a law firm, from 1995 to 1998. From 1981 to 1994, Mr. Flanzraich served in various capacities at Syntex Corporation and as a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., Mr. Flanzraich served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. Mr. Flanzraich was Chairman of the Board of Directors of North American Vaccine, Inc. from 1989 to 2000. Mr. Flanzraich also currently serves on the Boards of Directors of Javelin Pharmaceuticals, Inc. (pharmaceuticals), Bellus Health Inc. (formerly Neurochem, Inc.) (healthcare), Equity One, Inc. (real estate), and Chipotle Mexican Grill, Inc. (a chain of Mexican restaurants).

     Phillip Frost, M.D. has served as one of our directors since January 2004. Dr. Frost formerly served on our Board of Directors as Vice Chairman from September 1996 until April 2002. Dr. Frost presently serves as the Chairman of the Board and Chief Executive Officer of OPKO Health, Inc., a specialty pharmaceutical company. He is Vice Chairman of the Board of Directors of TEVA Pharmaceuticals, Ltd. (pharmaceuticals), and Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. (security brokerage) and Ideation Acquisition Corporation (special purpose acquisition corporation). He also serves as a director of Castle Brands, Inc. (developer and marketer of alcoholic beverages), Kidville Inc. (schools), and Prolor Biotech, Inc. (formerly Modigene, Inc.) (biopharmaceuticals). Previously, he served as the Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation from 1987 to 2006 and as President of IVAX Corporation from July 1991 until January 1995. He also served as a director of Northrop Grumman Corporation (aerospace) from 1996 to 2009, and was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost serves on the Board of Regents of the Smithsonian Institution, is a member of the Board of Trustees of the University of Miami, is Chairman of Temple Emanu El, and is a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center.
     Jacob Nudel, M.D. has served as one of our directors since October 2002. Dr. Nudel has served as Chief Executive Officer of Comprehensive Casualty Care, LLC, a company that seeks to establish special purpose medical provider networks, since October 2008. He is also a private investor who founded MDwerks.com Corp., where he served as Chairman from 2000 to 2005. From 1995 to 2000, Dr. Nudel served as Chief Executive Officer of Allied Health Group, Inc. From 1992 to 2000, Dr. Nudel also served as Chief Executive Officer of Florida Specialty Network, Inc.
     Jacqueline M. Simkin has served as one of our directors since September 2008. Ms. Simkin has been the owner and president of Simkin Management Inc., a company which manages investments since 1996. She was a member of the boards of Alpnet Inc. and Thompson Nutritional Technology Inc. from 1998 through 2000. From 1987 to 1995, Ms. Simkin served on the Board of Directors of the Intercontinental Bank. Ms. Simkin served in various management capacities at The Denver Brick Company including serving as the Chairperson and Chief Executive Officer from 1999 through 2001. Ms. Simkin developed real estate from 1976 to 1986 and is a retired member of the British Colombia Bar Association.
     A. Marvin Strait has served as one of our directors since March 2004. Mr. Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and Pikes Peak Educational Foundation. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc. and GP Strategies Corporation, and on the Community Advisory Panel of American National Bank. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (“AICPA”), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council.
(b) Identification of Executive Officers
     The following individuals are our executive officers.

Name	Age	Position

Richard C. Pfenniger, Jr.	54	Chairman of the Board, Chief Executive Officer and President
Fernando L. Fernandez	48	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary
Luis H. Izquierdo	54	Senior Vice President — Marketing and Business Development
Gemma Rosello	53	Executive Vice President — Operations
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
(g) Promoters and Control Persons
     Not applicable.
(h) and (i) Audit Committee and Audit Committee Financial Expert
     Our Audit Committee currently consists of Mr. Cresci, Mr. Flanzraich, Ms. Simkin and Mr. Strait (Chairman). All members of our Audit Committee are independent within the meaning of the listing Standards of the NYSE Amex and applicable law. Our Board of Directors has determined that Mr. Strait meets the attributes of an “audit committee financial expert” within the meaning of SEC regulations.
(j) Procedures for Stockholder Nominations to the Board of Directors
     No material changes to the procedures for nominating directors by our shareholders were made during the fiscal year ended June 30, 2009.
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

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for the fiscal year ended June 30, 2009 (“Fiscal 2009”) were complied with except that each of the following officers did not timely file a Form 4 reflecting one transaction that occurred on September 19, 2008: Richard C. Pfenniger, Jr., Fernando L. Fernandez, Luis H. Izquierdo and Gemma Rosello. The Form 4s were filed by these officers on October 20, 2008.
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
     The Compensation Committee’s charter reflects these responsibilities, and the Compensation Committee and the Board periodically review and, if appropriate, revise the charter. The Board determines the Compensation Committee’s membership. During Fiscal 2009, Robert J. Cresci, Neil Flanzraich, Jacqueline M. Simkin and A. Marvin Strait, C.P.A., each of whom are non-employee independent directors, comprised the Compensation Committee. The Compensation Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Compensation Committee reports on Compensation Committee actions and recommendations, with all discussions of executive compensation occurring in executive sessions of the Board.
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

Role of Executive Officers in Compensation Decisions
     The Compensation Committee makes all compensation decisions for the Named Executive Officers. Our Chief Executive Officer works closely with the Compensation Committee on compensation matters. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than the Chief Executive Officer and beginning in 2009, the Executive Vice President of Operations, whose performance is reviewed by the Compensation Committee) and the compensation paid to those individuals during the past fiscal year, and makes recommendations regarding compensation to be paid to those individuals during the next fiscal year. The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salary, annual cash incentive awards and stock option awards, are presented to the Compensation Committee. Following a review of these conclusions and recommendations, the Compensation Committee will make compensation decisions for these executives as it deems appropriate, including approving the Chief Executive Officer’s recommendations or modifying upward or downward any recommended amounts or awards to the Named Executive Officers. The Compensation Committee meets with the Chief Executive Officer annually to discuss his performance, but ultimately decisions regarding his compensation are made solely by the Compensation Committee based on its deliberations.
Named Executive Officer Compensation Components
     For the fiscal year ended June 30, 2009, base salary, an annual cash incentive bonus opportunity and long-term equity incentive compensation were the principal components of compensation for the Named Executive Officers.
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
     The Chief Executive Officer’s Fiscal 2009 base salary increased 10.7% from Fiscal 2008 and the other Named Executive Officers’ Fiscal 2009 base salaries increased in the range of 3.0% to 7.0% from Fiscal 2008. Effective September 2008, the Named Executive Officers’ Fiscal 2009 base salaries were as follows: Mr. Pfenniger — $415,000; Mr. Fernandez — $230,000; Mr. Izquierdo - $237,000 and Ms. Rosello — $245,000. For Fiscal 2010, the Compensation Committee has approved an increase of 8.4% in the Chief Executive Officer’s base salary from Fiscal 2009 and increases ranging from 2.5% to 4.8% in the base salaries of the other Named Executive Officers. Effective September 2009, the Named Executive Officers’ Fiscal 2010 base salaries are as follows: Mr. Pfenniger — $450,000; Mr. Fernandez — $241,000; Mr. Izquierdo $243,000 and Ms. Rosello — $256,000.

     Long-Term Equity Incentive Compensation
     Our long-term equity incentive compensation program provides an opportunity for the Named Executive Officers to increase their stake in our Company through grants of options to purchase shares of our common stock and encourages the Named Executive Officers to manage our Company from the perspective of an owner with an equity stake in the business. Each grant allows the executive to acquire shares of common stock at an exercise price equal to the closing price of our common stock on the grant date over a specified period of time not to exceed 10 years. Generally, the options become exercisable in a series of installments over a three or four-year period, contingent upon the executive officer’s continued employment with us. Accordingly, the option grant will provide a positive return to the executive officer only if he or she remains employed by us during the vesting period, and then only if the market price of the shares appreciates over the option term.
     The Compensation Committee’s grant of stock options to the Named Executive Officers is entirely discretionary, subject to any limitations set by our Amended and Restated 2000 Stock Incentive Plan, and is generally made on a once-a-year basis. Decisions by the Compensation Committee regarding grants of stock options to the Named Executive Officers (other than the Chief Executive Officer and beginning in 2009, the Executive Vice President of Operations) are generally made based upon the recommendation of the Chief Executive Officer, and includes the consideration of the executive officer’s current position with us, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries. In addition, the Compensation Committee considers the number of outstanding and previously granted options of the executive, as well as the other components of his or her total compensation in determining the appropriate grant. In Fiscal 2009 and 2010, all of the Named Executive Officers were granted options to purchase shares of our common stock, with an exercise price equal to the market value of the common stock on the date of grant, and which vest in equal annual amounts over a four-year period, in connection with their services for Fiscal 2008 and Fiscal 2009, respectively. In September 2008, the following grants of options were made to our Named Executive Officers in connection with their services for Fiscal 2008: Mr. Pfenniger — option to purchase 175,000 shares; Ms. Rosello — option to purchase 100,000 shares; Mr. Fernandez — option to purchase 100,000 shares; and Mr. Izquierdo — option to purchase 50,000 shares. In September 2009, the following grants were made to our Named Executive Officers in connection with their services for Fiscal 2009: Mr. Pfenniger — option to purchase 175,000 shares; Ms. Rosello — option to purchase 100,000 shares; Mr. Fernandez — option to purchase 100,000 shares; and Mr. Izquierdo — option to purchase 50,000 shares.
     We have generally approved grants of stock options in specific amounts as part of an executive officer’s initial employment with us. We do not have any program or practice to time annual or other grants of stock options in coordination with the release of material non-public information or otherwise.
     Annual Cash Incentive Program
     We maintain an annual cash incentive bonus plan which provides for the payment of cash bonuses to eligible members of our management team, including the Named Executive Officers. The purpose of the cash incentive bonus plan is to provide incentives to those employees who have the ability to impact operating performance, to address and achieve annual performance goals and to participate in our growth and profitability. Under the terms of the plan for Fiscal 2009, a pool was established from which bonuses would be paid in an amount equal to 15% of the amount by which our pre-tax earnings for Fiscal 2009 exceeded a pre-determined threshold. Distributions of awards from the bonus pool to eligible employees, including the Named Executive Officers are determined by the Compensation Committee, which considers the recommendations of the Chief Executive Officer for all participants other than himself. The bonus payable from the pool to the Chief Executive Officer is based solely upon Compensation Committee deliberations.
     In September 2009, the Compensation Committee met to determine bonuses under the plan for Fiscal 2009 to Named Executive Officers. Based on Continucare’s performance during Fiscal 2009, and based upon Mr. Pfenniger’s recommendations with respect to the Named Executive Officers other than himself, the Compensation Committee awarded annual cash incentive program compensation to the named executive officers as follows: Mr. Pfenniger — $265,000; Mr. Fernandez — $125,000; Ms. Rosello — $125,000 and Mr. Izquierdo — $60,000.
     The Compensation Committee approved an annual cash incentive bonus plan for Fiscal 2010 under the same general framework as the Fiscal 2009 plan. The plan for Fiscal 2010 was approved by the Compensation Committee at a meeting held in September 2009, which was its first meeting after completion of our fiscal year ended June 30, 2009. Under the terms of the plan for Fiscal 2010, a bonus pool will be established in an amount equal to 20% of the amount by which our pre-tax earnings exceed a pre-determined threshold. The Compensation Committee believes that the threshold target provides a meaningful incentive to executives to improve performance in a manner that is consistent with the interests of our shareholders. As with the annual cash incentive plan for Fiscal 2009, no bonuses will be payable under the plan for Fiscal 2010 if the threshold financial performance target is not exceeded.

     Other Compensation and Benefits
     Named Executive Officers receive additional compensation in the form of vacation, medical, 401(k), and other benefits generally available to all of our full time employees. While we generally do not provide perquisites to our executive officers, certain Named Executive Officers received modest automobile allowances and we paid medical and life insurance premiums on behalf of all of the Named Executive Officers which exceed the premiums paid by us on behalf of our non-executive employees.
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
Neil Flanzraich
Jacqueline M. Simkin
A. Marvin Strait, C.P.A.

Compensation of Named Executive Officers
Summary Compensation Table
     The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of the Named Executive Officers (as defined in the “Compensation Discussion and Analysis” section above) for the fiscal years ended June 30, 2009, 2008 and 2007. We do not have employment agreements with any of the Named Executive Officers.

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards	Awards(1)	Compensation	Earnings	Compensation(2)	Total

Richard C. Pfenniger, Jr.,	2009	$407,519	—	—	$210,161	$265,000	—	$13,435	$896,115
Chairman of the Board,	2008	$371,539	—	—	$208,907	$300,000	—	$15,940	$896,386
President and Chief	2007	$346,077	—	—	$259,195	—	—	$14,312	$619,584
Executive Officer

Gemma Rosello,	2009	$242,331	—	—	$161,583	$125,000	—	$13,821	$542,735
Executive Vice	2008	$227,942	—	—	$158,082	$150,000	—	$14,237	$550,261
President — Operations	2007	$211,596	—	—	$146,004	—	—	$13,416	$371,016

Fernando L. Fernandez,	2009	$227,481	—	—	$99,577	$125,000	—	$15,501	$467,559
Senior Vice	2008	$212,885	—	—	$84,805	$150,000	—	$15,940	$463,630
President-Finance, Chief	2007	$198,038	—	—	$273,951	—	—	$14,312	$486,301
Financial Officer, Treasurer and Secretary

Luis H. Izquierdo, Senior	2009	$236,115	—	—	$60,816	$60,000	—	$14,479	$371,410
Vice President-Marketing	2008	$228,923	—	—	$65,934	$100,000	—	$14,912	$409,769
and Business Development	2007	$218,789	—	—	$127,883	—	—	$11,956	$358,628

(1)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2009. Assumptions used in the calculation of these amounts are included in footnote 7 to our audited financial statements for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 10, 2009. There were no forfeitures during Fiscal 2009. Additional information regarding these stock options awarded to the Named Executive Officers in Fiscal 2009, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards — Fiscal 2009” table below.

(2)	Includes the amount of the insurance premiums paid by us on behalf of the Named Executive Officers that exceed the insurance premiums paid by us on behalf of our non-executive employees, and also includes car allowances of $6,231 paid to each of Ms. Rosello and Mr. Izquierdo.

Grants of Plan-Based Awards — Fiscal 2009
     The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to our non-equity and equity incentive plans in the fiscal year ended June 30, 2009.

								All Other	All Other	Exercise
								Stock Awards:	Option Awards:	or Base	Grant Date
		Estimated Possible Payouts Under						Number of	Number of	Price of	Fair Value
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Shares of	Securities	Option	of Stock
	Grant	Awards(1)			Equity Incentive Plan Awards			Stock or	Underlying	Awards	and Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options(2)	($ / Sh)	Awards(3)
Richard C. Pfenniger, Jr.	9/19/08	—	N/A	N/A	—	—	—	—	175,000	$2.38	$200,000

Gemma Rosello	9/19/08	—	N/A	N/A	—	—	—	—	100,000	$2.38	$114,000

Fernando Fernandez	9/19/08	—	N/A	N/A	—	—	—	—	100,000	$2.38	$114,000

Luis Izquierdo	9/19/08	—	N/A	N/A	—	—	—	—	50,000	$2.38	$57,000

(1)	Represents the estimated possible payouts of cash awards under our annual incentive plan which is tied to financial performance goals. Our annual incentive plan is more fully described in the “Compensation Discussion and Analysis” section beginning on page 8. No threshold payment is disclosed because no payments would be payable under the annual incentive plan until pre-tax profits exceed the threshold amount. Further, no target amount is provided because no target amounts were established and no maximum amount is presented because this plan does not limit the maximum potential payout. The Compensation Committee determines payouts under our Annual Cash Incentive Program after determining amounts available to be paid out following the end of the fiscal year.

(2)	All options are to purchase shares of our common stock granted under our Amended and Restated 2000 Stock Incentive Plan. Each grant vests 25% over the first four years from the date of grant.

(3)	Represents the approximate grant date fair value computed in accordance with FAS 123(R).

Outstanding Equity Awards at Fiscal Year-End — 2009
     The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of June 30, 2009.

	Option Awards
				Equity
				Incentive
				Plan Awards:
	Number of			Number of
	Securities			Securities
	Underlying			Underlying
	Unexercised			Unexercised	Option	Option
	Options			Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options	Price	Date
Richard C. Pfenniger, Jr.	821,970	—		—	$0.66	10/1/13
	150,000	50,000	(1)	—	2.42	12/6/15
	112,500	37,500	(2)	—	2.77	9/12/16
	75,000	75,000	(3)	—	2.51	9/11/17
	43,750	131,250	(4)	—	2.38	9/19/18

Gemma Rosello	100,000	—		—	$2.69	5/26/15
	56,250	18,750	(1)	—	2.42	12/6/15
	56,250	18,750	(2)	—	2.77	9/12/16
	37,500	37,500	(3)	—	2.51	9/11/17
	25,000	75,000	(4)	—	2.38	9/19/18

Fernando L. Fernandez	350,000	—		—	$1.98	6/14/14
	56,250	18,750	(1)	—	2.42	12/6/15
	37,500	12,500	(2)	—	2.77	9/12/16
	37,500	37,500	(3)	—	2.51	9/11/17
	25,000	75,000	(4)	—	2.38	9/19/18

Luis H. Izquierdo	300,000	—		—	$1.51	1/5/14
	56,250	18,750	(1)	—	2.42	12/6/15
	18,750	6,250	(2)	—	2.77	9/12/16
	25,000	25,000	(3)	—	2.51	9/11/17
	12,500	37,500	(4)	—	2.38	9/19/18

(1)	Vests in four equal annual installments beginning on December 6, 2006.

(2)	Vests in four equal annual installments beginning on September 12, 2007.

(3)	Vests in four equal annual installments beginning on September 11, 2008.

(4)	Vests in four equal annual installments beginning on September 19, 2009.
Option Exercises and Stock Vested — Fiscal 2009
     No stock options were exercised by the Named Executive Officers in the fiscal year ended June 30, 2009.

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
Compensation of Directors
     Our Compensation Committee recommends director compensation to the Board. In developing their recommendation, the Compensation Committee strives to set a mix of cash and equity-based compensation in amounts which fairly compensate the directors for their expected time commitments and responsibilities in serving on the Board and which aligns the directors interests with the long term interests of shareholders. Excluding Ms. Simkin, each of our non-employee directors received a cash retainer of $30,000 for his service on the Board in Fiscal 2009. Ms. Simkin received a cash retainer of $22,500 for her service on the Board in Fiscal 2009 due to her appointment to the Board during the fiscal year (September 2008). In addition, for Fiscal 2009, the Chairman of each of the Nominating Committee and the Compensation Committee received an additional cash retainer of $5,000 and the Chairman of the Audit Committee received an additional cash retainer of $10,000. Also, each of our non-employee directors were granted fully vested options to purchase 25,000 shares of common stock during Fiscal 2009.
Director Compensation — Fiscal 2009
     The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended June 30, 2009.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards(1)	Compensation	Earnings	Compensation	Total
Robert J. Cresci	$35,000	—	$14,505	—	—	—	$49,505

Luis Cruz, M.D.	$30,000	—	$14,505	—	—	—	$44,505

Neil Flanzraich	$30,000	—	$14,505	—	—	—	$44,505

Phillip Frost, M.D.	$35,000	—	$14,505	—	—	—	$49,505

Jacob Nudel, M.D.	$30,000	—	$14,505	—	—	—	$44,505

Jacqueline Simkin	$22,500	—	$14,505	—	—	—	$37,005

A. Marvin Strait	$40,000	—	$14,505	—	—	—	$54,505

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2009. Assumptions used in the calculation of these amounts are included in footnote 7 to our audited financial statements for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 10, 2009. There were no forfeitures during Fiscal 2009. The grant date fair value of the stock option awards granted during Fiscal 2009 and computed in accordance with FAS 123(R) was $0.58 per share. The table below sets forth the aggregate number of stock options of each non-employee director outstanding as of June 30, 2009:

Name	Stock Options
Robert J. Cresci	215,000
Luis Cruz, M.D.	50,000
Neil Flanzraich	115,000
Phillip Frost, M.D.	115,000
Jacob Nudel, M.D.	95,000
Jacqueline Simkin	25,000
A. Marvin Strait	108,334

Compensation Committee Interlocks and Insider Participation
     During Fiscal 2009, our Compensation Committee was comprised of the following four members: Robert J. Cresci (Chairman), Neil Flanzraich, Jacqueline Simkin, and A. Marvin Strait. There are no interlocking relationships between members of our Compensation Committee and the compensation committees of other companies’ board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information as of October 15, 2009 concerning the beneficial ownership of the common stock by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of its common stock. All such shares were owned directly with sole voting power and investment power unless otherwise indicated.

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership(1)		Common Stock(2)
Robert Cresci	415,000	(3)	*
c/o Pecks Management Partners, Ltd. One Rockefeller Plaza Suite 1427 New York, NY 10020
Luis Cruz, M.D.	50,000	(6)	*
3233 Palm Avenue Hialeah, FL 33012
Neil Flanzraich	315,000	(4)	*
4400 Biscayne Boulevard Miami, FL 33137
Phillip Frost, M.D.	26,105,917	(5)	43.8%
4400 Biscayne Boulevard Miami, FL 33137
Fernando L. Fernandez	525,000	(6)	*
Luis H. Izquierdo	431,250	(6)	*
Jacob Nudel, M.D.	145,000	(7)	*
333 Las Olas Way, #3703 Fort Lauderdale, FL 33301
Richard C. Pfenniger, Jr.	1,846,250	(8)	3.0%
Gemma Rosello	293,750	(6)	*
Jacqueline M. Simkin	597,640	(9)	1.0%
801 Brickell Avenue Suite 2350 Miami, FL 33131
A. Marvin Strait	135,000	(10)	*
2 North Cascade Avenue Suite 1300 Colorado Springs, CO 80903
T. Rowe Price	4,160,000	(11)	7.0%
Owings Mills Corporate Campus 4515 Painters Mill Road Owings Mills, Maryland 21117-4903
All directors and executive officers as a group (11 persons)	30,859,807		49.2%

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”); the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act.

(2)	Based on 59,501,049 shares outstanding as of October 15, 2009.

(3)	Includes 215,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2009.

(4)	Includes 115,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2009.

(5)	Includes (i) 24,771,604 shares owned beneficially through Frost Gamma Investments Trust; (ii) 819,313 shares beneficially owned through Frost Nevada Investments Trust; (iii) 400,000 shares of stock owned directly by Dr. Frost and (iv) 115,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2009.

(6)	Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15,2009.

(7)	Includes 95,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2009.

(8)	Includes 1,253,220 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2009.

(9)	Includes 572,640 shares of common stock held by the Jacqueline Simkin Trust, of which Ms. Simkin is a beneficiary, and 25,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2009.

(10)	Includes 108,334 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2009.

(11)	We have reason to believe such information is accurate; however, to date T. Rowe Price has not filed a Schedule 13G with the SEC.

Securities Authorized For Issuance Under Equity Compensation Plans
     The following table provides information as of June 30, 2009, with respect to all of our equity compensation plans under which equity securities are authorized for issuance.

Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in first
Plan Category	and rights	and rights	column)
Plans approved by shareholders	6,296,304	$2.00	1,288,417
Plans not approved by shareholders	—	—	—

	6,296,304		1,288,417

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The Board of Directors considered transactions and relationships between each director or any member of his immediate family and Continucare and its subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors or their known affiliates and members of our senior management or their known affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the listing standards of NYSE Amex and applicable law. The Board of Directors affirmatively determined that a majority of our directors, including Mr. Cresci, Mr. Flanzraich, Dr. Frost, Ms. Simkin and Mr. Strait, are “independent” directors within the meaning of the listing standards of NYSE Amex and applicable law.
     The Audit Committee reviews and approves transactions in which Continucare was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party. In Fiscal 2009, no related party transaction occurred where this process was not followed.
     As a result of the acquisition of Miami Dade Health Centers, Inc. and its affiliated companies effective October 1, 2006, we became a party to a lease agreement for office space owned by Dr. Luis Cruz, a director of Continucare. For Fiscal 2009, expenses related to this lease were approximately $0.4 million.
     On September 19, 2008, we purchased an aggregate of 400,000 shares of our common stock from certain family trusts of Dr. Cruz. Dr. Cruz does not have beneficial ownership in the shares of common stock held by these family trusts. We paid $2.14 per share for the shares for an aggregate purchase price of $856,000. The per share purchase price paid by us represented a 10% discount from the closing price of our common stock on September 19, 2008.
     On October 23, 2008, we entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that will seek to establish special purpose medical provider networks. As of June 30, 2009, we made contributions of approximately $0.3 million to fund operations of the joint venture.
     On March 12, 2009, we purchased an aggregate of 350,000 shares of our common stock from certain family trusts of Dr. Cruz. Dr. Cruz does not have a beneficial ownership in the shares of common stock held by these family trusts. We paid $1.69 per share for the shares for an aggregate purchase price of $591,500. The per share purchase price paid by us represented a 5% discount from the closing price of our common stock on March 12, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents fees for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the audit of our annual financial statements, fees for audit-related services, tax services and all other services.

	Fiscal	Fiscal
	2009	2008
Audit fees (a)	$847,936	$926,255
Audit related fees (b)	—	—
Tax fees (c)	24,000	24,000
All other fees (d)	—	—

	$871,936	$950,255

(a)	Audit fees consist of fees associated with the annual audit and the audit of internal control over financial reporting, and the reviews of the quarterly reports on Form 10-Q.

(b)	No audit related fees were incurred in Fiscal 2009 and 2008.

(c)	Tax fees consist of services provided for tax compliance.

(d)	No other fees were incurred in Fiscal 2009 and 2008.
     All audit related services, tax services and other services were pre-approved by our Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. At each Audit Committee meeting, our Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. Our Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.
     Each year, the independent registered public accounting firm’s retention to audit our financial statements, including the associated fee, is approved by our Audit Committee before the filing of the preceding year’s Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements
     Reference is made to the Index set forth on Page F-1 of the Original Filing.
     (a)(2) Financial Statement Schedules
     All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.
     (a)(3) Exhibits

3.1	Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
3.3	First Amendment to the Amended and Restated Bylaws (18)
4.1	Form of certificate evidencing shares of Common Stock (1)
4.2	Registration Rights Agreement, dated as of October 30, 1997, by and between Continucare Corporation and Loewenbaum & Company Incorporated (3)
4.3	Continucare Corporation Amended and Restated 1995 Stock Option Plan** (4)
4.4	Amended and Restated 2000 Stock Option Plan ** (19)
4.5	Convertible Subordinated Promissory Note (6)
4.6	Form of Convertible Promissory Note, dated June 30, 2001 (7)
4.7	Amendment to Convertible Promissory Note, dated March 31, 2003, between Continucare Corporation and Frost Nevada Limited Partnership (7)
4.8	Form of Amendment to Convertible Promissory Note, dated March 31, 2003 (7)
10.1	Form of Stock Option Agreement**(8)
10.2	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1 st day of August, 1998 (9)
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

21.1	Subsidiaries of the Company. (21)
23.1	Consent of Independent Registered Public Accounting Firm. (21)
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Documents incorporated by reference to the indicated exhibit to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 29, 1996.
(2)	Form 8-K dated September 12, 2006, filed September 13, 2006.
(3)	Form 8-K dated October 30, 1997 and filed with the Commission on November 13, 1997.
(4)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.
(5)	Schedule 14A dated January 8, 2007, filed January 8, 2007.
(6)	Form 8-K dated August 3, 2001, filed August 15, 2001.
(7)	Form 10-Q for the quarterly period ended March 31, 2003.
(8)	Form 10-Q for the quarterly period ended September 30, 2004.
(9)	Form 10-K for the fiscal year ended June 30, 2000.
(10)	Form 10-Q for the quarterly period ended December 31, 2004.
(11)	Form 10-K for the fiscal year ended June 30, 2004.
(12)	Form 10-Q for the quarterly period ended March 31, 2000.
(13)	Form 10-Q for the quarterly period ended March 31, 2005.
(14)	Form 8-K dated December 30, 2004, filed January 5, 2005.
(15)	Form 8-K dated March 8, 2006, and filed on March 10, 2006.
(16)	Form 8-K dated May 10, 2006 and filed on May 11, 2006.
(17)	Form 10-Q for the quarterly period ended September 30, 2006.
(18)	Form 8-K dated November 6, 2007 and filed November 7, 2007.
(19)	Form 10-K for the fiscal year ended June 30, 2007.
(20)	Form 8-K dated October 11, 2007 and filed on October 15, 2007.
(21)	Form 10-K for the fiscal year ended June 30, 2009.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION

Dated: October 27, 2009	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	October 27, 2009
/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	October 27, 2009
/s/ Luis Cruz, M.D. Luis Cruz, M.D.	Vice Chairman of the Board and Director	October 27, 2009
/s/ Robert J. Cresci Robert J. Cresci	Director	October 27, 2009
/s/ Neil Flanzraich Neil Flanzraich	Director	October 27, 2009
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	October 27, 2009
/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	October 27, 2009
/s/ Jacqueline M. Simkin Jacqueline M. Simkin	Director	October 27, 2009
/s/ A. Marvin Strait A. Marvin Strait	Director	October 27, 2009

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002