Form 10-Q
period 2009-09-30
CONTINUCARE CORP
filed 2009-11-05
CIK 803352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2716023
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7200 Corporate Center Drive
Suite 600
Miami, Florida	33126
(Address of Principal Executive Offices)	(Zip Code)
(305) 500-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
COMMON STOCK	NYSE AMEX LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
At October 23, 2009, the Registrant had 59,501,049 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$22,791,701	$13,895,823
Due from HMOs, net of a liability for incurred but not reported medical claims of approximately $24,957,000 and $23,719,000 at September 30, 2009 and June 30, 2009, respectively	11,663,865	17,323,599
Prepaid expenses and other current assets	1,197,263	812,970
Deferred income tax assets	142,432	141,420

Total current assets	35,795,261	32,173,812
Certificates of deposit, restricted	1,239,281	1,233,653
Property and equipment, net	11,545,216	10,489,383
Goodwill	73,761,077	73,204,582
Intangible assets, net of accumulated amortization of approximately $3,725,000 and $3,406,000 at September 30, 2009 and June 30, 2009, respectively	5,276,807	5,253,666
Deferred income tax assets	2,826,134	2,795,588
Other assets, net	133,049	152,702

Total assets	$130,576,825	$125,303,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$520,184	$652,305
Accrued expenses and other current liabilities	2,911,128	4,455,675
Income taxes payable	2,588,198	1,575,511

Total current liabilities	6,019,510	6,683,491
Deferred income tax liabilities	6,475,710	6,435,732
Other liabilities	1,135,476	981,640

Total liabilities	13,630,696	14,100,863
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 59,471,049 shares issued and outstanding at September 30, 2009 and 59,391,049 shares issued and outstanding at June 30, 2009	5,947	5,939
Additional paid-in capital	105,645,778	105,210,519
Accumulated earnings	11,294,404	5,986,065

Total shareholders’ equity	116,946,129	111,202,523

Total liabilities and shareholders’ equity	$130,576,825	$125,303,386

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Revenue	$75,972,366	$65,064,634
Operating expenses:
Medical services:
Medical claims	52,624,059	47,317,293
Other direct costs	7,572,219	7,157,852

Total medical services	60,196,278	54,475,145

Administrative payroll and employee benefits	3,259,097	2,733,557
General and administrative	3,878,513	3,853,321

Total operating expenses	67,333,888	61,062,023

Income from operations	8,638,478	4,002,611
Other income (expense):
Interest income	17,510	76,103
Interest expense	(3,370)	(3,043)

Income before income tax provision	8,652,618	4,075,671
Income tax provision	3,344,279	1,579,539

Net income	$5,308,339	$2,496,132

Net income per common share:
Basic	$.09	$.04

Diluted	$.09	$.04

Weighted average common shares outstanding:
Basic	59,416,938	65,114,930

Diluted	61,075,996	66,253,565

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,308,339	$2,496,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620,104	542,177
Compensation expense related to issuance of stock options	296,895	298,137
Excess tax benefits related to exercise of stock options	(83,172)	—
Deferred tax expense	8,420	(29,371)
Changes in operating assets and liabilities:
Due from HMOs, net	5,659,734	4,110,272
Prepaid expenses and other current assets	194,225	(517,828)
Other assets, net	31,063	31,792
Accounts payable	(132,121)	73,298
Accrued expenses and other liabilities	(1,754,081)	(1,846,996)
Income taxes payable	1,095,859	(141,090)

Net cash provided by operating activities	11,245,265	5,016,523

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(5,628)	(7,156)
Acquisition of Professional Sleep Diagnostics, Inc., net of cash acquired	(1,348,614)	—
Purchase of property and equipment	(1,094,691)	(635,817)

Net cash used in investing activities	(2,448,933)	(642,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital lease obligations	(38,826)	(18,496)
Proceeds from exercise of stock options	55,200	—
Excess tax benefits related to exercise of stock options	83,172	—
Repurchase of common stock	—	(3,759,486)

Net cash provided by (used in) financing activities	99,546	(3,777,982)

Net increase in cash and cash equivalents	8,895,878	595,568
Cash and cash equivalents at beginning of period	13,895,823	9,905,740

Cash and cash equivalents at end of period	$22,791,701	$10,501,308

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with proceeds of capital lease obligations	$—	$36,711

Retirement of treasury stock	$—	$3,116,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$2,240,000	$1,750,000

Cash paid for interest	$3,370	$3,043

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be reported for the remainder of the fiscal year ending June 30, 2010 or future periods. Except as otherwise indicated by the context, the terms “we”, “us”, “our”, “Continucare”, or the “Company”, refer to Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2010 refers to the fiscal year ending June 30, 2010, Fiscal 2009 refers to the fiscal year ended June 30, 2009, and Fiscal 2008 refers to the fiscal year ended June 30, 2008.
The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for Fiscal 2009. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in that report.
NOTE 2 — GENERAL
We are a provider of primary care physician services on an outpatient basis in Florida. We provide medical services to patients through employee physicians, advanced registered nurse practitioners and physician’s assistants. Additionally, we provide practice management services to independent physician affiliates (“IPAs”). Substantially all of our revenue is derived from managed care agreements with three health maintenance organizations, Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”) (collectively, the “HMOs”). We were incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.
On August 12, 2009, we acquired 100% of the issued and outstanding capital stock of Professional Sleep Diagnostics, Inc., a full service operator of sleep diagnostic centers, for $1.7 million in cash.
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board adopted the Accounting Standards Codification which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. This Standard is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Accounting Standards Codification did not have a material impact on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS
The most significant component of the goodwill and other intangible assets included in the accompanying condensed consolidated balance sheets consists of the goodwill and other intangible assets recorded in connection with the acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”) in October 2006. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have estimated useful lives of eight and five years, respectively. The fair values of the customer relationships and other identifiable intangible assets are amortized over their estimated lives using the straight-line method. The customer relationships are non-contractual. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. Amortization expense for the identifiable intangible assets was $0.3 million for each of the three-month periods ended September 30, 2009 and 2008.
NOTE 5 — SHARE-BASED PAYMENT
We recognize the cost relating to stock-based payment transactions, based on the fair value of the stock-based awards issued, in the financial statements over the period services are rendered.
We calculate the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month periods ended September 30, 2009 and 2008 was calculated based on the following assumptions: risk-free interest rate ranging from 0.74% to 2.48% and 1.8% to 3.09%, respectively; dividend yield of 0%; volatility factor of the expected market price of our common stock of 60.5% and 58.0%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
For each of the three-month periods ended September 30, 2009 and 2008, we recognized share-based compensation expense of $0.3 million. For the three-month period ended September 30, 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million. For the three-month period ended September 30, 2008, we had no excess tax benefits resulting from the exercise of stock options.
NOTE 6 — DEBT
We have in place a credit facility that provides for a revolving loan to us of $5.0 million (the “Credit Facility”) with a maturity date of December 31, 2009. The Credit Facility has a variable interest rate at a per annum rate equal to the sum of 2.5% and the 30-day Dealer Commercial Paper Rate (0.22% at September 30, 2009). The Credit Facility includes covenants requiring us, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1. Substantially all of our assets serve as collateral for the Credit Facility. We are currently reviewing with our lenders strategies to amend and extend our Credit Facility.
In connection with the Acquisition, we entered into two term loan facilities funded out of lines of credit (the “Term Loans”) with maximum loan amounts of $4.8 million and $1.0 million, respectively. Each of the Term Loans requires mandatory monthly payments that reduce the lines of credit under the Term Loans. Subject to the terms and conditions of the Term Loans, any prepayments made to the Term Loans may be re-borrowed on a revolving basis so long as the line of credit applicable to such Term Loan, as reduced by the mandatory monthly payment, is not exceeded. As of September 30, 2009, the total maximum amount available for borrowing under the two Term Loans was approximately $4.4 million. The $4.8 million and $1.0 million Term Loans mature on October 31, 2011 and October 31, 2010, respectively. Each of the Term Loans (i) has variable interest rates at a per annum rate equal to the sum of 2.4% and the One-Month LIBOR (0.25% at September 30, 2009), (ii) requires us, on a consolidated basis, to maintain a tangible net worth of $12 million and a debt coverage ratio of 1.25 to 1 and (iii) are secured by substantially all of our assets.
At September 30, 2009, there was no outstanding principal balance on the Credit Facility or the Term Loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
NOTE 7 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three-Months Ended
	September 30,
	2009	2008
Basic weighted average number of shares outstanding	59,416,938	65,114,930
Dilutive effect of stock options	1,659,058	1,138,635

Diluted weighted average number of shares outstanding	61,075,996	66,253,565

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	963,000	3,675,750
NOTE 8 — INCOME TAXES
We recognize deferred income tax assets and liabilities based upon differences between the financial reporting and tax bases of assets and liabilities. We measure such assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
We recorded an income tax provision of $3.3 million and $1.6 million for the three-month periods ended September 30, 2009 and 2008, respectively.
We recorded a liability for unrecognized tax benefits of approximately $0.9 million at September 30, 2009 and June 30, 2009 and included such liability in other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $0.9 million, which includes accrued interest and penalties of approximately $0.1 million at September 30, 2009 and June 30, 2009. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2010. We are no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2005.
NOTE 9 — RELATED PARTY TRANSACTIONS
We are a party to a lease agreement for office space owned by Dr. Luis Cruz, a director of the Company. For each of the three-month periods ended September 30, 2009 and 2008 expenses related to this lease were approximately $0.1 million.
Effective November 1, 2007, we entered into agreements with Centers of Medical Excellence, Inc., an entity owned by Dr. Cruz pursuant to which this entity will act as one of our independent physician affiliates in connection with the provision of primary care health services to a limited number of Medicare Advantage members enrolled in plans sponsored by CarePlus Health Plans, Inc. The arrangement is on substantially similar terms to those between us and our other independent physician affiliates under at risk arrangements where we provide medical utilization services and pay a primary care capitation fee to the provider. Under this arrangement, CarePlus pays us a monthly capitation fee based on the number of CarePlus Medicare Advantage members who have selected Centers of Medical Excellence as their primary care provider and we in turn pay a monthly primary care capitation fee to Centers of Medical Excellence. Centers of Medical Excellence is also eligible to receive a bonus from us if they operate in a cumulative surplus. For the three-month period ended September 30, 2009, we recognized an operating profit of $0.3 million under this arrangement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
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
On September 19, 2008, we purchased an aggregate of 600,000 shares of its common stock from Mr. Jose Garcia, an officer of the Company through January 15, 2009. We paid $2.14 per share for the shares for an aggregate purchase price of $1,284,000. The per share purchase price paid by us represented a 10% discount from the closing price of our common stock on September 19, 2008.
On October 23, 2008, we entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that will seek to establish special purpose medical provider networks. During the three-month period ended September 30, 2009, we made contributions of approximately $0.1 million to fund the operations of the joint venture.
NOTE 10 — CONTINGENCIES
We are involved in legal proceedings incidental to our business that arise from time to time in the ordinary course of business including, but not limited to, claims related to the alleged malpractice of employed and contracted medical professionals, workers’ compensation claims and other employee-related matters, and minor disputes with equipment lessors and other vendors. We have recorded an accrual for claims related to legal proceedings, which includes amounts for insurance deductibles and projected exposure, based on management’s estimate of the ultimate outcome of such claims. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.
NOTE 11 — SUBSEQUENT EVENTS
On October 16, 2009, we acquired the assets of Sleep Disorder Solutions, Inc., a full service operator of sleep diagnostic centers, for $0.2 million in cash. We evaluated and disclosed the events and transactions that occurred between September 30, 2009 and the time these financial statements were filed in this quarterly report on Form 10-Q on November 5, 2009.

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
General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”) at 20 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. For the three-month period ended September 30, 2009, approximately 90% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of September 30, 2009, we provided services to or for approximately 26,200 patients on a risk basis and approximately 10,100 patients on a limited or non-risk basis. Additionally, we also provided services to over 4,000 patients as of September 30, 2009 on a non-risk fee-for-service basis.
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
     As a result of the Medicare Prescription Drug Plan, our HMO affiliates have established or expanded prescription drug benefit plans for their Medicare Advantage members. Under the terms of our risk arrangements, we are financially responsible for a substantial portion of the cost of the prescription drugs our patients receive, and, in exchange, our HMO affiliates have agreed to provide us with an additional per member capitated fee related to prescription drug coverage. However, there can be no assurance that the additional fee that we receive will be sufficient to reimburse us for the additional costs that we may incur under the Medicare Prescription Drug Plan.

     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During the three-month periods ended September 30, 2009 and 2008, our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $0.2 million and $0.3 million, respectively.
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
Critical Accounting Policies and Estimates
     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2009. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at September 30, 2009 in part because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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
     Based on our analysis as of September 30, 2009, we recorded a liability of approximately $25.0 million for IBNR. The liability for IBNR increased by $1.3 million, or 5.2%, to $25.0 million as of September 30, 2009 from $23.7 million as of June 30, 2009 primarily due to the timing of claims paid by our HMO affiliates. The liability of $23.5 million recorded as of September 30, 2008 was relatively unchanged from the liability of $23.9 million recorded as of June 30, 2008.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $79.0 million, which represented approximately 61% of our total assets at September 30, 2009. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the MDHC Acquisition. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million, resulting in goodwill totaling $58.9 million.
     We do not amortize goodwill and intangible assets with indefinite useful lives. We review such assets for impairment on an annual basis or more frequently if certain indicators of impairment arise. We amortize intangible assets with definite useful lives over their respective useful lives to their estimated residual values and also review for impairment annually, or more frequently if certain indicators of impairment arise. Indicators of an impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, and the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.
     Because we operate in a single segment of business, we have determined that we have a single reporting unit and we perform our impairment test for goodwill on an enterprise level. In performing the impairment test, we compare the total current market value of all of our outstanding common stock, to the current carrying value of our total net assets, including goodwill and intangible assets. Depending on the market value of our common stock at the time that an impairment test is required, we may also perform other valuation techniques to measure market value before reaching a conclusion that impairment exists. Depending on the outcome of our analyses, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. We completed our annual impairment test as of May 1, 2009 and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required at September 30, 2009. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.

Realization of Deferred Income Tax Assets
     We recognize deferred income tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. We evaluate the realizability of the deferred income tax assets and reduce such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At September 30, 2009, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $3.5 million.
Stock-Based Payment
     We recognize compensation costs in our financial statements related to our share-based payment transactions over the period services are rendered according to the fair value of the stock-based awards issued. We recognized share-based compensation expense of $0.3 million for each of the three-month periods ended September 30, 2009 and 2008. For the three-month period ended September 30, 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million. For the three-month period ended September 30, 2008, we had no excess tax benefits resulting from the exercise of stock options.
     We have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month periods ended September 30, 2009 and 2008 based on the following assumptions: risk-free interest rate ranging from 0.74% to 2.48% and 1.87% to 3.09%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 60.5% and 58.0%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
     Because our stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, it is possible that existing option valuation models may not necessarily provide a reliable measure of the fair value of our employee stock options. We selected the Black-Scholes model based on our prior experience with it, its wide use by issuers comparable to us, and our review of alternate option valuation models.
     The effect of applying the fair value method of accounting for stock options on reported net income for any period may not be representative of the effects for future periods because our outstanding options typically vest over a period of several years and additional awards may be made in future periods.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 TO THE THREE- MONTH PERIOD ENDED SEPTEMBER 30, 2008
Revenue
     Revenue increased by $10.9 million, or 16.8%, to $76.0 million for the three-month period ended September 30, 2009 from $65.1 million for the three-month period ended September 30, 2008 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $9.7 million, or 16.6%, during the three-month period ended September 30, 2009. During the three-month period ended September 30, 2009, revenue generated by our Medicare risk arrangements increased approximately 18.7% on a per patient per month basis and Medicare patient months decreased by approximately 1.8% over the comparable period of Fiscal 2009. The increase in the per patient per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program.
     Based on information received from our HMO affiliates and CMS, we believe that the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients will decrease by approximately 5% effective January 1, 2010 without taking into account any adjustments resulting from changes in Medicare risk adjustment scores. We anticipate that our HMO affiliates will reduce plan benefits to mitigate the effect of a premium reduction. We believe, however, that the amount by which our HMO affiliates reduce plan benefits will not be sufficient to fully offset the effect of a 5% premium reduction. In an effort to further mitigate the effects of this premium reduction, we will seek to improve medical claims expense management and pursue other cost reduction strategies. There is, however, no assurance that our Medicare capitation payments will decrease by this amount or that the HMO benefit reductions or our cost reduction strategies will mitigate the Medicare Advantage premium reduction. Failure to mitigate the effects of the Medicare Advantage premium reduction may have a material adverse effect on our results of operations, financial position and cash flows.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended September 30, 2009 and 2008 were favorable retroactive Medicare adjustments of $0.4 million and $0.5 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs’ Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 19% and 6%, respectively, of our total revenue for the three-month period ended September 30, 2009. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 73%, 17% and 9%, respectively, of our total revenue for the three-month period ended September 30, 2008.
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

     Medical services expenses for the three-month period ended September 30, 2009 increased by $5.7 million, or 10.5%, to $60.2 million from $54.5 million for the three-month period ended September 30, 2008. Medical claims expense, which is the largest component of medical services expense, increased by $5.3 million, or 11.2%, to $52.6 million for the three-month period ended September 30, 2009 from $47.3 million for the three-month period ended September 30, 2008 primarily due to an increase in Medicare claims expense of $4.5 million, or 10.6%. The increase in Medicare claims expense resulted from a 12.6% increase in medical claims expenses on a per patient per month basis, partially offset by a 1.8% decrease in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry, partially offset by improved utilization outcomes.
     As a percentage of revenue, medical services expenses decreased to 79.2% of revenue for the three-month period ended September 30, 2009 as compared to 83.7% for the three-month period ended September 30, 2008. Our claims loss ratio (medical claims expense as a percentage of revenue) decreased to 69.3% for the three-month ended September 30, 2009 from 72.7% for the three-month period ended September 30, 2008. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis. HMOs, however, are under continuous competitive pressure to offer enhanced, and possibly more expensive, benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $0.4 million, or 5.8%, to $7.6 million for the three-month period ended September 30, 2009 from $7.2 million for the three-month period ended September 30, 2008. As a percentage of revenue, other direct costs decreased to 10.0% for the three-month period ended September 30, 2009 from 11.0% for the three-month period ended September 30, 2008. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits for physicians and medical support personnel, and an increase in patient transportation expenses.
     Administrative payroll and employee benefits expenses increased by $0.6 million, or 19.2%, to $3.3 million for the three-month period ended September 30, 2009 from $2.7 million for the three-month period ended September 30, 2008. As a percentage of revenue, administrative payroll and employee benefits expense increased to 4.3% for the three-month period ended September 30, 2009 from 4.2% for the three-month period ended September 30, 2008. The increase in administrative payroll and employee benefits expense was primarily due to increases in personnel and incentive plan accruals.
     General and administrative expenses remained relatively unchanged at $3.9 million for the three-month periods ended September 30, 2009 and 2008. As a percentage of revenue, general and administrative expenses decreased to 5.1% for the three-month period ended September 30, 2009 from 5.9% for the three-month period ended September 30, 2008.
Income from Operations
     Income from operations for the three-month period ended September 30, 2009 increased by $4.6 million, or 115.8% to $8.6 million from $4.0 million for the three-month period ended September 30, 2008.
Taxes
     An income tax provision of $3.3 million and $1.6 million was recorded for the three-month periods ended September 30, 2009 and 2008, respectively. The effective income tax rates remained relatively unchanged at 38.7% and 38.8% for the three-month periods ended September 30, 2009 and 2008, respectively.

Net Income
     Net income for the three-month period ended September 30, 2009 increased by $2.8 million, or 112.7%, to $5.3 million from $2.5 million for the three-month period ended September 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2009, working capital was $29.8 million, an increase of $4.3 million from $25.5 million at June 30, 2009. Cash and cash equivalents increased by $8.9 million to $22.8 million at September 30, 2009 compared to $13.9 million at June 30, 2009. The increases in working capital and cash and cash equivalents at September 30, 2009 compared to June 30, 2009 were primarily due to net income of $5.3 million generated during the three-month period ended September 30, 2009. The increase in cash and cash equivalents was also due to the collection of Medicare premium adjustments during the three-month period ended September 30, 2009 which were included in amounts due from HMOs at June 30, 2009.
     Net cash of $11.2 million was provided by operating activities from continuing operations for the three-month period ended September 30, 2009 compared to $5.0 million for the three-month period ended September 30, 2008. This $6.2 million increase in cash provided by operating activities was primarily due to an increase in net income of $2.8 million, a net decrease in amounts due from HMOs of $1.5 million and a net increase in income taxes payable of $1.2 million.
     Net cash of $2.4 million was used for investing activities for the three-month period ended September 30, 2009 compared to $0.6 million for the three-month period ended September 30, 2008. The $1.8 million increase in net cash used for investing activities primarily related to an increase in net cash used of $1.3 million for the acquisition of Professional Sleep Diagnostics, Inc. and an increase in cash used of $0.5 million for the purchase of property and equipment.
     Net cash of approximately $0.1 million was provided by financing activities for the three-month period ended September 30, 2009 compared to $3.8 million used for financing activities for the three-month period ended September 30, 2008. The $3.9 million increase in cash provided by financing activities for the three-month period ended September 30, 2009 was primarily due to a $3.8 million net decrease in cash used for the repurchase of common stock.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.2 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During the three-month period ended September 30, 2009, we did not repurchase any of our common stock. As of October 31, 2009, we had repurchased 11,907,004 shares of our common stock for approximately $25.0 million.
     On August 12, 2009, we acquired 100% of the issued and outstanding capital stock of Professional Sleep Diagnostics, Inc. for $1.7 million in cash.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations, our Credit Facility, and our Term Loans. At September 30, 2009, approximately $4.4 million was available for future borrowing under the Term Loans and the Credit Facility.
     At September 30, 2009, we had no outstanding balance on our Credit Facility and Term Loans. Our Credit Facility has a maturity date of December 31, 2009. We are currently reviewing with our lenders strategies to amend and extend our Credit Facility.

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

     We assume no responsibility to update our forward-looking statements as a result of new information, future events or otherwise. Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2009 and in Item 1A of Part II of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2009, we held certificates of deposit and cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At September 30, 2009, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Term Loans and Credit Facility have variable interest rates and are interest rate sensitive, however, we had no amount outstanding under these facilities at September 30, 2009. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 10 of our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in our Form 10-K for Fiscal 2009 and in other reports filed from time to time with the SEC since the date we filed our Form 10-K. Readers are urged to carefully review our risk factors since they may cause our results to differ from the “forward-looking statements” made in this report or otherwise made by or on our behalf. Those risk factors are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
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

CONTINUCARE CORPORATION
Dated: November 5, 2009	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary