Form 10-Q
period 2009-12-31
CONTINUCARE CORP
filed 2010-02-04
CIK 803352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-12115
CONTINUCARE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-2716023 (IRS Employer Identification No.)

7200 Corporate Center Drive Suite 600 Miami, Florida (Address of Principal Executive Offices)	33126 (Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
At January 26, 2010, the Registrant had 59,958,549 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$26,359,948	$13,895,823
Certificate of deposit	664,139	—
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $23,051,000 and $23,719,000 at December 31, 2009 and June 30, 2009, respectively	12,914,179	17,323,599
Prepaid expenses and other current assets	2,101,081	812,970
Deferred income tax assets	143,374	141,420

Total current assets	42,182,721	32,173,812
Certificates of deposit, restricted	579,260	1,233,653
Property and equipment, net	12,399,407	10,489,383
Goodwill	74,050,414	73,204,582
Intangible assets, net of accumulated amortization of approximately $4,052,000 and $3,406,000 at December 31, 2009 and June 30, 2009, respectively	4,950,039	5,253,666
Deferred income tax assets	2,830,505	2,795,588
Other assets, net	163,033	152,702

Total assets	$137,155,379	$125,303,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$482,076	$652,305
Accrued expenses and other current liabilities	4,819,250	4,455,675
Income taxes payable	900,150	1,575,511

Total current liabilities	6,201,476	6,683,491
Deferred income tax liabilities	6,512,972	6,435,732
Other liabilities	1,168,013	981,640

Total liabilities	13,882,461	14,100,863
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 59,944,799 shares issued and outstanding at December 31, 2009 and 59,391,049 shares issued and outstanding at June 30, 2009	5,994	5,939
Additional paid-in capital	106,683,840	105,210,519
Accumulated earnings	16,583,084	5,986,065

Total shareholders’ equity	123,272,918	111,202,523

Total liabilities and shareholders’ equity	$137,155,379	$125,303,386

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Revenue	$75,256,100	$65,539,894
Operating expenses:
Medical services:
Medical claims	50,356,650	45,148,703
Other direct costs	7,800,724	7,144,073

Total medical services	58,157,374	52,292,776

Administrative payroll and employee benefits	3,792,742	3,120,450
General and administrative	4,698,632	4,193,438

Total operating expenses	66,648,748	59,606,664

Income from operations	8,607,352	5,933,230
Other income (expense):
Interest income	15,672	47,688
Interest expense	(3,135)	(5,055)

Income before income tax provision	8,619,889	5,975,863
Income tax provision	3,331,210	2,316,053

Net income	$5,288,679	$3,659,810

Net income per common share:
Basic	$.09	$.06

Diluted	$.09	$.06

Weighted average common shares outstanding:
Basic	59,571,382	61,813,969

Diluted	61,329,587	62,912,031

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	December 31,
	2009	2008
Revenue	$151,228,464	$130,604,529
Operating expenses:
Medical services:
Medical claims	102,980,709	92,465,994
Other direct costs	15,372,943	14,301,926

Total medical services	118,353,652	106,767,920

Administrative payroll and employee benefits	7,051,839	5,854,007
General and administrative	8,577,143	8,046,759

Total operating expenses	133,982,634	120,668,686

Income from operations	17,245,830	9,935,843
Other income (expense):
Interest income	33,183	123,791
Interest expense	(6,505)	(8,097)

Income before income tax provision	17,272,508	10,051,537
Income tax provision	6,675,489	3,895,592

Net income	$10,597,019	$6,155,945

Net income per common share:
Basic	$.18	$.10

Diluted	$.17	$.10

Weighted average common shares outstanding:
Basic	59,494,605	63,136,805

Diluted	61,203,236	64,255,154

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,597,019	$6,155,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,340,723	1,085,838
Loss on disposal of fixed assets	3,597	22,434
Compensation expense related to issuance of stock options	594,808	578,337
Excess tax benefits related to exercise of stock options	(210,480)	—
Deferred tax expense	40,369	(72,781)
Changes in operating assets and liabilities:
Due from HMOs, net	4,409,420	2,280,556
Prepaid expenses and other current assets	(672,405)	(517,876)
Other assets, net	6,079	(89,677)
Accounts payable	(170,229)	39,312
Accrued expenses and other current liabilities	(464,881)	(1,359,200)
Income taxes payable	(77,565)	(1,101,627)

Net cash provided by operating activities	15,396,455	7,021,261

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(9,746)	(13,395)
Acquisition of sleep diagnostic centers, net of cash acquired	(1,609,827)	—
Purchase of property and equipment	(2,002,287)	(956,128)

Net cash used in investing activities	(3,621,860)	(969,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital lease obligations	(189,038)	(51,788)
Proceeds from exercise of stock options	668,088	10,625
Excess tax benefits related to exercise of stock options	210,480	—
Repurchase of common stock	—	(7,933,355)

Net cash provided by (used in) financing activities	689,530	(7,974,518)

Net increase (decrease) in cash and cash equivalents	12,464,125	(1,922,780)
Cash and cash equivalents at beginning of period	13,895,823	9,905,740

Cash and cash equivalents at end of period	$26,359,948	$7,982,960

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with proceeds of capital lease obligations	$222,172	$103,667

Retirement of treasury stock	$—	$7,933,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$7,100,000	$5,070,000

Cash paid for interest	$6,505	$8,097

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2009 are not necessarily indicative of the results that may be reported for the remainder of the fiscal year ending June 30, 2010 or future periods. Except as otherwise indicated by the context, the terms “we”, “us”, “our”, “Continucare”, or the “Company”, refer to Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2010 refers to the fiscal year ending June 30, 2010, Fiscal 2009 refers to the fiscal year ended June 30, 2009, and Fiscal 2008 refers to the fiscal year ended June 30, 2008.
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
NOTE 2 — GENERAL
We are a provider of primary care physician services. We provide medical services to patients through employee physicians, advanced registered nurse practitioners and physician’s assistants. Additionally, we provide practice management services to independent physician affiliates (“IPAs”). Substantially all of our revenue is derived from managed care agreements with three health maintenance organizations, Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”) (collectively, the “HMOs”). We were incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996.
On August 12, 2009 and October 16, 2009, we acquired 100% of the issued and outstanding capital stock of Professional Sleep Diagnostics, Inc. and the assets of Sleep Disorder Solutions, Inc., respectively, for an aggregate total purchase price of $1.9 million. Professional Sleep Diagnostics, Inc. and Sleep Disorder Solutions, Inc. are full service operators of sleep diagnostic centers.
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
NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS
The most significant component of the goodwill and other intangible assets included in the accompanying condensed consolidated balance sheets consists of the goodwill and other intangible assets recorded in connection with the acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”) in October 2006. The purchase price, including acquisition costs, of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)
approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have estimated useful lives of eight and five years, respectively. The fair values of the customer relationships and other identifiable intangible assets are amortized over their estimated lives using the straight-line method. The customer relationships are non-contractual. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. Amortization expense for the identifiable intangible assets was $0.3 million and $0.6 million for each of the three and six-month periods ended December 31, 2009 and 2008, respectively.
NOTE 5 — SHARE-BASED PAYMENT
We recognize the cost relating to stock-based payment transactions, based on the fair value of the stock-based awards issued, in the financial statements over the period services are rendered.
We calculate the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month periods ended December 31, 2009 and 2008 was calculated based on the following assumptions: risk-free interest rate ranging from 0.93% to 2.56% and 0.75% to 1.76%, respectively; dividend yield of 0%; volatility factor of the expected market price of our common stock of 60.0% and 59.3%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the six-month periods ended December 31, 2009 and 2008 was calculated based on the following assumptions: risk-free interest rate ranging from 0.73% to 2.56% and 0.75% to 3.09%, respectively; dividend yield of 0%; volatility factor of the expected market price of our common stock of 60.5% and 58.1%, respectively; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
For each of the three and six-month periods ended December 31, 2009 and 2008, we recognized share-based compensation expense of $0.3 million and $0.6 million, respectively. For the three and six-month periods ended December 31, 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million and $0.2 million, respectively. For the three and six-month periods ended December 31, 2008, we had no excess tax benefits resulting from the exercise of stock options.
NOTE 6 — DEBT
On December 18, 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.23% at December 31, 2009), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At December 31, 2009, there was no outstanding principal balance on the Credit Facility. At December 31, 2009, we had a letter of credit outstanding of $0.8 million which reduced the amount available for borrowing under the Credit Facility to $9.2 million. Under the Credit Facility, we are no

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)
longer required to use certificates of deposit as collateral for outstanding letters of credit. As a result, our $0.7 million certificate of deposit is no longer used as collateral for this letter of credit.
NOTE 7 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic weighted average number of shares outstanding	59,571,382	61,813,969	59,494,605	63,136,805
Dilutive effect of stock options	1,758,205	1,098,062	1,708,631	1,118,349
Dilutive weighted average number of shares outstanding	61,329,587	62,912,031	61,203,236	64,255,154

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	13,000	3,798,250	13,000	3,798,250
NOTE 8 — INCOME TAXES
We recognize deferred income tax assets and liabilities based upon differences between the financial reporting and tax bases of assets and liabilities. We measure such assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
We recorded a liability for unrecognized tax benefits of approximately $0.9 million at December 31, 2009 and June 30, 2009 and included such liability in other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $0.9 million, which includes accrued interest and penalties of approximately $0.1 million at December 31, 2009 and June 30, 2009. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2010. We are no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2005.
NOTE 9 — RELATED PARTY TRANSACTIONS
We are a party to a lease agreement for office space owned by Dr. Luis Cruz, a director of the Company. For each of the three and six-month periods ended December 31, 2009 and 2008, expenses related to this lease were approximately $0.1 million and $0.2 million, respectively.
Effective November 1, 2007, we entered into agreements with Centers of Medical Excellence, Inc., an entity owned by Dr. Cruz pursuant to which this entity will act as one of our independent physician affiliates in connection with the provision of primary care health services to a limited number of Medicare Advantage members enrolled in plans sponsored by CarePlus Health Plans, Inc. The arrangement is on substantially similar terms to those between us and our other independent physician affiliates under at risk arrangements where we provide medical utilization services and pay a primary care capitation fee to the provider. Under this arrangement, CarePlus pays us a monthly capitation fee based on the number of CarePlus Medicare Advantage members who have selected Centers of Medical Excellence, Inc. as their primary care provider and we in turn pay a monthly primary care capitation fee to Centers of Medical Excellence, Inc. Centers of Medical Excellence, Inc. is also eligible to receive a bonus from us if they operate in a cumulative surplus. We recognized an operating profit of $0.2 million and an operating loss of $0.3 million, respectively, for the three-month periods ended December 31, 2009 and 2008, and an operating profit of $0.5 million and an operating loss of $0.2 million, respectively, for the six-month periods ended December 31,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)
2009 and 2008 under this arrangement. Effective December 31, 2009, we terminated our arrangement with Centers of Medical Excellence, Inc.
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
On September 19, 2008, we purchased an aggregate of 600,000 shares of our common stock from Mr. Jose Garcia, an officer of the Company through January 15, 2009. We paid $2.14 per share for the shares for an aggregate purchase price of $1,284,000. The per share purchase price paid by us represented a 10% discount from the closing price of our common stock on September 19, 2008.
On October 23, 2008, we entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that will seek to establish special purpose medical provider networks. During the three and six-month periods ended December 31, 2009, we made contributions of approximately $0.1 million and $0.2 million, respectively, to fund the operations of the joint venture.
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
NOTE 11 — SUBSEQUENT EVENTS
We evaluated subsequent events for recognition or disclosure through the time these financial statements were filed in this quarterly report on Form 10-Q on February 4, 2010.

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
General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”) at 24 medical offices. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. For the six-month period ended December 31, 2009, approximately 90% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of December 31, 2009, we provided services to or for approximately 26,400 patients on a risk basis and approximately 9,700 patients on a limited or non-risk basis. Additionally, we also provided services to over 4,000 patients as of December 31, 2009 on a non-risk fee-for-service basis.
     On August 12, 2009 and October 16, 2009, we acquired Professional Sleep Diagnostics, Inc. (“PSD”) and Sleep Disorder Solutions, Inc. (“SDS”), respectively. PSD and SDS are full service operators of sleep diagnostic centers. Through PSD and SDS, we operate and manage sleep diagnostic centers at 15 locations in Florida, South Carolina, North Carolina, West Virginia, Virginia, Colorado and Ohio. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. The clinical staff at the centers are expertly trained in sleep disorders and work with physicians, neurologists, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients.
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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which reduced our operating income by approximately $0.2 million during the three-month period ended December 31, 2009 and increased our operating income by approximately $48,000 during the three-month period ended December 31, 2008. The risk corridor adjustments reduced our operating income by approximately $0.3 million during each of the six-month periods ended December 31, 2009 and 2008.
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
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at December 31, 2009 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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
     Based on our analysis, as of December 31, 2009, we recorded a liability of approximately $23.1 million for IBNR. The liability for IBNR decreased by $0.6 million, or 2.8%, to $23.1 million as of December 31, 2009 from $23.7 million as of June 30, 2009 primarily due to the timing of claims paid by our HMO affiliates. The liability for IBNR decreased by $3.2 million, or 13.5%, to $20.7 million as of December 31, 2008 from $23.9 million as of June 30, 2008. This decrease in the liability for IBNR was primarily due to favorable variances between estimated claims expense recorded in prior months and actual claims paid by the HMOs. Also, we experienced improved utilization outcomes during the three-month period ended December 31, 2008 resulting in a decrease in our estimate of incurred but not yet reported medical claims as of December 31, 2008.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $79.0 million, which represented approximately 58% of our total assets at December 31, 2009. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the acquisition of the MDHC Companies in October 2006. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million.
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
     We completed our annual impairment test as of May 1, 2009 and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required at December 31, 2009. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At December 31, 2009, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $3.5 million.
Stock-Based Payment
     We recognize compensation costs in our financial statements related to our share-based payment transactions over the period services are rendered according to the fair value of the stock-based awards issued. We recognized share-based compensation expense of $0.3 million and $0.6 million, respectively, for each of the three and six-month periods ended December 31, 2009 and 2008. For the three and six-month periods ended December 31, 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million and $0.2 million, respectively. For the three and six-month periods ended December 31, 2008, we had no excess tax benefits resulting from the exercise of stock options.
     We have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month periods ended December 31, 2009 and 2008 based on the following assumptions: risk-free interest rate ranging from 0.93% to 2.56% and 0.75% to 1.76%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 60.0% and 59.3%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the six-month periods ended December 31, 2009 and 2008 was calculated based on the following assumptions: risk-free interest rate ranging from 0.73% to 2.56% and 0.75% to 3.09%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 60.5% and 58.1%, respectively, and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2009 TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2008
Revenue
     Revenue increased by $9.8 million, or 14.8%, to $75.3 million for the three-month period ended December 31, 2009 from $65.5 million for the three-month period ended December 31, 2008 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $8.9 million, or 15.2%, during the three-month period ended December 31, 2009. During the three-month period ended December 31, 2009, revenue generated by our Medicare risk arrangements increased approximately 18.5% on a per patient per month basis and Medicare patient months decreased by approximately 2.9% over the comparable period of Fiscal 2009. The increase in the per patient per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program. The decrease in Medicare patient months was primarily due to the termination of management services related to certain IPA practices.
     Based on information received from our HMO affiliates and CMS, we believe that the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients will decrease by approximately 5% effective January 1, 2010 without taking into account any adjustments resulting from changes in Medicare risk adjustment scores. Our HMO affiliates reduced plan benefits effective January 1, 2010 to mitigate the effect of a premium reduction. We believe, however, that the amount by which our HMO affiliates reduced plan benefits was not sufficient to fully offset the effect of a 5% premium reduction. In an effort to further mitigate the effects of this premium reduction, we will seek to improve medical claims expense management and pursue other cost reduction strategies. There is, however, no assurance that our Medicare capitation payments will decrease by this amount or that the HMO benefit reductions or our cost reduction strategies will mitigate the Medicare Advantage premium reduction. Failure to mitigate the effects of the Medicare Advantage premium reduction may have a material adverse effect on our results of operations, financial position and cash flows.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended December 31, 2009 and 2008 were unfavorable retroactive Medicare adjustments of $0.2 million and favorable retroactive Medicare adjustments of $11,000, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 19% and 6%, respectively, of our total revenue for the three-month period ended December 31, 2009. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 71%, 18% and 9%, respectively, of our total revenue for the three-month period ended December 31, 2008.

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
     Medical services expenses for the three-month period ended December 31, 2009 increased by $5.9 million, or 11.2%, to $58.2 million from $52.3 million for the three-month period ended December 31, 2008. Medical claims expense, which is the largest component of medical services expense, increased by $5.3 million, or 11.5%, to $50.4 million for the three-month period ended December 31, 2009 from $45.1 million for the three-month period ended December 31, 2008 primarily due to an increase in Medicare claims expense of $4.2 million, or 10.3%. The increase in Medicare claims expense resulted from a 13.5% increase on a per patient per month basis in medical claims expenses related to our Medicare patients and a decrease of 2.9% in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry, partially offset by improved utilization outcomes.
     As a percentage of revenue, medical services expenses decreased to 77.3% of revenue for the three-month period ended December 31, 2009 as compared to 79.8% for the three-month period ended December 31, 2008. Our claims loss ratio (medical claims expense as a percentage of revenue generated under risk arrangements) decreased to 68.7% for the three-month ended December 31, 2009 from 70.5% for the three-month period ended December 31, 2008. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis. HMOs, however, are under continuous competitive pressure to offer enhanced, and possibly more expensive, benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $0.7 million, or 9.2%, to $7.8 million for the three-month period ended December 31, 2009 from $7.1 million for the three-month period ended December 31, 2008. As a percentage of revenue, other direct costs decreased to 10.4% for the three-month period ended December 31, 2009 from 10.9% for the three-month period ended December 31, 2008. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits related to the operations of the sleep diagnostic centers that were acquired in Fiscal 2010.
     Administrative payroll and employee benefits expense increased by $0.7 million, or 21.5%, to $3.8 million for the three-month period ended December 31, 2009 from $3.1 million for the three-month period ended December 31, 2008. As a percentage of revenue, administrative payroll and employee benefits expense increased to 5.0% for the three-month period ended December 31, 2009 from 4.8% for the three-month period ended December 31, 2008. The increase in administrative payroll and employee benefits expense was primarily due to increases in personnel, annual salary increases and incentive plan accruals.
     General and administrative expenses increased by $0.5 million, or 12.0%, to $4.7 million for the three-month period ended December 31, 2009 from $4.2 million for the three-month period ended December 31, 2008. As a percentage of revenue, general and administrative expenses decreased to 6.2% for the three-month period ended December 31, 2009 from 6.4% for the three-month period ended December 31, 2008. The increase in general and administrative expenses was primarily due to an increase in depreciation and amortization expenses, and an increase in marketing expenses.

Income from Operations
     Income from operations for the three-month period ended December 31, 2009 increased by $2.7 million, or 45.1%, to $8.6 million from $5.9 million for the three-month period ended December 31, 2008.
Taxes
     An income tax provision of $3.3 million and $2.3 million was recorded for the three-month periods ended December 31, 2009 and 2008, respectively. The effective income tax rates remained relatively unchanged at 38.6% and 38.8% for the three-month periods ended December 31, 2009 and 2008, respectively.
Net Income
     Net income for the three-month period ended December 31, 2009 increased by $1.6 million, or 44.5%, to $5.3 million from $3.7 million for the three-month period ended December 31, 2008.
COMPARISON OF THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2009 TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2008
Revenue
     Revenue increased by $20.6 million, or 15.8%, to $151.2 million for the six-month period ended December 31, 2009 from $130.6 million for the six-month period ended December 31, 2008 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $18.6 million, or 15.9%, during the six-month period ended December 31, 2009. During the six-month period ended December 31, 2009, revenue generated by our Medicare risk arrangements increased approximately 18.6% on a per patient per month basis and Medicare patient months decreased by approximately 2.3% over the comparable period of Fiscal 2009. The increase in the per patient per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program. The decrease in Medicare patient months was primarily due to the termination of management services related to certain IPA practices. Included in revenue for the six-month periods ended December 31, 2009 and 2008 were favorable retroactive Medicare adjustments of $0.3 million and $0.6 million, respectively, related to Medicare premiums and risk corridor adjustments. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 19% and 6%, respectively, of our total revenue for the six-month period ended December 31, 2009. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 17% and 9%, respectively, of our total revenue for the six-month period ended December 31, 2008.

Operating Expenses
     Medical services expenses for the six-month period ended December 31, 2009 increased by $11.6 million, or 10.9%, to $118.4 million from $106.8 million for the six-month period ended December 31, 2008. Medical claims expense, which is the largest component of medical services expense, increased by $10.5 million, or 11.4%, to $103.0 million for the six-month period ended December 31, 2009 from $92.5 million for the six-month period ended December 31, 2008 primarily due to an increase in Medicare claims expense of $8.8 million, or 10.5%. The increase in Medicare claims expense resulted from a 13.1% increase in medical claims expense on a per patient per month basis and a 2.3% decrease in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates and inflationary trends in the health care industry, partially offset by improved utilization outcomes.
     As a percentage of revenue, medical services expenses decreased to 78.3% of revenue for the six-month period ended December 31, 2009 as compared to 81.7% for the six-month period ended December 31, 2008. Our claims loss ratio (medical claims expense as a percentage of revenue generated under risk arrangements) decreased to 69.7% for the six-month period ended December 31, 2009 from 72.0% for the six-month period ended December 31, 2008. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in both our Medicare claims expense on a per patient per month basis.
     Other direct costs increased by $1.1 million, or 7.5%, to $15.4 million for the six-month period ended December 31, 2009 from $14.3 million for the six-month period ended December 31, 2008. As a percentage of revenue, other direct costs decreased to 10.2% for the six-month period ended December 31, 2009 from 11.0% for the six-month period ended December 31, 2008. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits related to the operations of the sleep diagnostic centers that we acquired in Fiscal 2010.
     Administrative payroll and employee benefits expense increased by $1.2 million, or 20.5%, to $7.1 million for the six-month period ended December 31, 2009 from $5.9 million for the six-month period ended December 31, 2008. As a percentage of revenue, administrative payroll and employee benefits expense increased to 4.7% for the six-month period ended December 31, 2009 from 4.5% for the six-month period ended December 31, 2008. The increase in administrative payroll and employee benefits expense was primarily due to increases in personnel, annual salary increases and incentive plan accruals.
     General and administrative expenses increased by $0.6 million, or 6.6% to $8.6 million for the six-month period ended December 31, 2009 from $8.0 million for the six-month period ended December 31, 2008. As a percentage of revenue, general and administrative expenses decreased to 5.7% for the six-month period ended December 31, 2009 from 6.2% for the six-month period ended December 31, 2008. The increase in general and administrative expenses was primarily due to an increase in depreciation and amortization expenses, and an increase in marketing expenses.
Income from Operations
     Income from operations for the six-month period ended December 31, 2009 increased by $7.3 million, or 73.6%, to $17.2 million from $9.9 million for the six-month period ended December 31, 2008.
Taxes
     An income tax provision of $6.7 million and $3.9 million was recorded for the six-month periods ended December 31, 2009 and 2008, respectively. The effective income tax rates remained relatively unchanged at 38.6% and 38.8% for the six-month periods ended December 31, 2009 and 2008, respectively.

Net Income
     Net income for the six-month period ended December 31, 2009 increased by $4.4 million, or 72.1%, to $10.6 million from $6.2 million for the six-month period ended December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2009, working capital was $36.0 million, an increase of $10.5 million from $25.5 million at June 30, 2009. Cash and cash equivalents increased by $12.5 million to $26.4 million at December 31, 2009 compared to $13.9 million at June 30, 2009. The increases in working capital and cash and cash equivalents at December 31, 2009 compared to June 30, 2009 were primarily due to net income of $10.6 million generated during the six-month period ended December 31, 2009. The increase in cash and cash equivalents was also due to the collection of Medicare premium adjustments during the six-month period ended December 31, 2009 which were included in amounts due from HMOs at June 30, 2009.
     Net cash of $15.4 million was provided by operating activities for the six-month period ended December 31, 2009 compared to $7.0 million for the six-month period ended December 31, 2008. This $8.4 million increase in net cash provided by operating activities was primarily due to an increase in net income of $4.4 million and a net decrease in amounts due from HMOs of $2.1 million.
     Net cash of $3.6 million was used for investing activities for the six-month period ended December 31, 2009 compared to $1.0 million for the six-month period ended December 31, 2008. The $2.6 million increase in net cash used for investing activities primarily related to net cash used of $1.6 million for the acquisition of sleep diagnostic centers and an increase in cash used of $1.0 million for the purchase of property and equipment.
     Net cash of approximately $0.7 million was provided by financing activities for the six-month period ended December 31, 2009 compared to $8.0 million used for financing activities for the six-month period ended December 31, 2008. The $8.7 million increase in net cash provided by financing activities for the six-month period ended December 31, 2009 was primarily due to a $7.9 million net decrease in cash used for the repurchase of common stock.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.2 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     On December 18, 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.23% at December 31, 2009), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At December 31, 2009, there was no outstanding principal balance on the Credit Facility. At December 31, 2009, we had a letter of credit outstanding of $0.8 million which reduced the amount available for borrowing under the Credit Facility to $9.2 million. Under the Credit Facility, we are no longer required to use certificates of deposit as collateral for outstanding letters of credit. As a result, our $0.7 million certificate of deposit is no longer used as collateral for this letter of credit.
     Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During the three and six-month periods ended December 31, 2009, we did not repurchase any of our common stock.

As of January 29, 2010, we had repurchased 11,907,004 shares of our common stock for approximately $25.0 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2009, we held certificates of deposit and cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At December 31, 2009, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility has a variable interest rate and is interest rate sensitive, however, we had no amount outstanding under the Credit Facility at December 31, 2009. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     Exhibits

4.1	Credit Facility Agreement, dated as of December 18, 2009, among Continucare Corporation, as a Borrower, Continucare MDHC, LLC, as a Borrower, and Bank of America, N.A., as Bank, filed as Exhibit 4.1 to Continucare Corporation’s Form 8-K filed December 23, 2009, is incorporated herein by reference.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: February 4, 2010	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)