Form 10-Q
period 2010-03-31
CONTINUCARE CORP
filed 2010-05-05
CIK 803352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
At April 26, 2010, the Registrant had 60,077,299 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	— FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,778,393	$13,895,823
Certificate of deposit	666,418	—
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $23,105,000 and $23,719,000 at March 31, 2010 and June 30, 2009, respectively	16,474,615	17,323,599
Prepaid expenses and other current assets	1,682,126	812,970
Deferred income tax assets	140,584	141,420

Total current assets	51,742,136	32,173,812
Certificates of deposit, restricted	—	1,233,653
Property and equipment, net	12,519,657	10,489,383
Goodwill	74,021,585	73,204,582
Intangible assets, net of accumulated amortization of approximately $4,379,000 and $3,406,000 at March 31, 2010 and June 30, 2009, respectively	4,623,274	5,253,666
Deferred income tax assets	2,869,348	2,795,588
Other assets, net	89,614	152,702

Total assets	$145,865,614	$125,303,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$868,379	$652,305
Accrued expenses and other current liabilities	6,973,009	4,455,675
Income taxes payable	1,084,566	1,575,511

Total current liabilities	8,925,954	6,683,491
Deferred income tax liabilities	6,714,894	6,435,732
Other liabilities	217,969	981,640

Total liabilities	15,858,817	14,100,863
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 60,077,299 shares issued and outstanding at March 31, 2010 and 59,391,049 shares issued and outstanding at June 30, 2009	6,008	5,939
Additional paid-in capital	107,517,094	105,210,519
Accumulated earnings	22,483,695	5,986,065

Total shareholders’ equity	130,006,797	111,202,523

Total liabilities and shareholders’ equity	$145,865,614	$125,303,386

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$80,274,545	$75,395,799
Operating expenses:
Medical services:
Medical claims	52,081,382	53,217,866
Other direct costs	8,052,068	7,232,634

Total medical services	60,133,450	60,450,500

Administrative payroll and employee benefits	5,208,903	3,539,646
General and administrative	5,194,384	4,364,000

Total operating expenses	70,536,737	68,354,146

Income from operations	9,737,808	7,041,653
Other income (expense):
Interest income	13,509	27,843
Interest expense	(104,614)	(9,087)

Income before income tax provision	9,646,703	7,060,409
Income tax provision	3,746,092	2,733,906

Net income	$5,900,611	$4,326,503

Net income per common share:
Basic	$.10	$.07

Diluted	$.09	$.07

Weighted average common shares outstanding:
Basic	59,984,393	59,904,532

Diluted	62,186,634	60,848,054

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Revenue	$231,503,010	$206,000,328
Operating expenses:
Medical services:
Medical claims	155,062,089	145,683,860
Other direct costs	23,425,011	21,534,562

Total medical services	178,487,100	167,218,422

Administrative payroll and employee benefits	12,260,742	9,393,652
General and administrative	13,771,529	12,410,761

Total operating expenses	204,519,371	189,022,835

Income from operations	26,983,639	16,977,493
Other income (expense):
Interest income	46,692	151,634
Interest expense	(111,120)	(17,184)

Income before income tax provision	26,919,211	17,111,943
Income tax provision	10,421,581	6,629,498

Net income	$16,497,630	$10,482,445

Net income per common share:
Basic	$.28	$.17

Diluted	$.27	$.17

Weighted average common shares outstanding:
Basic	59,657,867	62,059,381

Diluted	61,531,035	63,119,454

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,497,630	$10,482,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,114,468	1,660,956
Loss on disposal of fixed assets	10,946	64,586
Loss on impairment of fixed assets	96,000	—
Compensation expense related to issuance of stock options	1,125,443	908,954
Excess tax benefits related to exercise of stock options	(336,288)	—
Deferred income tax expense	206,238	(161,856)
Changes in operating assets and liabilities:
Due from HMOs, net	848,984	1,153,491
Prepaid expenses and other current assets	(253,450)	(148,336)
Other assets, net	79,498	93,555
Accounts payable	205,799	498,004
Accrued expenses and other current liabilities	1,209,457	(1,079,590)
Income taxes payable	(154,657)	(188,646)

Net cash provided by operating activities	21,650,068	13,283,563

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of certificate of deposit	575,603	—
Purchase of certificates of deposit	(8,368)	(19,888)
Acquisition of sleep diagnostic centers, net of cash acquired	(1,592,346)	—
Purchase of property and equipment	(2,672,866)	(2,161,231)

Net cash used in investing activities	(3,697,977)	(2,181,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital lease obligations	(250,722)	(83,092)
Proceeds from exercise of stock options	844,913	10,625
Excess tax benefits related to exercise of stock options	336,288	—
Repurchase of common stock	—	(10,608,315)

Net cash provided by (used in) financing activities	930,479	(10,680,782)

Net increase in cash and cash equivalents	18,882,570	421,662
Cash and cash equivalents at beginning of period	13,895,823	9,905,740

Cash and cash equivalents at end of period	$32,778,393	$10,327,402

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with proceeds of capital lease obligations	$222,172	$103,667

Retirement of treasury stock	$—	$10,608,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$10,370,000	$6,980,000

Cash paid for interest	$14,120	$12,184

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2010 are not necessarily indicative of the results that may be reported for the remainder of the fiscal year ending June 30, 2010 or future periods. Except as otherwise indicated by the context, the terms “we”, “us”, “our”, “Continucare”, or the “Company”, refer to Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2010 refers to the fiscal year ending June 30, 2010, Fiscal 2009 refers to the fiscal year ended June 30, 2009, and Fiscal 2008 refers to the fiscal year ended June 30, 2008.
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
In August 2009 and October 2009, we acquired two operators of sleep diagnostic centers for an aggregate total purchase price of $1.9 million.
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
NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS
The most significant component of the goodwill and other intangible assets included in the accompanying condensed consolidated balance sheets consists of the goodwill and other intangible assets recorded in connection with the acquisition (the “Acquisition”) of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”) in October 2006. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)
in goodwill totaling $58.9 million. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have estimated useful lives of eight and five years, respectively. The fair values of the customer relationships and other identifiable intangible assets are amortized over their estimated lives using the straight-line method. The customer relationships are non-contractual. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. Amortization expense for the identifiable intangible assets was $0.3 million and $0.9 million for each of the three and nine-month periods ended March 31, 2010 and 2009, respectively.
NOTE 5 — SHARE-BASED PAYMENT
We recognize the cost relating to stock-based payment transactions, based on the fair value of the stock-based awards issued, in the financial statements over the period services are rendered.
We calculate the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during the three-month periods ended March 31, 2010 and 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 1.02% to 3.05% and 0.66% to 2.28%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 60.3% and 60.7%, respectively; and weighted-average expected life of the options ranging from 3 to 7 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the nine-month periods ended March 31, 2010 and 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 0.73% to 3.05% and 0.66% to 3.09%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 60.5% and 58.6%, respectively; and weighted-average expected life of the options ranging from 3 to 7 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
For the three and nine-month periods ended March 31, 2010, we recognized share-based compensation expense of $0.5 million and $1.1 million, respectively. For the three and nine-month periods ended March 31, 2009, we recognized share-based compensation expense of $0.3 million and $0.9 million, respectively. For the three and nine-month periods ended March 31, 2010, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million and $0.3 million, respectively. For the three and nine-month periods ended March 31, 2009, we had no excess tax benefits resulting from the exercise of stock options.
NOTE 6 — DEBT
On December 18, 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.25% at March 31, 2010), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At March 31, 2010, there was no outstanding principal balance on the Credit Facility. At March 31, 2010, we had letters of credit outstanding of $1.3 million which reduced the amount available for borrowing under the Credit Facility to $8.7 million. Under the Credit Facility, we are no longer required to use certificates of deposit as collateral for outstanding letters of credit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)
NOTE 7 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	59,984,393	59,904,532	59,657,867	62,059,381
Dilutive effect of stock options	2,202,241	943,522	1,873,168	1,060,073

Dilutive weighted average number of shares outstanding	62,186,634	60,848,054	61,531,035	63,119,454

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	—	4,133,250	—	4,133,250
NOTE 8 — INCOME TAXES
We recognize deferred income tax assets and liabilities based upon differences between the financial reporting and tax bases of assets and liabilities. We measure such assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
We recorded a liability for unrecognized tax benefits of approximately $0.9 million at March 31, 2010 and June 30, 2009 and included such liability in accrued expenses and other current liabilities at March 31, 2010 and in other long-term liabilities at June 30, 2009 on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $1.0 million, which includes accrued interest and penalties of approximately $0.1 million at March 31, 2010 and June 30, 2009. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2010. We are no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2006.
NOTE 9 — RELATED PARTY TRANSACTIONS
We are a party to a lease agreement for office space owned by Dr. Luis Cruz, a director of the Company through February 2010. For each of the three and nine-month periods ended March 31, 2010 and 2009, expenses related to this lease were approximately $0.1 million and $0.3 million, respectively.
Effective December 31, 2009, we terminated our agreements with Centers of Medical Excellence, Inc., an entity owned by Dr. Cruz, pursuant to which this entity acted as one of our independent physician affiliates in connection with the provision of primary care health services to a limited number of Medicare Advantage members enrolled in plans sponsored by CarePlus Health Plans, Inc. For the three-month periods ended March 31, 2010 and 2009, we recognized an operating loss of $0.3 million and $0.2 million, respectively, related to this arrangement. For the nine-month periods ended March 31, 2010 and 2009, we recognized an operating profit of $0.3 million and an operating loss of $0.4 million, respectively.
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
MARCH 31, 2010
(UNAUDITED)
On September 19, 2008, we purchased an aggregate of 600,000 shares of our common stock from Mr. Jose Garcia, an officer of the Company through January 15, 2009. We paid $2.14 per share for the shares for an aggregate purchase price of $1,284,000. The per share purchase price paid by us represented a 10% discount from the closing price of our common stock on September 19, 2008.
On October 23, 2008, we entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that will seek to establish special purpose medical provider networks. We made contributions of approximately $0.1 million during each of the three-month periods ended March 31, 2010 and 2009, and approximately $0.3 million and $0.2 million during each of the nine-month periods ended March 31, 2010 and 2009, respectively, to fund the operations of the joint venture. In April 2010, we terminated the business activities of the joint venture and recognized a loss on impairment of fixed assets of approximately $0.2 million during the three-month period ended March 31, 2010.
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
The Centers for Medicare and Medicaid Services (“CMS”) is performing audits of selected Medicare Advantage plans to validate the provider coding practices under the risk-adjustment methodology used to reimburse Medicare Advantage plans. These audits involve a review of a sample of medical records for the HMO contracts selected for audit. CMS has selected for audit several of the contracts of our HMO affiliates for the 2007 contract year and we expect that CMS will continue conducting such audits beyond the 2007 contract year. Due to the uncertainties principally related to CMS’ audit payment adjustment methodology, we are unable to determine whether these audits would ultimately result in a payment adjustment to us and we are also unable to estimate the financial impact of the payment adjustment if one occurs as a result of these audits. Although the amount of the adjustment to us, if any, is not reasonably estimable at this time, such adjustment may have a material adverse effect on our results of operations, financial position, and cash flows.
NOTE 11 — SUBSEQUENT EVENTS
We evaluated subsequent events for recognition or disclosure through the time these financial statements were filed in this quarterly report on Form 10-Q on May 5, 2010.

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
General
     We are a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”). All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”) and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. For the nine-month period ended March 31, 2010, approximately 90% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of March 31, 2010, we provided services to or for approximately 25,600 patients on a risk basis and approximately 9,600 patients on a limited or non-risk basis. Additionally, we also provided services to over 4,000 patients on a non-risk fee-for-service basis.
     In August 2009 and October 2009, we acquired two operators of sleep diagnostic centers. Through Seredor Corporation, a subsidiary established to conduct sleep service activities, we operate and manage sleep diagnostic centers in Florida, South Carolina, North Carolina, West Virginia, Virginia, Colorado and Ohio. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. The clinical staff at the centers are expertly trained in sleep disorders and work with physicians, neurologists, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients.
Medicare and Medicaid Considerations
     Substantially all of our revenue is generated by providing services to Medicare-eligible patients and Medicaid-eligible patients. The federal government has enacted significant reforms to the U.S. health care system which will have an impact on future revenues that we generate from our Medicare and Medicaid patients. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Health Care and Education Reconciliation Act of 2010. The provisions of these new laws include, among other things, limitations on Medicare Advantage payment rates and Medicaid coverage expansion to individuals with incomes under 133% of the poverty level beginning in 2014. Because there is considerable uncertainty regarding the financial impact of these reforms, we cannot currently predict the effect such reforms will have on our business. However, the lowering of future Medicare Advantage payment rates as well as other provisions of these new laws may have a material adverse effect on our business, results of operations, financial position and cash flows.
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
     In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which reduced our operating income by approximately $0.3 million and $0.2 million, respectively, during the nine-month periods ended March 31, 2010 and 2009. No risk corridor adjustments were allocated to us during the three-month periods ended March 31, 2010 and 2009.
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
Revenue Recognition
     Under our risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. In addition, the premiums paid to the HMOs are subject to periodic adjustment based on CMS’s risk corridor adjustment methodology related to the Medicare Prescription Drug Plan. We record adjustments to revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or the applicable government body and it is determined that the collectibility of such adjustments is reasonably assured or the likelihood of repayment is probable. The net effect of these premium adjustments included in revenue were favorable retroactive Medicare adjustments of $0.3 million and $0, respectively, for the three-month periods ended

March 31, 2010 and 2009, and $0.4 million and $0.6 million, respectively for the nine-month periods ended March 31, 2010 and 2009.
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at March 31, 2010 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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
     We develop our estimate of IBNR primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low utilization or if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also make adjustments for differences between the estimated claims expense recorded in prior months and actual claims expense as claims are paid by the HMO and reported to us. We use an actuarial analysis as an additional tool to further corroborate our estimate of IBNR.
     As medical claims are settled, actual amounts paid for claims incurred in prior periods vary from previously estimated liabilities. During the three-month periods ended March 31, 2010 and 2009, we recorded favorable adjustments of $1.1 million and $0.5 million, respectively, to medical claims expense as a result of the differences between the amounts paid for claims incurred in prior periods and the related liabilities for IBNR previously recorded. The favorable developments in medical claims expense during the three-month periods ended March 31, 2010 and 2009 primarily resulted from better than estimated utilization outcomes during each of these periods. These adjustments represented 2.1% and 1.0% of total medical claims expense recorded for the three-month periods ended March 31, 2010 and 2009, respectively.
     During the nine-month periods ended March 31, 2010 and 2009, we recorded a favorable adjustment of $1.0 million and an unfavorable adjustment of $0.1 million, respectively, to medical claims expense as a result of the differences between the amounts paid for claims incurred in prior periods and the related liabilities for IBNR previously recorded. The favorable development in medical claims expense during the nine-month period ended March 31, 2010 primarily resulted from better than estimated utilization outcomes during this period. These adjustments represented 0.7% and 0.1% of total medical claims expense recorded for the nine-month periods ended March 31, 2010 and 2009, respectively.

     Based on our analysis, as of March 31, 2010, we recorded a liability of approximately $23.1 million for IBNR. The liability for IBNR as of March 31, 2010 decreased by $0.6 million, or 2.6%, to $23.1 million from $23.7 million as of June 30, 2009 primarily due to improved utilization outcomes. The liability for IBNR as of March 31, 2009 of $22.5 million decreased by $1.4 million, or 5.7%, from $23.9 million as of June 30, 2008 primarily due to the timing of claims paid by our HMO affiliates and a decrease in patients under risk arrangements.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $78.6 million, which represented approximately 54% of our total assets at March 31, 2010. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the acquisition of the MDHC Companies in October 2006. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million.
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
     We completed our annual impairment test as of May 1, 2009 and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required at March 31, 2010. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At March 31, 2010, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $3.7 million.
Stock-Based Payment
     We recognize compensation costs in our financial statements related to our share-based payment transactions over the period services are rendered according to the fair value of the stock-based awards issued. We recognized share-based compensation expense of $0.5 million and $1.1 million, respectively, for the three and nine-month periods ended March 31, 2010. For the three and nine-month periods ended March 31, 2009, we recognized share-based compensation expense of $0.3 million and $0.9 million, respectively. For the three and nine-month periods ended March 31, 2010, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million and $0.3 million, respectively. For the three and nine-month periods ended March 31, 2009, we had no excess tax benefits resulting from the exercise of stock options.
     We have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during the three-month periods ended March 31, 2010 and 2009 based on the following assumptions: risk-free interest rate ranging from 1.02% to 3.05% and 0.66% to 2.28%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 60.3% and 60.7%, respectively, and weighted-average expected life of the options ranging from 3 to 7 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the nine-month periods ended March 31, 2010 and 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 0.73% to 3.05% and 0.66% to 3.09%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 60.5% and 58.6%, respectively, and weighted-average expected life of the options ranging from 3 to 7 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTH PERIOD ENDED MARCH 31, 2010 TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2009
Revenue
     Revenue increased by $4.9 million, or 6.5%, to $80.3 million for the three-month period ended March 31, 2010 from $75.4 million for the three-month period ended March 31, 2009 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $3.5 million, or 5.1%, during the three-month period ended March 31, 2010. During the three-month period ended March 31, 2010, revenue generated by our Medicare risk arrangements increased approximately 7.6% on a per patient per month basis and Medicare patient months decreased by approximately 2.3% over the comparable period of Fiscal 2009. The increase in the per member per month Medicare revenue was primarily due to an increase in premiums resulting from the Medicare risk adjustment program. The decrease in Medicare patient months was primarily due to the termination of at risk management service agreements related to certain IPA practices.
     Effective January 1, 2010, the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients decreased by approximately 5% before taking into account any premium adjustments resulting from changes in Medicare risk adjustment scores. After taking into account our premium adjustments resulting from changes in Medicare risk adjustment scores, revenue generated by our Medicare risk arrangements increased approximately 7.6% on a per patient per month basis for the three-month period ended March 31, 2010.
     Based on information received from our HMO affiliates and CMS, we believe that the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients will decrease by approximately 2% effective January 1, 2011 before taking into account any adjustments resulting from changes in Medicare risk adjustment scores. Presently, we do not know whether our HMO affiliates will take any action to mitigate the effect of the Medicare Advantage premium reduction, such as reducing plan benefits that will become effective January 1, 2011. We will, however, seek to improve medical claims expense management and pursue other cost reduction strategies in an effort to mitigate the effects of the Medicare Advantage premium reduction. There is no assurance that our Medicare capitation payments will decrease by this amount or that our cost reduction strategies will mitigate the Medicare Advantage premium reduction. Failure to mitigate the effects of the Medicare Advantage premium reduction may have a material adverse effect on our results of operations, financial position and cash flows.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of the premium adjustments included in revenue for the three-month period ended March 31, 2010 was a favorable retroactive Medicare adjustment of approximately $0.3 million. There were no retroactive premium adjustments included in revenue for the three-month period ended March 31, 2009. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 73%, 20% and 6%, respectively, of our total revenue for the three-month period ended March 31, 2010. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 19% and 7%, respectively, of our total revenue for the three-month period ended March 31, 2009.
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
     Medical services expenses for the three-month period ended March 31, 2010 decreased by $0.4 million, or 0.5%, to $60.1 million from $60.5 million for the three-month period ended March 31, 2009. Medical claims expense, which is the largest component of medical services expense, decreased by $1.1 million, or 2.1%, to $52.1 million for the three-month period ended March 31, 2010 from $53.2 million for the three-month period ended March 31, 2009 primarily due to a decrease in Medicare claims expense of $1.7 million, or 3.6%. The decrease in Medicare claims expense resulted from a 1.3% decrease on a per patient per month basis in medical claims expenses related to our Medicare patients and a decrease of 2.3% in Medicare patient months. The decrease in Medicare per patient per month medical claims expense was primarily attributable to a reduction in plan benefits offered by our HMO affiliates effective January 1, 2010 and improved utilization outcomes.
     As a percentage of revenue, medical services expenses decreased to 74.9% of revenue for the three-month period ended March 31, 2010 as compared to 80.2% for the three-month period ended March 31, 2009. Our claims loss ratio (medical claims expense as a percentage of revenue generated under risk arrangements) decreased to 66.3% for the three-month ended March 31, 2010 from 71.8% for the three-month period ended March 31, 2009. These decreases were primarily due to an increase in Medicare revenue combined with a decrease in Medicare claims expense on a per patient per month basis. HMOs are under continuous competitive pressure to offer enhanced and possibly more expensive, benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $0.9 million, or 11.3%, to $8.1 million for the three-month period ended March 31, 2010 from $7.2 million for the three-month period ended March 31, 2009. As a percentage of revenue, other direct costs increased to 10.0% for the three-month period ended March 31, 2010 from 9.6% for the three-month period ended March 31, 2009. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits related to the operations of the sleep diagnostic centers that were acquired in Fiscal 2010.
     Administrative payroll and employee benefits expense increased by $1.7 million, or 47.2%, to $5.2 million for the three-month period ended March 31, 2010 from $3.5 million for the three-month period ended March 31, 2009. As a percentage of revenue, administrative payroll and employee benefits expense increased to 6.5% for the three-month period ended March 31, 2010 from 4.7% for the three-month period ended March 31, 2009. The increase in administrative payroll and employee benefits expense was primarily due to an increase in incentive plan accruals related to our earnings in Fiscal 2010.
     General and administrative expenses increased by $0.8 million, or 19.0%, to $5.2 million for the three-month period ended March 31, 2010 from $4.4 million for the three-month period ended March 31, 2009. As a percentage of revenue, general and administrative expenses increased to 6.5% for the three-month period ended March 31, 2010 from 5.8% for the three-month period ended March 31, 2009. The increase in general and administrative expenses was primarily due to an increase in expenses related to the operations of the sleep diagnostic centers that were acquired in Fiscal 2010 and a loss on impairment of fixed assets recognized in connection with the termination of business activities of a joint venture arrangement.
Income from Operations
     Income from operations for the three-month period ended March 31, 2010 increased by $2.7 million, or 38.3%, to $9.7 million from $7.0 million for the three-month period ended March 31, 2009.
Taxes
     An income tax provision of $3.7 million and $2.7 million was recorded for the three-month periods ended March 31, 2010 and 2009, respectively. The effective income tax rates remained relatively unchanged at 38.8% and 38.7% for the three-month periods ended March 31, 2010 and 2009, respectively.
Net Income
     Net income for the three-month period ended March 31, 2010 increased by $1.6 million, or 36.4%, to $5.9 million from $4.3 million for the three-month period ended March 31, 2009.
COMPARISON OF THE NINE-MONTH PERIOD ENDED MARCH 31, 2010 TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2009
Revenue
     Revenue increased by $25.5 million, or 12.4%, to $231.5 million for the nine-month period ended March 31, 2010 from $206.0 million for the nine-month period ended March 31, 2009 due primarily to increases in our Medicare revenue.

     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $22.1 million, or 11.9%, during the nine-month period ended March 31, 2010. During the nine-month period ended March 31, 2010, revenue generated by our Medicare risk arrangements increased approximately 14.5% on a per patient per month basis and Medicare patient months decreased by approximately 2.3% over the comparable period of Fiscal 2009. The increase in the per patient per month Medicare revenue was primarily due to a rate increase in the Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program. The decrease in Medicare patient months was primarily due to the termination of at risk management service agreements related to certain IPA practices. Included in revenue for the nine-month periods ended March 31, 2010 and 2009 were favorable retroactive Medicare adjustments of $0.4 million and $0.6 million, respectively, related to Medicare premiums and risk corridor adjustments. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 19% and 6%, respectively, of our total revenue for the nine-month period ended March 31, 2010. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 18% and 8%, respectively, of our total revenue for the nine-month period ended March 31, 2009.
Operating Expenses
     Medical services expenses for the nine-month period ended March 31, 2010 increased by $11.3 million, or 6.7%, to $178.5 million from $167.2 million for the nine-month period ended March 31, 2009. Medical claims expense, which is the largest component of medical services expense, increased by $9.4 million, or 6.4%, to $155.1 million for the nine-month period ended March 31, 2010 from $145.7 million for the nine-month period ended March 31, 2009 primarily due to an increase in Medicare claims expense of $7.1 million, or 5.3%. The increase in Medicare claims expense resulted from a 7.8% increase in medical claims expense on a per patient per month basis and a 2.3% decrease in Medicare patient months. The increase in Medicare per patient per month medical claims expense was primarily attributable to enhanced benefits offered by our HMO affiliates in 2009 and inflationary trends in the health care industry, partially offset by improved utilization outcomes.
     As a percentage of revenue, medical services expenses decreased to 77.1% of revenue for the nine-month period ended March 31, 2010 as compared to 81.2% for the nine-month period ended March 31, 2009. Our claims loss ratio (medical claims expense as a percentage of revenue generated under risk arrangements) decreased to 68.5% for the nine-month ended March 31, 2010 from 72.0% for the nine-month period ended March 31, 2009. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis.
     Other direct costs increased by $1.9 million, or 8.8%, to $23.4 million for the nine-month period ended March 31, 2010 from $21.5 million for the nine-month period ended March 31, 2009. As a percentage of revenue, other direct costs decreased to 10.1% for the nine-month period ended March 31, 2010 from 10.5% for the nine-month period ended March 31, 2009. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits related to the operations of the sleep diagnostic centers that we acquired in Fiscal 2010.
     Administrative payroll and employee benefits expense increased by $2.9 million, or 30.5%, to $12.3 million for the nine-month period ended March 31, 2010 from $9.4 million for the nine-month period ended March 31, 2009. As a percentage of revenue, administrative payroll and employee benefits expense increased to 5.3% for the nine-month period ended March 31, 2010 from 4.6% for the nine-month period ended March 31, 2009. The increase in administrative payroll and employee benefits expense was primarily due to increases in personnel, annual salary increases and increases in incentive plan accruals.
     General and administrative expenses increased by $1.4 million, or 11.0%, to $13.8 million for the nine-month period ended March 31, 2010 from $12.4 million for the nine-month period ended March 31, 2009. As a percentage of revenue, general and administrative expenses decreased to 5.9% for the nine-month period ended March 31, 2010 from 6.0% for the nine-month period ended March 31, 2009. The increase in general and administrative expenses was primarily due to expenses related to the operations of the sleep diagnostic centers that we acquired in Fiscal 2010 and an increase in depreciation and amortization expenses.
Income from Operations
     Income from operations for the nine-month period ended March 31, 2010 increased by $10.0 million, or 58.9%, to $27.0 million from $17.0 million for the nine-month period ended March 31, 2009.
Taxes
     An income tax provision of $10.4 million and $6.6 million was recorded for the nine-month periods ended March 31, 2010 and 2009, respectively. The effective income tax rates remained relatively unchanged at 38.7% for each of the nine-month periods ended March 31, 2010 and 2009.
Net Income
     Net income for the nine-month period ended March 31, 2010 increased by $6.0 million, or 57.4%, to $16.5 million from $10.5 million for the nine-month period ended March 31, 2009.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2010, working capital was $42.8 million, an increase of $17.3 million from $25.5 million at June 30, 2009. Cash and cash equivalents increased by $18.9 million to $32.8 million at March 31, 2010 compared to $13.9 million at June 30, 2009. The increases in working capital and cash and cash equivalents at March 31, 2010 compared to June 30, 2009 were primarily due to net income of $16.5 million generated during the nine-month period ended March 31, 2010.
     Net cash of $21.7 million was provided by operating activities for the nine-month period ended March 31, 2010 compared to $13.3 million for the nine-month period ended March 31, 2009. The $8.4 million increase in cash provided by operating activities was primarily due to an increase in net income of $6.0 million and a net increase in accrued expenses and other current liabilities of $2.3 million.
     Net cash of $3.7 million was used for investing activities for the nine-month period ended March 31, 2010 compared to $2.2 million for the nine-month period ended March 31, 2009. The $1.5 million increase in cash used for investing activities primarily related to net cash used of $1.6 million for the acquisition of sleep diagnostic centers.
     Net cash of approximately $0.9 million was provided by financing activities for the nine-month period ended March 31, 2010 compared to $10.7 million of cash used for financing activities for the nine-month period ended March 31, 2009. The $11.6 million increase in cash provided by financing activities for the nine-month period ended March 31, 2010 was primarily due to a $10.6 million net decrease in cash used for the repurchase of common stock and a net increase of $0.8 million in proceeds received from the expense of stock options.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.3 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     On December 18, 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.25% at March 31, 2010), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At March 31, 2010, there was no outstanding principal balance on the Credit Facility. At March 31, 2010, we had letters of credit outstanding of $1.3 million which reduced the amount available for borrowing under the Credit Facility to $8.7 million. Under the Credit Facility, we are no longer required to use certificates of deposit as collateral for outstanding letters of credit.
     Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During the three and nine-month periods ended March 31, 2010, we did not repurchase any of our common stock. As of April 30, 2010, we had repurchased 11,907,004 shares of our common stock for approximately $25.0 million.
     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for the foreseeable future and satisfy any remaining obligations from our working capital, anticipated cash flows from operations and our Credit Facility.
FORWARD-LOOKING STATEMENTS
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
•	Our operations are dependent on three health maintenance organizations;

•	Under our most important contracts we are responsible for the cost of medical services to our patients in return for a capitated fee;

•	Our revenues will be affected by the Medicare Risk Adjustment program;

•	If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced;

•	A failure to estimate incurred but not reported benefits expense accurately will affect our profitability;

•	We compete with many health care providers for patients and HMO affiliations;

•	We may not be able to successfully recruit or retain existing relationships with qualified physicians and medical professionals;

•	Our business exposes us to the risk of medical malpractice lawsuits;

•	We primarily operate in Florida;

•	A significant portion of our voting power is concentrated;

•	We are dependent on our executive officers and other key employees;

•	We depend on the management information systems of our affiliated HMOs;

•	We depend on our information processing systems;

•	Volatility of our stock price could adversely affect you;

•	A failure to successfully implement our business strategy could materially and adversely affect our operations and growth opportunities;

•	Our intangible assets represent a substantial portion of our total assets;

•	Competition for acquisition targets and acquisition financing and other factors may impede our ability to acquire other businesses and may inhibit our growth;

•	Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences;

•	Enacted health care reform could adversely affect our business;

•	A decrease to our Medicare capitation payments may have a material adverse effect on our results of operations, financial position and cash flows;

•	We are subject to government regulation;

•	The health care industry is subject to continued scrutiny;

•	Our insurance coverage may not be adequate, and rising insurance premiums could negatively affect our profitability;

•	Deficit spending and economic downturns could negatively impact our results of operations; and

•	Many factors that increase health care costs are largely beyond our ability to control.
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
     At March 31, 2010, we held certificates of deposit and cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At March 31, 2010, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility has a variable interest rate and is interest rate sensitive, however, we had no amount outstanding under the Credit Facility at March 31, 2010. We have no material risk associated with foreign currency exchange rates or commodity prices.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the SEC on September 10, 2009:
Recently enacted health care reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, could have a material adverse effect on our business.
     The federal government has enacted significant reforms to the U.S. health care system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Health Care and Education Reconciliation Act of 2010.
     The provisions of these new laws include, among other things, limiting Medicare Advantage payment rates. While there is considerable uncertainty of the financial impact of these reforms, the lowering of future Medicare Advantage payment rates as well as other provisions of these new laws may have a material adverse effect on our business, results of operations, financial position and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS
     Exhibits
31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: May 5, 2010	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)