Form 10-K
period 2010-06-30
CONTINUCARE CORP
filed 2010-09-09
CIK 803352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended: June 30, 2010
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
$.0001 PAR VALUE
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
     The aggregate market value of the voting common stock held by non-affiliates of the registrant on December 31, 2009 was approximately $141,201,000.
     Number of shares outstanding of each of the registrant’s classes of Common Stock at August 31, 2010: 60,553,546 shares of Common Stock, $.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the registrant’s Annual Meeting of Shareholders for the fiscal year ended June 30, 2010 are incorporated by reference into Part III of this Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

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
Company Overview
     We are primarily a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide medical management services to independent physician affiliates (“IPAs”). All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”), and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 20% and 6%, respectively, of our total revenue for Fiscal 2010. For Fiscal 2010, approximately 90% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of June 30, 2010, we provided services to or for approximately 25,700 patients on a risk basis and approximately 9,000 patients on a limited or non-risk basis. Additionally, we provided services to over 6,000 patients on a non-risk fee-for-service basis. We also operate and manage sleep diagnostic centers in a number of states.
     We were incorporated in Florida in 1996 as the successor to a Florida corporation formed earlier in 1996. Our principal place of business is 7200 Corporate Center Drive, Suite 600, Miami, Florida 33126. Our telephone number is 305-500-2000.
Acquisitions
     In October 2006, we completed the acquisition of the MDHC Companies. The MDHC Companies provide primary care physician services and certain medical specialty and diagnostic services in five medical centers in Miami-Dade County, Florida. The majority of the MDHC Companies’ patients are participants in Medicare and Medicaid HMO plans and substantially all of the MDHC Companies’ contracts with HMOs are on a risk basis. In connection with the completion of the acquisition of the MDHC Companies and in consideration for the assets acquired pursuant to the acquisition of the MDHC Companies, we paid the MDHC Companies approximately $6.7 million in cash, issued 19.7 million shares of our common stock and assumed or repaid certain indebtedness and liabilities of the MDHC Companies.
     The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million. This purchase price allocation includes certain adjustments recorded during Fiscal 2008 and 2007 that resulted in a decrease in goodwill of approximately $0.5 million and $3.3 million, respectively. These adjustments primarily related to Medicare risk adjustments and pharmacy rebates relating to the operations of the MDHC Companies for periods prior to the completion of the acquisition of the MDHC Companies and to adjustments to increase the estimated fair values of the identifiable intangible assets based on updated available information and assumptions. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have an estimated useful life of eight and five years, respectively. The fair values of the customer relationships and other identifiable intangible assets are amortized over their estimated lives using the straight line method. The customer relationships are non-contractual. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques. The purchase price of $66.2 million includes the estimated fair value of our common stock issued to the MDHC Companies of $58.5 million, cash paid to the principal owners of $6.7 million, and acquisition costs of approximately $1.0 million.

     As a result of the acquisition of the MDHC Companies, we became a party to two lease agreements for office space owned by certain of the principal owners of the MDHC Companies, one of which we terminated effective September 30, 2007. For Fiscal Years 2010, 2009 and 2008, expenses related to these two leases were approximately $0.4 million in each fiscal year.
     In 2009, we acquired two operators of sleep diagnostic centers and in August 2010 we acquired a South Florida-based sleep diagnostic center business. Through Seredor Corporation, a subsidiary established to conduct sleep service activities, we operate and manage sleep diagnostic centers in Florida, South Carolina, North Carolina, West Virginia, Virginia, Colorado and Ohio. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. The clinical staff at the centers are expertly trained in sleep disorders and work with physicians, neurologists, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients.
Industry Overview
     The United States health care market is large and growing. According to the Centers For Medicare and Medicaid Services (“CMS”), total outlays on health care in the United States were approximately $2.3 trillion in 2008 and were projected to reach approximately $4.5 trillion in 2019, representing an annual rate of increase of approximately 6.1%. The rate of the overall increase of health care outlays in the United States has been greater than the growth of the economy as a whole (measured by gross domestic product, or GDP). For example, in 2008 the rate of growth of total United States medical outlays was approximately two percentage points higher than the growth of GDP. The high growth rate of health care outlays is expected to continue. In 2008, health care outlays represented approximately 16.2% of GDP. CMS projects that this amount will increase to 19.3% of GDP by 2019. In addition, United States health care outlays have increased at a faster rate than the consumer price index. According to CMS, medical outlays in the United States were projected to grow by approximately 5.7% in 2009, as compared to actual increases of 4.4% in 2008, 6.0% in 2007 and 6.6% in 2006.
     The Medicare sector of the United States health care market is also large and growing. Medicare provided health care benefits to approximately 46 million elderly and disabled Americans in 2009, or approximately 15% of the population of the United States. With the coming retirement of the “Baby Boom” generation, a significant increase in the number of Medicare beneficiaries is forecast, with the number of Medicare beneficiaries expected to rise to over 75 million, or greater than 20% of the projected population of the United States, by 2030. Medicare outlays have also grown faster than both the GDP and the consumer price index, which growth is forecast to continue. For example, annual Medicare outlays exceeded $400 billion in 2008 and are expected to grow to over $900 billion by 2019.
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
     As a result of the Medicare Modernization Act’s enhanced payment rates and other provisions designed to expand Medicare Advantage offerings and make them more attractive to plan sponsors and beneficiaries, enrollment in Medicare Advantage programs has increased since December 2003 from approximately 5.3 million participants, or approximately 13% of the Medicare-eligible population, to approximately 11.3 million participants, or approximately 24% of the Medicare-eligible population, as of June 2010. The number of participating private health plans also increased dramatically during this period going from 155 plans in November 2003 to 574 plans in June 2010.

     In March 2010, the President signed into law The Patient Protection and Affordable Care Act, and The Health Care and Education Reconciliation Act of 2010. The provisions of these new laws include, among other things, limitations on Medicare Advantage payment rates and Medicaid coverage expansion to individuals with incomes under 133% of the poverty level beginning in 2014. Because there is considerable uncertainty regarding the financial impact of these reforms, we cannot currently predict the effect such reforms will have on our business. However, the lowering of future Medicare Advantage payment rates as well as other provisions of these new laws may have a material adverse effect on our business, results of operations, financial position and cash flows.
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
     HMOs offer a comprehensive health care benefits package in exchange for a fixed prepaid monthly fee or premium per enrollee that does not vary through the contract period regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge. HMOs contract directly with medical clinics, independent physicians, hospitals and other health care providers to administer medical care to HMO enrollees. Often the payment to physicians is in the form of a fixed monthly fee per enrollee, which is called a capitation payment. Once negotiated, the total payment is based on the number of enrollees covered, regardless of the actual need for and utilization of covered services.
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
Our Market and Business Strategy
     The population of Florida was approximately 18.5 million in 2009, and approximately 29% of those residents were located in Miami-Dade, Broward and Hillsborough Counties. As of June 2010, approximately 1.1 million residents of Florida were enrolled in Medicare Advantage plans out of a Medicare-eligible population of approximately 3.3 million. The three primary HMOs with which we are affiliated account for approximately 47% of Medicare Advantage participants in the markets we serve.
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
Increasing Patient Volume
     Our core business is comprised of our established network of medical centers from which we provide primary care services on an outpatient basis. The dominant focus of these medical centers has historically been serving patients enrolled in Medicare Advantage plans sponsored by our HMO affiliates. We seek to increase the number of patients using our medical centers through the general marketing efforts of our affiliated HMOs and on our own through targeted marketing efforts. In addition to building our Medicare Advantage patient base we seek to increase the number of patients we serve in other lines of business. In particular we desire to increase our Medicaid patient base. In furtherance of this objective we have modified our arrangements with certain of our existing HMO affiliates to add Medicaid as a covered line of business and have expanded our Medicaid HMO affiliations.

Selectively Expanding Our Network
     In addition to the acquisition of the MDHC Companies, we may seek to add additional medical centers or other medical facilities to our network either through acquisition or start up, although no assurance can be given of our ability to establish or acquire any additional locations. To date, we have focused on Miami-Dade, Broward and Hillsborough Counties, Florida. We expect we will identify and select acquisition candidates based in large part on the following broad criteria:
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
Developing Our IPA Management Activities
     We currently provide management services to a network of IPAs at approximately 50 medical offices. We enhance the operations of our IPA physician practices by providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPA practices to further assist with their operations. We believe that we can leverage our skill at providing medical management services to IPA practices to a larger group of IPA practices and will seek to selectively add new IPA practices to enhance our IPA management activities. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our network.
Selectively Expanding Our Operations Into Other Areas
     We are actively exploring expansion of our operations into other areas in which we believe we can leverage our expertise in order to establish additional sources of revenue. As part of this strategy, in 2009 we acquired two operators of sleep diagnostic centers and in August 2010 we acquired a South Florida-based sleep diagnostic center business. Through Seredor Corporation, we operate and manage sleep diagnostic centers at 15 locations in Florida, South Carolina, North Carolina, West Virginia, Virginia, Colorado and Ohio. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. The most common sleep disorder, obstructive sleep apnea (or OSA), is a serious, though often undiagnosed health condition that afflicts more than 18 million adults in the United States. OSA sufferers stop breathing repeatedly during sleep in intervals that may last 10 seconds to a minute or longer. Key symptoms of OSA include daytime sleepiness, loud snoring, gasping or choking during sleep, and depression and irritability. OSA increases the risk of hypertension, heart disease, mood and memory problems. It also increases the risks of automobile crashes and other accidents. The clinical staff at the centers are expertly trained in sleep disorders and work with physicians, neurologists, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients.
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
Our IPAs
     We provide management assistance to IPAs. Our services include providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPAs to further assist with their practices. These services currently relate primarily to those patients served by the IPAs who are enrolled in health plans offered by Humana and Vista. As of June 30, 2010, these IPAs provided services to over 3,000 patients.
     Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of the premium that the health plan receives for those members who have selected the IPAs as their primary care physicians and assume responsibilities for the cost of substantially all medical services provided to these members, even those we do not provide directly. Effective January 1, 2008, we entered into an agreement with Vista under which we agreed to assume certain management responsibilities on a limited risk basis for Vista’s Medicare members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Our IPAs practice primary care medicine on an outpatient basis in facilities similar to our medical centers. Our IPA physicians typically earn a capitated fee for the services they provide and may be entitled to obtain bonus distributions if they operate their practice in accordance with their negotiated contract.

Medicare and Medicaid Considerations
     Substantially all of our revenue is generated by providing services to Medicare-eligible patients and Medicaid-eligible patients. The federal government has enacted significant reforms to the U.S. health care system which will have an impact on future revenues that we generate from our Medicare and Medicaid patients. In March 2010, the President signed into law The Patient Protection and Affordable Care Act, and The Health Care and Education Reconciliation Act of 2010. The provisions of these new laws include, among other things, limitations on Medicare Advantage payment rates and Medicaid coverage expansion to individuals with incomes under 133% of the poverty level beginning in 2014. Because there is considerable uncertainty regarding the financial impact of these reforms, we cannot currently predict the effect such reforms will have on our business. However, the lowering of future Medicare Advantage payment rates as well as other provisions of these new laws may have a material adverse effect on our business, results of operations, financial position and cash flows.
     The premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans are subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues as estimated in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustments, and a portion of each such HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with these HMOs are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During Fiscal 2010, 2009 and 2008, our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $0.4 million, $0.2 million and $3.1 million, respectively.
Our HMO Affiliates
     We currently have managed care agreements with several HMOs. Our most significant HMO affiliates are Humana, Vista and Wellcare. Under our risk agreements with Humana, Vista and Wellcare, we receive for our services capitated monthly payments per patient at a rate established by the respective contract. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients, even services we do not provide directly. In Fiscal 2010, we generated approximately 72%, 20% and 6% of our revenue from contracts with Humana, Vista and Wellcare, respectively. We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms. We may selectively add new HMO affiliations, but we can provide no assurance that we will be successful in doing so. The loss of significant HMO contracts and/or the failure to regain or retain such HMO’s patients or the related revenues without entering into new HMO affiliations could have a material adverse effect on our business, results of operations and financial condition.
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
     The third agreement we have with Humana is the Risk IPA Agreement. Under the Risk IPA Agreement, we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to selected primary care physicians at twelve medical offices in Miami-Dade and Broward Counties, Florida in return for a capitated fee per patient. The capitated fee is based on a percentage of the premium that Humana receives with respect to that patient.
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
     One of our two primary agreements with Vista expires on June 30, 2011 and the other expires on September 1, 2011 and each will automatically renew for successive one year periods unless either party provides the other with 60-days notice of its intent to terminate such agreement. Vista may terminate either of these agreements with us immediately if we materially breach the relevant agreement, provided that we are given an opportunity to cure such breach, and if we experience certain events of bankruptcy or insolvency. In addition, each of these agreements permits Vista to immediately terminate the agreement if Vista determines, in its sole reasonable discretion, that (i) our actions or inactions or those of our health care professionals are causing or may cause imminent danger to the health, safety or welfare of any Vista member; (ii) our or our health care professionals’ licenses, DEA registrations, hospital staff privileges, rights to participate in the Medicare or Medicaid program or other accreditations are restricted, suspended or revoked or if any of our health care professionals voluntarily relinquish any of those credentials and we do not promptly terminate that professional; (iii) our health care professionals’ ability to practice medicine is effectively impaired by an action of the Board of Medicine or other governmental agency; (iv) we are convicted of a criminal offense related to our involvement in Medicaid, Medicare or social service programs under Title XX of the Social Security Act; or (v) we or our medical professionals engaged in any other behavior or activity that could be hazardous or injurious to any Vista member.
     Effective January 1, 2008, we entered into an agreement with Vista under which we agreed to assume certain management responsibilities on a limited risk basis for Vista’s Medicare members assigned to certain IPAs practicing at ten medical offices in Miami-Dade and Broward Counties, Florida.
Wellcare
     We are a party to two agreements with Wellcare under which we provide or arrange for the provision of medical services to each member of Wellcare’s Medicare plans who selects one of our physicians as his or her primary care physician. One of these agreements, the Physician Provider Agreement, is a risk arrangement under which we receive for our services a capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that Wellcare receives with respect to those patients. This agreement has a one-year term and automatic subsequent one-year renewal terms, subject to certain termination provisions stipulated in the agreement. Under the risk arrangement we assume financial responsibility for the provision of all necessary medical care to our patients. Our other agreement with Wellcare, which is also a risk arrangement for Wellcare’s Medicare members, expires November 1, 2010 with automatic subsequent one year renewal terms unless either party provides the other with 90-days notice of its intent to terminate.
     We also have contracts with Wellcare and its affiliates for the provision of care for members of their Medicaid plans.

     Under our agreements with Humana, Vista and Wellcare, there are circumstances under which we could be obligated to continue to provide medical services to patients in our care following a termination of the applicable agreement. In certain cases, this obligation could require us to provide care to patients following the bankruptcy or insolvency of our HMO affiliate. Accordingly, our obligations to provide medical services to our patients (and the associated costs we incur) may not terminate at the time that our agreement with the HMO terminates, and we may not be able to recover our cost of providing those services from the HMO.
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
Government Regulation
     General. Our business is primarily regulated by the federal government and various states where we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with our members, other providers and the public. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.
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
     Federal “Fraud and Abuse” Laws and Regulations. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under federal health care programs, including without limitation, the Medicare and Medicaid programs. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from health care programs and forfeiture of amounts collected in violation of such laws. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. The Anti-Kickback Law provides for certain safe harbors to its prohibitions, however, failure to meet a safe harbor does not necessarily mean that an arrangement violates the Anti-Kickback Law. Rather, each arrangement must be analyzed based on its specific facts and the intent of the parties.
     State Fraud and Abuse Regulations. Various states also have anti-kickback laws applicable to licensed health care professionals and other providers and, in some instances, applicable to any person engaged in the proscribed conduct. For example, the Florida “Patient Brokering Act” imposes criminal penalties, including jail terms and fines, for offering, soliciting, receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engaging in any split-fee arrangement, in any form whatsoever, in return for the referral of patients or patronage from a health care provider or health care facility or in return for the acceptance or acknowledgement of treatment from a health care provider or health care facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician, a practice commonly known as “fee splitting.” The applicability of such laws is dependent upon the particular state in which we conduct business.

     Federal Restrictions on Physician Referrals. Federal regulations under the Social Security Act restrict physician referrals to health care entities with which such physicians have financial relationships (commonly referred to as the “Stark Law”). Specifically, the Stark Law prohibits a physician, or an immediate family member, who has a financial relationship with a health care entity, from referring Medicare or Medicaid patients with limited exceptions, to that entity for the following “designated health services”: clinical laboratory services, physical therapy services, occupational therapy services, speech-language pathology services, radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services, speech-language pathology services, durable medical equipment and supplies, radiation therapy services and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, a health care entity. The Stark Law also prohibits a health care entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient as a result of the prohibited referral. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from participation in the Medicare and Medicaid programs.
     State Restrictions on Physician Referrals. Various states also have laws that restrict physician referrals to health care entities with which such physicians have financial relationships. In Florida, for example, the Florida Patient Self Referral Act of 1992 (“Florida Act”) regulates patient referrals by a health care provider to certain providers of health care services in which the referring provider has an investment interest. Unlike the federal Stark regulations, the Florida act applies only to investment interests and does not affect compensation relationships between the referring provider and the entity to which the provider is referring patients. The penalties for breach of the Florida Act include denial and refund of claims payments and civil monetary penalties. Further, the Florida Act is not limited to referrals for items and services paid for by the Medicare or Medicaid programs, and instead applies to all payors, including health insurers and private pay. The applicability of such state laws is dependent upon the particular state in which we conduct business.
     Privacy Laws. The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”) and regulations enacted under HIPAA with respect to, among other things, the privacy of certain individually identifiable health information, the transmission of protected health information and standards for the security of electronic health information. Florida state professional licensing statutes also include privacy laws specific to the profession. For example, there are certain privacy laws that apply to physicians and mental health professionals.
     Corporate Practice of Medicine Doctrine. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and loosely interpreted by the courts and regulatory agencies. Florida, the state in which we primarily operate our clinics, does not have a corporate practice of medicine doctrine with respect to the types of physicians employed with us. Our operations in other states are primarily facility-based and not subject to these types of restrictions.
     Clinic and Facility Regulation and Licensure. Each state has its own laws regarding the regulation and licensure of clinics and facilities. For example, in Florida The Agency for Health Care Administration (“AHCA”) requires us to license each of our medical centers and sleep study laboratories. Each medical center must renew its health care clinic licensure bi-annually. Further, the Florida Health Care Clinic Act requires that clinics have a medical director and prohibits such medical director or any physician affiliated with the medical director’s group practice from making referrals to the clinic if the clinic provides certain health care services, such as magnetic resonance imaging, static radiographs, computed tomography, or positron emission tomography. Violation of this prohibition against medical director referrals is a third degree felony. Each state has different requirements and regulations.
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
     Healthcare Reform. The federal government has enacted significant reforms to the U.S. health care system. In March 2010, the President signed into law The Patient Protection and Affordable Care Act, and The Health Care and Education Reconciliation Act of 2010. The provisions of these new laws include, among other things, limiting Medicare Advantage payment rates. While there is considerable uncertainty of the financial impact of these reforms, the lowering of future Medicare Advantage payment rates as well as other provisions of these new laws may have a material adverse effect on our business, results of operations, financial position and cash flows.
     Health Care Professional Licensure and Supervision. Our physicians are subject to licensure requirements administered by the applicable state professional licensing boards, including the particular state’s Board of Medicine, Board of Nursing, and other licensing boards. The failure of a health care professional to maintain a license with the applicable board could result in a shortage of health care providers and may trigger termination of one or more of our managed care agreements.
Employees
     At June 30, 2010, we employed or contracted with approximately 725 individuals of whom approximately 69 are physicians in our medical centers.
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
     We derive substantially all of our revenues under our managed care agreements with three HMOs, Humana, Vista and Wellcare. In Fiscal 2010, we generated approximately 72%, 20% and 6% of our revenues from contracts with Humana, Vista and Wellcare, respectively. These agreements have terms ranging from one to three years, with automatic renewal terms unless a party provides prior notice of its intention not to renew. These agreements also provide the HMOs with the right to terminate an agreement prior to the expiration of the term upon the occurrence of specified events. Accordingly, there is no assurance that these agreements will remain in effect. The loss of our managed care agreements with these HMOs, particularly Humana or Vista or significant reductions in payments to us under these contracts could have a material adverse effect on our business, financial condition and results of operations.
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
     The majority of patients to whom we provide care are Medicare-eligible and participate in the Medicare Advantage program. CMS implemented its Medicare Risk Adjustment project whereby it transitioned its premium calculation methodology to a system that takes into account the health status of Medicare Advantage participants in determining premiums paid for each participant, rather than only considering demographic factors, as was historically the case. Beginning January 1, 2007, the premium calculation under the risk adjustment system is 100% based on risk adjustment payments.
     We believe the risk adjustment methodology has generally increased our revenues per patient to date but cannot assure what future impact this risk adjustment methodology will continue to have on our business, results of operations, or financial condition. It is also possible that the risk adjustment methodology may result in fluctuations in our revenues from year to year.
     CMS is performing audits of selected Medicare Advantage plans to validate the provider coding practices under the risk-adjustment methodology used to reimburse Medicare Advantage plans. These audits involve a review of a sample of medical records for the HMO contracts selected for audit. CMS has selected for audit several of the contracts of our HMO affiliates for the 2007 contract year and we expect that CMS will continue conducting such audits beyond the 2007 contract year. Due to the uncertainties principally related to CMS’ audit payment adjustment methodology, we are unable to determine whether these audits would ultimately result in an unfavorable adjustment to us. Accordingly, we are unable to estimate the financial impact of such adjustment if one occurs as a result of these audits. Although the amount of the adjustment to us, if any, is not reasonably estimable at this time, such adjustment may have a material adverse effect on our results of operations, financial position, and cash flows.

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
     One of our directors, Dr. Phillip Frost, and entities affiliated with him, beneficially owned approximately 43% of our outstanding common stock as of August 31, 2010. Based on the significant beneficial ownership of our common stock by Dr. Frost, other shareholders have limited ability to influence corporate actions requiring shareholder approval, including the election of directors. Dr. Frost may exert significant influence over any actions requiring shareholder approval. This influence may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal that Dr. Frost favors or to wage a proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.
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
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $78.3 million, which represented approximately 51% of our total assets at June 30, 2010. The most significant component of our intangible assets consists of intangible assets recorded as a result of the acquisition of the MDHC Companies in October 2006, which increased goodwill by approximately $58.9 million and other intangible assets by approximately $4.0 million at June 30, 2010.
     We are required to review our intangible assets, including our goodwill, for impairment on an annual basis or more frequently if certain indicators of impairment arise. The goodwill impairment test is performed annually for each of our two reporting units: Provider Services and Sleep Services. Should we determine that an indicator of impairment has occurred we would be required to perform an additional impairment test. Indicators of impairment include, among other things:
•	a significant adverse change in legal factors or the business climate;

•	the loss of a key HMO contract;

•	an adverse action by a regulator;

•	unanticipated competition;

•	loss of key personnel; or

•	allocation of goodwill to a portion of business that is to be sold.
     If we determine that an impairment of goodwill exists as a result of our annual impairment test or that indicators of impairment exist, there is a risk that a portion of our intangible assets would be considered impaired and must be written-off during that period. Such a write-off could have a material adverse effect on our results of operations.

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
     The federal government has enacted significant reforms to the U.S. health care system. In March 2010, the President signed into law The Patient Protection and Affordable Care Act, and The Health Care and Education Reconciliation Act of 2010. The provisions of these new laws include, among other things, limiting Medicare Advantage payment rates. While there is considerable uncertainty of the financial impact of these reforms, the lowering of future Medicare Advantage payment rates as well as other provisions of these new laws may have a material adverse effect on our business, results of operations, financial position and cash flows.
A decrease to our Medicare capitation payments may have a material adverse effect on our results of operations, financial position and cash flows.
     CMS recently announced that it will reduce Medicare Advantage premiums effective January 2011. Based on information received from our HMO affiliates and CMS, we believe that the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients will decrease by approximately 2% effective January 1, 2011 without taking into account any adjustments resulting from changes in Medicare risk adjustment scores. Presently, we do not know whether our HMO affiliates will take any action to mitigate the effect of the Medicare Advantage premium reduction, such as reducing plan benefits that will become effective January 1, 2011. We will, however, seek to improve medical claims expense management and pursue other cost reduction strategies in an effort to mitigate the effects of the Medicare Advantage premium reduction. There is no assurance that our Medicare capitation payments will decrease by this amount or that our cost reduction strategies will mitigate the Medicare Advantage premium reduction. Failure to mitigate the effects of the Medicare Advantage premium reduction may have a material adverse effect on our results of operations, financial position and cash flows.

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
     We lease approximately 9,800 square feet of corporate office space in Miami, Florida under a lease expiring in January 2015 with average annual lease payments of approximately $0.2 million.
     Of the 18 medical centers that we operated as of June 30, 2010 located in Miami-Dade, Broward and Hillsborough Counties, Florida, five are leased from independent landlords, one is leased from a landlord affiliated with certain of the principal owners of the MDHC Companies, and ten are leased from Humana. The leases with Humana are tied to our managed care arrangement. We also own a facility in Hialeah, Florida, comprising approximately 49,000 square feet of medical office and administrative space and a 7,000 square foot medical facility in Homestead, Florida.

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

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the NYSE Amex, formerly the American Stock Exchange (“NYSE Amex”), under the symbol “CNU”. The following table sets forth the high and low sale prices of our common stock as reported by the composite tape of NYSE Amex for each of the quarters indicated.

	HIGH	LOW
Fiscal Year 2010:
Quarter Ended June 30, 2010	$4.25	$3.28
Quarter Ended March 31, 2010	5.25	3.66
Quarter Ended December 31, 2009	4.50	2.57
Quarter Ended September 30, 2009	3.29	2.31

Fiscal Year 2009
Quarter Ended June 30, 2009	$2.55	$1.71
Quarter Ended March 31, 2009	2.12	1.57
Quarter Ended December 31, 2008	2.63	1.53
Quarter Ended September 30, 2008	2.67	2.06
     As of the close of business on August 31, 2010, there were approximately 98 record holders of our common stock. We have not declared or paid dividends on our common stock and do not contemplate declaring or paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of June 30, 2010, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan Category	and rights	and rights	for future issuance
Equity compensation plans approved by stockholders	5,849,334	$2.50	4,287,167
Equity compensation plans not approved by stockholders	—	—	—

	5,849,334		4,287,167

Performance Graph
     Set forth below is a line graph comparing the cumulative total shareholder return on Continucare’s common stock against the cumulative total return of the NYSE Amex Composite Index and the NASDAQ Health Services Index for the period from June 30, 2005 to June 30, 2010, based on a $100 investment.

	Cumulative Total Return
	6/05	6/06	6/07	6/08	6/09	6/10
Continucare Corporation	100.00	120.41	126.12	95.10	95.10	136.73
NYSE Amex Composite	100.00	124.35	155.26	152.04	112.30	133.12
NASDAQ Health Services	100.00	115.51	144.32	141.83	134.71	171.20
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. The stock repurchase program was originally approved by the Board of Directors in February 2005. There is no expiration date specified for this program. During the three months ended June 30, 2010, we did not repurchase any shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA
     Set forth below is our selected historical consolidated financial data as of and for Fiscal 2010, 2009, 2008, 2007 and 2006 that has been derived from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended June 30,
	2010	2009	2008	2007	2006
Revenue	$310,791,463	$281,270,360	$254,440,048	$217,146,287	$132,990,912
Operating expenses:
Medical services:
Medical claims	208,857,229	199,167,856	181,097,183	161,153,828	97,781,447
Other direct costs	31,484,513	28,456,121	26,942,472	22,919,746	13,137,396

Total medical services	240,341,742	227,623,977	208,039,655	184,073,574	110,918,843
Administrative payroll and employee benefits	16,308,854	12,655,975	12,119,139	9,192,670	6,538,295
General and administrative	18,021,123	16,261,750	16,413,801	13,990,439	7,584,205

Total operating expenses	274,671,719	256,541,702	236,572,595	207,256,683	125,041,343

Income from operations	36,119,744	24,728,658	17,867,453	9,889,604	7,949,569
Other income (expense):
Interest income	65,957	174,039	602,826	356,192	331,001
Interest expense	(116,041)	(21,255)	(67,898)	(49,746)	(12,870)

Income before income tax provision	36,069,660	24,881,442	18,402,381	10,196,050	8,267,700
Income tax provision	13,893,353	9,600,321	7,132,727	3,892,605	2,930,161

Net income	$22,176,307	$15,281,121	$11,269,654	$6,303,445	$5,337,539

Net income per common share:
Basic	$.37	$.25	$.16	$.10	$.11

Diluted	$.36	$.24	$.16	$.10	$.10

	As of June 30,
	2010	2009	2008	2007	2006
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$153,865,592	$125,303,386	$118,490,304	$116,937,548	$41,994,347
Long-term obligations, including current portion	$326,309	$204,985	$196,379	$331,319	$195,819

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. We are primarily a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to IPAs. All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. As of June 30, 2010, we provided services to or for approximately 25,700 patients on a risk basis and approximately 9,000 patients on a limited or non-risk basis. Additionally, we also provided services to over 6,000 patients as of June 30, 2010 on a non-risk fee-for-service basis. In Fiscal 2010, approximately 90% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under risk agreements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.
     In Fiscal 2010, we acquired two operators of sleep diagnostic centers for an aggregate total purchase price of $1.9 million. Through Seredor Corporation, a subsidiary established to conduct sleep service activities, we operate and manage sleep diagnostic centers in Florida, South Carolina, North Carolina, West Virginia, Virginia, Colorado and Ohio. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. The clinical staff at the centers are expertly trained in sleep disorders and work with physicians, neurologists, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients.
Medicare and Medicaid Considerations
     Substantially all of our revenue is generated by providing services to Medicare-eligible patients and Medicaid-eligible patients. The federal government has enacted significant reforms to the U.S. health care system which will have an impact on future revenues that we generate from our Medicare and Medicaid patients. In March 2010, the President signed into law The Patient Protection and Affordable Care Act, and The Health Care and Education Reconciliation Act of 2010. The provisions of these new laws include, among other things, limitations on Medicare Advantage payment rates and Medicaid coverage expansion to individuals with incomes under 133% of the poverty level beginning in 2014. Because there is considerable uncertainty regarding the financial impact of these reforms, we cannot currently predict the effect such reforms will have on our business. However, the lowering of future Medicare Advantage payment rates as well as other provisions of these new laws may have a material adverse effect on our business, results of operations, financial position and cash flows.
     CMS recently announced that it will reduce Medicare Advantage premiums effective January 2011. Based on information received from our HMO affiliates and CMS, we believe that the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients will decrease by approximately 2% effective January 1, 2011 without taking into account any adjustments resulting from changes in Medicare risk adjustment scores. Presently, we do not know whether our HMO affiliates will take any action to mitigate the effect of the Medicare Advantage premium reduction, such as reducing plan benefits that will become effective January 1, 2011. We will, however, seek to improve medical claims expense management and pursue other cost reduction strategies in an effort to mitigate the effects of the Medicare Advantage premium reduction. There is no assurance that our Medicare capitation payments will decrease by this amount or that our cost reduction strategies will mitigate the Medicare Advantage premium reduction. Failure to mitigate the effects of the Medicare Advantage premium reduction may have a material adverse effect on our results of operations, financial position and cash flows.
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
     In addition, the premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $0.4 million, $0.2 million and $3.1 million during Fiscal 2010, 2009 and 2008, respectively.

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
     Revenue Recognition
     Under our risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. In addition, the premiums paid to the HMOs are subject to periodic adjustment based on CMS’s risk corridor adjustment methodology related to the Medicare Prescription Drug Plan. We record adjustments to revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or the applicable government body and it is determined that the collectibility of such adjustments is reasonably assured or the likelihood of repayment is probable. The net effect of these premium adjustments included in revenue were favorable retroactive Medicare adjustments of $0.4 million and $0.9 million for Fiscal 2010 and 2009, respectively, and an unfavorable retroactive Medicare adjustment of $0.3 million for Fiscal 2008.
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2010 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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
     As medical claims are settled, actual amounts paid for claims incurred in prior periods vary from previously estimated liabilities. During Fiscal 2010, amounts paid related to claims incurred in prior fiscal years were $1.0 million lower than the related liability for IBNR recorded as of June 30, 2009 resulting in a corresponding favorable adjustment to medical claims expense in Fiscal 2010. This difference represents 0.5% of medical claims expense recorded in Fiscal 2010.
     During Fiscal 2009, amounts paid related to claims incurred in prior fiscal years were $0.3 million higher than the related liability for IBNR recorded as of June 30, 2008 resulting in a corresponding unfavorable adjustment to medical claims expense in Fiscal 2009. This difference represents 0.1% of medical claims expense recorded in Fiscal 2009.
     During Fiscal 2008, amounts paid related to claims incurred in prior fiscal years were $3.6 million lower than the related liability for IBNR recorded as of June 30, 2007 resulting in a corresponding favorable adjustment to medical claims expense in Fiscal 2008. This adjustment was primarily due to the favorable resolution with the HMOs of certain contested claims for which the realization of such amounts was not probable until received. Moreover, prior to the receipt of such amounts, the Company lacked sufficient historical information on which to make a reasonably reliable estimate. The favorable adjustment represents 2.0% of medical claims expense recorded in Fiscal 2008.
     Based on our analysis as of June 30, 2010, we recorded a liability of $23.4 million for IBNR which was relatively unchanged from the liability of $23.7 million recorded as of June 30, 2009. The liability of $23.7 million recorded as of June 30, 2009 was relatively unchanged from the liability of $23.9 million recorded as of June 30, 2008.
     Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $78.3 million, which represented approximately 51% of our total assets at June 30, 2010. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the acquisition of the MDHC Companies. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million, resulting in goodwill totaling $58.9 million.
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
     The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. We have determined that we have two reporting units: Provider Services and Sleep Services. Our goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, or book value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed our annual impairment test as of May 1, 2010, and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required at June 30, 2010. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.

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
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of income tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At June 30, 2010, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $4.2 million.
     Stock-Based Payment
     We recognize compensation costs in our financial statements related to our stock-based payment transactions over the period services are rendered according to the fair value of the stock-based awards issued.
     We have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during Fiscal 2010 and 2009 based on the following assumptions: risk-free interest rate ranging from 0.73% to 3.05% and 0.66% to 3.19%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 60.4% and 58.6%, respectively, and weighted-average expected life of the options ranging from 2 to 7 years depending on the vesting provisions of each option. The fair value for employee stock options granted during Fiscal 2008 was calculated based on the following assumptions: risk-free interest rate ranging from 1.61% to 4.22%; dividend yield of 0%; volatility factor of the expected market price of our common stock of 59.5%; and weighted-average expected life of the option ranging from 2 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
     We recognized share-based compensation cost of $1.4 million, $1.2 million and $1.3 million, respectively, for Fiscal 2010, 2009 and 2008. For Fiscal 2010 and 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $1.4 million and $0.1 million, respectively. For Fiscal 2008, we did not recognize any excess tax benefits resulting from the exercise of stock options. As of June 30, 2010, there was $1.2 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 2 years.
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

Results of Operations
     The following table sets forth, for the periods indicated, selected operating data as a percentage of total revenue.

	Year ended June 30,
	2010	2009	2008

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Medical services:
Medical claims	67.2	70.8	71.2
Other direct costs	10.1	10.1	10.6

Total medical services	77.3	80.9	81.8
Administrative payroll and employee benefits	5.3	4.5	4.7
General and administrative	5.8	5.8	6.5

Total operating expenses	88.4	91.2	93.0

Income from operations	11.6	8.8	7.0
Other income (expense):
Interest income	—	—	0.2

Income before income tax provision	11.6	8.8	7.2
Income tax provision	4.5	3.4	2.8

Net income	7.1%	5.4%	4.4%

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2010 TO FISCAL YEAR ENDED JUNE 30, 2009
Revenue
     Revenue increased by $29.5 million, or 10.5%, to $310.8 million for Fiscal 2010 from $281.3 million for Fiscal 2009 due primarily to increases in our Medicare revenue.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $24.2 million, or 9.5%, during Fiscal 2010. During Fiscal 2010, revenue generated by our Medicare risk arrangements increased approximately 12.2% on a per patient per month basis and Medicare patient months decreased by approximately 2.4% over Fiscal 2009. The increase in the per member per month Medicare revenue was primarily due to a rate increase in Medicare premiums and an increase in premiums resulting from the Medicare risk adjustment program. The decrease in Medicare patient months was primarily due to the termination of at risk management services related to certain IPA practices.
     Effective January 1, 2010, the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients decreased by approximately 5% before taking into account any premium adjustments resulting from changes in Medicare risk adjustment scores. After taking into account our premium adjustments resulting from changes in Medicare risk adjustment scores, revenue generated by our Medicare risk arrangements increased approximately 6.8% on a per patient per month basis for the six-month period ended June 30, 2010.
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
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended June 30, 2010 and 2009 were favorable retroactive Medicare adjustments of $0.5 million and $0.7 million, respectively, and for Fiscal 2010 and 2009 were favorable retroactive Medicare adjustments of $0.4 million and $0.9 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.

     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 20% and 6%, respectively, of our total revenue for Fiscal 2010. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 18% and 8%, respectively, of our total revenue for Fiscal 2009.
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
     Medical services expenses for Fiscal 2010 increased by $12.7 million, or 5.6%, to $240.3 million from $227.6 million for Fiscal 2009. Medical claims expense, which is the largest component of medical services expense, increased by $9.7 million, or 4.9%, to $208.9 million for Fiscal 2010 from $199.2 million for Fiscal 2009 primarily due to an increase in Medicare claims expense of $6.9 million, or 3.8%. The increase in Medicare claims expense resulted from a 6.4% increase in medical claims expense on a per patient per month basis, partially offset by a 2.4% decrease in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates in 2009 and inflationary trends in the health care industry, partially offset by improved utilization outcomes.
     As a percentage of revenue, medical services expenses decreased to 77.3% for Fiscal 2010 as compared to 80.9% for Fiscal 2009. Our claims loss ratio (medical claims expense as a percentage of revenue generated under risk arrangements) decreased to 68.8% for Fiscal 2010 from 72.0% for Fiscal 2009. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis. HMOs, however, are under continuous competitive pressure to offer enhanced and possibly more expensive benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $3.0 million, or 10.6%, to $31.5 million for Fiscal 2010 from $28.5 million for Fiscal 2009. As a percentage of revenue, other direct costs remained relatively unchanged at 10.1% for Fiscal 2010 and 2009. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits related to the operations of the sleep diagnostic centers that we acquired in Fiscal 2010.
     Administrative payroll and employee benefits expenses increased by $3.6 million, or 28.9%, to $16.3 million for Fiscal 2010 from $12.7 million for Fiscal 2009. As a percentage of revenue, administrative payroll and employee benefits expenses increased to 5.3% for Fiscal 2010 from 4.5% for Fiscal 2009. The increase in administrative payroll and employee benefits expenses was primarily due to increases in personnel, annual salary increases and increases in incentive plan accruals related to our earnings in Fiscal 2010.
     General and administrative expenses increased by $1.7 million, or 10.8%, to $18.0 million for Fiscal 2010 from $16.3 million for Fiscal 2009. As a percentage of revenue, general and administrative expenses remained relatively unchanged at 5.8% for Fiscal 2010 and 2009. The increase in general and administrative expenses was primarily due to expenses related to the operations of the sleep diagnostic centers that we acquired in Fiscal 2010.
Income from Operations
     Income from operations for Fiscal 2010 increased by $11.4 million, or 46.1%, to $36.1 million from $24.7 million for Fiscal 2009.
Taxes
     An income tax provision of $13.9 million and $9.6 million was recorded for Fiscal 2010 and 2009, respectively. The effective income tax rates remained relatively unchanged at 38.5% and 38.6% for Fiscal 2010 and 2009, respectively.
Net Income
     Net income for Fiscal 2010 increased by $6.9 million, or 45.1%, to $22.2 million from $15.3 million for Fiscal 2009.

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
     Included in revenue for the three-month periods ended June 30, 2009 and 2008 were favorable retroactive Medicare adjustments related to Medicare premiums and risk corridor adjustments of $0.7 million and $1.0 million, respectively, and for Fiscal 2009 and 2008 were favorable retroactive Medicare adjustments of $0.9 million and unfavorable retroactive Medicare adjustments of $0.3 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
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
     As a percentage of revenue, medical services expenses decreased to 80.9% for Fiscal 2009 as compared to 81.8% for Fiscal 2008. Our claims loss ratio (medical claims expense as a percentage of revenue generated under risk arrangements) decreased to 72.0% for Fiscal 2009 from 72.2% for Fiscal 2008. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis.
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
Liquidity and Capital Resources
     At June 30, 2010, working capital was $49.5 million, an increase of $24.0 million from $25.5 million at June 30, 2009. Cash and cash equivalents increased by $23.6 million to $37.5 million at June 30, 2010 compared to $13.9 million at June 30, 2009. The increases in working capital and cash and cash equivalents at June 30, 2010 as compared to June 30, 2009 was primarily due to net income of $22.2 million for Fiscal 2010. In August 2010, we collected approximately $5.1 million of Medicare premium adjustments which were included in amounts due from HMOs at June 30, 2010. At August 31, 2010, our cash and cash equivalents increased to approximately $43.0 million.
     Net cash of $27.0 million was provided by operating activities during Fiscal 2010 compared to $17.6 million in Fiscal 2009 and $15.2 million in Fiscal 2008. The $9.4 million increase in cash provided by operating activities for Fiscal 2010 compared to Fiscal 2009 was primarily due to an increase in net income of $6.9 million and an increase in accrued expenses and other current liabilities of $3.3 million relating primarily to incentive plan accruals. The $2.4 million increase in cash provided by operating activities for Fiscal 2009 compared to Fiscal 2008 was primarily due to an increase in net income of $4.0 million, partially offset by net increases in amounts due from HMOs of $0.7 million and prepaid expenses and other current assets of $0.8 million.
     Net cash of $4.3 million was used for investing activities in Fiscal 2010 compared to $3.1 million in Fiscal 2009 and $1.0 million in Fiscal 2008. The $1.2 million increase in net cash used for investing activities for Fiscal 2010 primarily related to the net cash used of $1.5 million for the acquisition of sleep diagnostic centers. The $2.1 million increase in net cash used for investing activities for Fiscal 2009 compared to Fiscal 2008 primarily related to an increase in cash used for leasehold improvements.
     Net cash of $1.0 million was provided by financing activities in Fiscal 2010 compared to net cash used of $10.6 million in Fiscal 2009 and $11.6 million in Fiscal 2008. The $11.6 million increase in cash provided by financing activities for Fiscal 2010 was primarily due to a $10.6 million net decrease in cash used for the repurchase our common stock. The $1.0 million decrease in cash used for financing activities for Fiscal 2009 compared to Fiscal 2008 was primarily due a $0.8 million net decrease in cash used to repurchase our common stock.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.3 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     On December 18, 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.35% at June 30, 2010), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At June 30, 2010, there was no outstanding principal balance on the Credit Facility. At June 30, 2010, we had letters of credit outstanding of $1.3 million which reduced the amount available for borrowing under the Credit Facility to $8.7 million. Under the Credit Facility, we are no longer required to use certificates of deposit as collateral for outstanding letters of credit.
     Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. We did not repurchase any shares of our common stock during Fiscal 2010. During Fiscal 2009 and 2008 we repurchased 5,419,004 shares and 5,330,533 shares, respectively, of our common stock for approximately $10.6 million and $11.5 million, respectively. As of August 31, 2010, we had repurchased a total of 11,907,004 shares of our common stock for approximately $25.0 million pursuant to this stock repurchase program.

     We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for at least the next twelve months and satisfy any remaining obligations from our working capital, anticipated cash flows from operations and our Credit Facility.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2010, and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
Contractual Obligations
     The following is a summary of our long-term debt, capital and operating lease obligations, and contractual obligations as of June 30, 2010:

	Payment due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital Lease Obligations (1)	$346,201	$188,838	$157,363	$—	$—
Operating Lease Obligations (1)	7,473,360	2,566,085	2,642,704	2,029,050	235,521

Total	$7,819,561	$2,754,923	$2,800,067	$2,029,050	$235,521

(1)	The payments shown above for Capital Lease Obligations and Operating Lease Obligations reflect all payments due under the terms of the respective leases. See Note 4 to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K to reconcile the payments shown above to the capital lease obligations recorded in our Consolidated Balance Sheets.
FORWARD-LOOKING STATEMENTS
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
•	Our operations are dependent on three health maintenance organizations;

•	Under our most important contracts we are responsible for the cost of medical services to our patients in return for a capitated fee;

•	Our revenues will be affected by the Medicare Risk Adjustment program;

•	If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced;

•	A failure to estimate incurred but not reported medical benefits expense accurately will affect our profitability;

•	We compete with many health care providers for patients and HMO affiliations;

•	We may not be able to successfully recruit or retain existing relationships with qualified physicians and medical professionals;

•	Our business exposes us to the risk of medical malpractice lawsuits;

•	We primarily operate in Florida;

•	A significant portion of our voting power is concentrated;

•	We are dependent on our executive officers and other key employees;

•	We depend on the management information systems of our affiliated HMOs;

•	We depend on our information processing systems;

•	Volatility of our stock price could adversely affect you;

•	A failure to successfully implement our business strategy could materially and adversely affect our operations and growth opportunities;

•	Our intangible assets represent a substantial portion of our total assets;

•	Competition for acquisition targets and acquisition financing and other factors may impede our ability to acquire other businesses and may inhibit our growth;

•	Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences;

•	Recently enacted health care reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, could have a material adverse effect on our business;

•	A decrease to our Medicare capitation payments may have a material adverse effect on our results of operations, financial position and cash flows;

•	We are subject to government regulation;

•	The health care industry is subject to continued scrutiny;

•	Our insurance coverage may not be adequate, and rising insurance premiums could negatively affect our profitability;

•	Deficit spending and economic downturns could negatively impact our results of operations; and

•	Many factors that increase health care costs are largely beyond our ability to control.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2010, we held certificates of deposit and cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At June 30, 2010, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility has a variable interest rate and is interest rate sensitive, however, we had no amount outstanding under the Credit Facility at June 30, 2010. We have no material risk associated with foreign currency exchange rates or commodity prices.

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
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules Rule 13a-15(f) or Rule 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2010. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has issued an attestation report on our internal control over financial reporting. Their report is included herein.
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
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Continucare Corporation
We have audited Continucare Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Continucare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Continucare Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Continucare Corporation as of June 30, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2010 and our report dated September 9, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
September 9, 2010

ITEM 9B.	OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
     Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
     All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.
(a)(3) Exhibits

3.1	Restated Articles of Incorporation, as amended. (1)
3.2	Amended and Restated Bylaws. (2)
3.3	First Amendment to the Amended and Restated Bylaws. (3)
4.1	Form of certificate evidencing shares of Common Stock. (4)
4.2	Registration Rights Agreement, dated as of October 30, 1997, by and between Continucare Corporation and Loewenbaum & Company Incorporated. (5)
10.1	Continucare Corporation Amended and Restated 1995 Stock Option Plan.** (6)
10.2	Amended and Restated 2000 Stock Option Plan (as amended and restated on November 4, 2009). ** (7)
10.3	Form of Stock Option Agreement.**(8)
10.4	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998. (9)
10.5
Amended and Restated Primary Care Provider Services dated November 12, 2004, by and between Vista Healthplan of South Florida, Inc., Vista Insurance Plan, Inc. and Continucare Medical Management, Inc. (10)

10.6	WCMA Loan and Security Agreement dated March 9, 2000 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation. (11)
10.7	Letter Agreement dated March 18, 2005 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation. (12)
10.8	Form of Promissory Note dated December 29, 2004. (13)
10.9	Letter Agreement between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. regarding amendment and extension of Credit Facility. (14)
10.10
Asset Purchase Agreement, dated as of May 10, 2006, among Continucare Corporation, a Florida corporation, CNU Blue 1, Inc., a Florida corporation and a wholly-owned subsidiary of CNU, CNU Blue2, LLC, a Florida limited liability company and a wholly-owed subsidiary of Buyer, Miami Dade Health and Rehabilitation Services, Inc., a Florida corporation, Miami Dade Health Centers, Inc., a Florida corporation, West Gables Open MRI Services, Inc., a Florida corporation, Kent Management Systems, Inc., Pelu Properties, Inc., a Florida corporation, Peluca Investments, LLC, a Florida limited liability company owned by the Owners, and Miami Dade Health Centers One, Inc., a Florida corporation, MDHC Red, Inc., a Florida corporation, and each of the shareholders of each Seller identified therein. (15)

10.11	Integrated Delivery System Participation Agreement effective as of April 1, 1999 between MDHRS and Humana Medical Plan, Inc., as amended. (16)
10.12	Management Services Agreement dated as of September 1, 2004 between MDHC and Vista Healthplan, Inc., as amended. (17)
10.13	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc. (18)

10.14	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc. (19)
10.15	Amendment of Credit Facility dated September 26, 2006, between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. (20)
10.16
Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (21)

10.17
Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (22)

10.18
Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (23)

10.19	Credit Facility Agreement, dated as of December 18, 2009, among Continucare Corporation, as a Borrower, Continucare MDHC, LLC, as a Borrower, and Bank of America, N.A., as Bank. (24)
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Section 302 Certification of Chief Executive Officer. *
31.2	Section 302 Certification of Chief Financial Officer. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
Documents incorporated by reference to the exhibit number indicated below to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Exhibit 3.1 to the Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 30, 1996.
(2)	Exhibit 3.1 to the Form 8-K dated September 12, 2006, filed September 13, 2006.
(3)	Exhibit 3.2 to the Form 8-K dated November 6, 2007, filed November 7, 2007.
(4)	Exhibit 4.1 to the Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 30, 1996.
(5)	Exhibit 4.2 to the Form 8-K dated October 30, 1997, filed November 13, 1997.
(6)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.
(7)	Exhibit 10.1 to the Form 8-K dated February 9, 2010, filed February 12, 2010.
(8)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2004.
(9)	Exhibit 10.11 to the Form 10-K for the fiscal year ended June 30, 2000.
(10)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 31, 2004.
(11)	Exhibit 4.1 to the Form 10-Q for the quarterly period ended March 31, 2000.
(12)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2005.
(13)	Exhibit 10.1 to the Form 8-K dated December 30, 2004, filed January 5, 2005.
(14)	Exhibit 10.1 to the Form 8-K dated March 8, 2006, filed on March 10, 2006.
(15)	Exhibit 10.1 to the Form 8-K dated May 10, 2006, filed on May 11, 2006.
(16)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2006.
(17)	Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2006.
(18)	Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2006.
(19)	Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2006.
(20)	Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2006.
(21)	Exhibit 10.1 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.
(22)	Exhibit 10.2 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.
(23)	Exhibit 10.3 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.
(24)	Exhibit 4.1 to the Form 8-K dated December 18, 2009, filed December 23, 2009.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

***	Furnished herewith

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

Dated: September 9, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	September 9, 2010
/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	September 9, 2010
/s/ Robert J. Cresci Robert J. Cresci	Director	September 9, 2010
/s/ Neil Flanzraich Neil Flanzraich	Director	September 9, 2010
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	September 9, 2010
/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	September 9, 2010
/s/ Marvin Sackner, M.D. Marvin Sackner, M.D.	Director	September 9, 2010
/s/ Jacqueline Simkin Jacqueline Simkin	Director	September 9, 2010
/s/ A. Marvin Strait A. Marvin Strait	Director	September 9, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Continucare Corporation
We have audited the accompanying consolidated balance sheets of Continucare Corporation as of June 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Continucare Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
September 9, 2010

CONTINUCARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$37,542,445	$13,895,823
Certificate of deposit	668,755	—
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $23,394,000 and $23,719,000 at June 30, 2010 and 2009, respectively	18,920,388	17,323,599
Prepaid expenses and other current assets	2,631,136	812,970
Deferred income tax assets	140,057	141,420

Total current assets	59,902,781	32,173,812
Certificates of deposit, restricted	—	1,233,653
Property and equipment, net	12,728,184	10,489,383
Goodwill	73,994,444	73,204,582
Intangible assets, net of accumulated amortization of approximately $4,705,000 and $3,406,000 at June 30, 2010 and 2009, respectively	4,296,507	5,253,666
Deferred income tax assets	2,830,929	2,795,588
Other assets, net	112,747	152,702

Total assets	$153,865,592	$125,303,386

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$810,376	$652,305
Accrued expenses and other current liabilities	9,041,162	4,455,675
Income taxes payable	590,673	1,575,511

Total current liabilities	10,442,211	6,683,491
Deferred income tax liabilities	7,145,507	6,435,732
Other liabilities	249,248	981,640

Total liabilities	17,836,966	14,100,863
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 60,504,012 shares issued and outstanding at June 30, 2010 and 59,391,049 shares issued and outstanding at June 30, 2009	6,050	5,939
Additional paid-in capital	107,860,204	105,210,519
Accumulated earnings	28,162,372	5,986,065

Total shareholders’ equity	136,028,626	111,202,523

Total liabilities and shareholders’ equity.	$153,865,592	$125,303,386

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2010	2009	2008

Revenue	$310,791,463	$281,270,360	$254,440,048
Operating expenses:
Medical services:
Medical claims	208,857,229	199,167,856	181,097,183
Other direct costs	31,484,513	28,456,121	26,942,472

Total medical services	240,341,742	227,623,977	208,039,655

Administrative payroll and employee benefits	16,308,854	12,655,975	12,119,139
General and administrative	18,021,123	16,261,750	16,413,801

Total operating expenses	274,671,719	256,541,702	236,572,595

Income from operations	36,119,744	24,728,658	17,867,453
Other income (expense):
Interest income	65,957	174,039	602,826
Interest expense	(116,041)	(21,255)	(67,898)

Income before income tax provision	36,069,660	24,881,442	18,402,381
Income tax provision	13,893,353	9,600,321	7,132,727

Net income	$22,176,307	$15,281,121	$11,269,654

Net income per common share:
Basic	$.37	$.25	$.16

Diluted	$.36	$.24	$.16

Weighted average common shares outstanding:
Basic	59,777,789	61,405,620	68,862,836

Diluted	61,565,397	62,488,340	70,007,760

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated	Total
	Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance at June 30, 2007	70,043,086	$7,004	$124,616,091	$(20,564,710)	$104,058,385

Recognition of compensation expense related to issuance of stock options	—	—	1,332,786	—	1,332,786

Tax deficiency related to exercise of stock options	—	—	(1,776)	—	(1,776)

Issuance of stock upon exercise of stock options	83,750	9	64,366	—	64,375

Repurchase and retirement of common stock	(5,330,533)	(533)	(11,451,614)	—	(11,452,147)

Fees related to issuance of stock	—	—	(45,000)	—	(45,000)

Net income	—	—	—	11,269,654	11,269,654

Balance at June 30, 2008	64,796,303	6,480	114,514,853	(9,295,056)	105,226,277

Recognition of compensation expense related to issuance of stock options	—	—	1,163,472	—	1,163,472

Excess tax benefits related to exercise of stock options	—	—	116,593	—	116,593

Issuance of stock upon exercise of stock options	13,750	1	23,374	—	23,375

Repurchase and retirement of common stock	(5,419,004)	(542)	(10,607,773)	—	(10,608,315)

Net income	—	—	—	15,281,121	15,281,121

Balance at June 30, 2009	59,391,049	5,939	105,210,519	5,986,065	111,202,523

Recognition of compensation expense related to issuance of stock options	—	—	1,391,768	—	1,391,768

Excess tax benefits related to exercise of stock options	—	—	1,374,921	—	1,374,921

Issuance of stock upon exercise of stock options	1,112,963	111	1,417,176	—	1,417,287

Shares withheld in connection with exercise of stock options	—	—	(1,408,079)	—	(1,408,079)

Purchase of noncontrolling interest in sleep diagnostic centers	—	—	(126,101)	—	(126,101)

Net income	—	—	—	22,176,307	22,176,307

Balance at June 30, 2010	60,504,012	$6,050	$107,860,204	$28,162,372	$136,028,626

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,176,307	$15,281,121	$11,269,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,895,621	2,303,327	2,507,535
Loss on impairment of fixed assets	96,000	—	171,515
Loss on disposal of fixed assets	18,668	65,760	—
Provision for bad debts	118,895	—	181,081
Compensation expense related to issuance of stock options	1,391,768	1,163,472	1,332,786
Excess tax benefits related to exercise of stock options	(1,374,921)	(116,593)	—
Deferred income tax expense	675,796	230,923	(198,598)
Changes in operating assets and liabilities:
Due from HMOs, net	(1,596,789)	(1,997,816)	(1,251,657)
Prepaid expenses and other current assets	88,596	(104,129)	676,782
Other assets, net	56,365	42,735	(128,743)
Accounts payable	137,270	249,587	(605,151)
Accrued expenses and other current liabilities	3,270,660	(33,689)	145,851
Income taxes payable	(984,838)	549,398	1,131,324

Net cash provided by operating activities	26,969,398	17,634,096	15,232,379

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(10,705)	(682,948)	(112,512)
Proceeds from maturities of certificates of deposit	575,603	723,442	15,000
Acquisition of sleep diagnostic centers, net of cash acquired	(1,507,858)	—	—
Purchase of property and equipment	(3,337,260)	(3,100,935)	(939,270)

Net cash used in investing activities	(4,280,220)	(3,060,441)	(1,036,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital lease obligations	(300,584)	(115,225)	(113,249)
Repayment on long-term debt	—	—	(6,083)
Proceeds from exercise of stock options	1,417,287	23,375	64,375
Shares withheld in connection with exercise of stock options	(1,408,079)	—	—
Excess tax benefits related to exercise of stock options	1,374,921	116,593	—
Payment of fees related to issuance of stock	—	—	(45,000)
Purchase of noncontrolling interest in sleep diagnostic centers	(126,101)	—	—
Repurchase of common stock	—	(10,608,315)	(11,452,147)

Net cash provided by (used in) financing activities	957,444	(10,583,572)	(11,552,104)

Net increase in cash and cash equivalents	23,646,622	3,990,083	2,643,493
Cash and cash equivalents at beginning of fiscal year	13,895,823	9,905,740	7,262,247

Cash and cash equivalents at end of fiscal year	$37,542,445	$13,895,823	$9,905,740

CONTINUCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

Purchase of equipment, furniture and fixtures with proceeds of capital lease obligations	$228,413	$123,831	$38,922

Retirement of treasury stock	$—	$10,608,315	$11,452,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$13,870,000	$8,820,000	$6,200,000

Cash paid for interest	$19,041	$16,255	$20,898

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
General
Continucare Corporation (“we”, “us”, “our”, “Continucare” or the “Company”), is primarily a provider of primary care physician services on an outpatient basis in Florida. We provide medical services to patients through employee physicians, advanced registered nurse practitioners and physicians’ assistants. Additionally, we provide medical management services to independent physician affiliates (“IPAs”). Also, through our subsidiary, Seredor Corporation, we operate sleep diagnostic centers in seven states. Substantially all of our revenue is derived from managed care agreements with three health maintenance organizations, Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”), and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”) (collectively, the “HMOs”). We were incorporated in 1996 as the successor to a Florida corporation formed earlier in 1996. All references to a “Fiscal” year refer to our fiscal year which ends June 30.
Business
In Fiscal 2010, we acquired two operators of sleep diagnostic centers for an aggregate total purchase price of $1.9 million. Accordingly, the revenues, expenses and results of operations of these sleep diagnostic centers have been included in our consolidated statements of income from the dates of acquisition.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies followed by us is as follows:
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
Fair Value of Financial Instruments
Our financial instruments consist mainly of cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable, and capital lease obligations. The carrying amounts of our cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. At June 30, 2010 and 2009, the carrying value of our capital lease obligations approximate fair value based on the terms of the obligations.
Cash and Cash Equivalents
We define cash and cash equivalents as those highly-liquid investments purchased with maturities of three months or less from the date of purchase.
Certificates of Deposit
Certificates of deposit have original maturities of greater than three months. Included in the consolidated balance sheet as of June 30, 2010 is one certificate of deposit for approximately $0.7 million which exceeds the $250,000 Federal Deposit Insurance Corporation limit.

Due from HMOs
Under the terms of our contracts with our HMO affiliates, we have the right to offset amounts due to our HMO affiliates against amounts our respective HMO affiliates owe us and each of our HMO affiliates has a comparable right.
Our HMO affiliates process and pay medical claims and certain other costs on our behalf. Based on the terms of the contracts with our HMO affiliates, we receive a net payment from our HMO affiliates that is calculated by offsetting revenue earned with medical claims expense, which is calculated as claims paid on our behalf plus an amount reserved for claims incurred but not reported. Therefore, the amounts due from the HMOs are presented on the balance sheet net of an estimated liability for claims incurred but not reported, which is calculated based on historical data adjusted for payment patterns, cost trends, utilization of health care services and other relevant factors. In the event medical claims expense exceeds revenue, our HMO affiliates have the right to offset future payments owed to us by the amount of such deficit.
Property and Equipment
Equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the underlying assets’ useful lives or the term of the lease, whichever is shorter. The buildings and land purchased in connection with the acquisition of Miami Dade Health Centers, Inc. and its affiliated companies (collectively, the “MDHC Companies”) were recorded at their estimated fair values as of the date of the acquisition. The buildings are depreciated using the straight-line method over their estimated useful lives which approximate forty years. Repairs and maintenance costs are expensed as incurred. Improvements and replacements are capitalized.
Goodwill and Other Intangible Assets
We do not amortize goodwill and intangible assets with indefinite useful lives. We review goodwill and intangible assets with indefinite useful lives annually for impairment, or more frequently if certain indicators arise. We amortize intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values and also review for impairment annually, or more frequently if certain indicators arise. Indicators of an impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of a business that is to be sold.
The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. We have determined that we have two reporting units: Provider Services and Sleep Diagnostic Services. Our goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, or book value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We perform the annual impairment test as of May 1st of each year. Should it later be determined that an indicator of impairment has occurred, we would be required to perform an additional impairment test. No impairment charges were required during the fiscal years ended June 30, 2010, 2009 or 2008.
Share-Based Payment
We recognize compensation costs in our financial statements related to our stock-based payment transactions over the period services are rendered according to the fair value of the stock-based awards issued.
Earnings Per Share
Basic earnings per share is computed by dividing net income or loss by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings (see Note 6).

Revenue Recognition
We provide services to patients on either a capitated monthly fee arrangement with HMOs or under a fee for service arrangement. The percentage of total revenue relating to Humana approximated 72% for Fiscal 2010, 2009 and 2008. The percentage of total revenue relating to Vista approximated 20%, 18% and 19% for Fiscal 2010, 2009 and 2008, respectively. The percentage of total revenue relating to Wellcare approximated 6%, 8% and 8% for Fiscal 2010, 2009 and 2008, respectively.
Under our risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. In addition, the premiums paid to the HMOs are subject to periodic adjustment based on CMS’s risk corridor adjustment methodology related to the Medicare Prescription Drug Plan. We record adjustments to revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or the applicable government body and it is determined that the collectibility of such adjustments is reasonably assured or the likelihood of repayment is probable. The net effect of these premium adjustments included in revenue were favorable retroactive Medicare adjustments of $0.4 million and $0.9 million for Fiscal 2010 and 2009, respectively, and an unfavorable retroactive Medicare adjustment of $0.3 million for Fiscal 2008.
Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2010 and June 30, 2009 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
Our HMO contracts have various expiration dates ranging from one to three years with automatic renewal terms. Upon negotiation of any of the HMO contracts, the expiration dates may be extended beyond the automatic renewal terms.
Under our limited risk and non-risk contracts with HMOs, we receive a capitation fee or management fee based on the number of patients for which we provide services on a monthly basis. Under our limited risk contracts, we also receive a percentage of the surplus generated as determined by the respective contract. The fees and our portion of the surplus generated under these arrangements are recorded as revenue in the period in which services are provided as determined by the respective contract.
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
Medical Service Expense
We contract with or employ various health care providers to provide medical services to our patients. Primary care physicians are compensated on either a salary or capitation basis. For patients enrolled under risk managed care contracts, the cost of specialty services are paid on either a fee for service, per diem or capitation basis.
The cost of health care services provided or contracted for is accrued in the period in which the services are provided. This cost includes an estimate of the related liability for medical claims incurred but not yet reported that is primarily based on historical claims experience and current factors such as unusually high or low utilization and benefit changes provided under HMO plans. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the period of determination. We use an actuarial analysis as an additional tool to further corroborate our estimate of the related liability for medical claims incurred but not yet reported.

Stop-loss Insurance
Our health care costs are limited through agreements with the HMOs. The HMOs charge us a per member per month fee that limits our health care costs for any individual patient. Health care costs in excess of annual limits are generally handled directly by the HMOs and we are not entitled to and do not receive any related insurance recoveries.
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
Other Comprehensive Income
We had no comprehensive income items other than net income for all years presented.
Subsequent Events
We evaluated subsequent events for recognition or disclosure through the time these financial statements were filed in this Annual Report on Form 10-K.
NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The most significant component of the goodwill and other intangible assets included in the accompanying consolidated balance sheets consists of the goodwill and other intangible assets recorded in connection with the acquisition of the MDHC Companies in October 2006. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million. The identifiable intangible assets of $8.7 million consist of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have estimated useful lives of eight and five years, respectively. The fair values of the customer relationships and other identifiable intangible assets are amortized over their estimated lives using the straight-line method. The weighted average amortization period for these identifiable intangible assets is 7.1 years. The customer relationships are non-contractual. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques.
The increase in goodwill of $0.8 million during Fiscal 2010 was related to the goodwill recorded in connection with the acquisition of two operators of sleep diagnostic centers.
Total amortization expense for identifiable intangible assets was $1.3 million, $1.3 million and $1.6 million for Fiscal 2010, 2009 and 2008, respectively. The estimated aggregate amortization expense for intangible assets as of June 30, 2010 will be approximately $1.3 million, $1.2 million, $0.9 million, $0.9 million, and $0 for each of the five succeeding fiscal years, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

			Estimated
	June 30,		Useful Lives
	2010	2009	(in years)
Land	$1,919,746	$1,919,746	—
Building and improvements	5,328,851	4,754,375	40
Construction in progress	313,411	1,175,462	—
Vehicles	1,012,677	724,479	5
Furniture, fixtures and equipment	5,638,814	5,028,440	3-5
Furniture and equipment under capital lease	762,293	474,389	3-5
Leasehold improvements	2,920,223	1,160,692	5

	17,896,015	15,237,583
Less accumulated depreciation and amortization	(5,167,831)	(4,748,200)

	$12,728,184	$10,489,383

Depreciation expense for the years ended June 30, 2010, 2009 and 2008 was approximately $1.6 million, $1.0 million and $0.9 million, respectively.
We entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over three to five years at incremental borrowing rates ranging from 6% to 8% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $0.5 million and $0.3 million at June 30, 2010 and 2009, respectively. Amortization of assets recorded under capital lease agreements was approximately $0.2 million, $0.1 million and $0.1 million for the years ended June 30, 2010, 2009 and 2008, respectively, and is included in depreciation expense for all years presented.
Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2011	$188,838
2012	103,584
2013	53,779

346,201
Less amount representing imputed interest	19,892

Present value of obligations under capital lease	326,309
Less current portion	169,665

Long-term capital lease obligations	$156,644

The current and long-term portions of obligations under capital leases are classified within accrued expenses and other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets.
NOTE 5 — DEBT
On December 18, 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.35% at June 30, 2010), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At June 30, 2010, there was no outstanding principal balance on the Credit Facility. At June 30, 2010, we had letters of credit outstanding of $1.3 million which reduced the amount available for borrowing under the Credit Facility to $8.7 million. Under the Credit Facility, we are no longer required to use certificates of deposit as collateral for outstanding letters of credit.

NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Year Ended June 30,
	2010	2009	2008
Basic weighted average number of shares outstanding	59,777,789	61,405,620	68,862,836
Dilutive effect of stock options	1,787,608	1,082,720	1,144,924

Diluted weighted average number of shares outstanding	61,565,397	62,488,340	70,007,760

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	267,500	3,775,750	2,998,250
NOTE 7 — SHARE-BASED PAYMENT
The Amended and Restated Continucare Corporation 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”), which has been approved by our shareholders, permits the grant of stock options and restricted stock awards in respect of up to 13,000,000 shares of common stock to our employees, directors, independent contractors and consultants. On February 9, 2010, our shareholders approved an amendment and extension of the 2000 Stock Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance pursuant to the 2000 Stock Incentive Plan from 9,000,000 to 13,000,000 and to extend the expiration date of the 2000 Stock Incentive Plan from 2010 to 2020. Under the terms of the 2000 Stock Incentive Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than ten years after the date of grant. Options granted under the plan generally vest over four years, but the terms of the 2000 Stock Incentive Plan provide for accelerated vesting if there is a change in control of the Company. Historically, we have issued authorized but previously unissued shares of common stock upon option exercises. However, we do not have a policy regarding the issuance or repurchase of shares upon option exercise or the source of those shares. No restricted stock awards have been issued under the 2000 Stock Incentive Plan.
We recognize the cost relating to stock-based payment transactions in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued.
We calculate the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during Fiscal 2010 and 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 0.73% to 3.05% and 0.66% to 3.19%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 60.4% and 58.6%, respectively; and weighted-average expected life of the options ranging from 2 to 7 years depending on the vesting provisions of each option. The fair value for employee stock options granted during Fiscal 2008 was calculated based on the following assumptions: risk-free interest rate ranging from 1.61% to 4.22%; dividend yield of 0%; volatility factor of the expected market price of our common stock of 59.5%; and weighted-average expected life of the option ranging from 2 to 6 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
We recognized share-based compensation cost of $1.4 million, $1.2 million and $1.3 million for Fiscal 2010, 2009 and Fiscal 2008, respectively. For Fiscal 2010 and 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $1.4 million and $0.1 million, respectively. For Fiscal 2008, we did not recognize any excess tax benefits resulting from the exercise of stock options. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities in Fiscal 2010 and 2009 of $1.4 million and $0.1 million, respectively. During Fiscal 2010, 2009 and 2008, we issued 1,112,963 shares, 13,750 shares and 83,750 shares, respectively, of common stock resulting from the exercise of stock options.

The following table summarizes information related to our stock option activity for Fiscal 2010:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of the year	6,296,304	$2.00
Granted	1,282,500	3.27
Exercised	(1,448,220)	0.98
Forfeited	(240,000)	2.51
Expired	(41,250)	2.49

Outstanding at end of the year	5,849,334	$2.50

Exercisable at end of the year	3,760,149

Weighted average fair value per share of options granted during the year	$1.59

The weighted average fair value per share of options granted during Fiscal 2009 and 2008 was $1.04 and $1.17, respectively.
The following table summarizes information about options outstanding and exercisable at June 30, 2010:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Number	Average	Contractual	Number	Average	Contractual
Prices	Outstanding	Exercise Price	Life	Exercisable	Exercise Price	Life

$0.69-$2.51	3,482,584	$2.14	6.0	2,581,649	$2.04	5.4

$2.59-$4.06	2,366,750	$3.04	7.5	1,178,500	$2.96	6.4
The total intrinsic value of options outstanding and options exercisable was $4.0 million at June 30, 2010. The total intrinsic value of options exercised during Fiscal 2010, 2009 and 2008 was approximately $4.4 million, $9,000 and $0.1 million, respectively. As of June 30, 2010, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2 years.
We had 10.1 million shares of common stock reserved for future issuance related to stock options at June 30, 2010.
NOTE 8 — INCOME TAXES
We recognize deferred income tax assets and liabilities based upon differences between the financial reporting and tax bases of assets and liabilities. We measure such assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
We recorded a liability for unrecognized tax benefits of approximately $0.9 million at June 30, 2010 and 2009 and included such liability in accrued expenses and other current liabilities at June 30, 2010 and in other long-term liabilities at June 30, 2009 on the accompanying consolidated balance sheets. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $1.0 million, which includes accrued interest and penalties of approximately $0.1 million at June 30, 2010 and 2009. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. It is reasonably possible that our unrecognized tax benefits may decrease by approximately $1.0 million within the next twelve months primarily as a result of the lapse of the applicable statute of limitations. We are no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2006.

We recorded an income tax provision of $13.9 million, $9.6 million and $7.1 million for Fiscal 2010, 2009 and 2008, respectively. The income tax provision consisted of the following:

	Year Ended June 30,
	2010	2009	2008
Current:
Federal	$10,847,528	$8,199,853	$6,408,183
State	2,370,029	1,158,154	923,142

Total	13,217,557	9,358,007	7,331,325

Deferred:
Federal	543,787	181,483	(171,415)
State	132,009	60,831	(27,183)

Total	675,796	242,314	(198,598)

Total income tax provision	$13,893,353	$9,600,321	$7,132,727

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred income tax assets and deferred income tax liabilities are as follows:

	June 30,
	2010	2009	2008
Deferred income tax assets:
Bad debt and notes receivable reserve	$17,023	$—	$303,871
Other	56,873	75,573	110,062
Impairment charge	742,836	999,617	1,256,398
Share-based compensation	2,154,254	1,861,818	1,318,073

Deferred income tax assets	2,970,986	2,937,008	2,988,404
Deferred income tax liabilities:
Depreciable/amortizable assets	(6,527,954)	(5,818,179)	(5,638,652)
Basis difference in tangible assets	(617,553)	(617,553)	(617,553)

Deferred income tax liabilities	(7,145,507)	(6,435,732)	(6,256,205)

Net deferred income tax liabilities	$(4,174,521)	$(3,498,724)	$(3,267,801)

After consideration of all the evidence, both positive and negative (including, among others, our projections of future taxable income and profitability in recent fiscal years), management determined that no valuation allowance was necessary at June 30, 2010, 2009 and 2008 to reduce the deferred income tax assets to the amount that will more likely than not be realized. At June 30, 2010, we did not have any net operating losses available for carryforward.
A reconciliation of the statutory federal income tax rate with our effective income tax rate for the years ended June 30, 2010, 2009 and 2008 is as follows:

	Year Ended June 30,
	2010	2009	2008

Statutory federal rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.58	3.58	3.58
Goodwill and other non-deductible items	(0.06)	0.01	0.18

Effective tax rate	38.52%	38.59%	38.76%

NOTE 9 — SHARE REPURCHASE PROGRAM
Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. As of August 31, 2010, we had repurchased 11,907,004 shares of our common stock for approximately $25.0 million.
NOTE 10 — EMPLOYEE BENEFIT PLAN
In January 1997, we adopted a tax qualified employee savings and retirement plan covering our eligible employees. The Continucare Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) was most recently amended and restated in December 2008. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to have his or her compensation reduced by up to 75% (subject to IRS limits) and have that amount contributed to the 401(k) Plan. In October 2001, the Internal Revenue Service issued a favorable determination letter for the 401(k) Plan, and the latest amendment and restatement has been timely submitted to the Internal Revenue Service for a new favorable determination letter.
Under the 401(k) Plan, new employees who are at least 18 years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to contribute to the 401(k) Plan up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. We may, at our discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ended June 30, 2010, 2009 or 2008. Participants in the 401(k) Plan would not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.
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
Contingencies
CMS is performing audits of selected Medicare Advantage plans to validate the provider coding practices under the risk-adjustment methodology used to reimburse Medicare Advantage plans. These audits involve a review of a sample of medical records for the HMO contracts selected for audit. CMS has selected for audit several of the contracts of our HMO affiliates for the 2007 contract year and we expect that CMS will continue conducting such audits beyond the 2007 contract year. Due to the uncertainties principally related to CMS’ audit payment adjustment methodology, we are unable to determine whether these audits would ultimately result in an unfavorable adjustment to us. Accordingly, we are unable to estimate the financial impact of such adjustment if one occurs as a result of these audits. Although the amount of the adjustment to us, if any, is not reasonably estimable at this time, such adjustment may have a material adverse effect on our results of operations, financial position, and cash flows.

Leases
We lease office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was approximately $2.9 million, $2.7 million and $2.8 million for the years ended June 30, 2010, 2009 and 2008, respectively. Future annual minimum payments under such leases as of June 30, 2010 are as follows:

For the fiscal year ending June 30,
2011	$2,566,085
2012	1,466,525
2013	1,176,179
2014	1,101,967
2015 and thereafter	1,162,604

Total	$7,473,360

NOTE 12 — VALUATION AND QUALIFYING ACCOUNTS
Activity in our valuation and qualifying accounts consists of the following:

	Year ended June 30,
	2010	2009	2008
Allowance for doubtful accounts related to accounts and other receivables:
Balance at beginning of period	$—	$783,741	$802,239
Provision for doubtful accounts	118,895	—	181,081
Write-offs of uncollectible accounts receivable	(74,766)	(783,741)	(199,579)

Balance at end of period	$44,129	$—	$783,741

NOTE 13 — RELATED PARTY TRANSACTIONS
We became a party to a lease agreement for office space owned by Dr. Luis Cruz, a director of the Company through February 2010. For Fiscal 2010, 2009 and 2008, expenses related to this lease were approximately $0.4 million for each fiscal year. This lease is scheduled to terminate on December 31, 2011 with an option to renew for an additional five years.
Effective November 1, 2007, we entered into agreements with Centers of Medical Excellence, Inc., an entity owned by Dr. Cruz pursuant to which this entity acted as one of our independent physician affiliates in connection with the provision of primary care health services to a limited number of Medicare Advantage members enrolled in plans sponsored by CarePlus Health Plans, Inc. The arrangement was on substantially similar terms to arrangements we have with our other independent physician affiliates under at risk arrangements where we provide medical utilization services and pay a primary care capitation fee to the provider. Under this arrangement, CarePlus paid us a monthly capitation fee based on the number of CarePlus Medicare Advantage members who selected Centers of Medical Excellence as their primary care provider and we in turn paid a monthly primary care capitation fee to Centers of Medical Excellence. Centers of Medical Excellence was also eligible to receive a bonus from us if they operated in a cumulative surplus. For Fiscal 2010, 2009 and 2008, we recognized an operating profit of $0.3 million, an operating loss of $0.2 million and $0, respectively, related to this arrangement. Effective December 31, 2009, we terminated our agreements with Centers of Medical Excellence, Inc.
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
On October 23, 2008, we entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that sought to establish medical provider networks to provide services on an outpatient basis to patients sustaining injuries related to automobile accidents, which we refer to as special purpose provider networks. Under the revenue and cost sharing provisions of the joint venture, provided that we had a liquidation preference with respect to 100% of our capital contributions, (i) all ordinary cash flow of the joint venture would have been distributed to us and Dr. Nudel, pro rata in accordance with the parties ownership interest, and (ii) all net proceeds from capital transaction or liquidation proceeds would have been distributed, first, to us until such time as we had received aggregate distributions equal to our aggregate capital contributions, and thereafter, to us and Dr. Nudel, pro rata in accordance with the parties ownership interest. The Company and Dr. Nudel each had a 50% ownership interest in the joint venture. For Fiscal 2010 and 2009, we recorded operating expenses of approximately $0.4 million and $0.3 million, respectively, related to the joint venture. In April 2010, we terminated the business activities of the joint venture and recognized a loss on impairment of fixed assets of approximately $0.1 million during Fiscal 2010.
On January 15, 2009, we purchased an aggregate of 1,100,000 shares of its common stock from Mr. Garcia. Continucare paid $1.71 per share for the shares for an aggregate purchase price of $1,881,000. The per share purchase price paid by Continucare was the closing price of Continucare’s common stock on January 15, 2009.
On March 12, 2009, we purchased an aggregate of 350,000 shares of its common stock from certain family trusts of Dr. Cruz. Dr. Cruz does not have a beneficial ownership in the shares of common stock held by these family trusts. Continucare paid $1.69 per share for the shares for an aggregate purchase price of $591,500. The per share purchase price paid by Continucare represented a 5% discount from the closing price of Continucare’s common stock on March 12, 2009.
NOTE 14 — QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2010
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$75,972,366	$75,256,100	$80,274,545	$79,288,452	$310,791,463
Net income	$5,308,339	$5,288,679	$5,900,611	$5,678,678	$22,176,307
Net income per common share:
Basic	$.09	$.09	$.10	$.09	$.37
Diluted	$.09	$.09	$.09	$.09	$.36

	For the Year Ended June 30, 2009
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$65,064,634	$65,539,894	$75,395,799	$75,270,033	$281,270,360
Net income	$2,496,132	$3,659,810	$4,326,503	$4,798,676	$15,281,121
Net income per common share:
Basic	$.04	$.06	$.07	$.08	$.25
Diluted	$.04	$.06	$.07	$.08	$.24
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