Form 10-K/A
period 2010-06-30
CONTINUCARE CORP
filed 2010-10-26
CIK 803352

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
Number of shares outstanding of each of the registrant’s classes of Common Stock at October 15, 2010: 60,566,485 shares of Common Stock, $.0001 par value per share.
EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by Continucare Corporation (the “Registrant”) to amend the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on September 9, 2010 (the “Original Filing”) to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

CONTINUCARE CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED JUNE 30, 2010

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Identification of Directors
     The following individuals are directors serving on our Board of Directors.

Name	Age
Richard C. Pfenniger, Jr.	55
Robert J. Cresci	66
Neil Flanzraich	67
Phillip Frost, M.D.	73
Jacob Nudel, M.D.	62
Marvin A. Sackner, M.D.	78
Jacqueline M. Simkin	67
A. Marvin Strait	76
     The following additional information is provided for each of the directors listed above.
     Richard C. Pfenniger, Jr. has served as one of our directors since March 2002. In September 2002, Mr. Pfenniger was appointed Chairman of the Board of Directors. In 2003, he was appointed Chief Executive Officer and President. Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. from 1997 through 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and, from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. For seven years prior thereto, Mr. Pfenniger was engaged in the private practice of law. Before practicing law Mr. Pfenniger was a certified public accountant. Mr. Pfenniger currently serves as a director of GP Strategies Corporation (corporate education and training), Safestitch Medical, Inc. (medical devices) and OPKO Health, Inc. (pharmaceuticals).
     As a result of Mr. Pfenniger’s multi-faceted experience as chief executive officer, chief operating officer and general counsel, he is able to provide valuable business, leadership, and management advice to the board of directors in many critical areas. In addition, Mr. Pfenniger’s knowledge of the pharmaceutical and healthcare business has given him insights on many aspects of our business and the markets in which we operate.
     Robert J. Cresci has served as one of our directors since February 2000. He has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the Boards of Directors of Luminex Corporation (biotechnology), j2 Global Communications, Inc. (telecommunications), and several private companies. Mr. Cresci served on the Board of Directors of Sepracor, Inc. (pharmaceuticals) from 1990 to October 2009.
     Mr. Cresci has extensive experience serving on the boards of directors of private and public companies within the broader healthcare industry and brings a significant depth of knowledge in capital markets considerations. Mr. Cresci also brings corporate governance expertise to the board of directors, including through his service as Chairman of the Luminex Corporation Nominating and Corporate Governance Committee.
     Neil Flanzraich has served as one of our directors since March 2002. Mr. Flanzraich is the Executive Chairman of Tigris Pharmaceuticals, Inc., and the Chairman of ParinGenix, Inc., both of which are privately-owned biotech companies, and he is also a Founder and Principal of Leviathan Biopharma Group, LLC, a venture capital firm. From May 1998 through February 2006, he served as the Vice Chairman and President of IVAX Corporation. Mr. Flanzraich retired from IVAX following its acquisition by Teva Pharmaceuticals in January 2006. Mr. Flanzraich served as Chairman of the Life Sciences Legal Practice Group of Heller Ehrman White & McAuliffe, a law firm, from 1995 to 1998. From 1981 to 1994, Mr. Flanzraich served as Senior Vice President and chief in-house counsel at Syntex Corporation and as a member of its Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., Mr. Flanzraich served as a Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. Mr. Flanzraich was Chairman of the Board of Directors of North American Vaccine, Inc. from 1989 to 2000. Mr. Flanzraich also currently serves on the Boards of Directors of Bellus Health Inc. (formerly Neurochem, Inc.) (pharmaceuticals); Equity One, Inc. (real estate), and Chipotle Mexican Grill, Inc. (a chain of Mexican restaurants). Mr. Flanzraich also served for four years on the Board of Directors of Javelin Pharmaceuticals, Inc. (pharmaceuticals) until it was acquired by Hospira on July 2, 2010 and served on the Board of Directors of RAE Systems, Inc. (gas detection and security monitory systems) from 2000 to 2009.
     Mr. Flanzraich’s past executive experience helped him develop outstanding skills in leading and managing strong teams of employees, and in oversight of the growth and financing of businesses in a rapidly-evolving market. Mr. Flanzraich’s legal background provides valuable expertise in the risk management discipline.

     Phillip Frost, M.D. has served as one of our directors since January 2004. Dr. Frost formerly served on our Board of Directors as Vice Chairman from September 1996 until April 2002. Dr. Frost presently serves as the Chairman of the Board and Chief Executive Officer of OPKO Health, Inc., a specialty pharmaceutical company. He is Chairman of the Board of Directors of TEVA Pharmaceuticals, Ltd. (pharmaceuticals) and was Vice Chairman from 2006 to March of 2010. He is Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. (security brokerage), and a Director from 2004 to 2006; and Chairman of the Board of Prolor Biotech, Inc. (formerly Modigene, Inc.) (biopharmaceuticals). He also serves as a Director of Castle Brands, Inc. (developer and marketer of alcoholic beverages), and was a Director from 2005 to 2007. Previously, he served as the Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation from 1987 to 2006. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. He served on the Board of Directors of Northrop Grumman from 1996 until his retirement from the board in 2009. Dr. Frost has also served on the following boards; Chairman of the Board for Ivax Diagnostic from 2001 to 2006, and Ideation Acquisition Corp (now SearchMedia) from 2007 to 2009, a Director of Cellular Technical Services (now SafeStitch) from 2005 to 2007, Protalix BioTherapeutics, Inc. in 2007, and was a Co-Vice Chairman of the American Stock Exchange from 2005 to 2008 and was a Governor of the American Stock Exchange from 1992 to 2008. He also served as the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost serves on the Board of Regents of the Smithsonian Institution, is a member of the Board of Trustees of the University of Miami and a Governor of Tel Aviv University, is Chairman of Temple Emanu El, and is a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center.
     Dr. Frost’s experience as a physician and chairman and chief executive officer of large pharmaceutical companies has given him insight into the healthcare industry. Dr. Frost’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, industry knowledge, managerial experience, and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.
     Jacob Nudel, M.D. has served as one of our directors since October 2002. Dr. Nudel served as Chief Executive Officer of Comprehensive Casualty Care, LLC, a company that sought to establish special purpose medical provider networks, from October 2008 to April 2010. He is also a private investor who founded MDwerks.com Corp., where he served as Chairman from 2000 to 2005. From 1995 to 2000, Dr. Nudel served as Chief Executive Officer of Allied Health Group, Inc. From 1992 to 2000, Dr. Nudel also served as Chief Executive Officer of Florida Specialty Network, Inc.
     Dr. Nudel’s past experience as an executive officer and director of multiple health industry related companies allows him to provide valuable insights and advice to the board of directors. Additionally, Dr. Nudel’s experience as a physician has given him insights into many aspects of our business and the markets in which we operate.
     Marvin A. Sackner has served as one of our directors since February 2010. Dr. Sackner has served as a director of Non-Invasive Monitoring Systems, Inc. since he was first elected as Chairman of the Board, Chief Executive Officer and Director in November 1989 and served as Chairman of the Board from November 1989 until October 2008. He served as Chief Executive Officer of Non-Invasive Monitoring Systems, Inc. from 1989 until 2002 and from December 2007 to the present. Dr. Sackner co-founded Respitrace Corporation, a predecessor to Non-Invasive Monitoring Systems, Inc., in 1977 and was the Chairman of its Board from 1981 until October 1989. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 to 1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. In 2007, he was awarded an Honorary Doctorate Degree for “outstanding work in the entire field of pulmonology and sleep disorders,” by the University of Zurich (Switzerland). Dr. Sackner holds 33 United States Patents and has written 223 scientific papers and four books.
     Dr. Sackner’s multi-faceted past experience as Chief Executive Officer and Chairman of the Board of Directors of Non-Invasive Monitoring Systems, Inc. allows him to provide valuable business, leadership, and management advice to the board of directors in many critical areas. This combined with his past experience as a professor of medicine and Director of Medical Services at Mount Sinai has given him insights on many aspects of our business and the markets in which we operate.
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

     Ms. Simkin’s past experience as an executive officer and director allows her to provide valuable insights and advice to the board of directors. Additionally, Ms. Simkin’s experience managing investments allows her to provide the board of directors valuable knowledge regarding markets and investment opportunities.
     A. Marvin Strait has served as one of our directors since March 2004. Mr. Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and the Pikes Peak Educational Foundation. He presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc. and GP Strategies Corporation. He also presently serves as a member of the Board of Directors of the Denver School of Nursing and on the Community Advisory Panel of American National Bank. Mr. Strait previously served as a member of the Board of Directors and Chairman of the Audit Committee of RAE Systems, Inc. from 2006 to 2009, as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (“AICPA”), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council.
     Mr. Strait’s experience as a Certified Public Accountant allows him to provide accounting and financial expertise to the board of directors. He has served on the audit committees of several companies, and is currently Chairman of the GP Strategies Corporation Audit Committee. As a result of these experiences, Mr. Strait brings to the board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements.
(b) Identification of Executive Officers
     The following individuals are our executive officers.

Name	Age	Position

Richard C. Pfenniger, Jr.	55	Chairman of the Board, Chief Executive Officer and President
Fernando L. Fernandez	49	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary
Gemma Rosello	54	Executive Vice President — Operations
Luis H. Izquierdo	55	Senior Vice President — Marketing and Business Development
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

(c) Identification of Certain Significant Employees
     Not applicable.
(d) Family Relationships
     Mr. Pfenniger, Chairman of the Board, Chief Executive Officer and President, is married to Gemma Rosello, Executive Vice President — Operations. There are no other family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.
(e) Business Experience
     The business experience of each of our directors and executive officers is set forth in Part III, Item 10(a), “Identification of Directors” and Part III, Item 10(b), “Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K/A.
     The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A.
(f) Involvement in Certain Legal Proceedings
     To the best of our knowledge, none of our current directors or executive officers has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.
(g) Promoters and Control Persons
     Not applicable.
(h) and (i) Audit Committee and Audit Committee Financial Expert
     Our Audit Committee currently consists of Mr. Cresci, Mr. Flanzraich, Dr. Sackner, Ms. Simkin and Mr. Strait (Chairman). All members of our Audit Committee are independent within the meaning of the listing standards of the NYSE Amex and applicable law. Our Board of Directors has determined that Mr. Strait meets the attributes of an “audit committee financial expert” within the meaning of SEC regulations.
(j) Procedures for Stockholder Nominations to the Board of Directors
     No material changes to the procedures for nominating directors by our shareholders were made during the fiscal year ended June 30, 2010 (“Fiscal 2010”).
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
     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for Fiscal 2010 were complied with.
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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program
     Our Compensation Committee administers the compensation program for our executive officers and also determines compensation for our non-employee directors. The Compensation Committee reviews and determines all executive officer compensation, administers our equity incentive plans (including reviewing and approving grants to our executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs. Based upon the Compensation Committee’s annual review of the Company’s compensation policies and practices, the Compensation Committee determined that the risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.
     The Compensation Committee’s charter reflects these responsibilities, and the Compensation Committee and the Board periodically review and, if appropriate, revise the charter. The Board determines the Compensation Committee’s membership. During Fiscal 2010, Robert J. Cresci, (Chairman) Neil Flanzraich, Marvin A. Sackner, M.D., Jacqueline M. Simkin and A. Marvin Strait, C.P.A., each of whom are non-employee independent directors, comprised the Compensation Committee. The Compensation Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Compensation Committee reports on Compensation Committee actions and recommendations, with all discussions of executive compensation occurring in executive sessions of the Board.
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
Compensation Philosophy and Objectives
     The core objectives of our compensation programs are to secure and retain the services of high quality executives and to provide compensation to our executives that are commensurate and aligned with our performance and advances both short and long-term interests of ours and our shareholders. We seek to achieve these objectives through three principal compensation programs: a base salary, long-term equity incentives, in the form of periodic grants of stock options, and an annual cash incentive bonus. Base salaries are designed primarily to attract and retain talented executives. Periodic grants of stock options are designed to provide a strong incentive for achieving long-term results by aligning interests of our executives with those of our shareholders, while at the same time encouraging our executives to remain with us. Annual cash incentives are designed to motivate and reward the achievement of selected financial goals, generally tied to profitability. The Compensation Committee does not use benchmarking against peer groups to establish the compensation levels of the Named Executive Officers nor does it retain a compensation consultant to advise them on compensation issues. The Compensation Committee believes that our compensation program for the Named Executive Officers is appropriately based upon our performance and the individual performance and level of responsibility of the executive officer.
Role of Executive Officers in Compensation Decisions
     The Compensation Committee makes all compensation decisions for the Named Executive Officers. Our Chief Executive Officer works closely with the Compensation Committee on compensation matters. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than the Chief Executive Officer and the Executive Vice President of Operations, whose performance is reviewed by the Compensation Committee) and the compensation paid to those individuals during the past fiscal year, and makes recommendations regarding compensation to be paid to those individuals during the next fiscal year. The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salary, annual cash incentive awards and stock option awards, are presented to the Compensation Committee. Following a review of these conclusions and recommendations, the Compensation Committee will make compensation decisions for these executives as it deems appropriate, including approving the Chief Executive Officer’s recommendations or modifying upward or downward any recommended amounts or awards to the Named Executive Officers. The Compensation Committee meets with the Chief Executive Officer annually to discuss his performance, but ultimately decisions regarding his compensation are made solely by the Compensation Committee based on its deliberations.

Named Executive Officer Compensation Components
     For the fiscal year ended June 30, 2010, base salary, an annual cash incentive bonus opportunity and long-term equity incentive compensation were the principal components of compensation for the Named Executive Officers.
     A significant portion of total compensation is comprised of base salary, which enables us to attract and retain talented executive management through the payment of reasonable current income. Long-term equity incentives, in the form of stock options, which generally vest over a period of four years, also form a meaningful percentage of overall compensation which is tied directly to increases in the price of our common stock and also serves the goal of retaining key management. Finally, the annual cash incentive bonus, which historically has been a smaller portion of total cash compensation, provides additional current income to encourage the attainment of annual profitability goals. In making decisions with respect to any element of a Named Executive Officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the executive. There is no pre-established target or formula for allocating among these three elements of compensation. Rather, the Compensation Committee strives to apportion a mix between cash and equity compensation to provide meaningful current income and to motivate the attainment of long-term value for our shareholders.
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
     Base Salary
     The Compensation Committee approves each Named Executive Officer’s base salary by considering the individual’s duties and responsibilities. In setting base salaries for the Named Executive Officers, the Compensation Committee undertakes an annual review in consultation with and based upon recommendations from the Chief Executive Officer. The Compensation Committee’s review includes, among other things, the functional and decision-making responsibilities of each position, the significance of the Named Executive Officer’s specific area of individual responsibility to our financial performance and achievement of overall goals and the experience and past performance and expected future contribution of each executive officer. Decisions regarding increases in base salary also take into account the executive’s current salary. With respect to base salary decisions for the Chief Executive Officer, the Compensation Committee makes an assessment of Mr. Pfenniger’s past performance as Chief Executive Officer and its expectations as to his future contributions, as well as the factors described above for the other Named Executive Officers, including evaluating his individual performance and our financial condition, operating results and attainment of strategic objectives.
     When setting or approving base salary determinations, the Committee does not use any specific formula, factors, or particular criteria that must be met by each executive officer and does not assign any relative weight to any factors or criteria it considers. Rather, the Committee exercises its judgment and discretion by considering all factors that it deems relevant at the time of such determination. For example, in determining base salary increases for Fiscal 2010, the Committee considered improvements in the Company’s results of operations and financial position. In Fiscal 2009, revenue increased by 11%, income from operations increased by 38%, operating margins increased to 9% from 7% and net income increased by 36%. Additionally, the Company’s financial position strengthened as cash and cash equivalents increased by 40%, working capital increased and the Company continued to operate with virtually no long-term debt. The Committee further noted that the Company continued a multi-year trend of year-over-year improved financial performance. The Committee believes these improvements were a result of the efforts of Mr. Pfenniger and the Company’s other executive officers in executing the Company’s strategic growth plan. However, the Committee believes that it is more appropriate to acknowledge recognition of these achievements in determining stock option awards and bonus payments and generally does not approve a material increase in base salary, absent a significant promotion or other significant change in responsibility of the executive officer. As a result, for Fiscal 2010, the Committee granted our executive officers modest base salary increases which were, in the Committee’s judgment, appropriate, given the general economic and market conditions.
     The Chief Executive Officer’s Fiscal 2010 base salary increased 8.4% from Fiscal 2009 and the other Named Executive Officers’ Fiscal 2010 base salaries increased in the range of 2.5% to 4.8% from Fiscal 2009. Effective September 2009, the Named Executive Officers’ Fiscal 2010 base salaries were as follows: Mr. Pfenniger — $450,000; Mr. Fernandez — $241,000; Mr. Izquierdo - $243,000 and Ms. Rosello — $256,000. For Fiscal 2011, the Compensation Committee has approved an increase of 5.6% in the Chief Executive Officer’s base salary from Fiscal 2010 and increases ranging from 2.9% to 6.2% in the base salaries of the other Named Executive Officers. Effective September 2010, the Named Executive Officers’ Fiscal 2011 base salaries are as follows: Mr. Pfenniger - $475,000; Mr. Fernandez — $256,000; Mr. Izquierdo — $250,000 and Ms. Rosello — $270,000.

     Long-Term Equity Incentive Compensation
     Our long-term equity incentive compensation program provides an opportunity for the Named Executive Officers to increase their stake in our Company through grants of options to purchase shares of our common stock and encourages the Named Executive Officers to manage our Company from the perspective of an owner with an equity stake in the business. Each grant allows the executive to acquire shares of common stock at an exercise price equal to the closing price of our common stock on the grant date over a specified period of time not to exceed 10 years. Generally, the options become exercisable in a series of installments over a four-year period, contingent upon the executive officer’s continued employment with us. Accordingly, the option grant will provide a positive return to the executive officer only if he or she remains employed by us during the vesting period, and then only if the market price of the shares appreciates over the option term.
     The Compensation Committee’s grant of stock options to the Named Executive Officers is entirely discretionary, subject to any limitations set by our Amended and Restated 2000 Stock Incentive Plan, and is generally made on a once-a-year basis. Decisions by the Compensation Committee regarding grants of stock options to the Named Executive Officers (other than the Chief Executive Officer and the Executive Vice President of Operations) are generally made based upon the recommendation of the Chief Executive Officer, and includes the consideration of the executive officer’s current position with us, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries. In addition, the Compensation Committee considers the number of outstanding and previously granted options of the executive, as well as the other components of his or her total compensation in determining the appropriate grant. As with base salary determinations, the Committee does not use any specific formula, factors, or particular criteria that must be met by each executive officer and does not assign any relative weight to any factors or criteria it considers when granting stock options. Rather, the Committee exercises its judgment and discretion by considering all factors that it deems relevant at the time of such grants. For example, in determining grants of stock options made in Fiscal 2010, the Committee considered the most significant factors driving our shareholder value, including: (i) our Fiscal 2009 results of operations and financial position, including our growth in revenue, income from operations, operating margins and net income, as described above in connection with base salary determinations, (ii) each executive officer’s position with the Company, and (iii) each executive officer’s past and expected future contribution to matters that drive long-term shareholder value. In evaluating each executive officer’s past and expected future contribution to matters that drive long-term shareholder value, the Committee reviewed the following factors: (i) the achievement of strategic and operating objectives, (ii) the execution, implementation, and integration of our acquisition strategy, and (iii) our history of revenue and profit growth and improvement in financial position. Moreover, these factors were not quantified or given any particular weighting in determining grants of stock options. Rather, the Committee relied on its own business experience and judgment in determining the grants. After reviewing the factors set forth above, the Committee determined the amounts of grants to be awarded based on the Committee’s view of the relative responsibility of each executive officer’s position with the Company. As a result, our Chief Executive Officer received a significantly larger grant of stock options than our other executive officers. Our Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary, and Executive Vice President — Operations received the same grant of stock options in Fiscal 2010, as the Committee viewed these positions as having a similar amount of relative responsibility in contributing to the factors driving long-term shareholder value during Fiscal 2010. Our Senior Vice President — Marketing and Business Development received a smaller grant of stock options in Fiscal 2010 than our other executive officers, as the Committee viewed this position as having less impact on the factors driving long-term shareholder value than the positions of Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary, and Executive Vice President — Operations during Fiscal 2010.
     In Fiscal 2010 and 2011, all of the Named Executive Officers were granted options to purchase shares of our common stock, with an exercise price equal to the market value of the common stock on the date of grant, and which vest in equal annual amounts over a four-year period, in connection with their services for Fiscal 2009 and Fiscal 2010, respectively. In September 2009, the following grants of options were made to our Named Executive Officers in connection with their services for Fiscal 2009: Mr. Pfenniger — option to purchase 175,000 shares; Ms. Rosello — option to purchase 100,000 shares; Mr. Fernandez — option to purchase 100,000 shares; and Mr. Izquierdo — option to purchase 50,000 shares. In September 2010, the following grants were made to our Named Executive Officers in connection with their services for Fiscal 2010: Mr. Pfenniger — option to purchase 250,000 shares; Ms. Rosello — option to purchase 150,000 shares; Mr. Fernandez — option to purchase 150,000 shares; and Mr. Izquierdo — option to purchase 50,000 shares.
     We have generally approved grants of stock options in specific amounts as part of an executive officer’s initial employment with us. We do not have any program or practice to time annual or other grants of stock options in coordination with the release of material non-public information or otherwise.

     Annual Cash Incentive Program
     We maintain an annual cash incentive bonus plan which provides for the payment of cash bonuses to eligible members of our management team, including the Named Executive Officers. The purpose of the cash incentive bonus plan is to provide incentives to those employees who have the ability to impact operating performance, to address and achieve annual performance goals and to participate in our growth and profitability. Under the terms of the plan for Fiscal 2010, a pool was established from which bonuses would be paid in an amount equal to 20% of the amount by which our pre-tax earnings for Fiscal 2010 exceeded a pre-determined threshold of $24 million, which approximated our pre-tax income for Fiscal 2009. Distributions of awards from the bonus pool to eligible employees, including the Named Executive Officers are determined by the Compensation Committee, which considers the recommendations of the Chief Executive Officer for all participants other than himself and the Executive Vice President of Operations. The bonus payable from the pool to the Chief Executive Officer and the Executive Vice President of Operations are based solely upon Compensation Committee deliberations. As with the determination of base salary and grants of stock options, the Committee does not follow any specific formula, factors, or particular criteria that must be met by each executive officer and does not assign any relative weight to any factors or criteria it considers in determining amounts to distribute from the bonus pool to each executive officer. For example, in making distributions from the bonus pool in September 2010, the Committee considered the most significant factors driving our shareholder value, including: (i) our Fiscal 2010 results of operations and financial position, including our growth in revenue, income from operations, operating margins and net income, as described above in connection with base salary determinations and (ii) each executive officer’s position, responsibilities, and relative contribution to the achievement of our business plan. Moreover, these factors were not quantified nor given any particular weighting in determining amounts to distribute from the bonus pool to each executive officer. Rather the Committee relied on its own business experience and judgment in determining distributions from the bonus pool. After reviewing the factors set forth above, the Committee determined the distributions to be awarded based on the Committee’s view of the relative responsibility of each executive officer’s position with the Company. As a result, our Chief Executive Officer received a significantly larger distribution than our other executive officers. Our Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary and Executive Vice President — Operations received the same distribution in September 2010, as the Committee viewed these positions as having a similar amount of relative responsibility in contributing to the achievement of our business plan during Fiscal 2010. Our Senior Vice President — Marketing and Business Development received a smaller distribution in September 2010 than our other executive officers, as the Committee viewed this position as having less impact on the factors driving the achievement of our business plan than the positions of Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary and Executive Vice President — Operations during Fiscal 2010.
     In September 2010, the Compensation Committee met to determine bonuses under the plan for Fiscal 2010 to the Named Executive Officers. Based on the Committee’s consideration of the factors noted above, and based upon Mr. Pfenniger’s recommendations with respect to the Named Executive Officers other than himself and the Executive Vice President of Operations, the Compensation Committee awarded annual cash incentive program compensation to the Named Executive Officers as follows: Mr. Pfenniger — $400,000; Mr. Fernandez — $250,000; Ms. Rosello — $250,000 and Mr. Izquierdo — $100,000.
     The Compensation Committee approved an annual cash incentive bonus plan for Fiscal 2011 under the same general framework as the Fiscal 2010 plan. The plan for Fiscal 2011 was approved by the Compensation Committee at a meeting held in September 2010, which was its first meeting after completion of Fiscal 2010. Under the terms of the plan for Fiscal 2011, a bonus pool will be established in an amount equal to 20% of the amount by which our pre-tax earnings exceed a pre-determined threshold. The particular financial metric used as the pre-determined threshold, as well as the specific numeric threshold established, may vary from year to year, based on the Company’s business plan and budget for the particular year. The Compensation Committee believes that the threshold target provides a meaningful incentive to executives to improve performance in a manner that is consistent with the interests of our shareholders. As with the annual cash incentive plan for Fiscal 2010, no bonuses will be payable under the plan for Fiscal 2011 if the threshold financial performance target is not exceeded.
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
Robert J. Cresci (Chairman)
Neil Flanzraich
Marvin A. Sackner, M.D.
Jacqueline M. Simkin
A. Marvin Strait, C.P.A.

Compensation of Named Executive Officers
Summary Compensation Table
     The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of the Named Executive Officers (as defined in the “Compensation Discussion and Analysis” section above) for the fiscal years ended June 30, 2010, 2009 and 2008. We do not have employment agreements with any of the Named Executive Officers.

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards	Awards(1)	Compensation	Earnings	Compensation(2)	Total
Richard C. Pfenniger, Jr.,	2010	$444,462	—	—	$234,714	$400,000	—	$7,799	$1,086,975
Chairman of the Board,	2009	$407,519	—	—	$210,161	$265,000	—	$13,435	$896,115
President and Chief	2008	$371,539	—	—	$208,907	$300,000	—	$15,940	$896,386
Executive Officer

Fernando L. Fernandez,	2010	$239,642	—	—	$124,762	$250,000	—	$15,501	$629,905
Senior Vice	2009	$227,481	—	—	$99,577	$125,000	—	$15,501	$467,559
President-Finance, Chief	2008	$212,885	—	—	$84,805	$150,000	—	$15,940	$463,630
Financial Officer, Treasurer and Secretary

Gemma Rosello,	2010	$254,492	—	—	$128,167	$250,000	—	$13,819	$646,478
Executive Vice	2009	$242,331	—	—	$161,583	$125,000	—	$13,821	$542,735
President — Operations	2008	$227,942	—	—	$158,082	$150,000	—	$14,237	$550,261

Luis H. Izquierdo, Senior	2010	$255,888	—	—	$66,976	$100,000	—	$14,478	$437,342
Vice President-Marketing	2009	$236,115	—	—	$60,816	$60,000	—	$14,479	$371,410
and Business Development	2008	$228,923	—	—	$65,934	$100,000	—	$14,912	$409,769

(1)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718, without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2010. Assumptions used in the calculation of these amounts are included in footnote 7 to our audited financial statements for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2010. There were no forfeitures during Fiscal 2010. Additional information regarding these stock options awarded to the Named Executive Officers in Fiscal 2010, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards — Fiscal 2010” table below.

(2)	Includes the amount of the insurance premiums paid by us on behalf of the Named Executive Officers that exceed the insurance premiums paid by us on behalf of our non-executive employees, and also includes car allowances for Ms. Rosello and Mr. Izquierdo.
Grants of Plan-Based Awards — Fiscal 2010
     The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to our non-equity and equity incentive plans in the fiscal year ended June 30, 2010.

								All Other	All Other
								Stock	Option	Exercise
								Awards:	Awards:	or Base	Grant Date
								Number of	Number of	Price of	Fair Value
		Estimated Possible Payouts Under			Estimated Future Payouts Under			Shares of	Securities	Option	of Stock
	Grant	Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards			Stock or	Underlying	Awards	and Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options(2)	($ / Sh)	Awards(3)
Richard C. Pfenniger, Jr.	9/15/09	—	N/A	N/A	—	—	—	—	175,000	$3.13	$273,000
Fernando L. Fernandez	9/15/09	—	N/A	N/A	—	—	—	—	100,000	$3.13	$156,000
Gemma Rosello	9/15/09	—	N/A	N/A	—	—	—	—	100,000	$3.13	$156,000
Luis H. Izquierdo	9/15/09	—	N/A	N/A	—	—	—	—	50,000	$3.13	$78,000

(1)	Represents the estimated possible payouts of cash awards under our Annual Cash Incentive Program which is tied to financial performance goals. Our annual incentive plan is more fully described in the “Compensation Discussion and Analysis” section beginning on page 7. No threshold payment is disclosed because no payments would be payable under the annual incentive plan until pre-tax profits exceed the threshold amount. Further, no target amount is provided because no target amounts were established and no maximum amount is presented because this plan does not limit the maximum potential payout. The Compensation Committee determines payouts under our Annual Cash Incentive Program after determining amounts available to be paid out following the end of the fiscal year.

(2)	All options are to purchase shares of our common stock granted under our Amended and Restated 2000 Stock Incentive Plan. Each grant vests 25% over the first four years from the date of grant.

(3)	Represents the approximate grant date fair value computed in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End — 2010
     The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of June 30, 2010.

	Option Awards
				Equity Incentive
				Plan Awards: Number
				of Securities
	Number of Securities			Underlying	Option	Option
	Underlying Unexercised Options			Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable		Unearned Options	Price	Date
Richard C. Pfenniger, Jr.	200,000	—		—	$2.42	12/6/15
	150,000	—		—	2.77	9/12/16
	112,500	37,500	(1)	—	2.51	9/11/17
	87,500	87,500	(2)	—	2.38	9/19/18
	43,750	131,250	(3)	—	3.13	9/15/19

Fernando L. Fernandez	350,000	—		—	$1.98	6/14/14
	75,000	—		—	2.42	12/6/15
	50,000	—		—	2.77	9/12/16
	56,250	18,750	(1)	—	2.51	9/11/17
	50,000	50,000	(2)	—	2.38	9/19/18
	25,000	75,000	(3)	—	3.13	9/15/19

Gemma Rosello	100,000	—		—	$2.69	5/26/15
	75,000	—		—	2.42	12/6/15
	75,000	—		—	2.77	9/12/16
	56,250	18,750	(1)	—	2.51	9/11/17
	50,000	50,000	(2)	—	2.38	9/19/18
	25,000	75,000	(3)	—	3.13	9/15/19

Luis H. Izquierdo	300,000	—		—	$1.51	1/5/14
	75,000	—		—	2.42	12/6/15
	25,000	—		—	2.77	9/12/16
	37,500	12,500	(1)	—	2.51	9/11/17
	25,000	25,000	(2)	—	2.38	9/19/18
	12,500	37,500	(3)	—	3.13	9/15/19

(1)	Vests in four equal annual installments beginning on September 11, 2008.

(2)	Vests in four equal annual installments beginning on September 19, 2009.

(3)	Vests in four equal annual installments beginning on September 15, 2010.
Option Exercises and Stock Vested — Fiscal 2010
     The following table sets forth information regarding the number and value of stock options exercised by the Named Executive Officers in Fiscal 2010.

Option Awards
	Number of	Value	Stock Awards (2)
	Shares Acquired	Realized on	Number of Shares	Value Realized on
Name	on Exercise	Exercise(1)	Acquired on Vesting	Vesting
Richard C. Pfenniger, Jr.	721,970	$2,555,774	—	—
Fernando L. Fernandez	—	—	—	—
Gemma Rosello	—	—	—	—
Luis H. Izquierdo	—	—	—	—

(1)	The value realized on exercise is based on the difference between the fair market value of our common stock as reported by the NYSE Amex and the exercise price of the options on the date of exercise.

(2)	No restricted stock awards have been issued to Named Executive Officers.

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
Compensation of Directors
     Our Compensation Committee determines director compensation. The Compensation Committee strives to set a mix of cash and equity-based compensation in amounts which fairly compensate the directors for their expected time commitments and responsibilities in serving on the Board and which aligns the directors interests with the long term interests of shareholders. Excluding Dr. Sackner, each of our non-employee directors received a cash retainer of $30,000 for their service on the Board in Fiscal 2010. Dr. Sackner received a cash retainer of $7,500 for his service on the Board in Fiscal 2010 due to his appointment to the Board during the fiscal year (February 2010). In addition, for Fiscal 2010, the Chairman of each of the Nominating Committee and the Compensation Committee received an additional cash retainer of $5,000 and the Chairman of the Audit Committee received an additional cash retainer of $10,000. Also, each of our non-employee directors were granted fully vested options to purchase 25,000 shares of common stock during Fiscal 2010. In May 2010, the cash retainer for non-employee directors serving on the Board was increased to $50,000, the additional cash retainers for the Chairman of each of the Nominating Committee and the Compensation Committee were increased to $10,000 and the additional cash retainer for the Chairman of the Audit Committee was increased to $15,000. The options to be granted annually to non-employee directors remained unchanged.
Director Compensation — Fiscal 2010
     The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during Fiscal 2010.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned		Option	Incentive Plan	Compensation	All Other
Name	or Paid in Cash	Stock Awards	Awards(1)	Compensation	Earnings	Compensation	Total
Robert J. Cresci	$35,000	—	$39,853	—	—	—	$74,853

Luis Cruz, M.D.(2)	$22,500	—	$—	—	—	—	$22,500

Neil Flanzraich	$30,000	—	$39,853	—	—	—	$69,853

Phillip Frost, M.D.	$35,000	—	$39,853	—	—	—	$74,853

Jacob Nudel, M.D.	$30,000	—	$39,853	—	—	—	$69,853

Marvin A. Sackner, M.D.(3)	$7,500	—	$39,853	—	—	—	$47,353

Jacqueline Simkin	$30,000	—	$39,853	—	—	—	$69,853

A. Marvin Strait	$40,000	—	$39,853	—	—	—	$79,853

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2010, in accordance with ASC 718, without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2010. Assumptions used in the calculation of these amounts are included in footnote 7 to our audited financial statements for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 9, 2010. There were no forfeitures during Fiscal 2010. The grant date fair value of the stock option awards granted during Fiscal 2010 and computed in accordance with ASC 718 was $1.59 per share. The table below sets forth the aggregate number of stock options of each non-employee director outstanding as of June 30, 2010:

Name	Stock Options

Robert J. Cresci	140,000
Neil Flanzraich	140,000
Phillip Frost, M.D.	140,000
Jacob Nudel, M.D.	120,000
Marvin A. Sackner, M.D.	25,000
Jacqueline Simkin	150,000
A. Marvin Strait	133,334

(2)	Dr. Cruz resigned as a member of the Board of Directors in February 2010.

(3)	Dr. Sackner was elected a member of the Board of Directors in February 2010.
Compensation Committee Interlocks and Insider Participation
     During Fiscal 2010, our Compensation Committee was comprised of the following four members: Robert J. Cresci (Chairman), Neil Flanzraich, Marvin A. Sackner, M.D., Jacqueline Simkin, and A. Marvin Strait. There are no interlocking relationships between members of our Compensation Committee and the compensation committees of other companies’ board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information as of October 15, 2010 concerning the beneficial ownership of the common stock by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting power and investment power unless otherwise indicated.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)	Common Stock(2)
Robert Cresci c/o Pecks Management Partners, Ltd. One Rockefeller Plaza Suite 1427 New York, NY 10020	389,534 (3)	*
Neil Flanzraich 4400 Biscayne Boulevard Miami, FL 33137	340,000 (4)	*
Phillip Frost, M.D. 4400 Biscayne Boulevard Miami, FL 33137	26,130,917 (5)	43.0%
Fernando L. Fernandez	606,250 (6)	1.0%
Luis H. Izquierdo	475,000 (6)	*
Jacob Nudel, M.D. 333 Las Olas Way, #3703 Fort Lauderdale, FL 33301	170,000 (7)	*
Richard C. Pfenniger, Jr.	1,673,493 (8)	2.7%
Gemma Rosello	381,250 (6)	*
Marvin A. Sackner, M.D. 4400 Biscayne Boulevard Miami, FL 33137	25,000 (6)	*
Jacqueline M. Simkin 801 Brickell Avenue, Suite 2350 Miami, FL 33131	622,640 (9)	1.0%
A. Marvin Strait 2 North Cascade Avenue Suite 1300 Colorado Springs, CO 80903	160,000 (10)	*
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21202	3,700,000 (11)	6.1%
All directors and executive officers as a group (11 persons)	30,974,084	48.9%

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”); the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act.

(2)	Based on 60,566,485 shares outstanding as of October 15, 2010.

(3)	Includes 140,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2010.

(4)	Includes 140,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2010.

(5)	Includes (i) 24,771,604 shares owned beneficially through Frost Gamma Investments Trust; (ii) 819,313 shares beneficially owned through Frost Nevada Investments Trust; (iii) 400,000 shares of stock owned directly by Dr. Frost and (iv) 140,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2010.

(6)	Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15,2010.

(7)	Includes 120,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2010.

(8)	Includes 593,750 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2010.

(9)	Includes 572,640 shares of common stock held by the Jacqueline Simkin Trust, of which Ms. Simkin is a beneficiary, and 50,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2010.

(10)	Includes 133,334 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after October 15, 2010.

(11)	Based on a Schedule 13G Amendment filed with the SEC on February 12, 2010.
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table provides information as of June 30, 2010, with respect to all of our equity compensation plans under which equity securities are authorized for issuance.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in first
Plan Category	and rights	and rights	column)
Equity Compensation plans approved by shareholders	5,849,334	$2.50	4,287,167
Equity Compensation plans not approved by shareholders	—	—	—

	5,849,334		4,287,167

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The Board of Directors considered transactions and relationships between each director or any member of his immediate family and Continucare and its subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors or their known affiliates and members of our senior management or their known affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the listing standards of NYSE Amex and applicable law. The Board of Directors affirmatively determined that a majority of our directors, including Mr. Cresci, Mr. Flanzraich, Dr. Frost, Dr. Sackner, Ms. Simkin and Mr. Strait, are “independent” directors within the meaning of the listing standards of NYSE Amex and applicable law.
     The Audit Committee reviews and approves transactions in which Continucare was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party. In Fiscal 2010, no related party transaction occurred where this process was not followed.
     As a result of the acquisition of Miami Dade Health Centers, Inc. and its affiliated companies, we became a party to a lease agreement for office space owned by Dr. Luis Cruz, a director of Continucare through February 2010. For Fiscal 2010 and 2009, expenses related to this lease were approximately $0.4 million for each fiscal year. This lease is scheduled to terminate on December 31, 2011 with an option to renew for an additional five years.

     Effective November 1, 2007, we entered into agreements with Centers of Medical Excellence, Inc., an entity owned by Dr. Cruz pursuant to which this entity acted as one of our independent physician affiliates in connection with the provision of primary care health services to a limited number of Medicare Advantage members enrolled in plans sponsored by CarePlus Health Plans, Inc. The arrangement was on substantially similar terms to arrangements we have with our other independent physician affiliates under at risk arrangements where we provide medical utilization services and pay a primary care capitation fee to the provider. Under this arrangement, CarePlus paid us a monthly capitation fee based on the number of CarePlus Medicare Advantage members who selected Centers of Medical Excellence as their primary care provider and we in turn paid a monthly primary care capitation fee to Centers of Medical Excellence. Centers of Medical Excellence was also eligible to receive a bonus from us if they operated in a cumulative surplus. For Fiscal 2010 and 2009, the Centers of Medical Excellence received approximately $0.3 million and $0.4 million, respectively, from us in connection with these agreements. Effective December 31, 2009, we terminated our agreements with Centers of Medical Excellence, Inc.
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
     The following table presents fees for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the audit of our annual financial statements and internal control over financial reporting, fees for audit-related services, tax services and all other services.

	Fiscal	Fiscal
	2010	2009
Audit fees (a)	$804,076	$847,936
Audit related fees (b)	—	—
Tax fees (c)	24,000	24,000
All other fees (d)	—	—

	$828,076	$871,936

(a)	Audit fees consist of fees associated with the fiscal year audit and the audit of internal control over financial reporting, and the reviews of the quarterly reports on Form 10-Q.

(b)	No audit related fees were incurred in Fiscal 2010 and 2009.

(c)	Tax fees consist of services provided for tax compliance.

(d)	No other fees were incurred in Fiscal 2010 and 2009.
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
     Each year, the independent registered public accounting firm’s retention to audit our financial statements and internal control over financial reporting, including the associated fee, is approved by our Audit Committee before the filing of the preceding year’s Annual Report on Form 10-K.

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

10.19	Credit Facility Agreement, dated as of December 18, 2009, among Continucare Corporation, as a Borrower, Continucare MDHC, LLC, as a Borrower, and Bank of America, N.A., as Bank. (24)
21.1	Subsidiaries of the Company. (25)
23.1	Consent of Independent Registered Public Accounting Firm. (26)
31.1	Section 302 Certification of Chief Executive Officer. *
31.2	Section 302 Certification of Chief Financial Officer. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Documents incorporated by reference to the exhibit number indicated below to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.
(1)	Exhibit 3.1 to the Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 30, 1996.

(2)	Exhibit 3.1 to the Form 8-K dated September 12, 2006, filed September 13, 2006.

(3)	Exhibit 3.2 to the Form 8-K dated November 6, 2007, filed November 7, 2007.

(4)	Exhibit 4.1 to the Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 30, 1996.

(5)	Exhibit 4.2 to the Form 8-K dated October 30, 1997, filed November 13, 1997.

(6)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(7)	Exhibit 10.1 to the Form 8-K dated February 9, 2010, filed February 12, 2010.

(8)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2004.

(9)	Exhibit 10.11 to the Form 10-K for the fiscal year ended June 30, 2000.

(10)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 31, 2004.

(11)	Exhibit 4.1 to the Form 10-Q for the quarterly period ended March 31, 2000.

(12)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2005.

(13)	Exhibit 10.1 to the Form 8-K dated December 30, 2004, filed January 5, 2005.

(14)	Exhibit 10.1 to the Form 8-K dated March 8, 2006, filed on March 10, 2006.

(15)	Exhibit 10.1 to the Form 8-K dated May 10, 2006, filed on May 11, 2006.

(16)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2006.

(17)	Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2006.

(18)	Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2006.

(19)	Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2006.

(20)	Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2006.

(21)	Exhibit 10.1 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.

(22)	Exhibit 10.2 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.

(23)	Exhibit 10.3 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.

(24)	Exhibit 4.1 to the Form 8-K dated December 18, 2009, filed December 23, 2009.

(25)	Exhibit 21.1 to the Form 10-K for the year ended June 30, 2010, filed September 9, 2010.

(26)	Exhibit 23.1 to the Form 10-K for the year ended June 30, 2010, filed September 9, 2010.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

***	Furnished herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION
Dated: October 26, 2010	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	October 26, 2010
/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	October 26, 2010
/s/ Robert J. Cresci Robert J. Cresci	Director	October 26, 2010
/s/ Neil Flanzraich Neil Flanzraich	Director	October 26, 2010
/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	October 26, 2010
/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	October 26, 2010
/s/ Marvin A. Sackner, M.D. Marvin A. Sackner, M.D.	Director	October 26, 2010
/s/ Jacqueline M. Simkin Jacqueline M. Simkin	Director	October 26, 2010
/s/ A. Marvin Strait A. Marvin Strait	Director	October 26, 2010

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002