Form 10-Q
period 2010-12-31
CONTINUCARE CORP
filed 2011-02-04
CIK 803352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 27, 2011, the Registrant had 60,576,516 shares of $0.0001 par value common stock outstanding.

CONTINUCARE CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$38,228,964	$37,542,445
Certificate of deposit	—	668,755
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $20,902,000 and $23,394,000 at December 31, 2010 and June 30, 2010, respectively	16,257,826	18,920,388
Prepaid expenses and other current assets	4,705,880	2,631,136
Deferred income tax assets	147,885	140,057

Total current assets	59,340,555	59,902,781
Property and equipment, net	14,569,403	12,728,184
Goodwill	79,670,896	73,994,444
Intangible assets, net of accumulated amortization of approximately $5,565,000 and $4,705,000 at December 31, 2010 and June 30, 2010, respectively	7,344,827	4,296,507
Deferred income tax assets	2,987,376	2,830,929
Other assets, net	177,414	112,747

Total assets	$164,090,471	$153,865,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,142,196	$810,376
Accrued expenses and other current liabilities	6,017,863	9,041,162
Income taxes payable	779,019	590,673

Total current liabilities	7,939,078	10,442,211
Deferred income tax liabilities	7,372,451	7,145,507
Other liabilities	89,717	249,248

Total liabilities	15,401,246	17,836,966
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 60,569,609 shares issued and outstanding at December 31, 2010 and 60,504,012 shares issued and outstanding at June 30, 2010	6,057	6,050
Additional paid-in capital	108,529,874	107,860,204
Accumulated earnings	40,153,294	28,162,372

Total shareholders’ equity	148,689,225	136,028,626

Total liabilities and shareholders’ equity	$164,090,471	$153,865,592

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Revenue	$80,314,998	$75,256,100
Operating expenses:
Medical services:
Medical claims	50,208,880	50,356,650
Other direct costs	10,027,926	7,800,724

Total medical services	60,236,806	58,157,374

Administrative payroll and employee benefits	4,183,225	3,792,742
General and administrative	5,807,178	4,698,632

Total operating expenses	70,227,209	66,648,748

Income from operations	10,087,789	8,607,352
Other income (expense):
Interest income	18,532	15,672
Interest expense	(5,447)	(3,135)

Income before income tax provision	10,100,874	8,619,889
Income tax provision	3,902,704	3,331,210

Net income	$6,198,170	$5,288,679

Net income per common share:
Basic	$.10	$.09

Diluted	$.10	$.09

Weighted average common shares outstanding:
Basic	60,566,692	59,571,382

Diluted	62,469,159	61,329,587

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Revenue	$159,256,843	$151,228,464
Operating expenses:
Medical services:
Medical claims	103,064,411	102,980,709
Other direct costs	18,611,401	15,372,943

Total medical services	121,675,812	118,353,652

Administrative payroll and employee benefits	7,334,506	7,051,839
General and administrative	10,736,254	8,577,143

Total operating expenses	139,746,572	133,982,634

Income from operations	19,510,271	17,245,830
Other income (expense):
Interest income	41,359	33,183
Interest expense	(11,938)	(6,505)

Income before income tax provision	19,539,692	17,272,508
Income tax provision	7,548,770	6,675,489

Net income	$11,990,922	$10,597,019

Net income per common share:
Basic	$.20	$.18

Diluted	$.19	$.17

Weighted average common shares outstanding:
Basic	60,558,743	59,494,605

Diluted	62,260,699	61,203,236

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,990,922	$10,597,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,876,146	1,340,723
Provision for bad debt	161,390	—
Loss on disposal of fixed assets	9,086	3,597
Compensation expense related to issuance of stock options	724,432	594,808
Excess tax benefits related to exercise of stock options	(55,228)	(210,480)
Deferred tax expense	62,669	40,369
Changes in operating assets and liabilities:
Due from HMOs, net	2,662,562	4,409,420
Prepaid expenses and other current assets	(929,586)	(672,405)
Other assets, net	(47,201)	6,079
Accounts payable	30,443	(170,229)
Accrued expenses and other current liabilities	(4,991,395)	(464,881)
Income taxes payable	1,286,101	(77,565)

Net cash provided by operating activities	12,780,341	15,396,455

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	—	(9,746)
Proceeds from maturity of certificates of deposit	668,755	—
Acquisition of sleep diagnostic centers, net of cash acquired	(10,839,964)	(1,609,827)
Purchase of property and equipment	(1,746,913)	(2,002,287)

Net cash used in investing activities	(11,918,122)	(3,621,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital lease obligations	(120,947)	(189,038)
Proceeds from exercise of stock options	183,850	668,088
Shares withheld in connection with exercise of stock options	(293,831)	—
Excess tax benefits related to exercise of stock options	55,228	210,480

Net cash (used in) provided by financing activities	(175,700)	689,530

Net increase in cash and cash equivalents	686,519	12,464,125
Cash and cash equivalents at beginning of period	37,542,445	13,895,823

Cash and cash equivalents at end of period	$38,228,964	$26,359,948

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with proceeds of capital lease obligations	$—	$222,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$6,200,000	$7,100,000

Cash paid for interest	$11,938	$6,505

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)
NOTE 1 — UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Continucare Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2010 are not necessarily indicative of the results that may be reported for the remainder of the fiscal year ending June 30, 2011 or future periods. Except as otherwise indicated by the context, the terms “we”, “us”, “our”, “Continucare”, or the “Company”, refer to Continucare Corporation and its consolidated subsidiaries. All references to a “fiscal year” refer to the Company’s fiscal year which ends June 30. As used herein, Fiscal 2011 refers to the fiscal year ending June 30, 2011, Fiscal 2010 refers to the fiscal year ended June 30, 2010, and Fiscal 2009 refers to the fiscal year ended June 30, 2009.
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
In August 2010 and September 2010, we acquired three operators of sleep diagnostic centers and a related entity that provides continuous positive airway pressure (CPAP) devices and supplies. The three acquired operators of sleep diagnostic centers operate a combined 58 sleep diagnostic centers in nine states. The aggregate total purchase price for these acquired entities consisted of cash consideration paid of $11.2 million and future contingent cash consideration up to a maximum of $2.0 million subject to the achievement of certain future earnings targets. As of December 31, 2010, we accrued $1.5 million of the contingent cash consideration based on a preliminary fair value estimate on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. We will re-measure the fair value of the contingent cash consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the condensed consolidated statements of income during the period of adjustment. The revenues, expenses and results of operations of the acquired companies have been included in our condensed consolidated statements of income from the dates of acquisition.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)
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
The purchase price related to the acquisition of the three operators of sleep diagnostic centers and a related entity that provides CPAP devices and supplies was allocated, on a preliminary basis, to the estimated fair values of the acquired tangible and intangible assets and the assumed liabilities during the six-month period ended December 31, 2010. Goodwill and other identifiable intangible assets recorded in connection with these acquisitions were $5.6 million and $3.9 million, respectively. The identifiable intangible assets of $3.9 million, which primarily consist of the estimated fair value of customer relationships, have a weighted average amortization period of 5.1 years. The fair value of the identifiable intangible assets was determined based on standard valuation techniques.
Total amortization expense for identifiable intangible assets was $0.5 million and $0.3 million for the three-month periods ended December 31, 2010 and 2009, respectively, and $0.9 million and $0.6 million for the six-month periods ended December 31, 2010 and 2009, respectively.
The change in goodwill for our two reporting units during the six-month period ended December 31, 2010 was as follows:

	Provider	Sleep
	Services	Services	Total
Balance at June 30, 2010	$73,204,582	$789,862	$73,994,444
Acquisition of sleep diagnostic centers	—	5,644,530	5,644,530
Purchase price adjustments	—	31,922	31,922

Balance at December 31, 2010	$73,204,582	$6,466,314	$79,670,896

NOTE 4 — SHARE-BASED PAYMENT
We recognize the cost relating to share-based payment transactions, based on the fair value of the share-based awards issued, in the financial statements over the period services are rendered.
We calculate the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. There were no options granted during the three-month period ended December 31, 2010. The fair value for employee stock options granted during the three-month period ended December 31, 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 0.93% to 2.56%; dividend yield of 0%; volatility factor of the expected market price of our common stock of 60.0%; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the six-month periods ended December 31, 2010 and 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 0.63% to 1.72% and 0.73% to 2.56%, respectively; dividend yield of 0%; volatility factor of the expected market price of our common stock of 59.7% and 60.5%, respectively; and weighted-average expected life of the options ranging from 3 to 7 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)
We recognized share-based compensation expense of $0.3 million for each of the three-month periods ended December 31, 2010 and 2009, and $0.7 million and $0.6 million for the six-month periods ended December 31, 2010 and 2009, respectively. For each of the three and six-month periods ended December 31, 2010, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million. For the three and six-month periods ended December 31, 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million and $0.2 million, respectively.
NOTE 5 — DEBT
In December 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.26% at December 31, 2010), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At December 31, 2010, there was no outstanding principal balance on the Credit Facility. At December 31, 2010, we had letters of credit outstanding of $1.3 million which reduced the amount available for borrowing under the Credit Facility to $8.7 million.
NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	60,566,692	59,571,382	60,558,743	59,494,605
Dilutive effect of stock options	1,902,467	1,758,205	1,701,956	1,708,631

Dilutive weighted average number of shares outstanding	62,469,159	61,329,587	62,260,699	61,203,236

Not included in calculation of diluted earnings per share as impact is antidilutive:
Stock options outstanding	—	13,000	—	13,000
NOTE 7 — INCOME TAXES
We recognize deferred income tax assets and liabilities based upon differences between the financial reporting and tax bases of assets and liabilities. We measure such assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
We recorded an income tax provision of $3.9 million and $3.3 million for the three-month periods ended December 31, 2010 and 2009, respectively, and $7.5 million and $6.7 million for the six-month periods ended December 31, 2010 and 2009, respectively.
We recorded a liability for unrecognized tax benefits of approximately $0.9 million at December 31, 2010 and June 30, 2010 and included such liability in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $1.1 million at December 31, 2010 and $1.0 million at June 30, 2010, which includes accrued interest and penalties of approximately $0.2 million and $0.1 million at December 31, 2010 and June 30, 2010, respectively. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)
It is reasonably possible that our unrecognized tax benefits may decrease by approximately $1.1 million within the next twelve months primarily as a result of the lapse of the applicable statute of limitations. We are no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2006.
NOTE 8 — RELATED PARTY TRANSACTIONS
We are a party to a lease agreement for office space owned by Dr. Luis Cruz, a director of the Company through February 2010. For each of the three and six-month periods ended December 31, 2010 and 2009, expenses related to this lease were approximately $0.1 million and $0.2 million, respectively.
Effective December 31, 2009, we terminated our agreements with Centers of Medical Excellence, Inc., an entity owned by Dr. Cruz, pursuant to which this entity acted as one of our independent physician affiliates in connection with the provision of primary care health services to a limited number of Medicare Advantage members enrolled in plans sponsored by CarePlus Health Plans, Inc. For the three and six-month periods ended December 31, 2009, we recognized operating profits of $0.2 million and $0.5 million, respectively, under this arrangement.
In October 2008, we entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that sought to establish special purpose medical provider networks. We made contributions of approximately $0.1 million and $0.2 million, respectively, during the three and six-month periods ended December 31, 2009 to fund the operations of the joint venture. In April 2010, we terminated the business activities of the joint venture.
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
General
     We are primarily a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to independent physician affiliates (“IPAs”). All of our medical centers and IPAs are located in Miami-Dade, Broward and Hillsborough Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”), and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. For the six-month period ended December 31, 2010, approximately 88% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of December 31, 2010, we provided services to or for approximately 26,200 patients on a risk basis and approximately 8,400 patients on a limited or non-risk basis. Additionally, we also provided services to over 6,000 patients on a non-risk fee-for-service basis.
     We also operate or manage sleep diagnostic centers at over 70 locations in 15 states through Seredor Corporation, a subsidiary established to conduct sleep service activities. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. The clinical staff at the centers are expertly trained in sleep disorders and work with physicians, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients. In August 2010 and September 2010, we acquired three operators of sleep diagnostic centers and a related entity that provides continuous positive airway pressure (CPAP) devices and supplies. The aggregate total purchase price for these acquired entities consisted of cash consideration paid of $11.2 million and future contingent cash consideration up to a maximum of $2.0 million subject to the achievement of certain future earnings targets. The three acquired operators of sleep diagnostic centers operate a combined 58 sleep diagnostic centers in nine states.
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
     The Centers for Medicare and Medicaid Services (“CMS”) announced that it will reduce Medicare Advantage premiums effective January 2011. Based on information received from our HMO affiliates and CMS, we believe that the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients will decrease by approximately 2% effective January 1, 2011 without taking into account any adjustments resulting from changes in Medicare risk adjustment scores. We believe that the changes our HMO affiliates made to plan benefits effective January 1, 2011 will not mitigate the effect of the Medicare Advantage premium reduction. We will, however, seek to improve medical claims expense management and pursue other cost reduction strategies in an effort to mitigate the effects of the Medicare Advantage premium reduction. There is no assurance that our Medicare capitation payments will decrease by this amount or that our cost reduction strategies will mitigate the Medicare Advantage premium reduction. Failure to mitigate the effects of the Medicare Advantage premium reduction may have a material adverse effect on our results of operations, financial position and cash flows.
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
     In addition, the premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $0.4 million and $0.2 million during the three-month periods ended December 31, 2010 and 2009, respectively, and by $0.3 million during each of the six-month periods ended December 31, 2010 and 2009.
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
Revenue Recognition
     Under our risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. In addition, the premiums paid to the HMOs are subject to periodic adjustment based on CMS’s risk corridor adjustment methodology related to the Medicare Prescription Drug Plan. We record adjustments to revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or the applicable government body and it is determined that the collectibility of such adjustments is reasonably assured or the likelihood of repayment is probable. The net effect of these premium adjustments included in revenue were unfavorable retroactive Medicare adjustments of $0.1 million and $0.2 million for the three-month periods ended December 31, 2010 and 2009, respectively, and an unfavorable retroactive Medicare adjustment of $34,000 and a favorable retroactive Medicare adjustment of $0.3 million for the six-month periods ended December 31, 2010 and 2009, respectively.
     Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at December 31, 2010 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.
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
     As medical claims are settled, actual amounts paid for claims incurred in prior periods vary from previously estimated liabilities. During the three-month periods ended December 31, 2010 and 2009, we recorded favorable adjustments of $0.4 million and $1.4 million, respectively, to medical claims expense as a result of the differences between the amounts paid for claims incurred in prior periods and the related liabilities for IBNR previously recorded. The favorable developments in medical claims expense during the three-month periods ended December 31, 2010 and 2009 primarily resulted from better than estimated utilization outcomes. These adjustments represented 0.7% and 2.8% of total medical claims expense recorded for the three-month periods ended December 31, 2010 and 2009, respectively.

     During the six-month periods ended December 31, 2010 and 2009, we recorded a favorable adjustment of $0.5 million and an unfavorable adjustment of $7,000, respectively, to medical claims expense as a result of the differences between the amounts paid for claims incurred in prior periods and the related liabilities for IBNR previously recorded. The favorable development in medical claims expense during the six-month period ended December 31, 2010 primarily resulted from better than estimated utilization outcomes. The adjustment for the six-month period ended December 31, 2010 represented 0.5% of total medical claims expense.
     Based on our analysis as of December 31, 2010, we recorded a liability of approximately $20.9 million for IBNR. The liability for IBNR decreased by $2.5 million, or 10.7%, to $20.9 million as of December 31, 2010 from $23.4 million as of June 30, 2010 primarily due to the timing of claims paid by our HMO affiliates and favorable developments in medical claims expense. The liability for IBNR of $23.1 million recorded as of December 31, 2009 decreased by $0.6 million, or 2.8%, from $23.7 million as of June 30, 2009 primarily due to the timing of claims paid by our HMO affiliates.
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $87.0 million, which represented approximately 53% of our total assets at December 31, 2010. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the acquisition of the MDHC Companies. Goodwill and other identifiable intangible assets recorded in connection with the acquisition of the MDHC Companies were $58.9 million and $8.7 million, respectively.
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
     We completed our annual impairment test as of May 1, 2010 and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required at December 31, 2010. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.
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
     As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At December 31, 2010, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $4.2 million.

Share-Based Payment
     We recognize the cost relating to share-based payment transactions, based on the fair value of the share-based awards issued, in the financial statements over the period services are rendered. We recognized share-based compensation expense of $0.3 million for each of the three-month periods ended December 31, 2010 and 2009, and $0.7 million and $0.6 million for the six-month periods ended December 31, 2010 and 2009, respectively. For each of the three and six-month periods ended December 31, 2010, we recognized excess tax benefits resulting from the exercise of stock option of approximately $0.1 million. For the three and six-month periods ended December 31, 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.1 million and $0.2 million, respectively.
     We calculate the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. There were no options granted during the three-month period ended December 31, 2010. The fair value for employee stock options granted during the three-month period ended December 31, 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 0.93% to 2.56%; dividend yield of 0%; volatility factor of the expected market price of our common stock of 60.0%; and weighted-average expected life of the options ranging from 3 to 6 years depending on the vesting provisions of each option. The fair value for employee stock options granted during the six-month periods ended December 31, 2010 and 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 0.63% to 1.72% and 0.73% to 2.56%, respectively; dividend yield of 0%; volatility factor of the expected market price of our common stock of 59.7% and 60.5%, respectively; and weighted-average expected life of the options ranging from 3 to 7 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.
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
RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2010 TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2009
Revenue
     Revenue increased by $5.0 million, or 6.7%, to $80.3 million for the three-month period ended December 31, 2010 from $75.3 million for the three-month period ended December 31, 2009 due primarily to increases in our Medicare revenue and in our revenue related to the operations of the sleep diagnostic centers.
     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $1.9 million, or 2.8%, during the three-month period ended December 31, 2010. During the three-month period ended December 31, 2010, revenue generated by our Medicare risk arrangements increased approximately 4.7% on a per patient per month basis and Medicare patient months decreased by approximately 1.9% over the comparable period of Fiscal 2010. The increase in the per patient per month Medicare revenue was primarily due to an increase in premiums resulting from the Medicare risk adjustment program.
     Based on information received from our HMO affiliates and CMS, we believe that the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients will decrease by approximately 2% effective January 1, 2011 before taking into account any adjustments resulting from changes in Medicare risk adjustment scores. We believe that the changes our HMO affiliates made to plan benefits effective January 1, 2011 will not mitigate the effect of the Medicare Advantage premium reduction. We will, however, seek to improve medical claims expense management and pursue other cost reduction strategies in an effort to mitigate the effects of the Medicare Advantage premium reduction. There is no assurance that our Medicare capitation payments will decrease by this amount or that our cost reduction strategies will mitigate the Medicare Advantage premium reduction. Failure to mitigate the effects of the Medicare Advantage premium reduction may have a material adverse effect on our results of operations, financial position and cash flows.
     Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended December 31, 2010 and 2009 were unfavorable retroactive Medicare adjustments of $0.1 million and $0.2 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 69%, 19% and 5%, respectively, of our total revenue for the three-month period ended December 31, 2010. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 19% and 6%, respectively, of our total revenue for the three-month period ended December 31, 2009.
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
     Medical services expenses for the three-month period ended December 31, 2010 increased by $2.0 million, or 3.6%, to $60.2 million from $58.2 million for the three-month period ended December 31, 2009. Medical claims expense, which is the largest component of medical services expense, decreased by $0.2 million, or 0.3%, to $50.2 million for the three-month period ended December 31, 2010 from $50.4 million for the three-month period ended December 31, 2009 primarily due to a decrease in Medicare claims expense of $0.5 million, or 1.0%. The decrease in Medicare claims expense resulted from a 1.9% decrease in Medicare patient months, partially offset by a 0.9% increase on a per patient per month basis in medical claims expenses related to our Medicare patients. The increase in Medicare per patient per month medical claims expense is primarily attributable to inflationary trends in the health care industry, partially offset by improved utilization outcomes.
     As a percentage of revenue, medical services expenses decreased to 75.0% of revenue for the three-month period ended December 31, 2010 as compared to 77.3% for the three-month period ended December 31, 2009. Our claims loss ratio (medical claims expense as a percentage of revenue generated under risk arrangements) decreased to 66.6% for the three-month ended December 31, 2010 from 68.7% for the three-month period ended December 31, 2009. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis. HMOs, however, are under continuous competitive pressure to offer enhanced, and possibly more expensive, benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.
     Other direct costs increased by $2.2 million, or 28.6%, to $10.0 million for the three-month period ended December 31, 2010 from $7.8 million for the three-month period ended December 31, 2009. As a percentage of revenue, other direct costs increased to 12.5% for the three-month period ended December 31, 2010 from 10.4% for the three-month period ended December 31, 2009. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits related to the operations of the sleep diagnostic centers.
     Administrative payroll and employee benefits expense increased by $0.4 million, or 10.3%, to $4.2 million for the three-month period ended December 31, 2010 from $3.8 million for the three-month period ended December 31, 2009. As a percentage of revenue, administrative payroll and employee benefits expense increased to 5.2% for the three-month period ended December 31, 2010 from 5.0% for the three-month period ended December 31, 2009. The increase in administrative payroll and employee benefits expense was primarily due to increases in such expenses related to the operations of the sleep diagnostic centers.
     General and administrative expenses increased by $1.1 million, or 23.6%, to $5.8 million for the three-month period ended December 31, 2010 from $4.7 million for the three-month period ended December 31, 2009. As a percentage of revenue, general and administrative expenses increased to 7.2% for the three-month period ended December 31, 2010 from 6.2% for the three-month period ended December 31, 2009. The increase in general and administrative expenses was primarily due to an increase in expenses related to the operations of the sleep diagnostic centers.
Income from Operations
     Income from operations for the three-month period ended December 31, 2010 increased by $1.5 million, or 17.2%, to $10.1 million from $8.6 million for the three-month period ended December 31, 2009.
Taxes
     An income tax provision of $3.9 million and $3.3 million was recorded for the three-month periods ended December 31, 2010 and 2009, respectively. The effective income tax rates remained relatively unchanged at 38.6% for each of the three-month periods ended December 31, 2010 and 2009.
Net Income
     Net income for the three-month period ended December 31, 2010 increased by $0.9 million, or 17.2%, to $6.2 million from $5.3 million for the three-month period ended December 31, 2009.
COMPARISON OF THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2010 TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2009
Revenue
     Revenue increased by $8.1 million, or 5.3%, to $159.3 million for the six-month period ended December 31, 2010 from $151.2 million for the six-month period ended December 31, 2009 due primarily to increases in our Medicare revenue and in our revenue related to the operations of the sleep diagnostic centers.

     The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $4.2 million, or 3.1%, during the six-month period ended December 31, 2010. During the six-month period ended December 31, 2010, revenue generated by our Medicare risk arrangements increased approximately 5.1% on a per patient per month basis and Medicare patient months decreased by approximately 1.9% over the comparable period of Fiscal 2010. The increase in the per patient per month Medicare revenue was primarily due to an increase in premiums resulting from the Medicare risk adjustment program. Included in revenue for the six-month periods ended December 31, 2010 and 2009 was an unfavorable retroactive Medicare adjustment of $34,000 and a favorable retroactive Medicare adjustment of $0.3 million, respectively, related to Medicare premiums and risk corridor adjustments. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.
     Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 69%, 19% and 5%, respectively, of our total revenue for the six-month period ended December 31, 2010. Revenue generated by our managed care entities under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 19% and 6%, respectively, of our total revenue for the six-month period ended December 31, 2009.
Operating Expenses
     Medical services expenses for the six-month period ended December 31, 2010 increased by $3.3 million, or 2.8%, to $121.7 million from $118.4 million for the six-month period ended December 31, 2009. Medical claims expense, which is the largest component of medical services expense, increased by $0.1 million, or 0.1%, to $103.1 million for the six-month period ended December 31, 2010 from $103.0 million for the six-month period ended December 31, 2009 primarily due to an increase in Medicare claims expense of $0.3 million, or 0.3%. The increase in Medicare claims expense resulted from a 2.3% increase in medical claims expense on a per patient per month basis and a 1.9% decrease in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to inflationary trends in the health care industry, partially offset by improved utilization outcomes.
     As a percentage of revenue, medical services expenses decreased to 76.4% of revenue for the six-month period ended December 31, 2010 as compared to 78.3% for the six-month period ended December 31, 2009. Our claims loss ratio (medical claims expense as a percentage of revenue generated under risk arrangements) decreased to 67.9% for the six-month period ended December 31, 2010 from 69.7% for the six-month period ended December 31, 2009. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis.
     Other direct costs increased by $3.2 million, or 21.1%, to $18.6 million for the six-month period ended December 31, 2010 from $15.4 million for the six-month period ended December 31, 2009. As a percentage of revenue, other direct costs increased to 11.7% for the six-month period ended December 31, 2010 from 10.2% for the six-month period ended December 31, 2009. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits related to the operations of the sleep diagnostic centers.
     Administrative payroll and employee benefits expense increased by $0.2 million, or 4.0%, to $7.3 million for the six-month period ended December 31, 2010 from $7.1 million for the six-month period ended December 31, 2009. As a percentage of revenue, administrative payroll and employee benefits expense decreased to 4.6% for the six-month period ended December 31, 2010 from 4.7% for the six-month period ended December 31, 2009. The increase in administrative payroll and employee benefits expense was primarily due to an increase in such expenses related to the operations of the sleep diagnostic centers.
     General and administrative expenses increased by $2.1 million, or 25.2% to $10.7 million for the six-month period ended December 31, 2010 from $8.6 million for the six-month period ended December 31, 2009. As a percentage of revenue, general and administrative expenses increased to 6.7% for the six-month period ended December 31, 2010 from 5.7% for the six-month period ended December 31, 2009. The increase in general and administrative expenses was primarily due to an increase in expenses related to the operations of the sleep diagnostic centers.

Income from Operations
     Income from operations for the six-month period ended December 31, 2010 increased by $2.3 million, or 13.1%, to $19.5 million from $17.2 million for the six-month period ended December 31, 2009.
Taxes
     An income tax provision of $7.5 million and $6.7 million was recorded for the six-month periods ended December 31, 2010 and 2009, respectively. The effective income tax rates remained relatively unchanged at 38.6% for each of the six-month periods ended December 31, 2010 and 2009.
Net Income
     Net income for the six-month period ended December 31, 2010 increased by $1.4 million, or 13.2%, to $12.0 million from $10.6 million for the six-month period ended December 31, 2009.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2010, working capital was $51.4 million, an increase of $1.9 million from $49.5 million at June 30, 2010. Cash and cash equivalents increased by $0.7 million to $38.2 million at December 31, 2010 compared to $37.5 million at June 30, 2010. The increases in working capital and cash and cash equivalents at December 31, 2010 compared to June 30, 2010 were primarily due to net income of $12.0 million generated during the six-month period ended December 31, 2010, partially offset by net cash of $10.8 million used for the acquisition of sleep diagnostic centers.
     Net cash of $12.8 million was provided by operating activities for the six-month period ended December 31, 2010 compared to $15.4 million for the six-month period ended December 31, 2009. This $2.6 million decrease in net cash provided by operating activities was primarily due to a net decrease in accrued expense and other current liabilities of $4.5 million, partially offset by a net increase in net income of $1.4 million.
     Net cash of $11.9 million was used for investing activities for the six-month period ended December 31, 2010 compared to $3.6 million for the six-month period ended December 31, 2009. The $8.3 million increase in net cash used for investing activities primarily related to net cash used of $10.8 million for the acquisition of sleep diagnostic centers.
     Net cash of approximately $0.2 million was used in financing activities for the six-month period ended December 31, 2010 compared to $0.7 million provided by financing activities for the six-month period ended December 31, 2009. The $0.9 million increase in net cash used in financing activities for the six-month period ended December 31, 2010 was primarily due to a net decrease of $0.6 million in proceeds and excess tax benefits related to the exercise of stock options.
     Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.3 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.
     In December 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.26% at December 31, 2010), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At December 31, 2010, there was no outstanding principal balance on the Credit Facility. At December 31, 2010, we had letters of credit outstanding of $1.3 million which reduced the amount available for borrowing under the Credit Facility to $8.7 million.
     Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. During the three and six-month periods ended December 31, 2010, we did not repurchase any of our common stock. As of January 27, 2011, we had repurchased 11,907,004 shares of our common stock for approximately $25.0 million pursuant to this stock repurchase program.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2010, we held cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At December 31, 2010, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility has a variable interest rate and is interest rate sensitive, however, we had no amount outstanding under the Credit Facility at December 31, 2010. We have no material risk associated with foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

CONTINUCARE CORPORATION
Dated: February 4, 2011	By:	/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.
Chairman of the Board, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)