Form 10-K
period 2011-06-30
CONTINUCARE CORP
filed 2011-09-07
CIK 803352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on December 31, 2010 was approximately $151,633,000.

Number of shares outstanding of each of the registrant’s classes of Common Stock at August 31, 2011: 60,838,266 shares of Common Stock, $.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s Annual Meeting of Shareholders for the fiscal year ended June 30, 2011 are incorporated by reference into Part III of this Form 10-K.

CONTINUCARE CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2011

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

Company Overview

We are primarily a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide medical management services to independent physician affiliates (“IPAs”). All of our medical centers and IPAs are located in Miami-Dade, Broward, Hillsborough and Palm Beach Counties, Florida. Substantially all of our revenues are derived from managed care agreements with three health maintenance organizations (“HMOs”), Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies including Summit Health Plan, Inc. (“Vista”), and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”). Our managed care agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that the HMOs receive with respect to those patients. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients even for services we do not provide directly. Revenue generated under contracts with Humana, Vista and Wellcare accounted for approximately 69%, 19% and 5%, respectively, of our total revenue for Fiscal 2011. For Fiscal 2011, approximately 87% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under such risk arrangements. As of June 30, 2011, we provided services to or for approximately 27,100 patients on a risk basis and approximately 9,800 patients on a limited or non-risk basis. Additionally, during Fiscal 2011 we provided services to over 6,000 patients on a non-risk fee-for-service basis.

We also operate or manage sleep diagnostic centers at over 70 locations in 15 states through Seredor Corporation, our subsidiary established to conduct sleep service activities. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. The clinical staff at the centers are expertly trained in sleep disorders and work with physicians, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients.

We began operating as a public company in 1996 as the successor to a Florida corporation originally incorporated in 1986. Our principal place of business is 7200 Corporate Center Drive, Suite 600, Miami, Florida 33126. Our telephone number is 305-500-2000.

Merger Transaction

Merger Agreement

On June 26, 2011, Continucare entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metropolitan Health Networks, Inc. (“Metropolitan”) and Cab Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of Metropolitan (“Merger Subsidiary”), providing for the merger of Continucare with Merger Subsidiary. Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the respective parties, Merger Subsidiary will be merged with and into Continucare (the “Merger”), with Continucare surviving the Merger as a wholly owned subsidiary of Metropolitan.

On August 22, 2011, at a Special Meeting of Shareholders, the Merger Agreement and the transactions contemplated thereby were approved by Continucare stockholders. Assuming all conditions to closing are met, Continucare and Metropolitan expect to close the acquisition on or about the end of September 2011. There can be no assurance that the acquisition will close.

At the effective time of the Merger, each share of Continucare common stock outstanding immediately prior to the effective time (other than shares owned by Continucare, Metropolitan, or shareholders who have properly demanded and perfected appraisal rights under Florida law) will be converted into the right to receive $6.25 in cash, without interest, and 0.0414 of a share of Metropolitan common stock (the “Merger Consideration”). No fractional shares of Metropolitan common stock will be issued in the Merger, and Continucare’s stockholders will receive cash in lieu of fractional shares, if any, of Metropolitan common stock. Each share of Metropolitan common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger. Upon completion of the transaction, Continucare stockholders will own approximately 5.8% of Metropolitan’s outstanding common stock. Metropolitan has filed a Registration Statement on Form S-4 relating to the shares of Metropolitan common stock to be issued in the acquisition. The registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 22, 2011.

At the effective time of the Merger, each issued and outstanding option to purchase Continucare common stock will become fully vested and be cancelled in exchange for the right to receive an amount of cash equal to $6.45 less the per share exercise price of the option, subject to withholding taxes.

The value of the equity consideration portion of the Merger Consideration is subject to change based upon changes in the market price of Metropolitan’s common stock prior to closing. The total value of the transaction is approximately $416 million, excluding transaction and financing fees.

In the event that a party fails to satisfy its covenants or representations under the Merger Agreement, the agreement provides customary termination rights, and, under certain circumstances, a $12 million termination fee and up to $1.5 million of expense reimbursement. If, under certain circumstances, the Merger Agreement is terminated as a result of the Merger not being consummated on or before November 1, 2011 and if, within 12 months following the date of termination, Continucare enters into a written agreement, arrangement or understanding regarding an alternative acquisition proposal, then Continucare will be required to pay Metropolitan a termination fee of $9 million and up to $1.5 million of expense reimbursement. Upon the termination of the Merger Agreement under specified circumstances, including, among others, Metropolitan’s failure to obtain financing required to complete the acquisition, after all of the other conditions to closing have been met, Metropolitan will be required to pay Continucare a $12 million termination fee and up to $1.5 million of expense reimbursement. If, under certain circumstances, Continucare does not generate a targeted minimum cash amount of $51.7 million by November 1, 2011, the Merger Agreement may be terminated by Metropolitan and neither party will be required to pay the other party a termination fee or an expense reimbursement.

Voting Agreement

In connection with the Merger Agreement, Phillip Frost, M.D., a member of the board of directors of Continucare, and certain entities related to Dr. Frost, who in the aggregate beneficially own approximately 26 million shares of Continucare common stock, representing approximately 43% of the outstanding common stock of Continucare, in their capacities as shareholders of Continucare, executed a voting agreement with Metropolitan, dated June 26, 2011 (the “Voting Agreement”), which requires, among other things, such shareholders to vote their shares of Continucare common stock in favor of the Merger Agreement and the transactions contemplated thereby. The Voting Agreement will terminate on the earliest to occur of (i) the termination of the Merger Agreement in accordance with its terms, (ii) a written agreement of the parties to terminate the Voting Agreement and (iii) the effective time of the Merger.

Change in Control and Separation Agreements

In connection with the Merger Agreement, Richard Pfenniger, Continucare’s Chairman of the Board, Chief Executive Officer and President, and Fernando Fernandez, Continucare’s Senior Vice President – Finance, Chief Financial Officer and Treasurer, each entered into a Change in Control and Separation Agreement with Metropolitan, pursuant to which, upon completion of the Merger (a) Metropolitan will pay to Mr. Pfenniger $475,000 (less applicable taxes) over a twelve month period beginning no later than 30 days after completion of the Merger in accordance with Metropolitan’s normal payroll policies and a lump sum payment of $20,262, which is the value of one year of welfare benefits and (b) Metropolitan will pay to Mr. Fernandez $256,000 (less applicable taxes) over a twelve month period beginning no later than 90 days after completion of the Merger in accordance with Metropolitan’s normal payroll policies and a lump sum payment of $32,886, which is the value of one year of welfare benefits. In addition, if the Merger is completed, Mr. Pfenniger’s and Mr. Fernandez’s employment with Metropolitan (as the parent of Continucare, if the Merger is completed) will terminate, in the case of Mr. Pfenniger, at the effective time of the Merger and, in the case of Mr. Fernandez, on February 15, 2012 (or prior to that date on 30 days’ written notice from one party to the other), and both Mr. Pfenniger and Mr. Fernandez will be paid in one single payment on Metropolitan’s first payroll date after termination of employment an amount equal to: (i) any accrued but unpaid base salary and any bonus payments as of the termination of employment, (ii) any payments with respect to vacations earned but unused through the termination of employment, and (iii) any amount due as reimbursement of expenses incurred before the termination of employment. The Change in Control and Separation Agreements also contain certain covenants regarding confidentiality of information, non-competition and non-solicitation of Continucare employees by each of Mr. Pfenniger and Mr. Fernandez applicable until the first anniversary of the termination of their employment. No payments under the severance agreements will be made and the parties will have no obligations to one another under the severance agreements if the Merger is not completed.

Litigation Related to the Merger

On July 1, 2011, a putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Kathryn Karnell, Trustee and the Aaron and Kathryn Karnell Revocable Trust U/A Dtd 4/9/09 against Continucare, the members of the Continucare Board, individually, Metropolitan, and the merger subsidiary. Also on July 1, 2011, a second putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by

Steven L. Fuller against Continucare, the members of the Continucare Board, individually, Metropolitan, and the merger subsidiary. On July 6, 2011, a third putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Hilary Kramer against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and the merger subsidiary. On July 12, 2011, a fourth putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Jamie Suprina against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and the merger subsidiary. Each of these suits sought to enjoin the proposed transaction between Continucare and Metropolitan, as well as attorneys’ fees. The Fuller, Kramer, and Suprina suits also sought rescissory and other money damages.

On July 28, 2011, an order was granted by the Court to consolidate these actions and appoint the lead plaintiff and the lead plaintiff’s counsel.

On August 12, 2011, the defendants entered into a preliminary settlement agreement ("Memorandum of Understanding") with the lead plaintiff regarding the settlement of the actions. In connection with the Memorandum of Understanding, Continucare agreed to make certain additional disclosures to its shareholders, which are contained in Continucare's Form 8-K filed with the SEC on August 12, 2011. Subject to the completion of certain confirmatory discovery by the lead plaintiff’s counsel, the parties will enter into a definitive stipulation of settlement. The definitive stipulation of settlement will be subject to customary conditions, including consummation of the merger and court approval following notice to Continucare’s shareholders. In the event that the parties enter into a definitive stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger transaction, the merger agreement, and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that the lead plaintiff’s counsel will petition the court for an award of attorneys’ fees and expenses to be paid by Continucare. There can be no assurance that the parties will ultimately enter into a definitive stipulation of settlement or that the court will approve the settlement. In such event, the litigation would resume.

Continucare, the director defendants, and Metropolitan vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that supplemental disclosure was required under any applicable rule, statute, regulation or law. However, solely to avoid the risk of delaying or adversely affecting the merger and the related transactions and to minimize the expense of defending the lawsuits, Continucare, its directors, and Metropolitan agreed to the settlement described above.

Acquisitions

In Fiscal 2011, we acquired three operators of sleep diagnostic centers and a related entity that provides continuous positive airway pressure (CPAP) devices and supplies. The aggregate total purchase price for these acquired entities consisted of cash consideration paid of $11.2 million and future contingent cash consideration up to a maximum of $2.0 million subject to the achievement of certain future earnings targets. In April 2011, we paid $0.7 million of the $1.0 million maximum contingent cash consideration pertaining to the earnings of the acquired entities generated for the year ended December 31, 2010. As a result, the remaining maximum contingent cash consideration was $1.0 million as of June 30, 2011. The three acquired operators of sleep diagnostic centers operate a combined 58 sleep diagnostic centers in nine states.

Industry Overview

The United States health care market is large and growing. According to the Centers For Medicare and Medicaid Services (“CMS”), total outlays on health care in the United States were approximately $2.5 trillion in 2009 and were projected to reach approximately $4.6 trillion in 2020, representing an annual rate of increase of approximately 5.8%. The rate of the overall increase of health care outlays in the United States has been greater than the growth of the economy as a whole (measured by gross domestic product, or GDP). For example, in 2009 the rate of growth of total United States medical outlays was approximately 4% as compared to an approximate 2% decline in the GDP. The high growth rate of health care outlays is expected to continue. In 2009, health care outlays represented approximately 17.6% of GDP. CMS projects that this amount will increase to 19.8% of GDP by 2020. In addition, United States health care outlays have increased at a faster rate than the consumer price index. According to CMS, medical outlays in the United States were projected to grow by approximately 3.9% in 2010, as compared to actual increases of 4.0% in 2009, 4.7% in 2008 and 6.1% in 2007.

The Medicare sector of the United States health care market is also large and growing. Medicare provided health care benefits to approximately 47 million elderly and disabled Americans in 2010, or approximately 15% of the population of the United States. With the coming retirement of the “Baby Boom” generation, a significant increase in the number of Medicare beneficiaries is forecast, with the number of Medicare beneficiaries expected to rise to over 75 million, or greater than 20% of the projected population of the United States, by 2030. Medicare outlays have also grown faster than both the GDP and the consumer price index, which growth is forecast to continue. For example, annual Medicare outlays exceeded $500 billion in 2009 and are expected to grow to over $900 billion by 2020.

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

As a result of the Medicare Modernization Act’s enhanced payment rates and other provisions designed to expand Medicare Advantage offerings and make them more attractive to plan sponsors and beneficiaries, enrollment in Medicare Advantage programs has increased since December 2003 from approximately 5.3 million participants, or approximately 13% of the Medicare-eligible population, to approximately 11.9 million participants, or approximately 25% of the Medicare-eligible population, as of June 2011. The number of participating private health plans also increased dramatically during this period going from 155 plans in November 2003 to 555 plans in June 2011.

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

Our Market and Business Strategy

The population of Florida was approximately 18.8 million in 2010, and approximately 29% of those residents were located in Miami-Dade, Broward and Hillsborough Counties. As of June 2011, approximately 1.1 million residents of Florida were enrolled in Medicare Advantage plans out of a Medicare-eligible population of approximately 3.4 million. The three primary HMOs with which we are affiliated account for approximately 44% of Medicare Advantage participants in the markets we serve.

Our strategy is to:

•	increase patient volume at our existing medical centers;

•	selectively expand our network of medical centers;

•	further develop our IPA management activities; and

•	selectively expand our operations into other areas in which we believe we can leverage our expertise in order to establish additional sources of revenue.

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

Selectively Expanding Our Network

We may seek to add additional medical centers or other medical facilities to our network either through acquisition or start up, although no assurance can be given of our ability to establish or acquire any additional locations. To date, we have focused on Miami-Dade, Broward and Hillsborough Counties, Florida. We expect we will identify and select acquisition candidates based in large part on the following broad criteria:

•	quality of medical professionals and other staff;

•	history of profitable operations or a predictable synergy such as opportunities for economies of scale through a consolidation of management functions;

•	competitive environment; and

•	geographic proximity to our current operations.

Developing Our IPA Management Activities

We currently provide management services to a network of IPAs. We enhance the operations of our IPA physician practices by providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPA practices to further assist with their operations. We believe that we can leverage our skill at providing medical management services to IPA practices to a larger group of IPA practices and will seek to selectively add new IPA practices to enhance our IPA management activities. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our network.

Selectively Expanding Our Operations Into Other Areas

We are actively exploring expansion of our operations into other areas in which we believe we can leverage our expertise in order to establish additional sources of revenue. As part of this strategy, in Fiscal 2010 we acquired two operators of sleep diagnostic centers and in Fiscal 2011 we acquired three operators of sleep diagnostic centers and a related entity that provides continuous positive airway pressure (CPAP) devices and supplies. Through Seredor Corporation, we operate and manage sleep diagnostic centers at over 70 locations in 15 states. The centers conduct sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of the condition. The most common sleep disorder, obstructive sleep apnea (or OSA), is a serious, though often undiagnosed health condition that afflicts more than 18 million adults in the United States. OSA sufferers stop breathing repeatedly during sleep in intervals that may last 10 seconds to a minute or longer. Key symptoms of OSA include daytime sleepiness, loud snoring, gasping or choking during sleep, and depression and irritability. OSA increases the risk of hypertension, heart disease, mood and memory problems. It also increases the risks of automobile crashes and other accidents. The clinical staff at the centers are expertly trained in sleep disorders and work with physicians, neurologists, respiratory therapists, and clinicians utilizing state-of-the-art equipment to effectively diagnose and treat patients.

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

Our IPAs

We provide management assistance to IPAs. Our services include providing assistance with medical utilization management, pharmacy management and specialist network development. Additionally, we provide financial reports for our IPAs to further assist with their practices. These services currently relate primarily to those patients served by the IPAs who are enrolled in health plans primarily offered by Humana and Vista. As of June 30, 2011, these IPAs provided services to over 4,000 patients.

Effective January 1, 2006, we entered into an Independent Practice Association Participation Agreement (the “Risk IPA Agreement”) with Humana under which we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to certain IPAs practicing in Miami-Dade, Broward and Palm Beach Counties, Florida. Under the Risk IPA Agreement, we receive a capitation fee established as a percentage of the premium that the health plan receives for those members who have selected the IPAs as their primary care physicians and assume responsibilities for the cost of substantially all medical services provided to these members, even those we do not provide directly. Effective January 1, 2008, we entered into an agreement with Vista under which we agreed to assume certain management responsibilities on a limited risk basis for Vista’s Medicare members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida. Our IPAs practice primary care medicine on an outpatient basis in facilities similar to our medical centers. Our IPA physicians typically earn a capitated fee for the services they provide and may be entitled to obtain bonus distributions if they operate their practice in accordance with their negotiated contract.

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

The premiums our HMO affiliates receive from CMS for their Medicare Prescription Drug Plans are subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues as estimated in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustments, and a portion of each such HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with these HMOs are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. During Fiscal 2011, 2010 and 2009, our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by approximately $0.2 million, $0.4 million and $0.2 million, respectively.

Our HMO Affiliates

We currently have managed care agreements with several HMOs. Our most significant HMO affiliates are Humana, Vista and Wellcare. Under our risk agreements with Humana, Vista and Wellcare, we receive for our services capitated monthly payments per patient at a rate established by the respective contract. In return, we assume full financial responsibility for the provision of all necessary medical care to our patients, even services we do not provide directly. In Fiscal 2011, we generated approximately 69%, 19% and 5% of our revenue from contracts with Humana, Vista and Wellcare, respectively. We continually review and attempt to renegotiate the terms of our managed care agreements in an effort to obtain more favorable terms. We may selectively add new HMO affiliations, but we can provide no assurance that we will be successful in doing so. The loss of significant HMO contracts and/or the failure to regain or retain such HMO’s patients or the related revenues without entering into new HMO affiliations could have a material adverse effect on our business, results of operations and financial condition.

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

The term of the Humana PPMP Agreement extends through July 31, 2014, unless terminated earlier for cause, and, thereafter, the Humana PPMP Agreement renews for subsequent three-year terms unless either party provides 90-days written notice of its intent not to renew. The IDS Agreement extends through April 1, 2014 with automatic subsequent three-year renewal terms unless either party provides 180-days written notice of its intent not to renew. Each of these agreements provide Humana the right to immediately terminate the agreement, and/or any individual physician credentialed under the agreements, upon written notice, (i) if we and/or any of our physician’s continued participation in the relevant agreement may affect adversely the health, safety or welfare of any Humana member; (ii) if we and/or any of our physician’s continued participation in the relevant agreement may bring Humana or its health care networks into disrepute; (iii) in the event of one of our doctor’s death or incompetence; (iv) if any of our physicians fail to meet Humana’s credentialing criteria; (v) in accordance with Humana’s policies and procedures, (vi) if we engage in or acquiesce to any act of bankruptcy, receivership or reorganization; or (vii) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). We and Humana may also each terminate these agreements upon 90 days’ prior written notice (with an opportunity to cure, if possible) in the event of the other’s material breach of the relevant agreement.

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

The third agreement we have with Humana is the Risk IPA Agreement. Under the Risk IPA Agreement, we agreed to assume certain management responsibilities on a risk basis for Humana’s Medicare and Medicaid members assigned to selected primary care physicians in Miami-Dade, Broward and Palm Beach Counties, Florida in return for a capitated fee per patient. The capitated fee is based on a percentage of the premium that Humana receives with respect to that patient.

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

One of our two primary agreements with Vista expires on June 30, 2012 and the other expires on September 1, 2012 and each will automatically renew for successive one year periods unless either party provides the other with 60-days notice of its intent to terminate such agreement. Vista may terminate either of these agreements with us immediately if we materially breach the relevant agreement, provided that we are given an opportunity to cure such breach, and if we experience certain events of bankruptcy or insolvency. In addition, each of these agreements permits Vista to immediately terminate the agreement if Vista determines, in its sole reasonable discretion, that (i) our actions or inactions or those of our health care professionals are causing or may cause imminent danger to the health, safety or welfare of any Vista member; (ii) our or our health care professionals’ licenses, DEA registrations, hospital staff privileges, rights to participate in the Medicare or Medicaid program or other accreditations are restricted, suspended or revoked or if any of our health care professionals voluntarily relinquish any of those credentials and we do not promptly terminate that professional; (iii) our health care professionals’ ability to practice medicine is effectively impaired by an action of the Board of

Medicine or other governmental agency; (iv) we are convicted of a criminal offense related to our involvement in Medicaid, Medicare or social service programs under Title XX of the Social Security Act; or (v) we or our medical professionals engaged in any other behavior or activity that could be hazardous or injurious to any Vista member.

Effective January 1, 2008, we entered into an agreement with Vista under which we agreed to assume certain management responsibilities on a limited risk basis for Vista’s Medicare members assigned to certain IPAs practicing in Miami-Dade and Broward Counties, Florida.

Wellcare

We are a party to two agreements with Wellcare under which we provide or arrange for the provision of medical services to each member of Wellcare’s Medicare plans who selects one of our physicians as his or her primary care physician. One of these agreements, the Physician Provider Agreement, is a risk arrangement under which we receive for our services a capitated fee with respect to the patients assigned to us. The capitated fee is a percentage of the premium that Wellcare receives with respect to those patients. This agreement has a one-year term and automatic subsequent one-year renewal terms, subject to certain termination provisions stipulated in the agreement. Under the risk arrangement we assume financial responsibility for the provision of all necessary medical care to our patients. Our other agreement with Wellcare, which is also a risk arrangement for Wellcare’s Medicare members, expires November 1, 2011 with automatic subsequent one year renewal terms unless either party provides the other with 90-days notice of its intent to terminate.

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

Federal “Fraud and Abuse” Laws and Regulations. The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under federal health care programs, including without limitation, the Medicare and Medicaid programs. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from government health care programs and forfeiture of amounts collected in violation of such laws. The scope of prohibited payments under the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. The Anti-Kickback Law provides for certain safe harbors to its prohibitions, however, failure to meet a safe harbor does not necessarily mean that an arrangement violates the Anti-Kickback Law. Rather, each arrangement must be analyzed based on its specific facts and the intent of the parties.

State Fraud and Abuse Laws and Regulations. Various states also have anti-kickback laws applicable to licensed health care professionals and other providers and, in some instances, applicable to any person engaged in the proscribed conduct. For example, the Florida “Patient Brokering Act” imposes criminal penalties for offering, soliciting, receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engaging in any split-fee arrangement, in any form whatsoever, in return for the referral of patients or patronage from a health care provider or health care facility or in return for the acceptance or acknowledgement of treatment from a health care provider or health care facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician, a practice commonly known as “fee splitting.” The applicability of such laws is dependent upon the particular state in which we conduct business.

Federal Restrictions on Physician Referrals. Federal laws and regulations also restrict physician referrals to health care entities with which such physicians have financial relationships (commonly referred to as the “Stark Law”). Specifically, the Stark Law prohibits a physician, or an immediate family member, who has a financial relationship with a health care entity, from referring Medicare or Medicaid patients with limited exceptions, to that entity for the following “designated health services”: clinical laboratory services, physical therapy services, occupational therapy services, speech-language pathology services, radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services, speech-language pathology services, durable medical equipment and supplies, radiation therapy services and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, a health care entity. The Stark Law also prohibits a health care entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient as a result of the prohibited referral. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from participation in the Medicare and Medicaid programs.

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

Corporate Practice of Medicine Doctrine. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state and are subject to interpretation by the courts and regulatory agencies. Florida, the state in which we primarily operate our clinics, does not have a prohibition against the corporate practice of medicine. Our operations in other states are primarily facility-based and not subject to these types of restrictions.

Clinic and Facility Regulation and Licensure. Each state has its own laws regarding the regulation and licensure of clinics and facilities. For example, the Florida Agency for Health Care Administration (“AHCA”) requires us to license each of our medical centers and sleep study laboratories. Each medical center must renew its health care clinic licensure bi-annually. Further, the Florida Health Care Clinic Act requires that clinics have a medical director and prohibits such medical director or any physician affiliated with the medical director's group practice from making referrals to the clinic if the clinic provides certain health care services, such as magnetic resonance imaging, static radiographs, computed tomography, or positron emission tomography. Violation of this prohibition against medical director referrals is a third degree felony. Each state has different requirements and regulations.

Limitations on Contractual Joint Ventures. The Office of Inspector General (“OIG”) has issued various Special Advisory Bulletins raising concerns throughout the healthcare industry about the legality of a variety of provider joint ventures. The suspect arrangements involve a healthcare provider expanding into a related service line by contracting with an existing provider of that service to serve the providers existing patient population. In the OIG’s view, the provider’s share of the profits of the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients and thus may violate the federal Anti-kickback Statute.

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

Sanctioned Parties. The Balanced Budget Act of 1997 (“BBA”) includes provisions that allow for the temporary or permanent exclusion from participation in Medicare or any state health care program of any individual or entity who or which has been convicted of a health care related crime as well as other specified offenses. The BBA also provides for fines against any person that arranges or contracts with an excluded person for the provision of items or services.

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

Employees

At June 30, 2011, we employed or contracted with approximately 870 individuals of whom approximately 67 are physicians in our medical centers.

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

We derive substantially all of our revenues under our managed care agreements with three HMOs, Humana, Vista and Wellcare. In Fiscal 2011, we generated approximately 69%, 19% and 5% of our revenues from contracts with Humana, Vista and Wellcare, respectively. These agreements have terms ranging from one to three years, with automatic renewal terms unless a party provides prior notice of its intention not to renew. These agreements also provide the HMOs with the right to terminate an agreement prior to the expiration of the term upon the occurrence of specified events. Accordingly, there is no assurance that these agreements will remain in effect. The loss of our managed care agreements with these HMOs, particularly Humana or Vista or significant reductions in payments to us under these contracts could have a material adverse effect on our business, financial condition and results of operations.

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

A failure to accurately estimate incurred but not reported medical benefits expense will affect our profitability.

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

One of our directors, Dr. Phillip Frost, and entities affiliated with him, beneficially owned approximately 43% of our outstanding common stock as of August 31, 2011. Based on the significant beneficial ownership of our common stock by Dr. Frost, other shareholders have limited ability to influence corporate actions requiring shareholder approval, including the election of directors. Dr. Frost may exert significant influence over any actions requiring shareholder approval. This influence may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal that Dr. Frost favors or to wage a proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.

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

Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $85.9 million, which represented approximately 48% of our total assets at June 30, 2011. The most significant component of our intangible assets consists of intangible assets recorded as a result of the acquisition of the MDHC Companies in October 2006, which increased goodwill by approximately $58.9 million and other intangible assets by approximately $8.7 million.

We are required to review our intangible assets, including our goodwill, for impairment on an annual basis or more frequently if certain indicators of impairment arise. The goodwill impairment test is performed annually for each of our two reporting units: Provider Services and Sleep Services. Should we determine that an indicator of impairment has occurred, we would be required to perform an additional impairment test. Indicators of impairment include, among other things:

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

Risks Related to the Merger

There can be no assurance that the merger will be consummated. The pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on Continucare’s stock price, business, financial condition, results of operations or prospects.

The merger is subject to a number of conditions to closing including, (i) the absence of legal prohibitions on the consummation of the merger; (ii) Metropolitan’s consummation on the terms and conditions set forth, and receipt of an aggregate amount of $355 million from the debt financing described in the debt commitment letter from General Electric Capital Corporation, referred to as “the debt commitment party”, which financing is subject to the satisfaction of a number of closing conditions set forth in the debt commitment letter; (iii) the authorization for listing on the NYSE Amex, subject to official notice of issuance, of the shares of Metropolitan common stock to be issued in the merger; (iv) the absence of any stop order on Metropolitan’s Form S-4 registering the shares of Metropolitan common stock to be issued in the merger by the SEC, and proceedings of the SEC seeking a stop order, suspending the effectiveness of such registration statement; (v) the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the merger agreement; and (vi) Continucare’s satisfaction of the minimum cash condition. If the closing conditions set forth in the merger agreement are not met or waived, the companies will not be able to complete the merger.

If the merger agreement is terminated in certain circumstances, Continucare or Metropolitan may be required to pay the other a termination fee of up to $12 million, as well as to reimburse the other party for up to $1.5 million of its out-of-pocket costs and expenses incurred in connection with the merger agreement, but would, in general, have no further obligations to the other party, even if the merger agreement is terminated as a result of an intentional breach by a party.

Further, the pendency of the merger could disrupt Continucare’s businesses, in any of the following ways, among others:

•

Continucare employees may experience uncertainty about their future roles with the combined company, which might adversely affect the combined companies ability to retain and hire key managers and other employees; and

•

the attention of management of Continucare may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of their respective companies.

Continucare may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement.

For the foregoing reasons, there can be no assurance that the pendency of the merger, or the failure of the merger to be consummated, will not have an adverse effect on Continucare’s stock price, business, financial condition, results of operations or prospectus.

The price of Metropolitan common stock might decline before the completion of the merger, which would decrease the value of the merger consideration to be received by Continucare shareholders in the merger.

Upon completion of the merger, Continucare shareholders will be entitled to receive for each share of Continucare common stock that they own, $6.25 in cash and 0.0414 of a share of Metropolitan common stock. The exchange ratio will not be adjusted to reflect stock price changes prior to the completion of the merger. Because the market price of Metropolitan common stock at the time the merger is completed may vary significantly from the market price on the date of the merger agreement, the market value of the merger consideration received by Continucare shareholders in the merger may be lower than the market value of the merger consideration at the date of the merger agreement. On June 24, 2011, the last full trading day prior to the public announcement of the proposed merger, Metropolitan common stock closed at $4.88 per share as reported on the NYSE Amex.

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of Metropolitan’s businesses, including financing Metropolitan must undertake in connection with the merger.

In connection with the merger, Metropolitan obtained the debt commitment letter from the debt commitment party in an aggregate amount of $355 million. These funds, in addition to existing cash balances, will be sufficient to finance the cash consideration to Continucare shareholders in the merger and to refinance certain existing Metropolitan debt. Subject to certain conditions, Metropolitan expects to have in place approximately $355 million of long-term financing, of which approximately $330 million is expected to be outstanding at the time of consummation of the merger. Metropolitan may not be able to complete the planned financing of the merger on the terms and the timetable that Metropolitan and Continucare anticipate. If Metropolitan were unable to complete these financings, Metropolitan would likely be unable to consummate the merger.

There may be a long delay between Continucare receiving the necessary shareholder approval for the merger and the closing of the merger, during which time Continucare will lose the ability to consider and pursue alternative acquisition proposals, which might otherwise be superior to the merger.

Following the Continucare special meeting held on August 22, 2011, the merger agreement prohibits Continucare from taking any actions to review, consider or recommend any alternative acquisition proposals, including those that could be superior to Continucare’s shareholders when compared to the merger. Given the delay between the shareholder approval and closing, the time during which Continucare could be prevented from reviewing, considering or recommending such proposals could be significant.

If the merger is not consummated on or before November 1, 2011, either Continucare or Metropolitan may choose not to proceed with the merger.

Either Continucare or Metropolitan may terminate the merger agreement if the merger has not been completed on or before November 1, 2011, unless the failure of the merger to be completed on or before November 1, 2011 has resulted from the failure of the party seeking to terminate the merger agreement to fulfill in all material respects all of its obligations under merger agreement.

Continucare shareholders will have a significantly reduced ownership and voting interest after the merger and will exercise less influence over the management and policies of Metropolitan than they do over Continucare.

Continucare shareholders currently have the right to vote in the election of the Continucare Board and on other matters affecting Continucare. When the merger occurs, each Continucare shareholder that receives shares of Metropolitan common stock will become a shareholder of Metropolitan with a percentage ownership of the combined company that is much smaller than the shareholder’s percentage ownership of Continucare. It is expected that the former shareholders of Continucare as a group will own approximately 5.8% of the outstanding shares of Metropolitan immediately after the merger, based on the number of shares of Metropolitan and Continucare common stock issued and outstanding as of June 30, 2011. Because of this, Continucare shareholders will have less influence over the management and policies of Metropolitan than they now have over the management and policies of Continucare.

The rights of Continucare shareholders will change when they become shareholders of Metropolitan upon completion of the merger.

Upon completion of the merger, Continucare shareholders will become Metropolitan shareholders. There are numerous differences between the rights of a shareholder of Continucare and the rights of a shareholder of Metropolitan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 9,800 square feet of corporate office space in Miami, Florida under a lease expiring in January 2015 with average annual lease payments of approximately $0.2 million.

Of the 18 medical centers that we operated as of June 30, 2011 located in Miami-Dade, Broward and Hillsborough Counties, Florida, five are leased from independent landlords, one is leased from a landlord affiliated with certain of the principal owners of the MDHC Companies, and ten are leased from Humana. The leases with Humana are tied to our managed care arrangement. We also own a facility in Hialeah, Florida, comprising approximately 49,000 square feet of medical office and administrative space and a 7,000 square foot medical facility in Homestead, Florida.

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

In addition we were involved in litigation regarding our merger with Metropolitan, which is described under “Business – Merger Transaction – Litigation Related to the Merger.”

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) on November 1, 2010 under the symbol

“CNU.” Before that, our common stock traded on NYSE Amex under the same symbol. The following table sets forth the high and low sale prices of our common stock as reported on the appropriate exchange for each of the quarters indicated.

	HIGH	LOW
Fiscal Year 2011:
Quarter Ended June 30, 2011	$6.32	$4.13
Quarter Ended March 31, 2011	5.80	3.76
Quarter Ended December 31, 2010	5.09	3.85
Quarter Ended September 30, 2010	4.24	3.25

Fiscal Year 2010
Quarter Ended June 30, 2010	$4.25	$3.28
Quarter Ended March 31, 2010	5.25	3.66
Quarter Ended December 31, 2009	4.50	2.57
Quarter Ended September 30, 2009	3.29	2.31

As of the close of business on August 31, 2011, there were approximately 91 record holders of our common stock. We have not declared or paid dividends on our common stock and do not contemplate declaring or paying dividends in the foreseeable future. In addition, the Merger Agreement prohibits us from paying dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2011, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	6,690,084	$2.79	3,190,917
Equity compensation plans not approved by stockholders	—	—	—

	6,690,084		3,190,917

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on Continucare’s common stock against the cumulative total return of the NYSE Amex Composite Index, the NYSE Composite Index, and the NASDAQ Health Services Index for the period from June 30, 2006 to June 30, 2011, based on a $100 investment. We added the NYSE Composite Index for comparative purposes because our stock began trading on the NYSE on November 1, 2010.

	Cumulative Total Return
	6/06	6/07	6/08	6/09	6/10	6/11
Continucare Corporation	100.00	104.75	78.98	78.98	113.56	209.49
NYSE Amex Composite	100.00	125.36	124.63	92.01	108.97	146.13
NASDAQ Health Services	100.00	116.30	91.21	74.38	83.58	99.77
NYSE Composite	100.00	123.47	110.83	77.89	87.34	111.18

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. The stock repurchase program was originally approved by the Board of Directors in February 2005. There is no expiration date specified for this program. During the three months ended June 30, 2011, we did not repurchase any shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is our selected historical consolidated financial data as of and for Fiscal 2011, 2010, 2009, 2008 and 2007 that has been derived from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended June 30,
	2011	2010	2009	2008	2007
Revenue	$333,458,208	$310,791,463	$281,270,360	$254,440,048	$217,146,287
Operating expenses:
Medical services:
Medical claims	216,226,209	208,857,229	199,167,856	181,097,183	161,153,828
Other direct costs	38,892,426	31,484,513	28,456,121	26,942,472	22,919,746

Total medical services	255,118,635	240,341,742	227,623,977	208,039,655	184,073,574
Administrative payroll and employee benefits	16,297,890	16,308,854	12,655,975	12,119,139	9,192,670
General and administrative	22,140,000	18,021,123	16,261,750	16,413,801	13,990,439
Merger transaction expenses	2,487,939	—	—	—	—

Total operating expenses	296,044,464	274,671,719	256,541,702	236,572,595	207,256,683

Income from operations	37,413,744	36,119,744	24,728,658	17,867,453	9,889,604
Interest income (expense), net	199,523	(50,084)	152,784	534,928	306,446

Income before income tax provision	37,613,267	36,069,660	24,881,442	18,402,381	10,196,050
Income tax provision	13,701,318	13,893,353	9,600,321	7,132,727	3,892,605

Net income	$23,911,949	$22,176,307	$15,281,121	$11,269,654	$6,303,445

Net income per common share:
Basic	$.39	$.37	$.25	$.16	$.10

Diluted	$.38	$.36	$.24	$.16	$.10

CONSOLIDATED BALANCE SHEET DATA:

	As of June 30,
	2011	2010	2009	2008	2007
Total assets	$180,905,008	$153,865,592	$125,303,386	$118,490,304	$116,937,548
Long-term obligations, including current portion	$323,481	$326,309	$204,985	$196,379	$331,319

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. We are primarily a provider of primary care physician services. Through our network of 18 medical centers, we provide primary care medical services on an outpatient basis. We also provide practice management services to IPAs. All of our medical centers and IPAs are located in Miami-Dade, Broward, Hillsborough and Palm Beach Counties, Florida. As of June 30, 2011, we provided services to or for approximately 27,100 patients on a risk basis and approximately 9,800 patients on a limited or non-risk basis. Additionally, during Fiscal 2011 we also provided services to over 6,000 patients on a non-risk fee-for-service basis. In Fiscal 2011, approximately 87% and 7% of our revenue was generated by providing services to Medicare-eligible and Medicaid-eligible members, respectively, under risk agreements that require us to assume responsibility to provide and pay for all of our patients’ medical needs in exchange for a capitated fee, typically a percentage of the premium received by an HMO from various payor sources.

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

Merger Transaction

On June 26, 2011, Continucare entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metropolitan Health Networks, Inc. (“Metropolitan”) and Cab Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of Metropolitan (“Merger Subsidiary”), providing for the merger of Continucare with Merger Subsidiary. Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the respective parties, Merger Subsidiary will be merged with and into Continucare (the “Merger”), with Continucare surviving the Merger as a wholly owned subsidiary of Metropolitan.

On August 22, 2011, at a Special Meeting of Shareholders, the Merger Agreement and the transactions contemplated thereby were approved by Continucare stockholders. Assuming all conditions to closing are met, Continucare and Metropolitan expect to close the acquisition on or about the end of September 2011. There can be no assurance that the acquisition will close.

At the effective time of the Merger, each share of Continucare common stock outstanding immediately prior to the effective time (other than shares owned by Continucare, Metropolitan, or shareholders who have properly demanded and perfected appraisal rights under Florida law) will be converted into the right to receive $6.25 in cash, without interest, and 0.0414 of a share of Metropolitan common stock (the “Merger Consideration”). No fractional shares of Metropolitan common stock will be issued in the Merger, and Continucare’s stockholders will receive cash in lieu of fractional shares, if any, of Metropolitan common stock. Each share of Metropolitan common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger. Upon completion of the transaction, Continucare stockholders will own approximately 5.8% of Metropolitan’s outstanding common stock.

At the effective time of the Merger, each issued and outstanding option to purchase Continucare common stock will become fully vested and be cancelled in exchange for the right to receive an amount of cash equal to $6.45 less the per share exercise price of the option, subject to withholding taxes.

The value of the equity consideration portion of the Merger Consideration is subject to change based upon changes in the market price of Metropolitan’s common stock prior to closing. The total value of the transaction is approximately $416 million, excluding transaction and financing fees.

Acquisitions

In August 2010 and September 2010, we acquired three operators of sleep diagnostic centers and a related entity that provides continuous positive airway pressure (CPAP) devices and supplies. The three acquired operators of sleep diagnostic centers operate a combined 58 sleep diagnostic centers in nine states. The aggregate total purchase price for these acquired entities consisted of cash consideration paid of $11.2 million and future contingent cash consideration up to a maximum of $2.0 million subject to the achievement of certain future earnings targets. We accrued $1.5 million of the contingent cash consideration based on a preliminary fair value estimate on the acquisition date, which was determined using significant unobservable inputs (Level 3) in a probability-weighted income approach, discounted to present value using a weighted-average cost of capital. In April 2011, we paid $0.7 million of the contingent cash consideration resulting in a remaining maximum contingent cash consideration of $1.0 million and a decrease in the accrued liability to $0.8 million. During the three-month period ended June 30, 2011, we re-measured the estimated fair value of the contingent cash consideration and based on changes in future earnings estimates of the acquired entities, we recorded an adjustment to reduce the related accrued liability by $0.6 million to $0.2 million as of June 30, 2011 and increase income from operations by $0.6 million. We will re-measure the estimated fair value of the contingent cash consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the condensed consolidated statements of income during the period of adjustment. The revenues, expenses and results of operations of the acquired companies have been included in our condensed consolidated statements of income from the dates of acquisition.

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

In addition, the premiums our HMO affiliates receive from the Centers for Medicare and Medicaid Services (“CMS”) for their Medicare Prescription Drug Plans is subject to periodic adjustment, positive or negative, based upon the application of risk corridors that compare their plans’ revenues targeted in their bids to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMOs or require the HMOs to refund to CMS a portion of the payments they received. Our contracted HMO affiliates estimate and periodically adjust premium revenues related to the risk corridor payment adjustment, and a portion of the HMO’s estimated premium revenue adjustment is allocated to us. As a result, the revenues recognized under our risk arrangements with our HMO affiliates are net of the portion of the estimated risk corridor adjustment allocated to us. The portion of any such risk corridor adjustment that the HMOs allocate to us may not directly correlate to the historical utilization patterns of our patients or the costs that we may incur in future periods. Our HMO affiliates allocated to us adjustments related to their risk corridor payments which had the effect of reducing our operating income by $0.2 million, $0.4 million and $0.2 million during Fiscal 2011, 2010 and 2009, respectively.

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

Revenue Recognition

Under our risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. In addition, the premiums paid to the HMOs are subject to periodic adjustment based on CMS’s risk corridor adjustment methodology related to the Medicare Prescription Drug Plan. We record adjustments to revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or the applicable government body and it is determined that the collectibility of such adjustments is reasonably assured or the likelihood of repayment is probable. The net effect of these premium adjustments included in revenue were favorable retroactive Medicare adjustments of $0.1 million, $0.4 million and $0.9 million for Fiscal 2011, 2010 and 2009, respectively.

Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2011 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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

As medical claims are settled, actual amounts paid for claims incurred in prior periods vary from previously estimated liabilities. During Fiscal 2011, amounts paid related to claims incurred in prior fiscal years were $1.1 million lower than the related liability for IBNR recorded as of June 30, 2010 resulting in a corresponding favorable adjustment to medical claims expense in Fiscal 2011. The favorable adjustment represents 0.5% of medical claims expense recorded in Fiscal 2011.

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

Based on our analysis as of June 30, 2011, we recorded a liability of $23.9 million for IBNR which was relatively unchanged from the liability of $23.4 million recorded as of June 30, 2010. The liability of $23.4 million recorded as of June 30, 2010 was relatively unchanged from the liability of $23.7 million recorded as of June 30, 2009.

Consideration of Impairment Related to Goodwill and Other Intangible Assets

Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $85.9 million, which represented approximately 48% of our total assets at June 30, 2011. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the acquisition of the MDHC Companies. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million, resulting in goodwill totaling $58.9 million.

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

The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. We have determined that we have two reporting units: Provider Services and Sleep Services. Our goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, or book value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed our annual impairment test as of May 1, 2011, and determined that no impairment existed. In addition, no indicators of impairment were noted and accordingly, no impairment charges were required at June 30, 2011. Should we later determine that an indicator of impairment exists, we would be required to perform an additional impairment test.

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

As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred income tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred income tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of income tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period. At June 30, 2011, we had deferred income tax liabilities in excess of deferred income tax assets of approximately $4.3 million.

Stock-Based Payment

We recognize compensation costs in our financial statements related to our stock-based payment transactions over the period services are rendered according to the fair value of the stock-based awards issued.

We have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. Using this model we calculated the fair value for employee stock options granted during Fiscal 2011 and 2010 based on the following assumptions: risk-free interest rate ranging from 0.63% to 2.58% and 0.73% to 3.05%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 59.4% and 60.4%, respectively, and weighted-average expected life of the options ranging from 2 to 7 years depending on the vesting provisions of each option. The fair value for employee stock options granted during Fiscal 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 0.66% to 3.19%; dividend yield of 0%; volatility factor of the expected market price of our common stock of 58.6%; and weighted-average expected life of the option ranging from 2 to 7 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.

We recognized share-based compensation cost of $1.8 million, $1.4 million and $1.2 million, respectively, for Fiscal 2011, 2010 and 2009. For Fiscal 2011, 2010 and 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.2 million, $1.4 million and $0.1 million, respectively. As of June 30, 2011, there was $1.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 2 years.

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

Results of Operations

The following table sets forth, for the periods indicated, selected operating data as a percentage of total revenue.

	Year ended June 30,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Medical services:
Medical claims	64.8	67.2	70.8
Other direct costs	11.7	10.1	10.1

Total medical services	76.5	77.3	80.9
Administrative payroll and employee benefits	4.9	5.3	4.5
General and administrative	6.6	5.8	5.8
Merger transaction expenses	0.8	—	—

Total operating expenses	88.8	88.4	91.2

Income from operations	11.2	11.6	8.8
Interest income (expense), net	0.1	—	—

Income before income tax provision	11.3	11.6	8.8
Income tax provision	4.1	4.5	3.4

Net income	7.2%	7.1%	5.4%

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2011 TO FISCAL YEAR ENDED JUNE 30, 2010

Revenue

Revenue increased by $22.7 million, or 7.3%, to $333.5 million for Fiscal 2011 from $310.8 million for Fiscal 2010 due primarily to increases in our Medicare revenue and in our revenue related to the operations of the sleep diagnostic centers.

The most significant component of our revenue is the revenue we generate from Medicare patients under risk arrangements which increased by $11.1 million, or 4.0%, during Fiscal 2011. During Fiscal 2011, revenue generated by our Medicare risk arrangements increased approximately 5.1% on a per patient per month basis and Medicare patient months decreased by approximately 1.1% over Fiscal 2010. The increase in the per member per month Medicare revenue was primarily due to an increase in premiums resulting from the Medicare risk adjustment program.

Effective January 1, 2011, the capitation payments we receive under our percentage of premium arrangements with our HMO affiliates for our Medicare Advantage patients decreased by approximately 2% before taking into account any premium adjustments resulting from changes in Medicare risk adjustment scores. After taking into account our premium adjustments resulting from changes in Medicare risk adjustment scores, revenue generated by our Medicare risk arrangements increased approximately 5.1% on a per patient per month basis for the six-month period ended June 30, 2011.

Under the Medicare risk adjustment program, the health status and demographic factors of Medicare Advantage participants are taken into account in determining premiums paid for each participant. CMS periodically recomputes the premiums to be paid to the HMOs based on the updated health status and demographic factors of the Medicare Advantage participants. In addition, the premiums paid to the HMOs for their Medicare Prescription Drug Plan are subject to periodic adjustment based upon CMS’s risk corridor adjustment methodology. The net effect of these premium adjustments included in revenue for the three-month periods ended June 30, 2011 and 2010 were favorable retroactive Medicare adjustments of $0.6 million and $0.5 million, respectively, and for Fiscal 2011 and 2010 were favorable retroactive Medicare adjustments of $0.1 million and $0.4 million, respectively. Future Medicare risk adjustments may result in reductions of revenue depending on the future health status and demographic factors of our patients as well as the application of CMS’s risk corridor methodology to the HMOs Medicare Prescription Drug Programs.

Revenue generated under contracts with Humana, Vista and Wellcare accounted for approximately 69%, 19% and 5%, respectively, of our total revenue for Fiscal 2011. Revenue generated under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 20% and 6%, respectively, of our total revenue for Fiscal 2010.

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

Medical services expenses for Fiscal 2011 increased by $14.8 million, or 6.1%, to $255.1 million from $240.3 million for Fiscal 2010. Medical claims expense, which is the largest component of medical services expense, increased by $7.3 million, or 3.5%, to $216.2 million for Fiscal 2011 from $208.9 million for Fiscal 2010 primarily due to an increase in Medicare claims expense of $6.3 million, or 3.4%. The increase in Medicare claims expense resulted from a 4.5% increase in medical claims expense on a per patient per month basis, partially offset by a 1.1% decrease in Medicare patient months. The increase in Medicare per patient per month medical claims expense is primarily attributable to enhanced benefits offered by our HMO affiliates in 2011 and inflationary trends in the health care industry.

As a percentage of revenue, medical services expenses decreased to 76.5% for Fiscal 2011 as compared to 77.3% for Fiscal 2010. Our claims loss ratio (medical claims expense as a percentage of revenue generated under risk arrangements) decreased to 68.5% for Fiscal 2011 from 68.8% for Fiscal 2010. These decreases were primarily due to an increase in Medicare revenue at a greater rate than the increase in Medicare claims expense on a per patient per month basis. HMOs, however, are under continuous competitive pressure to offer enhanced and possibly more expensive benefits to their Medicare Advantage members. The premiums CMS pays to HMOs for Medicare Advantage members are generally not increased as a result of those benefit enhancements. This could increase our claims loss ratio in future periods, which could reduce our profitability and cash flows.

Other direct costs increased by $7.4 million, or 23.5%, to $38.9 million for Fiscal 2011 from $31.5 million for Fiscal 2010. As a percentage of revenue, other direct costs increased to 11.7% for Fiscal 2011 from 10.1% for Fiscal 2010. The increase in the amount of other direct costs was primarily due to an increase in payroll expense and related benefits related to the operations of the sleep diagnostic centers that were acquired in Fiscal 2011.

Administrative payroll and employee benefits expenses remained relatively unchanged at $16.3 million for Fiscal 2011 and 2010. As a percentage of revenue, administrative payroll and employee benefits expenses decreased to 4.9% for Fiscal 2011 from 5.2% for Fiscal 2010.

General and administrative expenses increased by $4.1 million, or 22.9%, to $22.1 million for Fiscal 2011 from $18.0 million for Fiscal 2010. As a percentage of revenue, general and administrative expenses increased to 6.6% for Fiscal 2011 from 5.8% for

Fiscal 2010. The increase in general and administrative expenses was primarily due to expenses related to the operations of the sleep diagnostic centers that were acquired in Fiscal 2011.

Merger transaction expenses of $2.5 million consisted primarily of investment banking fees and legal fees incurred in Fiscal 2011 in connection with the merger transaction with Metropolitan.

Income from Operations

Income from operations for Fiscal 2011 increased by $1.3 million, or 3.6%, to $37.4 million from $36.1 million for Fiscal 2010.

Taxes

An income tax provision of $13.7 million and $13.9 million was recorded for Fiscal 2011 and 2010, respectively. The effective income tax rates were 36.4% and 38.5% for Fiscal 2011 and 2010, respectively. The decrease in the effective tax rate was primarily due to a decrease in the income tax provision of approximately $0.9 million resulting from a decrease in our liability for unrecognized tax benefits as a result of the lapse of the applicable statute of limitations.

Net Income

Net income for Fiscal 2011 increased by $1.7 million, or 7.8%, to $23.9 million from $22.2 million for Fiscal 2010.

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

Included in revenue for the three-month periods ended June 30, 2010 and 2009 were favorable retroactive Medicare adjustments related to Medicare premiums and risk corridor adjustments of $0.5 million and $0.7 million, respectively, and for Fiscal 2010 and 2009 were favorable retroactive Medicare adjustments of $0.4 million and $0.9 million, respectively.

Revenue generated under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 20% and 6%, respectively, of our total revenue for Fiscal 2010. Revenue generated under contracts with Humana, Vista and Wellcare accounted for approximately 72%, 18% and 8%, respectively, of our total revenue for Fiscal 2009.

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

Liquidity and Capital Resources

At June 30, 2011, working capital was $64.9 million, an increase of $15.4 million from $49.5 million at June 30, 2010. Cash and cash equivalents increased by $13.0 million to $50.5 million at June 30, 2011 compared to $37.5 million at June 30, 2010. The increases in working capital and cash and cash equivalents at June 30, 2011 as compared to June 30, 2010 was primarily due to net income of $23.9 million for Fiscal 2011, partially offset by net cash of $11.5 million used for the acquisition of sleep diagnostic centers. In August 2011, we collected approximately $3.6 million of Medicare premium adjustments which were included in amounts due from HMOs at June 30, 2011. At August 31, 2011, our cash and cash equivalents increased to approximately $56.8 million.

Net cash of $28.1 million was provided by operating activities during Fiscal 2011 compared to $27.0 million in Fiscal 2010 and $17.6 million in Fiscal 2009. The $1.1 million increase in cash provided by operating activities for Fiscal 2011 compared to Fiscal 2010 was primarily due to increases in net income of $1.7 million and depreciation and amortization expenses of $1.2 million and net decreases in due from HMOs of $0.9 million and excess tax benefits related to the exercise of stock options of $1.2 million, partially offset by a net decrease in accrued expenses and other current liabilities of $3.5 million. The $9.4 million increase in cash provided by operating activities for Fiscal 2010 compared to Fiscal 2009 was primarily due to an increase in net income of $6.9 million and an increase in accrued expenses and other current liabilities of $3.3 million relating primarily to incentive plan accruals.

Net cash of $15.2 million was used for investing activities in Fiscal 2011 compared to $4.3 million in Fiscal 2010 and $3.1 million in Fiscal 2009. The $10.9 million increase in net cash used for investing activities for Fiscal 2011 primarily related to an increase in cash used for the acquisition of sleep diagnostic centers. The $1.2 million increase in net cash used for investing activities for Fiscal 2010 compared to Fiscal 2009 primarily related to the net cash used of $1.5 million for the acquisition of sleep diagnostic centers.

Net cash of approximately $0.1 million was provided by financing activities in Fiscal 2011 compared to $1.0 million in Fiscal 2010 and net cash used of $10.6 million in Fiscal 2009. The $0.9 million decrease in cash provided by financing activities for Fiscal 2011 compared to Fiscal 2010 was primarily due a $1.2 million decrease in excess tax benefits related to the exercise of stock options. The $11.6 million increase in cash provided by financing activities for Fiscal 2010 compared to Fiscal 2009 was primarily due to a $10.6 million decrease in cash used for the repurchase our common stock.

In May 2011, we entered into an asset purchase agreement with an entity that provides primary care physician services on an outpatient basis in Broward County, Florida. The purchase price of $3.0 million will be paid in cash at closing, which is expected to occur during the three-month period ended December 31, 2011.

Pursuant to the terms under our managed care agreements with certain of our HMO affiliates, we posted irrevocable standby letters of credit amounting to $1.3 million to secure our payment obligations to those HMOs. We are required to maintain these letters of credit throughout the term of the managed care agreements.

In December 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.19% at June 30, 2011), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At June 30, 2011, there was no outstanding principal balance on the Credit Facility. At June 30, 2011, we had letters of credit outstanding of $1.3 million which reduced the amount available for borrowing under the Credit Facility to $8.7 million.

Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. We anticipate that any such repurchases of shares will be funded through cash from operations. We did not repurchase any shares of our common stock during Fiscal 2011. During Fiscal 2010 and 2009 we repurchased no shares and 5,419,004 shares, respectively, of our common stock for approximately $0 million and $10.6 million, respectively. As of August 31, 2011, we had repurchased a total of 11,907,004 shares of our common stock for approximately $25.0 million pursuant to this stock repurchase program.

We believe that we will be able to fund our capital commitments and our anticipated operating cash requirements for at least the next twelve months and satisfy any remaining obligations from our working capital, anticipated cash flows from operations and our Credit Facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011, and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Contractual Obligations

The following is a summary of our long-term debt, capital and operating lease obligations, and contractual obligations as of June 30, 2011:

	Payment due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations (1)	$355,592	$164,921	$179,903	$10,768	$—
Operating Lease Obligations (1)	12,118,746	3,360,551	5,093,942	3,400,060	264,193

Total	$12,474,338	$3,525,472	$5,273,845	$3,410,828	$264,193

(1)	The payments shown above for Capital Lease Obligations and Operating Lease Obligations reflect all payments due under the terms of the respective leases. See Note 4 to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K to reconcile the payments shown above to the capital lease obligations recorded in our Consolidated Balance Sheets.

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

•	Our operations are dependent on three health maintenance organizations;

•	Under our most important contracts we are responsible for the cost of medical services to our patients in return for a capitated fee;

•	Our revenues will be affected by the Medicare Risk Adjustment program;

•	If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced;

•	A failure to accurately estimate incurred but not reported medical benefits expense will affect our profitability;

•	We compete with many health care providers for patients and HMO affiliations;

•	We may not be able to successfully recruit or retain existing relationships with qualified physicians and medical professionals;

•	Our business exposes us to the risk of medical malpractice lawsuits;

•	We primarily operate in Florida;

•	A significant portion of our voting power is concentrated;

•	We are dependent on our executive officers and other key employees;

•	We depend on the management information systems of our affiliated HMOs;

•	We depend on our information processing systems;

•	Volatility of our stock price could adversely affect you;

•	A failure to successfully implement our business strategy could materially and adversely affect our operations and growth opportunities;

•	Our intangible assets represent a substantial portion of our total assets;

•	Competition for acquisition targets and acquisition financing and other factors may impede our ability to acquire other businesses and may inhibit our growth;

•	Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences;

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

•

There can be no assurance that the merger will be consummated. The pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on Continucare’s stock price, business, financial condition, results of operations or prospects;

•

The price of Metropolitan common stock might decline before the completion of the merger, which would decrease the value of the merger consideration to be received by Continucare shareholders in the merger;

•

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of Metropolitan’s businesses, including financing Metropolitan must undertake in connection with the merger;

•

There may be a long delay between Continucare receiving the necessary shareholder approval for the merger and the closing of the merger, during which time Continucare will lose the ability to consider and pursue alternative acquisition proposals, which might otherwise be superior to the merger;

•	If the merger is not consummated on or before November 1, 2011, either Continucare or Metropolitan may choose not to proceed with the merger;

•

Continucare shareholders will have a significantly reduced ownership and voting interest after the merger and will exercise less influence over the management and policies of Metropolitan than they do over Continucare; and

•	The rights of Continucare shareholders will change when they become shareholders of Metropolitan upon completion of the merger.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2011, we held cash equivalent investments in high grade, short-term securities, which are not typically subject to material market risk. At June 30, 2011, we had capital lease obligations outstanding at fixed rates. For loans with fixed interest rates, a hypothetical 10% change in interest rates would have no material impact on our future earnings and cash flows related to these instruments and would have an immaterial impact on the fair value of these instruments. Our Credit Facility has a variable interest rate and is interest rate sensitive, however, we had no amount outstanding under the Credit Facility at June 30, 2011. We have no material risk associated with foreign currency exchange rates or commodity prices.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules Rule 13a-15(f) or Rule 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has issued an attestation report on our internal control over financial reporting. Their report is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Continucare Corporation

We have audited Continucare Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Continucare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Continucare Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Continucare Corporation as of June 30, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2011 and our report dated September 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

September 7, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our Proxy Statement for our Annual Meeting of Shareholders for the fiscal year ended June 30, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3)	Exhibits

3.1	Restated Articles of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws. (2)

3.3	First Amendment to the Amended and Restated Bylaws. (3)

4.1	Form of certificate evidencing shares of Common Stock. (4)

4.2	Registration Rights Agreement, dated as of October 30, 1997, by and between Continucare Corporation and Loewenbaum & Company Incorporated. (5)

10.1	Continucare Corporation Amended and Restated 1995 Stock Option Plan.** (6)

10.2	Amended and Restated 2000 Stock Option Plan (as amended and restated on November 4, 2009). ** (7)

10.3	Form of Stock Option Agreement.**(8)

10.4	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998. (9)

10.5	Amended and Restated Primary Care Provider Services dated November 12, 2004, by and between Vista Healthplan of South Florida, Inc., Vista Insurance Plan, Inc. and Continucare Medical Management, Inc. (10)

10.6	WCMA Loan and Security Agreement dated March 9, 2000 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation. (11)

10.7	Letter Agreement dated March 18, 2005 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation. (12)

10.8	Form of Promissory Note dated December 29, 2004. (13)

10.9	Letter Agreement between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. regarding amendment and extension of Credit Facility. (14)

10.10	Asset Purchase Agreement, dated as of May 10, 2006, among Continucare Corporation, a Florida corporation, CNU Blue 1, Inc., a Florida corporation and a wholly-owned subsidiary of CNU, CNU Blue2, LLC, a Florida limited liability company and a wholly-owed subsidiary of Buyer, Miami Dade Health and Rehabilitation Services, Inc., a Florida corporation, Miami Dade Health Centers, Inc., a Florida corporation, West Gables Open MRI Services, Inc., a Florida corporation, Kent Management Systems, Inc., Pelu Properties, Inc., a Florida corporation, Peluca Investments, LLC, a Florida limited liability company owned by the Owners, and Miami Dade Health Centers One, Inc., a Florida corporation, MDHC Red, Inc., a Florida corporation, and each of the shareholders of each Seller identified therein. (15)

10.11	Integrated Delivery System Participation Agreement effective as of April 1, 1999 between MDHRS and Humana Medical Plan, Inc., as amended. (16)

10.12	Management Services Agreement dated as of September 1, 2004 between MDHC and Vista Healthplan, Inc., as amended. (17)

10.13	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc. (18)

10.14	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc. (19)

10.15	Amendment of Credit Facility dated September 26, 2006, between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. (20)

10.16	Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (21)

10.17	Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (22)

10.18	Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (23)

10.19	Credit Facility Agreement, dated as of December 18, 2009, among Continucare Corporation, as a Borrower, Continucare MDHC, LLC, as a Borrower, and Bank of America, N.A., as Bank. (24)

10.20	Agreement and Plan of Merger, dated as of June 26, 2011, by and among Metropolitan Health Networks, Inc., Cab Merger Sub, Inc. and Continucare Corporation.+

21.1	Subsidiaries of the Company.*

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Section 302 Certification of Chief Executive Officer. *

31.2	Section 302 Certification of Chief Financial Officer. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Documents incorporated by reference to the exhibit number indicated below to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Exhibit 3.1 to the Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 30, 1996.

(2)	Exhibit 3.1 to the Form 8-K dated September 12, 2006, filed September 13, 2006.

(3)	Exhibit 3.2 to the Form 8-K dated November 6, 2007, filed November 7, 2007.

(4)	Exhibit 4.1 to the Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 30, 1996.

(5)	Exhibit 4.2 to the Form 8-K dated October 30, 1997, filed November 13, 1997.

(6)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(7)	Exhibit 10.1 to the Form 8-K dated February 9, 2010, filed February 12, 2010.

(8)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2004.

(9)	Exhibit 10.11 to the Form 10-K for the fiscal year ended June 30, 2000.

(10)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 31, 2004.

(11)	Exhibit 4.1 to the Form 10-Q for the quarterly period ended March 31, 2000.

(12)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2005.

(13)	Exhibit 10.1 to the Form 8-K dated December 30, 2004, filed January 5, 2005.

(14)	Exhibit 10.1 to the Form 8-K dated March 8, 2006, filed on March 10, 2006.

(15)	Exhibit 10.1 to the Form 8-K dated May 10, 2006, filed on May 11, 2006.

(16)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2006.

(17)	Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2006.

(18)	Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2006.

(19)	Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2006.

(20)	Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2006.

(21)	Exhibit 10.1 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.

(22)	Exhibit 10.2 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.

(23)	Exhibit 10.3 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.

(24)	Exhibit 4.1 to the Form 8-K dated December 18, 2009, filed December 23, 2009.

(25)	Exhibit 2.1 to the Form 8-K dated June 26, 2011, filed June 27, 2011.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

***	Furnished herewith

+	Schedules to the Agreement and Plan of Merger, dated as of June 26, 2011, by and among Metropolitan Health Networks, Inc., Cab Merger Sub, Inc. and Continucare Corporation have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION

By:	/s/ Richard C. Pfenniger, Jr.
RICHARD C. PFENNIGER, JR.
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated: September 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	September 7, 2011

/s/ Fernando L. Fernandez Fernando L. Fernandez	Senior Vice President – Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	September 7, 2011

/s/ Robert J. Cresci Robert J. Cresci	Director	September 7, 2011

/s/ Neil Flanzraich Neil Flanzraich	Director	September 7, 2011

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Director	September 7, 2011

/s/ Jacob Nudel, M.D. Jacob Nudel, M.D.	Director	September 7, 2011

/s/ Marvin Sackner, M.D. Marvin Sackner, M.D.	Director	September 7, 2011

/s/ Jacqueline Simkin Jacqueline Simkin	Director	September 7, 2011

/s/ A. Marvin Strait A. Marvin Strait	Director	September 7, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Continucare Corporation

We have audited the accompanying consolidated balance sheets of Continucare Corporation as of June 30, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continucare Corporation at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Continucare Corporation's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

September 7, 2011

CONTINUCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$50,480,963	$37,542,445
Certificate of deposit	—	668,755
Due from HMOs, net of a liability for incurred but not reported medical claims expense of approximately $23,889,000 and $23,394,000 at June 30, 2011 and 2010, respectively	19,575,901	18,920,388
Prepaid expenses and other current assets	4,870,628	2,631,136
Deferred income tax assets	642,844	140,057

Total current assets	75,570,336	59,902,781
Property and equipment, net	16,084,193	12,728,184
Goodwill	79,625,601	73,994,444
Intangible assets, net of accumulated amortization of approximately $6,602,000 and $4,705,000 at June 30, 2011 and 2010, respectively	6,307,565	4,296,507
Deferred income tax assets	3,178,884	2,830,929
Other assets, net	138,429	112,747

Total assets	$180,905,008	$153,865,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,754,938	$810,376
Accrued expenses and other current liabilities	8,608,832	9,041,162
Income taxes payable	262,261	590,673

Total current liabilities	10,626,031	10,442,211
Deferred income tax liabilities	8,078,793	7,145,507
Other liabilities	183,382	249,248

Total liabilities	18,888,206	17,836,966
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 60,663,266 shares issued and outstanding at June 30, 2011 and 60,504,012 shares issued and outstanding at June 30, 2010	6,066	6,050
Additional paid-in capital	109,936,415	107,860,204
Accumulated earnings	52,074,321	28,162,372

Total shareholders’ equity	162,016,802	136,028,626

Total liabilities and shareholders’ equity	$180,905,008	$153,865,592

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2011	2010	2009
Revenue	$333,458,208	$310,791,463	$281,270,360
Operating expenses:
Medical services:
Medical claims	216,226,209	208,857,229	199,167,856
Other direct costs	38,892,426	31,484,513	28,456,121

Total medical services	255,118,635	240,341,742	227,623,977

Administrative payroll and employee benefits	16,297,890	16,308,854	12,655,975
General and administrative	22,140,000	18,021,123	16,261,750
Merger transaction expenses	2,487,939	—	—

Total operating expenses	296,044,464	274,671,719	256,541,702

Income from operations	37,413,744	36,119,744	24,728,658
Interest income (expense), net	199,523	(50,084)	152,784

Income before income tax provision	37,613,267	36,069,660	24,881,442
Income tax provision	13,701,318	13,893,353	9,600,321

Net income	$23,911,949	$22,176,307	$15,281,121

Net income per common share:
Basic	$.39	$.37	$.25

Diluted	$.38	$.36	$.24

Weighted average common shares outstanding:
Basic	60,584,930	59,777,789	61,405,620

Diluted	62,439,900	61,565,397	62,488,340

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2008	64,796,303	$6,480	$114,514,853	$(9,295,056)	$105,226,277
Recognition of compensation expense related to issuance of stock options	—	—	1,163,472	—	1,163,472
Excess tax benefits related to exercise of stock options	—	—	116,593	—	116,593
Issuance of stock upon exercise of stock options	13,750	1	23,374	—	23,375
Repurchase and retirement of common stock	(5,419,004)	(542)	(10,607,773)		(10,608,315)
Net income	—	—	—	15,281,121	15,281,121

Balance at June 30, 2009	59,391,049	5,939	105,210,519	5,986,065	111,202,523
Recognition of compensation expense related to issuance of stock options	—	—	1,391,768	—	1,391,768
Excess tax benefits related to exercise of stock options	—	—	1,374,921	—	1,374,921
Issuance of stock upon exercise of stock options	1,448,220	145	1,417,176	—	1,417,321
Shares withheld in connection with exercise of stock options	(335,257)	(34)	(1,408,079)	—	(1,408,113)
Purchase of noncontrolling interest in sleep diagnostic centers	—	—	(126,101)	—	(126,101)
Net income	—	—	—	22,176,307	22,176,307

Balance at June 30, 2010	60,504,012	6,050	107,860,204	28,162,372	136,028,626
Recognition of compensation expense related to issuance of stock options	—	—	1,823,107	—	1,823,107
Excess tax benefits related to exercise of stock options	—	—	164,411	—	164,411
Issuance of stock upon exercise of stock options	255,500	26	455,174	—	455,200
Shares withheld in connection with exercise of stock options	(96,246)	(10)	(366,481)	—	(366,491)
Net income	—	—	—	23,911,949	23,911,949

Balance at June 30, 2011	60,663,266	$6,066	$109,936,415	$52,074,321	$162,016,802

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,911,949	$22,176,307	$15,281,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,134,437	2,895,621	2,303,327
Change in liability for unrecognized tax benefit	(899,357)	—	—
Gain on change in fair value of contingent consideration	(620,946)	—	—
Loss on impairment of fixed assets	—	96,000	—
Loss on disposal of fixed assets	19,821	18,668	65,760
Provision for bad debts	392,702	118,895	—
Compensation expense related to issuance of stock options	1,823,107	1,391,768	1,163,472
Excess tax benefits related to exercise of stock options	(164,411)	(1,374,921)	(116,593)
Deferred income tax expense	82,544	675,796	230,923
Changes in operating assets and liabilities:
Due from HMOs, net	(655,513)	(1,596,789)	(1,997,816)
Prepaid expenses and other current assets	(60,643)	88,596	(104,129)
Other assets, net	(8,216)	56,365	42,735
Accounts payable	676,841	137,270	249,587
Accrued expenses and other current liabilities	(229,780)	3,270,660	(33,689)
Income taxes payable	(328,412)	(984,838)	549,398

Net cash provided by operating activities	28,074,123	26,969,398	17,634,096

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	—	(10,705)	(682,948)
Proceeds from maturities of certificates of deposit	668,755	575,603	723,442
Acquisition of sleep diagnostic centers, net of cash acquired	(11,497,530)	(1,507,858)	—
Purchase of property and equipment	(4,372,181)	(3,337,260)	(3,100,935)

Net cash used in investing activities	(15,200,956)	(4,280,220)	(3,060,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital lease obligations	(187,769)	(300,584)	(115,225)
Proceeds from exercise of stock options	455,200	1,417,287	23,375
Shares withheld in connection with exercise of stock options	(366,491)	(1,408,079)	—
Excess tax benefits related to exercise of stock options	164,411	1,374,921	116,593
Purchase of noncontrolling interest in sleep diagnostic centers	—	(126,101)	—
Repurchase of common stock	—	—	(10,608,315)

Net cash provided by (used in) financing activities	65,351	957,444	(10,583,572)

Net increase in cash and cash equivalents	12,938,518	23,646,622	3,990,083
Cash and cash equivalents at beginning of fiscal year	37,542,445	13,895,823	9,905,740

Cash and cash equivalents at end of fiscal year	$50,480,963	$37,542,445	$13,895,823

CONTINUCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of equipment, furniture and fixtures with proceeds of capital lease obligations	$184,941	$228,413	$123,831

Retirement of treasury stock	$—	$—	$10,608,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$14,450,184	$13,870,000	$8,820,000

Cash paid for interest	$19,675	$19,041	$16,255

The accompanying notes are an integral part of these consolidated financial statements.

CONTINUCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

General

Continucare Corporation (“we”, “us”, “our”, “Continucare” or the “Company”), is primarily a provider of primary care physician services on an outpatient basis in Florida. We provide medical services to patients through employee physicians, advanced registered nurse practitioners and physicians’ assistants. Additionally, we provide medical management services to independent physician affiliates (“IPAs”). Also, through our subsidiary, Seredor Corporation, we operate sleep diagnostic centers in fifteen states. Substantially all of our revenue is derived from managed care agreements with three health maintenance organizations, Humana Medical Plans, Inc. (“Humana”), Vista Healthplan of South Florida, Inc. and its affiliated companies (“Vista”), and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare”) (collectively, the “HMOs”). We began operating as a public company in 1996 as the successor to a Florida corporation originally incorporated in 1986. All references to a “Fiscal” year refer to our fiscal year which ends June 30.

Merger Transaction

On June 26, 2011, Continucare entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metropolitan Health Networks, Inc. (“Metropolitan”) and Cab Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of Metropolitan (“Merger Subsidiary”), providing for the merger of Continucare with Merger Subsidiary. Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the respective parties, Merger Subsidiary will be merged with and into Continucare (the “Merger”), with Continucare surviving the Merger as a wholly owned subsidiary of Metropolitan.

On August 22, 2011, at a Special Meeting of Shareholders, the Merger Agreement and the transactions contemplated thereby were approved by Continucare stockholders. Assuming all conditions to closing are met, Continucare and Metropolitan expect to close the acquisition on or about the end of September 2011. There can be no assurance that the acquisition will close.

At the effective time of the Merger, each share of Continucare common stock outstanding immediately prior to the effective time (other than shares owned by Continucare, Metropolitan, or shareholders who have properly demanded and perfected appraisal rights under Florida law) will be converted into the right to receive $6.25 in cash, without interest, and 0.0414 of a share of Metropolitan common stock (the “Merger Consideration”). No fractional shares of Metropolitan common stock will be issued in the Merger, and Continucare’s stockholders will receive cash in lieu of fractional shares, if any, of Metropolitan common stock. Each share of Metropolitan common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger. Upon completion of the transaction, Continucare stockholders will own approximately 5.8% of Metropolitan’s outstanding common stock.

At the effective time of the Merger, each issued and outstanding option to purchase Continucare common stock will become fully vested and be cancelled in exchange for the right to receive an amount of cash equal to $6.45 less the per share exercise price of the option, subject to withholding taxes.

The value of the equity consideration portion of the Merger Consideration is subject to change based upon changes in the market price of Metropolitan’s common stock prior to closing. The total value of the transaction is approximately $416 million, excluding transaction and financing fees.

In the event that a party fails to satisfy its covenants or representations under the Merger Agreement, the agreement provides customary termination rights, and, under certain circumstances, a $12 million termination fee and up to $1.5 million of expense reimbursement. If, under certain circumstances, the Merger Agreement is terminated as a result of the Merger not being consummated on or before November 1, 2011 and if, within 12 months following the date of termination, Continucare enters into a written agreement, arrangement or understanding regarding an alternative acquisition proposal, then Continucare will be required to pay Metropolitan a termination fee of $9 million and up to $1.5 million of expense reimbursement. Upon the termination of the Merger Agreement under specified circumstances, including, among others, Metropolitan’s failure to obtain financing required to complete the acquisition, after all of the other conditions to closing have been met, Metropolitan will be required to pay Continucare a $12 million termination fee and up to $1.5 million of expense reimbursement. If, under certain circumstances, Continucare does not generate a targeted minimum cash amount of $51.7 million by November 1, 2011, the Merger Agreement may be terminated by Metropolitan and neither party will be required to pay the other party a termination fee or an expense reimbursement.

In connection with the Merger Agreement, Phillip Frost, M.D., a member of the board of directors of Continucare, and certain entities related to Dr. Frost, who in the aggregate beneficially own approximately 26 million shares of Continucare common stock, representing approximately 43% of the outstanding common stock of Continucare, in their capacities as shareholders of Continucare, executed a voting agreement with Metropolitan, dated June 26, 2011 (the “Voting Agreement”), which requires, among other things, such shareholders to vote their shares of Continucare common stock in favor of the Merger Agreement and the transactions contemplated thereby. The Voting Agreement will terminate on the earliest to occur of (i) the termination of the Merger Agreement in accordance with its terms, (ii) a written agreement of the parties to terminate the Voting Agreement and (iii) the effective time of the Merger.

In connection with the Merger Agreement, Richard Pfenniger, Continucare’s Chairman of the Board, Chief Executive Officer and President, and Fernando Fernandez, Continucare’s Senior Vice President – Finance, Chief Financial Officer and Treasurer, each entered into a Change in Control and Separation Agreement with Metropolitan, pursuant to which, upon completion of the Merger (a) Metropolitan will pay to Mr. Pfenniger $475,000 (less applicable taxes) over a twelve month period beginning no later than 30 days after completion of the Merger in accordance with Metropolitan’s normal payroll policies and a lump sum payment of $20,262, which is the value of one year of welfare benefits and (b) Metropolitan will pay to Mr. Fernandez $256,000 (less applicable taxes) over a twelve month period beginning no later than 90 days after completion of the Merger in accordance with Metropolitan’s normal payroll policies and a lump sum payment of $32,886, which is the value of one year of welfare benefits. In addition, if the Merger is completed, Mr. Pfenniger’s and Mr. Fernandez’s employment with Metropolitan (as the parent of Continucare, if the Merger is completed) will terminate, in the case of Mr. Pfenniger, at the effective time of the Merger and, in the case of Mr. Fernandez, on February 15, 2012 (or prior to that date on 30 days’ written notice from one party to the other), and both Mr. Pfenniger and Mr. Fernandez will be paid in one single payment on Metropolitan’s first payroll date after termination of employment an amount equal to: (i) any accrued but unpaid base salary and any bonus payments as of the termination of employment, (ii) any payments with respect to vacations earned but unused through the termination of employment, and (iii) any amount due as reimbursement of expenses incurred before the termination of employment. The Change in Control and Separation Agreements also contain certain covenants regarding confidentiality of information, non-competition and non-solicitation of Continucare employees by each of Mr. Pfenniger and Mr. Fernandez applicable until the first anniversary of the termination of their employment. No payments under the severance agreements will be made and the parties will have no obligations to one another under the severance agreements if the Merger is not completed.

Acquisitions

In August 2010 and September 2010, we acquired three operators of sleep diagnostic centers and a related entity that provides continuous positive airway pressure (CPAP) devices and supplies. The three acquired operators of sleep diagnostic centers operate a combined 58 sleep diagnostic centers in nine states. The aggregate total purchase price for these acquired entities consisted of cash consideration paid of $11.2 million and future contingent cash consideration up to a maximum of $2.0 million subject to the achievement of certain future earnings targets. We accrued $1.5 million of the contingent cash consideration based on a preliminary fair value estimate on the acquisition date, which was determined using significant unobservable inputs (Level 3) in a probability-weighted income approach, discounted to present value using a weighted-average cost of capital. In April 2011, we paid $0.7 million of the contingent cash consideration resulting in a remaining maximum contingent cash consideration of $1.0 million and a decrease in the accrued liability to $0.8 million. During the three-month period ended June 30, 2011, we re-measured the estimated fair value of the contingent cash consideration and based on changes in future earnings estimates of the acquired entities, we recorded an adjustment to reduce the related accrued liability by $0.6 million to $0.2 million as of June 30, 2011 and increase income from operations by $0.6 million. We will re-measure the estimated fair value of the contingent cash consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the condensed consolidated statements of income during the period of adjustment. The revenues, expenses and results of operations of the acquired companies have been included in our condensed consolidated statements of income from the dates of acquisition.

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

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable, and capital lease obligations. The carrying amounts of our cash and cash equivalents, certificates of deposit, amounts due from HMOs, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. At June 30, 2011 and 2010, the carrying value of our capital lease obligations approximate fair value based on the terms of the obligations.

Cash and Cash Equivalents

We define cash and cash equivalents as those highly-liquid investments purchased with maturities of three months or less from the date of purchase.

Certificates of Deposit

Certificates of deposit have original maturities of greater than three months. Included in the consolidated balance sheet as of June 30, 2010 was one certificate of deposit for approximately $0.7 million which exceeded the $250,000 Federal Deposit Insurance Corporation limit.

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

The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. We have determined that we have two reporting units: Provider Services and Sleep Diagnostic Services. Our goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, or book value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We perform the annual impairment test as of May 1st of each year. Should it later be determined that an indicator of impairment has occurred, we would be required to perform an additional impairment test. No impairment charges were required during the fiscal years ended June 30, 2011, 2010 or 2009.

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

Revenue Recognition

We provide services to patients on either a capitated monthly fee arrangement with HMOs or under a fee for service arrangement. The percentage of total revenue relating to Humana approximated 69%, 72% and 72% for Fiscal 2011, 2010 and 2009, respectively. The percentage of total revenue relating to Vista approximated 19%, 20% and 18% for Fiscal 2011, 2010 and 2009, respectively. The percentage of total revenue relating to Wellcare approximated 5%, 6% and 8% for Fiscal 2011, 2010 and 2009, respectively.

Under our risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient that chooses one of our physicians as their primary care physician. Revenue under these agreements is generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically recomputes the premiums to be paid to the HMOs based on updated health status of participants and updated demographic factors. In addition, the premiums paid to the HMOs are subject to periodic adjustment based on CMS’s risk corridor adjustment methodology related to the Medicare Prescription Drug Plan. We record adjustments to revenue at the time that the information necessary to make the determination of the adjustment is received from the HMO or the applicable government body and it is determined that the collectibility of such adjustments is reasonably assured or the likelihood of repayment is probable. The net effect of these premium adjustments included in revenue were favorable retroactive Medicare adjustments of $0.1 million, $0.4 million and $0.9 million for Fiscal 2011, 2010 and 2009, respectively.

Under our risk agreements, we assume responsibility for the cost of all medical services provided to the patient, even those we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitated revenue on those contracts, we recognize losses on our prepaid health care services with HMOs. No contracts were considered loss contracts at June 30, 2011 and June 30, 2010 because we have the right to terminate unprofitable physicians and close unprofitable centers under our managed care contracts.

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The most significant component of the goodwill and other intangible assets included in the accompanying consolidated balance sheets consists of the goodwill and other intangible assets recorded in connection with the acquisition of the MDHC Companies in October 2006. The purchase price, including acquisition costs, of approximately $66.2 million was allocated to the estimated fair value of acquired tangible assets of $13.9 million, identifiable intangible assets of $8.7 million and assumed liabilities of $15.3 million as of October 1, 2006, resulting in goodwill totaling $58.9 million. The identifiable intangible assets of $8.7 million consisted of estimated fair values of $1.6 million assigned to the trade name, $6.2 million to customer relationships and $0.9 million to a noncompete agreement. The trade name was determined to have an estimated useful life of six years and the customer relationships and noncompete agreements were each determined to have estimated useful lives of eight and five years, respectively. The fair values of the customer relationships and other identifiable intangible assets are amortized over their estimated lives using the straight-line method. As of June 30, 2011, accumulated amortization for the trade name, customer relationships, and noncompete agreements was $1.3 million, $3.8 million, and $0.8 million, respectively. The weighted average amortization period for these identifiable intangible assets is 7.1 years. The customer relationships are non-contractual. The fair value of the identifiable intangible assets was determined, with the assistance of an outside valuation firm, based on standard valuation techniques.

In Fiscal 2011, the purchase price related to the acquisition of the three operators of sleep diagnostic centers and a related entity that provides CPAP devices and supplies was allocated, on a preliminary basis, to the estimated fair values of the acquired tangible and intangible assets and the assumed liabilities. Goodwill and other identifiable intangible assets recorded in connection with these acquisitions were $5.6 million and $3.9 million, respectively. The identifiable intangible assets of $3.9 million, which primarily consist of the estimated fair value of customer relationships, have accumulated amortization of $0.7 million and a weighted average amortization period of 5.1 years. The fair value of the identifiable intangible assets was determined based on standard valuation techniques.

The increases in goodwill of $5.6 million and $0.8 million during Fiscal 2011 and 2010, respectively, were related to the goodwill recorded in connection with the acquisition of sleep diagnostic centers.

The change in goodwill for our two reporting units during Fiscal 2011 was as follows:

	Provider Services	Sleep Services	Total
Balance at June 30, 2010	$73,204,582	$789,862	$73,994,444
Acquisition of sleep diagnostic centers	—	5,644,530	5,644,530
Purchase price adjustments	—	(13,373)	(13,373)

Balance at June 30, 2011	$73,204,582	$6,421,019	$79,625,601

Total amortization expense for identifiable intangible assets was $1.9 million, $1.3 million and $1.3 million for Fiscal 2011, 2010 and 2009, respectively. The estimated aggregate amortization expense for intangible assets as of June 30, 2011 will be approximately $1.9 million, $1.7 million, $1.6 million, $0.7 million, and $0.3 million for each of the five succeeding fiscal years, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,		Estimated Useful Lives

	2011	2010	(in years)
Land	$1,919,746	$1,919,746	—
Building and improvements	5,923,877	5,328,851	40
Construction in progress	765,772	313,411	—
Vehicles	1,496,878	1,012,677	5
Furniture, fixtures and equipment	10,356,045	5,638,814	3-5
Furniture and equipment under capital lease	599,599	762,293	3-5
Leasehold improvements	3,960,148	2,920,223	5

	25,022,065	17,896,015
Less accumulated depreciation and amortization	(8,937,872)	(5,167,831)

	$16,084,193	$12,728,184

Depreciation expense for the years ended June 30, 2011, 2010 and 2009 was approximately $2.2 million, $1.6 million and $1.0 million, respectively.

We entered into various noncancellable leases for certain furniture and equipment that are classified as capital leases. The leases are payable over three to five years at incremental borrowing rates ranging from 6% to 8% per annum. Accumulated amortization for assets recorded under capital lease agreements was approximately $0.3 million and $0.5 million at June 30, 2011 and 2010, respectively. Amortization of assets recorded under capital lease agreements was approximately $0.2 million, $0.2 million and $0.1 million for the years ended June 30, 2011, 2010 and 2009, respectively, and is included in depreciation expense for all years presented.

Future minimum lease payments under all capital leases are as follows:

For the year ending June 30,
2012	$164,921
2013	114,712
2014	65,191
2015	10,768

355,592
Less amount representing imputed interest	32,111

Present value of obligations under capital lease	323,481
Less current portion	140,099

Long-term capital lease obligations	$183,382

The current and long-term portions of obligations under capital leases are classified within accrued expenses and other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets.

NOTE 5 – DEBT

In December 2009, we entered into a credit facility agreement (the “Credit Facility”) in order to renew and refinance our existing credit facilities. The Credit Facility consists of two revolving credit facilities totaling $10,000,000 with a maturity date of January 31, 2012. Interest on borrowings under the Credit Facility accrues at a per annum rate equal to the sum of 2.40% and the one-month LIBOR (0.19% at June 30, 2011), floating daily. The Credit Facility contains certain customary representations and warranties, and certain financial and other customary covenants including covenants requiring us, on a consolidated basis, to maintain an adjusted tangible net worth of at least $25 million and a fixed charge coverage ratio of not less than 1.50 to 1. Substantially all of our assets serve as collateral for the Credit Facility. At June 30, 2011, there was no outstanding principal balance on the Credit Facility. At June 30, 2011, we had letters of credit outstanding of $1.3 million which reduced the amount available for borrowing under the Credit Facility to $8.7 million. Under the Credit Facility, we are no longer required to use certificates of deposit as collateral for outstanding letters of credit.

NOTE 6 – EARNINGS PER SHARE

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Year Ended June 30,

	2011	2010	2009
Basic weighted average number of shares outstanding	60,584,930	59,777,789	61,405,620
Dilutive effect of stock options	1,854,970	1,787,608	1,082,720

Diluted weighted average number of shares outstanding	62,439,900	61,565,397	62,488,340

Not included in calculation of dilutive earnings per share as impact is antidilutive:
Stock options outstanding	280,000	267,500	3,775,750

NOTE 7 – SHARE-BASED PAYMENT

The Amended and Restated Continucare Corporation 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”), which has been approved by our shareholders, permits the grant of stock options and restricted stock awards in respect of up to 13,000,000 shares of common stock to our employees, directors, independent contractors and consultants. In February 2010, our shareholders approved an amendment and extension of the 2000 Stock Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance pursuant to the 2000 Stock Incentive Plan from 9,000,000 to 13,000,000 and to extend the expiration date of the 2000 Stock Incentive Plan from 2010 to 2020. Under the terms of the 2000 Stock Incentive Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than ten years after the date of grant. Options granted under the plan generally vest over four years, but the terms of the 2000 Stock Incentive Plan provide for accelerated vesting if there is a change in control of the Company. Historically, we have issued authorized but previously unissued shares of common stock upon option exercises. However, we do not have a policy regarding the issuance or repurchase of shares upon option exercise or the source of those shares. No restricted stock awards have been issued under the 2000 Stock Incentive Plan.

We recognize the cost relating to stock-based payment transactions in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued.

We calculate the fair value for employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the stock options, which is generally up to four years. The fair value for employee stock options granted during Fiscal 2011 and 2010 was calculated based on the following assumptions: risk-free interest rate ranging from 0.63% to 2.58% and 0.73% to 3.05%, respectively; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 59.4% and 60.4%, respectively; and weighted-average expected life of the options ranging from 2 to 7 years depending on the vesting provisions of each option. The fair value for employee stock options granted during Fiscal 2009 was calculated based on the following assumptions: risk-free interest rate ranging from 0.66% to 3.19%; dividend yield of 0%; volatility factor of the expected market price of our common stock of 58.6%; and weighted-average expected life of the option ranging from 2 to 7 years depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of our employees. The expected volatility factor is based on the historical volatility of the market price of our common stock as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.

We recognized share-based compensation cost of $1.8 million, $1.4 million and $1.2 million for Fiscal 2011, 2010 and Fiscal 2009, respectively. For Fiscal 2011, 2010 and 2009, we recognized excess tax benefits resulting from the exercise of stock options of approximately $0.2 million, $1.4 million and $0.1 million, respectively. The excess tax benefits had a positive effect on cash flow from financing activities with a corresponding reduction in cash flow from operating activities in Fiscal 2011, 2010 and 2009 of $0.2 million, $1.4 million and $0.1 million, respectively. During Fiscal 2011, 2010 and 2009, we issued 159,254 shares, 1,112,963 shares and 13,750 shares, respectively, of common stock, net of shares withheld, in connection with the exercise of stock options.

The following table summarizes information related to our stock option activity for Fiscal 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	5,839,334	$2.50
Granted	1,335,000	3.90
Exercised	(255,500)	1.78
Forfeited	(167,500)	3.23
Expired	(61,250)	2.49

Outstanding at end of the year	6,690,084	$2.79

Exercisable at end of the year	4,428,994

Weighted average fair value per share of options granted during the year	$2.05

The weighted average fair value per share of options granted during Fiscal 2010 and 2009 was $1.59 and $1.04, respectively.

The following table summarizes information about options outstanding and exercisable at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$1.35-$2.59	3,549,584	$2.21	4.9	3,045,369	$2.18	4.6
$2.63-$5.23	3,140,500	$3.45	7.8	1,383,625	$3.35	6.3

The total intrinsic value of options outstanding and options exercisable was $22.7 million at June 30, 2011. The total intrinsic value of options exercised during Fiscal 2011, 2010 and 2009 was approximately $0.7 million, $4.4 million and $9,000, respectively. As of June 30, 2011, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2 years.

We had 9.9 million shares of common stock reserved for future issuance related to stock options at June 30, 2011.

NOTE 8 – INCOME TAXES

We recognize deferred income tax assets and liabilities based upon differences between the financial reporting and tax bases of assets and liabilities. We measure such assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recorded a liability for unrecognized tax benefits of approximately $1.0 million at June 30, 2010 which included accrued interest of approximately $0.1 million, and included such liabilities in accrued expenses and other current liabilities on the accompanying consolidated balance sheets. We recognize interest accrued related to unrecognized tax benefits in interest expense. During the three-month period ended March 31, 2011, our liability for unrecognized tax benefits decreased by approximately $1.0 million and our income tax provision and interest expense decreased by $0.9 million and $0.1 million, respectively, as a result of the lapse of the applicable statute of limitations. We are no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2007.

We recorded an income tax provision of $13.7 million, $13.9 million and $9.6 million for Fiscal 2011, 2010 and 2009, respectively. The income tax provision consisted of the following:

	Year Ended June 30,
	2011	2010	2009
Current:
Federal	$11,554,447	$10,847,528	$8,199,853
State	2,064,327	2,370,029	1,158,154

Total	13,618,774	13,217,557	9,358,007

Deferred:
Federal	77,042	543,787	181,483
State	5,502	132,009	60,831

Total	82,544	675,796	242,314

Total income tax provision	$13,701,318	$13,893,353	$9,600,321

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred income tax assets and deferred income tax liabilities are as follows:

	June 30,
	2011	2010	2009
Deferred income tax assets:
Bad debt and notes receivable reserve	$98,968	$17,023	$—
Other	478,028	56,873	75,573
Impairment charge	487,046	742,836	999,617
Share-based compensation	2,757,686	2,154,254	1,861,818

Deferred income tax assets	3,821,728	2,970,986	2,937,008
Deferred income tax liabilities:
Depreciable/amortizable assets	(7,549,964)	(6,527,954)	(5,818,179)
Basis difference in tangible assets	(528,829)	(617,553)	(617,553)

Deferred income tax liabilities	(8,078,793)	(7,145,507)	(6,435,732)

Net deferred income tax liabilities	$(4,257,065)	$(4,174,521)	$(3,498,724)

After consideration of all the evidence, both positive and negative (including, among others, our projections of future taxable income and profitability in recent fiscal years), management determined that no valuation allowance was necessary at June 30, 2011, 2010 and 2009 to reduce the deferred income tax assets to the amount that will more likely than not be realized. At June 30, 2011, we did not have any net operating losses available for carryforward.

A reconciliation of the statutory federal income tax rate with our effective income tax rate for the years ended June 30, 2011, 2010 and 2009 is as follows:

	Year Ended June 30,
	2011	2010	2009
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.65	3.58	3.58
Change in liability for unrecognized tax benefit	(2.39)	—	—
Other non-deductible items	0.17	(0.06)	0.01

Effective tax rate	36.43%	38.52%	38.59%

NOTE 9 – SHARE REPURCHASE PROGRAM

Our Board of Directors approved a previously announced stock repurchase program to authorize the repurchase of 15,000,000 shares of our common stock. Any such repurchases will be made from time to time at the discretion of our management in the open market or in privately negotiated transactions subject to market conditions and other factors. As of August 31, 2011, we had repurchased 11,907,004 shares of our common stock for approximately $25.0 million.

NOTE 10 – EMPLOYEE BENEFIT PLAN

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

Under the 401(k) Plan, new employees who are at least 18 years of age are eligible to participate in the 401(k) Plan after 90 days of service. Eligible employees may elect to contribute to the 401(k) Plan up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. We may, at our discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. There were no matching contributions for the years ended June 30, 2011, 2010 or 2009. Participants in the 401(k) Plan would not begin to vest in the employer contribution until the end of two years of service, with full vesting achieved after five years of service.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

Leases

We lease office space and equipment under various non-cancelable operating leases. Rent expense under such operating leases was approximately $3.5 million, $2.9 million and $2.7 million for the years ended June 30, 2011, 2010 and 2009, respectively. Future annual minimum payments under such leases as of June 30, 2011 are as follows:

For the fiscal year ending June 30,
2012	$3,360,551
2013	2,609,305
2014	2,484,637
2015	2,232,559
2016 and thereafter	1,431,694

Total	$12,118,746

NOTE 12 – VALUATION AND QUALIFYING ACCOUNTS

Activity in our valuation and qualifying accounts consists of the following:

	Year ended June 30,
	2011	2010	2009
Allowance for doubtful accounts related to accounts and other receivables:
Balance at beginning of period	$44,129	$—	$783,741
Provision for doubtful accounts	392,702	118,895	—
Acquisition of sleep diagnostic centers	407,514	—	—
Write-offs of uncollectible accounts receivable	(519,791)	(74,766)	(783,741)

Balance at end of period	$324,554	$44,129	$—

NOTE 13 – RELATED PARTY TRANSACTIONS

We became a party to a lease agreement for office space owned by Dr. Luis Cruz, a director of the Company through February 2010. For Fiscal 2011, 2010 and 2009, expenses related to this lease were approximately $0.4 million for each fiscal year. This lease is scheduled to terminate on December 31, 2011 with an option to renew for an additional five years.

Effective November 1, 2007, we entered into agreements with Centers of Medical Excellence, Inc., an entity owned by Dr. Cruz pursuant to which this entity acted as one of our independent physician affiliates in connection with the provision of primary care health services to a limited number of Medicare Advantage members enrolled in plans sponsored by CarePlus Health Plans, Inc. The arrangement was on substantially similar terms to arrangements we have with our other independent physician affiliates under at risk arrangements where we provide medical utilization services and pay a primary care capitation fee to the provider. Under this arrangement, CarePlus paid us a monthly capitation fee based on the number of CarePlus Medicare Advantage members who selected Centers of Medical Excellence as their primary care provider and we in turn paid a monthly primary care capitation fee to Centers of Medical Excellence. Centers of Medical Excellence was also eligible to receive a bonus from us if they operated in a cumulative surplus. For Fiscal 2011, 2010 and 2009, we recognized an operating profit of $0 million, $0.3 million and an operating loss of $0.2 million, respectively, related to this arrangement. Effective December 31, 2009, we terminated our agreements with Centers of Medical Excellence, Inc.

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

On October 23, 2008, we entered into a joint venture with Dr. Jacob Nudel, a director of the Company, that sought to establish medical provider networks to provide services on an outpatient basis to patients sustaining injuries related to automobile accidents, which we refer to as special purpose provider networks. Under the revenue and cost sharing provisions of the joint venture, provided that we had a liquidation preference with respect to 100% of our capital contributions, (i) all ordinary cash flow of the joint venture would have been distributed to us and Dr. Nudel, pro rata in accordance with the parties ownership interest, and (ii) all net proceeds from capital transaction or liquidation proceeds would have been distributed, first, to us until such time as we had received aggregate distributions equal to our aggregate capital contributions, and thereafter, to us and Dr. Nudel, pro rata in accordance with the parties ownership interest. The Company and Dr. Nudel each had a 50% ownership interest in the joint venture. For Fiscal 2011, 2010 and 2009, we recorded operating expenses of approximately $0 million, $0.4 million and $0.3 million, respectively, related to the joint venture. In April 2010, we terminated the business activities of the joint venture and recognized a loss on impairment of fixed assets of approximately $0.1 million during Fiscal 2010.

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

NOTE 14 – QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	For the Year Ended June 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$78,941,845	$80,314,998	$85,651,548	$88,549,817	$333,458,208
Net income	$5,792,754	$6,198,170	$7,257,346	$4,663,679	$23,911,949
Net income per common share:
Basic	$.10	$.10	$.12	$.08	$.39
Diluted	$.09	$.10	$.12	$.07	$.38

	For the Year Ended June 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$75,972,366	$75,256,100	$80,274,545	$79,288,452	$310,791,463
Net income	$5,308,339	$5,288,679	$5,900,611	$5,678,678	$22,176,307
Net income per common share:
Basic	$.09	$.09	$.10	$.09	$.37
Diluted	$.09	$.09	$.09	$.09	$.36

Basic and diluted net income per common share for each of the quarters presented above are based on the respective weighted average number of common shares outstanding for the quarters. The sum of the quarterly basic and diluted net income per common share amounts may not be equal to the full year basic and diluted net income per common share amounts due to rounding.

NOTE 15 – SUBSEQUENT EVENTS

On July 1, 2011, a putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Kathryn Karnell, Trustee and the Aaron and Kathryn Karnell Revocable Trust U/A Dtd 4/9/09 against Continucare, the members of the Continucare Board, individually, Metropolitan, and the merger subsidiary. Also on July 1, 2011, a second putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Steven L. Fuller against Continucare, the members of the Continucare Board, individually, Metropolitan, and the merger subsidiary. On July 6, 2011, a third putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Hilary Kramer against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and the merger subsidiary. On July 12, 2011, a fourth putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Jamie Suprina against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and the merger subsidiary. Each of these suits sought to enjoin the proposed transaction between Continucare and Metropolitan, as well as attorneys’ fees. The Fuller, Kramer, and Suprina suits also sought rescissory and other money damages.

On July 28, 2011, an order was granted by the Court to consolidate these actions and appoint the lead plaintiff and the lead plaintiff’s counsel.

On August 12, 2011, the defendants entered into a preliminary settlement agreement (“Memorandum of Understanding”) with the lead plaintiff regarding the settlement of the actions. In connection with the Memorandum of Understanding, Continucare agreed to make certain additional disclosures to its shareholders, which are contained in Continucare's Form 8-K filed with the SEC on August 12, 2011. Subject to the completion of certain confirmatory discovery by the lead plaintiff’s counsel, the parties will enter into a definitive stipulation of settlement. The definitive stipulation of settlement will be subject to customary conditions, including consummation of the merger and court approval following notice to Continucare’s shareholders. In the event that the parties enter into a definitive stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger transaction, the merger agreement, and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that the lead plaintiff’s counsel will petition the court for an award of attorneys’ fees and expenses to be paid by Continucare. There can be no assurance that the parties will ultimately enter into a definitive stipulation of settlement or that the court will approve the settlement. In such event, the litigation would resume.

Continucare, the director defendants, and Metropolitan vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that supplemental disclosure was required under any applicable rule, statute, regulation or law. However, solely to avoid the risk of delaying or adversely affecting the merger and the related transactions and to minimize the expense of defending the lawsuits, Continucare, its directors, and Metropolitan agreed to the settlement described above.

On August 22, 2011, at a Special Meeting of Shareholders, the Merger Agreement and the transactions contemplated thereby were approved by Continucare shareholders. Assuming all conditions to closing are met, Continucare and Metropolitan expect to close the acquisition on or about the end of September 2011. There can be no assurance, however, that the acquisition will close.

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