Form 10-K/A
period 2011-06-30
CONTINUCARE CORP
filed 2011-10-27
CIK 803352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            .

Commission File Number: 001-12115

CONTINUCARE CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2716023
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7200 Corporate Center Drive
Suite 600
Miami, Florida	33126
(Address of principal executive office)	(Zip Code)

(305) 500-2000

Registrants telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of exchange on which registered
Common Stock $.0001 Par Value	NYSE

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

Number of shares outstanding of each of the registrant’s classes of Common Stock at September 30, 2011: 60,850,766 shares of Common Stock, $.0001 par value per share.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Continucare Corporation (“Continucare”) to amend the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on September 7, 2011 to include the information required to be disclosed by Items 10-14 of Form 10-K.

CONTINUCARE CORPORATION

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED JUNE 30, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Recent Developments

On October 4, 2011, Continucare merged with and into CAB Merger Sub, Inc. (“Merger Sub”), a Florida corporation and a wholly-owned subsidiary of Metropolitan Health Networks, Inc., a Florida corporation (“Metropolitan”), with Continucare continuing as the surviving corporation (the “Merger”). As a result of the merger, Continucare became a wholly-owned subsidiary of Metropolitan.

As of the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.0001 per share, of Continucare, other than any shares owned by Continucare or Metropolitan or any of their respective wholly owned subsidiaries, was converted into the right to receive $6.25 in cash, without interest, and 0.0414 of a share of common stock, par value $0.001 per share, of Metropolitan (the “Merger Consideration”). In addition, each issued and outstanding option to purchase Continucare common stock became fully vested and was cancelled in exchange for the right to receive an amount of cash equal to $6.45 less the per share exercise price of the option, subject to withholding taxes (the “Option Consideration”). Metropolitan paid an aggregate of $405 million in cash and issued an aggregate of 2.5 million shares of its common stock to Continucare’s stockholders and option holders in consideration for their shares of Continucare common stock and options to purchase shares of Continucare common stock.

In connection with the completion of the Merger, Continucare has notified the New York Stock Exchange (the “NYSE”) that each outstanding share of Continucare common stock was converted in the Merger into the right to receive the Merger Consideration and has requested that the NYSE file a notification of removal from listing on Form 25 with the SEC with respect to Continucare’s common stock. The NYSE filed the Form 25 with the SEC on October 5, 2011. Trading of Continucare’s common stock on the NYSE was suspended as of the opening of trading on October 5, 2011.

(a)	Identification of Directors

The following individuals served as directors of our Board of Directors during the fiscal year ended June 30, 2011 (“Fiscal 2011”) and through the Effective Time.

Name	Age
Richard C. Pfenniger, Jr.	56
Robert J. Cresci	67
Neil Flanzraich	68
Phillip Frost, M.D.	74
Jacob Nudel, M.D.	63
Marvin A. Sackner, M.D.	79
Jacqueline M. Simkin	68
A. Marvin Strait	77

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

As a result of Mr. Pfenniger’s multi-faceted experience as chief executive officer, chief operating officer and general counsel, he provided valuable business, leadership, and management advice to the board of directors in many critical areas. In addition, Mr. Pfenniger’s knowledge of the pharmaceutical and healthcare business has given him insights on many aspects of our business and the markets in which we operate.

Robert J. Cresci served as one of our directors since February 2000. He has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the Boards of Directors of Luminex Corporation (biotechnology), j2 Global Communications, Inc. (telecommunications), and several private companies. Mr. Cresci served on the Board of Directors of Sepracor, Inc. (pharmaceuticals) from 1990 to October 2009.

Mr. Cresci has extensive experience serving on the boards of directors of private and public companies within the broader healthcare industry and provided a significant depth of knowledge in capital markets considerations. Mr. Cresci also provided corporate governance expertise to the board of directors, including through his service as Chairman of the Luminex Corporation Nominating and Corporate Governance Committee.

Neil Flanzraich served as one of our directors since March 2002. Mr. Flanzraich is the Executive Chairman of Tigris Pharmaceuticals, Inc., and the Chairman of ParinGenix, Inc., both of which are privately-owned biotech companies, and he is also a Founder and Principal of Leviathan Biopharma Group, LLC, a venture capital firm. From May 1998 through February 2006, he served as the Vice Chairman and President of IVAX Corporation. Mr. Flanzraich retired from IVAX following its acquisition by Teva Pharmaceuticals in January 2006. Mr. Flanzraich served as Chairman of the Life Sciences Legal Practice Group of Heller Ehrman White & McAuliffe, a law firm, from 1995 to 1998. From 1981 to 1994, Mr. Flanzraich served as Senior Vice President and chief in-house counsel at Syntex Corporation and as a member of its Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., Mr. Flanzraich served as a Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. Mr. Flanzraich was Chairman of the Board of Directors of North American Vaccine, Inc. from 1989 to 2000. Mr. Flanzraich also currently serves on the Boards of Directors of Bellus Health Inc. (formerly Neurochem, Inc.) (pharmaceuticals); Equity One, Inc. (real estate), and Chipotle Mexican Grill, Inc. (a chain of Mexican restaurants). Mr. Flanzraich also served for four years on the Board of Directors of Javelin Pharmaceuticals, Inc. (pharmaceuticals) until it was acquired by Hospira on July 2, 2010 and served on the Board of Directors of RAE Systems, Inc. (gas detection and security monitory systems) from 2000 to 2009.

Mr. Flanzraich’s past executive experience helped him develop outstanding skills in leading and managing strong teams of employees, and in oversight of the growth and financing of businesses in a rapidly-evolving market. Mr. Flanzraich’s legal background provided valuable expertise in the risk management discipline.

Phillip Frost, M.D. served as one of our directors since January 2004. Dr. Frost formerly served on our Board of Directors as Vice Chairman from September 1996 until April 2002. Dr. Frost presently serves as the Chairman of the Board and Chief Executive Officer of OPKO Health, Inc., a specialty pharmaceutical company. He is Chairman of the Board of Directors of TEVA Pharmaceuticals, Ltd. (pharmaceuticals) and was Vice Chairman from 2006 to March of 2010. He is Chairman of the Board of Ladenburg Thalmann Financial Services, Inc. (security brokerage), and a Director from 2004 to 2006; and Chairman of the Board of Prolor Biotech, Inc. (formerly Modigene, Inc.) (biopharmaceuticals). He also serves as a Director of Castle Brands, Inc. (developer and marketer of alcoholic beverages), and was a Director from 2005 to 2007. Previously, he served as the Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation from 1987 to 2006. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. He served on the Board of Directors of Northrop Grumman from 1996 until his retirement from the board in 2009. Dr. Frost has also served on the following boards; Chairman of the Board for Ivax Diagnostic from 2001 to 2006, and Ideation Acquisition Corp (now SearchMedia) from 2007 to 2009, a Director of Cellular Technical Services (now SafeStitch) from 2005 to 2007, Protalix BioTherapeutics, Inc. in 2007, and was a Co-Vice Chairman of the American Stock Exchange from 2005 to 2008 and was a Governor of the

American Stock Exchange from 1992 to 2008. He also served as the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost serves on the Board of Regents of the Smithsonian Institution, is a member of the Board of Trustees of the University of Miami and a Governor of Tel Aviv University, is Chairman of Temple Emanu El, and is a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged and the Mount Sinai Medical Center.

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

Dr. Nudel’s past experience as an executive officer and director of multiple health industry related companies allowed him to provide valuable insights and advice to the board of directors. Additionally, Dr. Nudel’s experience as a physician has given him insights into many aspects of our business and the markets in which we operate.

Marvin A. Sackner served as one of our directors since February 2010. Dr. Sackner has served as a director of Non-Invasive Monitoring Systems, Inc. since he was first elected as Chairman of the Board, Chief Executive Officer and Director in November 1989 and served as Chairman of the Board from November 1989 until October 2008. He served as Chief Executive Officer of Non-Invasive Monitoring Systems, Inc. from 1989 until 2002 and from December 2007 to the present. Dr. Sackner co-founded Respitrace Corporation, a predecessor to Non-Invasive Monitoring Systems, Inc., in 1977 and was the Chairman of its Board from 1981 until October 1989. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 to 1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. In 2007, he was awarded an Honorary Doctorate Degree for “outstanding work in the entire field of pulmonology and sleep disorders,” by the University of Zurich (Switzerland). Dr. Sackner holds 33 United States Patents and has written 223 scientific papers and four books.

Dr. Sackner’s multi-faceted past experience as Chief Executive Officer and Chairman of the Board of Directors of Non-Invasive Monitoring Systems, Inc. allowed him to provide valuable business, leadership, and management advice to the board of directors in many critical areas. This combined with his past experience as a professor of medicine and Director of Medical Services at Mount Sinai has given him insights on many aspects of our business and the markets in which we operate.

Jacqueline M. Simkin served as one of our directors since September 2008. Ms. Simkin has been the owner and president of Simkin Management Inc., a company which manages investments since 1996. She was a member of the boards of Alpnet Inc. and Thompson Nutritional Technology Inc. from 1998 through 2000. From 1987 to 1995, Ms. Simkin served on the Board of Directors of the Intercontinental Bank. Ms. Simkin served in various management capacities at The Denver Brick Company including serving as the Chairperson and Chief Executive Officer from 1999 through 2001. Ms. Simkin developed real estate from 1976 to 1986 and is a retired member of the British Colombia Bar Association.

Ms. Simkin’s past experience as an executive officer and director allowed her to provide valuable insights and advice to the board of directors. Additionally, Ms. Simkin’s experience managing investments allowed her to provide the board of directors valuable knowledge regarding markets and investment opportunities.

A. Marvin Strait served as one of our directors since March 2004. Mr. Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and the Pikes Peak Educational Foundation. He presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc. and GP Strategies Corporation. He also presently serves as a member of the Board of Directors of the Denver School of Nursing and on the Community Advisory Panel of American National Bank. Mr. Strait previously served as a member of the Board of Directors and Chairman of the Audit Committee of RAE Systems, Inc. from 2006 to 2009, as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (“AICPA”), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council.

Mr. Strait’s experience as a Certified Public Accountant allowed him to provide accounting and financial expertise to the board of directors. He has served on the audit committees of several companies, and is currently Chairman of the GP Strategies Corporation Audit Committee. As a result of these experiences, Mr. Strait provided the board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements.

(b)	Identification of Executive Officers

The following individuals served as our executive officers during Fiscal 2011 and through the Effective Time. Mr. Pfenniger resigned as Chief Executive Officer and President of Continucare and all other positions he held with Continucare subsidiaries at the Effective Time. Upon the closing of the Merger, Fernando L. Fernandez continued as the Senior Vice President — Finance of Continucare, Gemma Rosello became the President of Continucare, and Luis H. Izquierdo became the Chief Marketing Officer of Metropolitan.

Name	Age	Position
Richard C. Pfenniger, Jr.	56	Former Chairman of the Board, Chief Executive Officer and President
Fernando L. Fernandez	50	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary
Gemma Rosello	55	Former Executive Vice President — Operations
Luis H. Izquierdo	56	Former Senior Vice President — Marketing and Business Development

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

Richard Pfenniger is married to Gemma Rosello. There are no other family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

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

To the best of our knowledge, none of our directors or executive officers that served during Fiscal 2011 and through the Effective Time has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)	Promoters and Control Persons

Not applicable.

(h)	and (i) Audit Committee and Audit Committee Financial Expert

During Fiscal 2011 and through the Effective Time, our Audit Committee consisted of Mr. Cresci, Mr. Flanzraich, Ms. Simkin and Mr. Strait (Chairman). All members of our Audit Committee were independent within the meaning of the listing standards of the NYSE and the NYSE Amex and applicable law. Our Board of Directors has determined that Mr. Strait met the attributes of an “audit committee financial expert” within the meaning of SEC regulations.

(j)	Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our shareholders were made during Fiscal 2011.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for Fiscal 2011 were complied with.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Conduct and Ethics as applicable prior to the Effective Time is available upon request, without charge, by contacting our Secretary by mail or telephone.

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

The Compensation Committee’s charter reflects these responsibilities, and the Compensation Committee and the Board periodically review and, if appropriate, revise the charter. The Board determines the Compensation Committee’s membership. During Fiscal 2011 and through the Effective Time, Robert J. Cresci, (Chairman) Neil Flanzraich, Marvin A. Sackner, M.D., and A. Marvin Strait, C.P.A., each of whom are non-employee independent directors, comprised the Compensation Committee. The Compensation Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Compensation Committee reports on Compensation Committee actions and recommendations, with all discussions of executive compensation occurring in executive sessions of the Board.

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

Named Executive Officer Compensation Components

For the fiscal year ended June 30, 2011, base salary, an annual cash incentive bonus opportunity and long-term equity incentive compensation were the principal components of compensation for the Named Executive Officers.

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

When setting or approving base salary determinations, the Committee does not use any specific formula, factors, or particular criteria that must be met by each executive officer and does not assign any relative weight to any factors or criteria it considers. Rather, the Committee exercises its judgment and discretion by considering all factors that it deems relevant at the time of such determination. For example, in determining base salary increases for Fiscal 2011, the Committee considered improvements in the Company’s results of operations and financial position. In Fiscal 2010 revenue increased by 10%, income from operations increased by 46%, operating margins increased to 12% from 9% and net income increased by 45%. Additionally, the Company’s financial position strengthened as cash and cash equivalents increased by 170%, working capital increased and the Company continued to operate with virtually no long-term debt. The Committee further noted that the Company continued a multi-year trend of year-over-year improved financial performance. The Committee believes these improvements were a result of the efforts of Mr. Pfenniger and the Company’s other executive officers in executing the Company’s strategic growth plan. However, the Committee believes that it is more appropriate to acknowledge recognition of these achievements in determining stock option awards and bonus payments and generally does not approve a material increase in base salary, absent a significant promotion or other significant change in responsibility of the executive officer. As a result, for Fiscal 2011, the Committee granted our executive officers modest base salary increases which were, in the Committee’s judgment, appropriate, given the general economic and market conditions.

The Chief Executive Officer’s Fiscal 2011 base salary increased 5.6% from Fiscal 2010 and the other Named Executive Officers’ Fiscal 2011 base salaries increased in the range of 2.9% to 6.2% from Fiscal 2010. Effective September 2010, the Named Executive Officers’ Fiscal 2011 base salaries were as follows: Mr. Pfenniger — $475,000; Mr. Fernandez — $256,000; Mr. Izquierdo — $250,000 and Ms. Rosello — $270,000.

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

The Compensation Committee’s grant of stock options to the Named Executive Officers is entirely discretionary, subject to any limitations set by our Amended and Restated 2000 Stock Incentive Plan, and is generally made on a once-a-year basis. Decisions by the Compensation Committee regarding grants of stock options to the Named Executive Officers (other than the Chief Executive Officer and the Executive Vice President of Operations) are generally made based upon the recommendation of the Chief Executive Officer, and includes the consideration of the executive officer’s current position with us, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries. In addition, the Compensation Committee considers the number of outstanding and previously granted options of the executive, as well as the other components of his or her total compensation in determining the appropriate grant. As with base salary determinations, the Committee does not use any specific formula, factors, or particular criteria that must be met by each executive officer and does not assign any relative weight to any factors or criteria it considers when granting stock options. Rather, the Committee exercises its judgment and discretion by considering all factors that it deems relevant at the time of such grants. For example, in determining grants of stock options made in Fiscal 2011, the Committee considered the most significant factors driving our shareholder value, including: (i) our Fiscal 2010 results of operations and financial position, including our growth in revenue, income from operations, operating margins and net income, as described above in connection with base salary determinations, (ii) each executive officer’s position with the Company, and (iii) each executive officer’s past and expected future contribution to matters that drive long-term shareholder value. In evaluating each executive officer’s past and expected future contribution to matters that drive long-term shareholder value, the Committee reviewed the following factors: (i) the achievement of strategic and operating objectives, (ii) the execution, implementation, and integration of our acquisition strategy, and (iii) our history of revenue and profit growth and improvement in financial position. Moreover, these factors were not quantified or given any particular weighting in determining grants of stock options.

Rather, the Committee relied on its own business experience and judgment in determining the grants. After reviewing the factors set forth above, the Committee determined the amounts of grants to be awarded based on the Committee’s view of the relative responsibility of each executive officer’s position with the Company. As a result, our Chief Executive Officer received a significantly larger grant of stock options than our other executive officers. Our Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary, and Executive Vice President — Operations received the same grant of stock options in Fiscal 2011, as the Committee viewed these positions as having a similar amount of relative responsibility in contributing to the factors driving long-term shareholder value during Fiscal 2011. Our Senior Vice President — Marketing and Business Development received a smaller grant of stock options in Fiscal 2011 than our other executive officers, as the Committee viewed this position as having less impact on the factors driving long-term shareholder value than the positions of Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary, and Executive Vice President — Operations during Fiscal 2011.

In September 2010, the following grants of options were made to our Named Executive Officers in connection with their services for Fiscal 2010: Mr. Pfenniger — option to purchase 250,000 shares; Ms. Rosello — option to purchase 150,000 shares; Mr. Fernandez — option to purchase 150,000 shares; and Mr. Izquierdo — option to purchase 50,000 shares. Each of the options has an exercise price equal to the market value of the common stock on the date of grant, and which vest in equal annual amounts over a four-year period.

We have generally approved grants of stock options in specific amounts as part of an executive officer’s initial employment with us. We do not have any program or practice to time annual or other grants of stock options in coordination with the release of material non-public information or otherwise.

Annual Cash Incentive Program

We maintain an annual cash incentive bonus plan which provides for the payment of cash bonuses to eligible members of our management team, including the Named Executive Officers. The purpose of the cash incentive bonus plan is to provide incentives to those employees who have the ability to impact operating performance, to address and achieve annual performance goals and to participate in our growth and profitability. Under the terms of the plan for Fiscal 2011, a pool was established from which bonuses would be paid in an amount equal to 20% of the amount by which our pre-tax earnings for Fiscal 2011 exceeded a pre-determined threshold of $36 million, which approximated our pre-tax income for Fiscal 2010. Distributions of awards from the bonus pool to eligible employees, including the Named Executive Officers are determined by the Compensation Committee, which considers the recommendations of the Chief Executive Officer for all participants other than himself and the Executive Vice President of Operations. The bonus payable from the pool to the Chief Executive Officer and the Executive Vice President of Operations are based solely upon Compensation Committee deliberations. As with the determination of base salary and grants of stock options, the Committee does not follow any specific formula, factors, or particular criteria that must be met by each executive officer and does not assign any relative weight to any factors or criteria it considers in determining amounts to distribute from the bonus pool to each executive officer. For example, in making distributions from the bonus pool in October 2011, the Committee considered the most significant factors driving our shareholder value, including: (i) our Fiscal 2011 results of operations and financial position, including our growth in revenue, income from operations, operating margins and net income, as described above in connection with base salary determinations and (ii) each executive officer’s position, responsibilities, and relative contribution to the achievement of our business plan. Moreover, these factors were not quantified nor given any particular weighting in determining amounts to distribute from the bonus pool to each executive officer. Rather the Committee relied on its own business experience and judgment in determining distributions from the bonus pool. After reviewing the factors set forth above, the Committee determined the distributions to be awarded based on the Committee’s view of the relative responsibility of each executive officer’s position with the Company. As a result, our Chief Executive Officer received a larger distribution than our other executive officers. Our Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary and Executive Vice President — Operations received the same distribution in October 2011, as the Committee viewed these positions as having a similar amount of relative responsibility in contributing to the achievement of our business plan during Fiscal 2011. Our Senior Vice President — Marketing and Business Development received a smaller distribution in October 2011 than our other executive officers, as the Committee viewed this position as having less impact on the factors driving the achievement of our business plan than the positions of Senior Vice President — Finance, Chief Financial Officer, Treasurer and Secretary and Executive Vice President — Operations during Fiscal 2011.

In August 2011, the Compensation Committee met to determine awards under the plan for Fiscal 2011 to the Named Executive Officers. Based on the Committee’s consideration of the factors noted above, and based upon Mr. Pfenniger’s recommendations with respect to the Named Executive Officers other than himself and the Executive Vice President of Operations, the Compensation Committee awarded annual cash incentive program compensation to the Named Executive Officers as follows: Mr. Pfenniger — $130,000; Mr. Fernandez — $90,000; Ms. Rosello — $90,000 and Mr. Izquierdo — $70,000.

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

As a result of the Merger, the Company did not consider the results of the shareholder advisory vote on executive compensation presented at the Annual Meeting of Shareholders held on February 24, 2011 in determining compensation policies and decisions.

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

The undersigned director, having been appointed as the sole director of the Company as a result, and at the Effective Time, of the Merger, has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the undersigned director has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Submitted by the Board of Directors of Continucare:

Michael M. Earley

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of the Named Executive Officers (as defined in the “Compensation Discussion and Analysis” section above) for the fiscal years ended June 30, 2011, 2010 and 2009. We do not have employment agreements with any of the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards	Option Awards(1)		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)		Total
Richard C. Pfenniger, Jr.,	2011		$471,635	—	—		$335,400		$130,000	—		$7,799		$944,834
Chairman of the Board, President and Chief Executive Officer	2010		$444,462	—	—		$234,714		$400,000	—		$7,799		$1,086,975
	2009		$407,519	—	—		$210,161		$265,000	—		$13,435		$896,115

Fernando L. Fernandez,	2011		$253,869	—	—		$194,573		$90,000	—		$15,501		$553,943
Senior Vice President- Finance, Chief Financial Officer, Treasurer and Secretary	2010 2009	$ $	239,642 227,481	— —	— —	$ $	124,762 99,577	$ $	250,000 125,000	— —	$ $	15,501 15,501	$ $	629,905 467,559

Gemma Rosello,	2011		$267,923	—	—		$195,125		$90,000			$13,822		$566,870
Executive Vice President — Operations	2010		$254,492	—	—		$128,167		$250,000	—		$13,819		$646,478
	2009		$242,331	—	—		$161,583		$125,000	—		$13,821		$542,735

Luis H. Izquierdo,	2011		$249,300	—	—		$79,892		$70,000			$14,480		$413,672
Senior Vice President-Marketing and Business Development	2010		$242,480	—	—		$66,976		$100,000	—		$14,478		$423,934
	2009		$236,115	—	—		$60,816		$60,000	—		$14,479		$371,410

(1)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718, without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2011. Assumptions used in the calculation of these amounts are included in footnote 7 to our audited financial statements for the fiscal year ended June 30, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2011. There were no forfeitures during Fiscal 2011. Additional information regarding these stock options awarded to the Named Executive Officers in Fiscal 2011, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards — Fiscal 2011” table below.
(2)	Includes the amount of the insurance premiums paid by us on behalf of the Named Executive Officers that exceed the insurance premiums paid by us on behalf of our non-executive employees, and also includes car allowances for Ms. Rosello and Mr. Izquierdo.

Grants of Plan-Based Awards — Fiscal 2011

The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to our non-equity and equity incentive plans in the fiscal year ended June 30, 2011.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Richard C. Pfenniger, Jr.	9/15/10	—	N/A	N/A	—	—	—	—	$250,000	$3.51	$480,900
Fernando L. Fernandez	9/15/10	—	N/A	N/A	—	—	—	—	$150,000	$3.51	$288,500
Gemma Rosello	9/15/10	—	N/A	N/A	—	—	—	—	$150,000	$3.51	$288,500
Luis H. Izquierdo	9/15/10	—	N/A	N/A	—	—	—	—	$50,000	$3.51	$96,200

(1)	Represents the estimated possible payouts of cash awards under our Annual Cash Incentive Program which is tied to financial performance goals. Our annual incentive plan is more fully described in the “Compensation Discussion and Analysis” section beginning on page 7. No threshold payment is disclosed because no payments would be payable under the annual incentive plan until pre-tax profits exceed the threshold amount. Further, no target amount is provided because no target amounts were established and no maximum amount is presented because this plan does not limit the maximum potential payout. The Compensation Committee determines payouts under our Annual Cash Incentive Program after determining amounts available to be paid out following the end of the fiscal year.
(2)	All options are to purchase shares of our common stock granted under our Amended and Restated 2000 Stock Incentive Plan. Each grant vests 25% over the first four years from the date of grant.
(3)	Represents the approximate grant date fair value computed in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End — 2011

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of June 30, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard C. Pfenniger, Jr.	200,000	—		—	$2.42	12/6/15
	150,000	—		—	2.77	9/12/16
	150,000	—		—	2.51	9/11/17
	131,250	43,750	(1)	—	2.38	9/19/18
	87,500	87,500	(2)	—	3.13	9/15/19
	62,500	187,500	(3)	—	3.51	9/15/20

Fernando L. Fernandez	350,000	—		—	$1.98	6/14/14
	75,000	—		—	2.42	12/6/15
	50,000	—		—	2.77	9/12/16
	75,000	—		—	2.51	9/11/17
	75,000	25,000	(1)	—	2.38	9/19/18
	50,000	50,000	(2)	—	3.13	9/15/19
	37,500	112,500	(3)	—	3.51	9/15/20

Gemma Rosello	100,000	—		—	$2.69	5/26/15
	75,000	—		—	2.42	12/6/15
	75,000	—		—	2.77	9/12/16
	75,000	—		—	2.51	9/11/17
	75,000	25,000	(1)	—	2.38	9/19/18
	50,000	50,000	(2)	—	3.13	9/15/19
	37,500	112,500	(3)	—	3.51	9/15/20

Luis H. Izquierdo	300,000	—		—	$1.51	1/5/14
	75,000	—		—	2.42	12/6/15
	25,000	—		—	2.77	9/12/16
	50,000	—		—	2.51	9/11/17
	37,500	12,500	(1)	—	2.38	9/19/18
	25,000	25,000	(2)	—	3.13	9/15/19
	12,500	37,500	(3)	—	3.51	9/15/20

(1)	Vests in four equal annual installments beginning on September 19, 2009.
(2)	Vests in four equal annual installments beginning on September 15, 2010.
(3)	Vests in four equal annual installments beginning on September 15, 2011.

Option Exercises and Stock Vested — Fiscal 2011

No stock options were exercised by the Named Executive Officers in the fiscal year ended June 30, 2011. Also, there were no outstanding stock awards during the fiscal year ended June 30, 2011.

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

In connection with the Merger, Richard Pfenniger and Fernando Fernandez each entered into a Change in Control and Separation Agreement with Metropolitan, pursuant to which, upon completion of the Merger (a) Metropolitan will pay to Mr. Pfenniger $475,000 (less applicable taxes) over a twelve month period beginning no later than 30 days after completion of the Merger in accordance with Metropolitan’s normal payroll policies and a lump sum payment of $20,262, which is the value of one year of welfare benefits and (b) Metropolitan will pay to Mr. Fernandez $256,000 (less applicable taxes) over a twelve month period beginning no later than 90 days after completion of the Merger in accordance with Metropolitan’s normal payroll policies and a lump sum payment of $32,886, which is the value of one year of welfare benefits. In addition, Mr. Pfenniger’s employment terminated at the Effective Time and Mr. Fernandez’ employment will terminate on February 15, 2012 (or prior to that date on 30 days’ written notice from one party to the other), and both Mr. Pfenniger and Mr. Fernandez will be paid in one single payment on Metropolitan’s first payroll date after termination of employment an amount equal to: (i) any accrued but unpaid base salary and any bonus payments as of the termination of employment, (ii) any payments with respect to vacations earned but unused through the termination of employment, and (iii) any amount due as reimbursement of expenses incurred before the termination of employment. The Change in Control and Separation Agreements also contain certain covenants regarding confidentiality of information, non-competition and non-solicitation of Continucare employees by each of Mr. Pfenniger and Mr. Fernandez applicable until the first anniversary of the termination of his employment.

Compensation of Directors

Our Compensation Committee determines director compensation. The Compensation Committee strives to set a mix of cash and equity-based compensation in amounts which fairly compensate the directors for their expected time commitments and responsibilities in serving on the Board and which aligns the directors interests with the long term interests of shareholders. Each of our non-employee directors received a cash retainer of $50,000 for their service on the Board in Fiscal 2011. In addition, for Fiscal 2011, the Chairman of each of the Nominating Committee and the Compensation Committee received an additional cash retainer of $10,000 and the Chairman of the Audit Committee received an additional cash retainer of $15,000. Also, each of our non-employee directors were granted fully vested options to purchase 25,000 shares of common stock during Fiscal 2011.

Director Compensation — Fiscal 2011

The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during Fiscal 2011.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert J. Cresci	$60,000	—	$54,940	—	—	—	$114,940
Neil Flanzraich	$50,000	—	$54,940	—	—	—	$104,940
Phillip Frost, M.D.	$60,000	—	$54,940	—	—	—	$114,940
Jacob Nudel, M.D.	$50,000	—	$54,940	—	—	—	$104,940
Marvin A. Sackner, M.D.	$50,000	—	$54,940	—	—	—	$104,940
Jacqueline Simkin	$50,000	—	$54,940	—	—	—	$104,940
A. Marvin Strait	$65,000	—	$54,940	—	—	—	$119,940

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2011, in accordance with ASC 718, without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to Fiscal 2011. Assumptions used in the calculation of these amounts are included in footnote 7 to our audited financial statements for the fiscal year ended June 30, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2011. There were no forfeitures during Fiscal 2011. The grant date fair value of the stock option awards granted during Fiscal 2011 and computed in accordance with ASC 718 was $2.20 per share. The table below sets forth the aggregate number of stock options of each non-employee director outstanding as of June 30, 2011:

Name	Stock Options
Robert J. Cresci	165,000
Neil Flanzraich	165,000
Phillip Frost, M.D.	165,000
Jacob Nudel, M.D.	145,000
Marvin A. Sackner, M.D.	50,000
Jacqueline Simkin	75,000
A. Marvin Strait	158,334

Compensation Committee Interlocks and Insider Participation

During Fiscal 2011, our Compensation Committee was comprised of the following four members: Robert J. Cresci (Chairman), Neil Flanzraich, Marvin A. Sackner, M.D., Jacqueline Simkin, and A. Marvin Strait. There are no interlocking relationships between members of our Compensation Committee and the compensation committees of other companies’ board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 30, 2011 concerning the beneficial ownership of the common stock by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting power and investment power unless otherwise indicated.

At the Effective Time, each issued and outstanding share of Continucare common stock was converted into the Merger Consideration and each issued and outstanding option to purchase Continucare common stock was exchanged for the Option Consideration.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock(2)
Robert Cresci c/o Pecks Management Partners, Ltd. One Rockefeller Plaza, Suite 1427 New York, NY 10020	414,534	(3)	*

Neil Flanzraich 4400 Biscayne Boulevard Miami, FL 33137	365,000	(4)	*

Phillip Frost, M.D. 4400 Biscayne Boulevard Miami, FL 33137	26,155,917	(5)	42.9%

Fernando L. Fernandez	712,500	(6)	1.2%

Luis H. Izquierdo	525,000	(6)	*

Jacob Nudel, M.D. 333 Las Olas Way, #3703 Fort Lauderdale, FL 33301	195,000	(7)	*

Richard C. Pfenniger, Jr.	1,860,993	(8)	3.0%

Gemma Rosello	487,500	(6)	*

Marvin A. Sackner, M.D. 4400 Biscayne Boulevard Miami, FL 33137	50,000	(6)	*

Jacqueline M. Simkin 801 Brickell Avenue, Suite 2350 Miami, FL 33131	647,640	(9)	1.1%

A. Marvin Strait 2 North Cascade Avenue Suite 1300 Colorado Springs, CO 80903	185,000	(10)	*

All directors and executive officers as a group (11 persons)	31,599,084		49.2%

*	Less than one percent.
(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”); the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act.
(2)	Based on 60,850,766 shares outstanding as of September 30, 2011.
(3)	Includes 165,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 30, 2011.
(4)	Includes 165,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 30, 2011.
(5)	Includes (i) 24,771,604 shares owned beneficially through Frost Gamma Investments Trust; (ii) 819,313 shares beneficially owned through Frost Nevada Investments Trust; (iii) 400,000 shares of stock owned directly by Dr. Frost and (iv) 165,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 30, 2011.

(6)	Represents shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 30, 2011.
(7)	Includes 145,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 30, 2011.
(8)	Includes 781,250 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 30, 2011.
(9)	Includes 572,640 shares of common stock held by the Jacqueline Simkin Trust, of which Ms. Simkin is a beneficiary, and 75,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 30, 2011.
(10)	Includes 158,334 shares of common stock underlying options that are currently exercisable or exercisable within 60 days after September 30, 2011.

Changes in Control

As described above, in Part III, Item 10 “Directors, Executive Officers and Corporate Governance — Recent Developments,” Continucare merged with and into Merger Sub, a wholly-owned subsidiary of Metropolitan, with Continucare surviving as a wholly-owned subsidiary of Metropolitan.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2011, with respect to all of our equity compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation plans approved by shareholders	6,690,084	$2.79	3,190,917
Equity Compensation plans not approved by shareholders	—	—	—

	6,690,084		3,190,917

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors considered transactions and relationships between each director or any member of his immediate family and Continucare and its subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors or their known affiliates and members of our senior management or their known affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the listing standards of the NYSE or NYSE Amex and applicable law. The Board of Directors affirmatively determined that a majority of our directors, including Mr. Cresci, Mr. Flanzraich, Dr. Frost, Dr. Sackner, Ms. Simkin and Mr. Strait, are “independent” directors within the meaning of the listing standards of the NYSE and NYSE Amex and applicable law.

The Audit Committee reviews and approves transactions in which Continucare was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party. In Fiscal 2011, no related party transaction occurred where this process was not followed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the audit of our annual financial statements and internal control over financial reporting, fees for audit-related services, tax services and all other services.

	Fiscal 2011	Fiscal 2010
Audit fees (a)	$826,307	$804,076
Audit related fees (b)	—	—
Tax fees (c)	33,000	24,000
All other fees (d)	—	—

	$859,307	$828,076

(a)	Audit fees consist of fees and expenses associated with the fiscal year audit and the audit of internal control over financial reporting, and the reviews of the quarterly reports on Form 10-Q.
(b)	No audit related fees were incurred in Fiscal 2011 and 2010.
(c)	Tax fees consist of services provided for tax compliance.
(d)	No other fees were incurred in Fiscal 2011 and 2010.

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

(a)(3) Exhibits

2.1	Agreement and Plan of Merger, dated as of June 26, 2011, by and among Metropolitan Health Networks, Inc., Cab Merger Sub, Inc. and Continucare Corporation. (1)

3.1	Restated Articles of Incorporation, as amended. (2)

3.2	Amended and Restated Bylaws. (3)

3.3	First Amendment to the Amended and Restated Bylaws. (4)

4.1	Form of certificate evidencing shares of Common Stock. (5)

4.2	Registration Rights Agreement, dated as of October 30, 1997, by and between Continucare Corporation and Loewenbaum & Company Incorporated. (6)

10.1	Continucare Corporation Amended and Restated 1995 Stock Option Plan.** (7)

10.2	Amended and Restated 2000 Stock Option Plan (as amended and restated on November 4, 2009). ** (8)

10.3	Form of Stock Option Agreement.**(9)

10.4	Physician Practice Management Participation Agreement between Continucare Medical Management, Inc., and Humana Medical Plan, Inc. entered into as of the 1st day of August, 1998. (10)

10.5	Amended and Restated Primary Care Provider Services dated November 12, 2004, by and between Vista Healthplan of South Florida, Inc., Vista Insurance Plan, Inc. and Continucare Medical Management, Inc. (11)

10.6	WCMA Loan and Security Agreement dated March 9, 2000 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation. (12)

10.7	Letter Agreement dated March 18, 2005 between Merrill Lynch Business Financial Services, Inc. and Continucare Corporation. (13)

10.8	Form of Promissory Note dated December 29, 2004. (14)

10.9	Letter Agreement between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. regarding amendment and extension of Credit Facility. (15)

10.10	Asset Purchase Agreement, dated as of May 10, 2006, among Continucare Corporation, a Florida corporation, CNU Blue 1, Inc., a Florida corporation and a wholly-owned subsidiary of CNU, CNU Blue2, LLC, a Florida limited liability company and a wholly-owned subsidiary of Buyer, Miami Dade Health and Rehabilitation Services, Inc., a Florida corporation, Miami Dade Health Centers, Inc., a Florida corporation, West Gables Open MRI Services, Inc., a Florida corporation, Kent Management Systems, Inc., Pelu Properties, Inc., a Florida corporation, Peluca Investments, LLC, a Florida limited liability company owned by the Owners, and Miami Dade Health Centers One, Inc., a Florida corporation, MDHC Red, Inc., a Florida corporation, and each of the shareholders of each Seller identified therein. (16)

10.11	Integrated Delivery System Participation Agreement effective as of April 1, 1999 between MDHRS and Humana Medical Plan, Inc., as amended. (17)

10.12	Management Services Agreement dated as of September 1, 2004 between MDHC and Vista Healthplan, Inc., as amended. (18)

10.13	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc. (19)

10.14	WCMA Reducing Revolver Loan and Security Agreement dated September 26, 2006, between Continucare MDHC LLC and Merrill Lynch Business Financial Services, Inc. (20)

10.15	Amendment of Credit Facility dated September 26, 2006, between Continucare Corporation and Merrill Lynch Business Financial Services, Inc. (21)

10.16	Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (22)

10.17	Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (23)

10.18	Independent Practice Association Participation Agreement dated as of October 11, 2007 by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans. (24)

10.19	Credit Facility Agreement, dated as of December 18, 2009, among Continucare Corporation, as a Borrower, Continucare MDHC, LLC, as a Borrower, and Bank of America, N.A., as Bank. (25)

21.1	Subsidiaries of the Company. (26)

23.1	Consent of Independent Registered Public Accounting Firm. (27)

31.1	Section 302 Certification of Principal Executive Officer. *

31.2	Section 302 Certification of Principal Financial Officer. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Documents incorporated by reference to the exhibit number indicated below to the following filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

(1)	Exhibit 2.1 to the Form 8-K dated June 26, 2011, filed June 27, 2011.

(2)	Exhibit 3.1 to the Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 30, 1996.

(3)	Exhibit 3.1 to the Form 8-K dated September 12, 2006, filed September 13, 2006.

(4)	Exhibit 3.2 to the Form 8-K dated November 6, 2007, filed November 7, 2007.

(5)	Exhibit 4.1 to the Post Effective Amendment No. 1 to the Registration Statement on SB-2 on Form S-3 Registration Statement filed on October 30, 1996.

(6)	Exhibit 4.2 to the Form 8-K dated October 30, 1997, filed November 13, 1997.

(7)	Schedule 14A dated December 26, 1997 and filed with the Commission on December 30, 1997.

(8)	Exhibit 10.1 to the Form 8-K dated February 9, 2010, filed February 12, 2010.

(9)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2004.

(10)	Exhibit 10.11 to the Form 10-K for the fiscal year ended June 30, 2000.

(11)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 31, 2004.

(12)	Exhibit 4.1 to the Form 10-Q for the quarterly period ended March 31, 2000.

(13)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2005.

(14)	Exhibit 10.1 to the Form 8-K dated December 30, 2004, filed January 5, 2005.

(15)	Exhibit 10.1 to the Form 8-K dated March 8, 2006, filed on March 10, 2006.

(16)	Exhibit 10.1 to the Form 8-K dated May 10, 2006, filed on May 11, 2006.

(17)	Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2006.

(18)	Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2006.

(19)	Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2006.

(20)	Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2006.

(21)	Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2006.

(22)	Exhibit 10.1 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.

(23)	Exhibit 10.2 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.

(24)	Exhibit 10.3 to the Form 8-K dated October 11, 2007, filed on October 15, 2007.

(25)	Exhibit 4.1 to the Form 8-K dated December 18, 2009, filed December 23, 2009.

(26)	Exhibit 21.1 to the Form 10-K for the year ended June 30, 2011, filed September 7, 2011.

(27)	Exhibit 23.1 to the Form 10-K for the year ended June 30, 2011, filed September 7, 2011.

*	Filed herewith
**	Management contract or compensatory plan or arrangement
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINUCARE CORPORATION

By:	/s/ Fernando L. Fernandez
Fernando L. Fernandez
Senior Vice President – Finance
(Principal Financial Officer)

Date: October 27, 2011

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002